Form 10QSB
period 2000-03-31
TRUE HEALTH INC
filed 2000-05-15
CIK 1110607

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                                --------------

                 Commission file number   0-30351
                                          -------

                               TRUE HEALTH, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Utah                                     75-2263732
--------------------------------------------------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

  5 Tansey Circle, Mesquite, Texas  75149
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

  (972)  644-1200
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

  Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, Par Value $0.001 Per Share
--------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

     As of March 31, 2000, there were outstanding 60,609,774 shares of True Health, Inc., Common Stock, par value $.001.

     Transitional Small Business Disclosure Format (Check one):
                       Yes        No     X
                       ---------  ---------

                                  FORM 10-QSB

                               TRUE HEALTH, INC.
                             Index to Form 10-QSB

                                    PART I

FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2000 and March 31, 1999

Statements of Loss for the Three Months Ended March 31, 2000 and 1999

Statements of Cash flows for the Three Months Ended March 31, 2000 and 1999

Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    PART II

OTHER INFORMATION

         Item 1

SIGNATURES

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial statements

                               TRUE HEALTH, INC.
                                Balance Sheets

                                                 March 31, 2000 and 1999
--------------------------------------------------------------------------

                                                        2000         1999
                                                  (Unaudited)  (Unaudited)
                                                  ----------   ----------
ASSETS
Current assets:
  Cash                                             $   3,996    $     281
  Accounts Receivable, trade                              89            -
  Inventory                                            9,855        8,402
                                                   ---------    ---------
      Total current assets                         $  13,940        8,683
                                                   ---------    ---------

Office and computer equipment, net of
   accumulated depreciation of $1,213 and $506           921        1,628
                                                   ---------    ---------
    Total assets                                   $  14,861    $  10,311
                                                   =========    =========

LIABILITIES
  Current liabilities:
    Short term notes payable                       $     -0-    $     874
    Accounts payable and accrued expenses              3,815        5,327
    Due to related parties                            78,185       70,962
                                                   ---------    ---------
      Total current liabilities                       82,000       77,163
                                                   ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value, 100,000,000
   shares authorized 60,609,774 and 61,409,774
   shares issued and outstanding                   $ 606,098    $ 614,097
Capital in excess of par value                       277,621      274,622
 Accumulated deficit                                (950,858)    (955,571)
                                                   ---------    ---------
  Total stockholders' equity (deficit)               (67,139)     (66,852)
                                                   ---------    ---------
                                                   $  14,861    $  10,311
                                                   =========    =========

See accompanying notes.

                                                 TRUE HEALTH, INC.
                                                 Statements of Income (Loss)
                                    For The 3 Months Ended March 31, 2000 and 1999
-----------------------------------------------------------------------------------
                                                          2000           1999
                                                         (Unaudited)    (Unaudited)
                                                         -----------    -----------

Sales                                                        $ 6,564       $6,421
Cost of sales                                                  1,608        1,982
                                                          ----------   ----------
 Gross profit                                                  4,956        4,439
                                                          ----------   ----------

Selling, general, and administrative expenses:
 Salaries and sales commissions                                  771        1,008
 Research and development                                        168            -
 Depreciation                                                    103          201
 Advertising and promotion                                       869          265
 Other                                                         4,461        3,540
                                                          ----------   ----------
  Total selling, general, and administrative expenses          6,372        5,014
                                                          ----------   ----------
  Loss from operations                                        (1,416)        (575)
                                                          ----------   ----------

Other income (expense)
 Interest expense                                                (56)         (43)
                                                          ----------   ----------
  Total other income (expense)                                   (56)         (43)
                                                          ----------   ----------

Income (loss) before taxes on income                          (1,472)        (618)
Provision (credit) for taxes on income                             -            -
                                                          ----------   ----------
 Net income (loss)                                           $(1,472)      $ (618)
                                                          ==========   ==========

Income (Loss) per common share, basic                      $(.000024)   $(.000009)
                                                          ==========   ==========
Weighted average number of shares outstanding             61,328,130   63,790,585
                                                          ==========   ==========

See accompanying notes.

                                                 TRUE HEALTH, INC.
                                                 Statements of Cash Flows
                                    For The 3 Months Ended March 31, 2000 and 1999
-----------------------------------------------------------------------------------
                                                          2000          1999
                                                         (Unaudited)   (Unaudited)
                                                         -----------   -----------

Cash flows from operating activities:
 Net income (loss)                                       $  (1,472)    $    (618)

 Adjustments to reconcile net income to cash
  provided (used) by operating activities:
   Depreciation                                                103           201
   Decrease (increase) in accounts receivable                  349           342
   Decrease (increase) in inventory                           (626)          921
   Increase (decrease) in accounts payable and
    accrued expenses                                        (4,124)         (179)
                                                         ---------     ---------
     Net cash provided (used) by operating activities       (5,770)          667
                                                         ---------     ---------

Cash flows from investing activities:
                                                         ---------     ---------
Net cash provided (used) by investing activities                 -             -
                                                         ---------     ---------

Cash flows from financing activities:
 Advances from related parties                               7,771          (180)
 Repayment of short term notes payable                         (90)         (273)
                                                         ---------     ---------
   Net cash provided (used) by financing activities          7,681          (453)
                                                         ---------     ---------

   Net increase (decrease) in cash and cash equivalents      1,911           214

Cash and cash equivalents:
 Beginning of period                                        2,085             67
                                                        ---------      ---------
  End of period                                         $   3,996      $     281
                                                        =========      =========

Supplemental cash flow disclosures:
 Cash paid for interest                                 $      56      $      43

See accompanying notes.

                               TRUE HEALTH, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of presentation:
The financial statements include the accounts of True Health, Inc. The balance sheets for the three months ended March 31, 1999 and 2000, the statements of loss for the three months ended March 31, 1999 and 2000, and the statements of cash flows for the three months ended March 31, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position of operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission (SEC) on or about April 15, 2000.

Note 2 - The Company, nature of operations:
True Health, Inc. (the Company) is a Utah corporation engaged in the marketing of nutrition supplement/meal replacement products under the brand name True Health. Substantially all of its revenues are derived from these products. The products are distributed from the Company's facilities in Texas to customers throughout the world. The accompanying financial statements have been prepared on the basis of generally accepted accounting principles.

Note 3 - Summary of significant accounting policies:
Following is a summary of the Company's organization and significant accounting policies:

Basis of presentation -The accounting and reporting policies of the Company conform to generally accepted accounting principals.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and expense recognition - The Company follows the accrual method of accounting. Revenues are recognized when the goods are shipped and expenses are recognized when incurred.

Cash and cash equivalents - Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Inventory - Inventories are stated at the lower of cost or market, with cost determined using the first-in first-out (FIFO) method.

Income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax effects that will result from differences between the income tax and financial statement basis of assets and liabilities, and for loss and credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to be in effect when the differences are used for tax purposes, but deferred tax assets are recognized only when future realization is more likely than not. Provisions for currently payable income taxes are computed on the current year's income taxable for federal and state income tax reporting purposes.

Earnings (loss) per share - Earnings (loss) per share is computed on the weighted average number of shares outstanding during the year, in accordance with FASB Statement Number 128, Earnings Per Share.

Advertising - The Company expenses advertising costs as incurred.

Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash, accounts receivable, accounts payable, notes payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Note 4 - Going concern:
The Company has experienced losses in eight of the previous ten years. Losses amount to more than $940,000 on a cumulative basis. At March 31, 2000, current liabilities exceeded current assets by approximately $68,000, resulting in a working capital deficiency; there is also a capital deficit of the same approximate amount. Management is currently investigating alternative marketing strategies, methods, and markets, and is seeking additional outside financing and/or equity investors, but there is no assurance that management's efforts in this regard will be successful. Moreover, substantially all revenues are derived from a single product or line of products, creating a concentration of business; should the Company be unable for any reason to continue sales of the products, it would have a severe impact on the Company's business. All of the above factors create substantial doubt about the Company's ability to continue as a going concern.

                               TRUE HEALTH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company had sales of $6,564 the first quarter of 2000, versus $6,421 in 1999. The Company has been focusing more effort toward testing products and getting ready to introduce new products on the market. Selling, general, and administrative expenses increased to $6,372 from $5,014. This increase is due to related increase in advertising and computer expense in increased sales efforts beginning late in the quarter.

The Company had total assets of $14,861 on March 31, 2000, compared to $10,311 on March 31, 1999.

The Company has developed three new formulas, and expects to begin marketing one of the products very soon. The Company expects that seeking investment capital and the sale of stock will provide cash requirements for operations. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

OTHER MATTERS
The Company utilizes "off-the-shelf" computer software in its operations obtained from major vendors such as Quicken and Microsoft. Currently, management believes that most critical systems are year 2000 compliant.

This form 10-QSB includes or may include certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in the Form 10-SB include, among others, the pace of technological change, the Company's ability to manage growth, general business and economic conditions in the Company's operating regions, and competitive and other factors, all as more fully described in the Company's Report on Form 10-SB for the period ended December 31, 1999, under Management's Discussion and Analysis of Financial Condition and Results of Operations. "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB. If the

Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company would make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

ITEM 1.  EXHIBITS AND REPORTS ON FORM 8-K

None.

     All other items in PART II are either not applicable to the Company during the current quarter, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to PART II.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRUE HEALTH INC.
                                        ---------------------------------------
                                                     (Registrant)

Date: 5-13-00                           By: /s/ RICHARD M. STOKLEY
      -------                              ------------------------------------
                                                   (Signature)
                                                   Richard M. Stokley
                                                   President