Form 10QSB
period 2000-06-30
TRUE HEALTH INC
filed 2000-08-15
CIK 1110607

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB


(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
    EXCHANGE ACT OF 1934

                             For the quarterly period ended June 30, 2000
                                                            -------------

                             Commission file number   0-30351
                                                      -------


                               TRUE HEALTH, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Utah                                                                  75-2263732
-------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or                       (IRS Employer Identification No.)
             organization)

  5 Tansey Circle, Mesquite, Texas  75149
-------------------------------------------------------------------------------------------------------------------------
                                             (Address of principal executive offices)

  (972)  644-1200
-------------------------------------------------------------------------------------------------------------------------
                                                   (Issuer's  telephone number)

Securities registered pursuant to Section 12(g) of the Act:
                                              Common Stock, Par Value $0.01 Per Share
-------------------------------------------------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  x   No
                                                 ---     ---

     As of June 30, 2000, there were outstanding 60,609,774 shares of True Health, Inc., Common Stock, par value $.01.

     Transitional Small Business Disclosure Format (Check one):  Yes    No  x
                                                                    ---    ---

                                  FORM 10-QSB

                               TRUE HEALTH, INC.
                              Index to Form 10-QSB


                                     PART I



FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2000 and June 30, 1999

Statements of Income (Loss) for the Three and Six Months Ended June 30, 2000 and 1999

Statements of Cash flows for the Three and Six Months Ended June 30, 2000 and
1999

Notes to Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    PART II


OTHER INFORMATION

     Item 1

SIGNATURES

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial statements

                               TRUE HEALTH, INC.
                                 Balance Sheets


                              June 30, 2000 and 1999

-------------------------------------------------------------------------------
                                                   2000          1999
                                                   (Unaudited)   (Unaudited)
                                                    ---------     ---------
ASSETS
Current assets:
  Cash                                             $    1,214    $       354
  Accounts Receivable, trade                                -             92
  Inventory                                             9,355          9,580
                                                   ----------     ----------
      Total current assets                         $   10,569    $   $10,026
                                                   ----------     ----------

Office and computer equipment, net of
 accumulated depreciation of $1,315 and $707              820          1,427
                                                   ----------     ----------
  Total assets                                     $   11,389    $    11,453
                                                   ==========    ===========


LIABILITIES
  Current liabilities:
    Short term notes payable                       $     -0-     $       590
    Accounts payable and accrued expenses              11,305          4,509
    Due to related parties                             79,296         70,262
                                                   ----------     ----------
      Total current liabilities                        90,601         75,361
                                                   ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value, 100,000,000
   shares authorized 60,609,774 and 61,409,774
   shares issued and outstanding                   $  606,098    $   614,097
Capital in excess of par value                        277,621        274,622
 Accumulated deficit                                 (962,931)      (952,627)
                                                   ----------     ----------
  Total stockholders' equity (deficit)                (79,212)       (63,908)
                                                   ----------     ----------
                                                   $   11,389    $    11,453
                                                   ==========    ===========

See accompanying notes.

                                                               TRUE HEALTH, INC.
                                                     Statements of Income (Loss)
                                   For The 6 Months Ended June 30, 2000 and 1999
-------------------------------------------------------------------------------
                                                       2000          1999
                                                       (Unaudited)   (Unaudited)
                                                        ---------     ---------

Sales                                                  $   12,563   $    16,341
Cost of sales                                               2,765         4,199
                                                       ----------   -----------
 Gross profit                                               9,798        12,142
                                                       ----------   -----------

Selling, general, and administrative expenses:
 Salaries and sales commissions                             3,950         1,853
 Research and development                                     615           137
 Depreciation                                                 205           403
 Advertising and promotion                                  2,850           441
 Other                                                     15,626         6,827
                                                       ----------    ----------
  Total selling, general, and administrative expenses      23,246         9,661
                                                       ----------    ----------
  Loss from operations                                    (13,448)        2,481
                                                       ----------    ----------

Other income (expense)
 Interest expense                                              (97)        (155)
                                                        ----------   ----------
  Total other income (expense)                                 (97)        (155)
                                                        ----------   ----------

Income (loss) before taxes on income                       (13,545)       2,326
Provision (credit) for taxes on income                           -            -
                                                        ----------   ----------
 Net income (loss)                                      $  (13,545)  $    2,326
                                                        ==========   ==========

Income (Loss) per common share, basic                   $ (.000223)  $  .000038
                                                        ==========   ==========
Weighted average number of shares outstanding           60,609,774   61,409,774
                                                        ==========   ==========

See accompanying notes.

                                                               TRUE HEALTH, INC.
                                                     Statements of Income (Loss)
                                   For The 3 Months Ended June 30, 2000 and 1999
-------------------------------------------------------------------------------

                                                       2000          1999
                                                       (Unaudited)   (Unaudited)
                                                        ---------    ----------

Sales                                                   $    5,999   $    9,920
Cost of sales                                                1,157        2,217
                                                        ----------   ----------
 Gross profit                                                4,842        7,703
                                                        ----------   ----------
Selling, general, and administrative expenses:
 Salaries and sales commissions                              3,179          845
 Research and development                                      447          137
 Depreciation                                                  101          201
 Advertising and promotion                                   1,981          176
 Other                                                      11,166        3,288
                                                        ----------   ----------
  Total selling, general, and administrative expenses       16,874        4,647
                                                        ----------   ----------
  Loss from operations                                     (12,032)       3,056
                                                        ----------   ----------

Other income (expense)
 Interest expense                                              (41)        (112)
                                                        ----------   ----------
  Total other income (expense)                                 (41)        (112)
                                                        ----------   ----------
Income (loss) before taxes on income                       (12,073)       2,944
Provision (credit) for taxes on income                           -            -
                                                        ----------   ----------
 Net income (loss)                                      $  (12,073)  $    2,944
                                                        ==========   ==========

Income (Loss) per common share, basic                   $ (.000199)  $  .000048
                                                        ==========   ==========
Weighted average number of shares outstanding           60,609,774   61,409,774
                                                        ==========   ==========
See accompanying notes.

                                                               TRUE HEALTH, INC.
                                                        Statements of Cash Flows
                                   For The 6 Months Ended June 30, 2000 and 1999
-------------------------------------------------------------------------------
                                                       2000          1999
                                                       (Unaudited)   (Unaudited)
                                                        ---------    ----------
Cash flows from operating activities:
 Net income (loss)                                      $  (13,545)     $2 ,326

 Adjustments to reconcile net income to cash
  provided (used) by operating activities:
   Depreciation                                                205          403
   Decrease (increase) in accounts receivable                  438          250
   Decrease (increase) in inventory                           (126)        (257)
   Increase (decrease) in accounts payable and
    accrued expenses                                         3,365         (998)
                                                        ----------   ----------
     Net cash provided (used) by operating activities       (9,663)       1,724
                                                        ----------   ----------

Cash flows from investing activities:
Net cash provided (used) by investing activities                 -            -
                                                        ----------   ----------

Cash flows from financing activities:
 Advances from related parties                               8,882         (880)
 Repayment of short term notes payable                         (90)        (557)
                                                        ----------   ----------
   Net cash provided (used) by financing activities          8,792       (1,437)
                                                        ----------   ----------

   Net increase (decrease) in cash and cash equivalents       (871)         287

Cash and cash equivalents:
 Beginning of period                                         2,085           67
                                                        ----------   ----------
 End of period                                          $    1,214   $      354
                                                        ==========   ==========
Supplemental cash flow disclosures:
 Cash paid for interest                                 $       97   $      155

See accompanying notes.

                                                               TRUE HEALTH, INC.
                                                        Statements of Cash Flows
                                   For The 3 Months Ended June 30, 2000 and 1999
-------------------------------------------------------------------------------
                                                       2000          1999
                                                       (Unaudited)   (Unaudited)
                                                        ---------    ----------

Cash flows from operating activities:
 Net income (loss)                                      $  (12,073)  $   2 ,944

Adjustments to reconcile net income to cash
  provided (used) by operating activities:
   Depreciation                                                101          201
   Decrease (increase) in accounts receivable                   89          (92)
   Decrease (increase) in inventory                            500       (1,178)
   Increase (decrease) in accounts payable and
    accrued expenses                                         7,490         (818)
                                                        ----------   ----------
Net cash provided (used) by operating activities            (3,893)       1,057
                                                        ----------   ----------

Cash flows from investing activities:
                                                        ----------   ----------
Net cash provided (used) by investing activities                 -            -
                                                        ----------   ----------

Cash flows from financing activities:
 Advances from related parties                               1,111         (700)
 Repayment of short term notes payable                           -         (284)
                                                        ----------   ----------
   Net cash provided (used) by financing activities          1,111         (984)
                                                        ----------   ----------

Net increase (decrease) in cash and cash equivalents        (2,782)          73

Cash and cash equivalents:
 Beginning of period                                         3,996          281
                                                        ----------   ----------
 End of period                                          $    1,214   $      354
                                                        ==========   ==========

Supplemental cash flow disclosures:
 Cash paid for interest                                 $       41   $      112

See accompanying notes.

                               TRUE HEALTH, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of presentation:
The financial statements include the accounts of True Health, Inc. The balance sheets for the six months ended June 30, 1999 and 2000, the statements of Income (loss) for the three and six months ended June 30, 1999 and 2000, and the statements of cash flows for the three and six months ended June 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000 and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position of operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission (SEC) on or about April 15, 2000.

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

Note 4 - Going concern:

The Company has experienced losses in eight of the previous ten years. Losses amount to more than $940,000 on a cumulative basis. At June 30, 2000, current liabilities exceeded current assets by approximately $80,000, resulting in a working capital deficiency; there is also a capital deficit of the same approximate amount. Management is currently investigating alternative marketing strategies, methods, and markets, and is seeking additional outside financing and/or equity investors, but there is no assurance that management's efforts in this regard will be successful. Moreover, substantially all revenues are derived from a single product or line of products, creating a concentration of business; should the Company be unable for any reason to continue sales of the products, it would have a severe impact on the Company's business. All of the above factors create substantial doubt about the Company's ability to continue as a going concern.

                               TRUE HEALTH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had sales of $12,563 the first six months of 2000, versus $16,341 in 1999. The decrease in sales during the first six months of 2000 is due primarily to initial new clinic sales which occurred only during the first half of 1999. The Company has now been focusing more effort toward testing products and getting ready to introduce new products on the market. Selling, general, and administrative expenses increased to $23,246 from $9,661. This increase was primarily due to increased legal and professional expenses related to costs incurred in SEC filings. The increase in selling, general and administrative expenses is also due to an increase in advertising and promotion expense as the company increased its sales efforts during the six months period.

The Company had total assets of $11,389 on June 30, 2000, compared to $11,453 on June 30, 1999.

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


                                                TRUE HEALTH, INC
                                 _________________________________________
                                                   (Registrant)


   Date:   8/14/00           By: /s/ Richard M. Stokley
         --------------          _________________________________________
                                                   (Signature)
                                                   Richard M. Stokley
                                                   President