Form 10QSB
period 2000-09-30
TRUE HEALTH INC
filed 2000-11-14
CIK 1110607

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB


(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ----------------------------------

               Commission file number   0-30351
                                      ------------------------------------------


                               TRUE HEALTH, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Utah                                       75-2263732
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)


  5 Tansey Circle, Mesquite, Texas  75149
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


  (972)  644-1200
--------------------------------------------------------------------------------
                         (Issuer's  telephone number)


Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.01 Per Share
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

     As of September 30, 2000, there were outstanding 60,609,774 shares of True Health, Inc., Common Stock, par value $.01.

     Transitional Small Business Disclosure Format (Check one): Yes     No  x
                                                                    ---    ---

                                  FORM 10-QSB

                               TRUE HEALTH, INC.
                             Index to Form 10-QSB


                                    PART I



FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2000 and December 31, 1999

Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2000 and 1999

Statements of Cash flows for the Three and Nine Months Ended September 30, 2000 and 1999

Notes to Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    PART II


OTHER INFORMATION

         Item 1

SIGNATURES

                                                               TRUE HEALTH, INC.
                                                                  Balance Sheets
                            September 30, 2000 (Unaudited) and December 31, 1999
--------------------------------------------------------------------------------

                                                                           September 30,
                                                                                    2000        December 31,
                                                                              (Unaudited)               1999
ASSETS                                                                     -------------        ------------
  Current assets:
    Cash                                                                   $       1,125        $      2,085
    Accounts receivable, trade                                                         -                 438
    Inventory                                                                      9,656               9,229
                                                                           -------------        ------------
      Total current assets                                                        10,781              11,752
                                                                           -------------        ------------
   Office and computer equipment, net of
      accumulated depreciation of $1,418 and $1,110                                  717               1,025
                                                                           -------------        ------------
      Total other assets                                                             717               1,025
                                                                           -------------        ------------
      Total assets                                                         $      11,498        $     12,777
                                                                           =============        ============
LIABILITIES
  Current liabilities:
    Short term note  payable                                               $           -        $         90
    Accounts payable and accrued expenses                                         14,834               7,940
    Due to related parties                                                        79,493              70,414
                                                                           -------------        ------------
      Total current liabilities                                                   94,327              78,444
                                                                           -------------        ------------
      Total liabilities                                                           94,327              78,444
                                                                           -------------        ------------
  Commitments and contingencies                                                      -                   -

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 100,000,000 shares authorized,
     60,609,774 and 60,609,774 shares issued and outstanding                     606,098             606,098
  Capital in excess of par value                                                 277,621             277,621
  Deficit accumulated during the development stage                              (966,548)           (949,386)
                                                                           -------------        ------------
      Total stockholders' equity                                                 (82,829)            (65,667)
                                                                           -------------        ------------
      Total liabilities and stockholders' equity                           $      11,498        $     12,777
                                                                           =============        ============

The accompanying notes are an integral part of these statements.

                                                               TRUE HEALTH, INC.
                               Statements of Income (Loss) For The Periods Ended
                                                     September 30, 2000 and 1999
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                                        --------------------------------    -------------------------------
                                                                  2000              1999             2000              1999
                                                        --------------    --------------    -------------    --------------

Sales                                                   $        8,012    $        9,621    $      20,575    $       25,962
Cost of sales                                                    1,235             1,224            4,000             5,423
                                                        --------------    --------------    -------------    --------------
  Gross profit                                                   6,777             8,397           16,575            20,539
                                                        --------------    --------------    -------------    --------------
Selling, general, and administrative expenses:
  Salaries and sales commissions                                 2,422             1,219            6,372             3,072
  Research and development                                          24                18              639               155
  Depreciation                                                     103               201              308               604
  Advertising and promotion                                        841               574            3,691             1,015
  Other                                                          6,979             3,858           22,605            10,685
                                                        --------------    --------------    -------------    --------------
    Total selling, general, and administrative expenses         10,369             5,870           33,615            15,531
                                                        --------------    --------------    -------------    --------------
    Loss from operations                                        (3,592)            2,527          (17,040)            5,008
                                                        --------------    --------------    -------------    --------------
Other income (expense):
  Interest expense                                                 (25)              -               (122)             (155)
                                                        --------------    --------------    -------------    --------------
    Total other income (expense)                                   (25)              -               (122)             (155)
                                                        --------------    --------------    -------------    --------------

Income (loss) before taxes on income                            (3,617)            2,527          (17,162)            4,853
Provision (credit) for taxes on income                               -               -                -                 -
                                                        --------------    --------------    -------------    --------------
    Net income (loss)                                   $       (3,617)   $        2,527    $     (17,162)   $        4,853
                                                        ==============    ==============    =============    ==============
Income (Loss) per common share, basic                   $     (0.00006)   $      0.00004    $    (0.00028)   $      0.00008
                                                        ==============    ==============    =============    ==============
Weighted average number of shares outstanding               60,609,774        61,409,774       60,609,774        61,409,774
                                                        ==============    ==============    =============    ==============

The accompanying notes are an integral part of these statements.

                                                               TRUE HEALTH, INC.
                                  Statements of Cash Flows For The Periods Ended
                                                     September 30, 2000 and 1999
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                                 -------------------------------    -------------------------------
                                                                          2000              1999              2000             1999
                                                                 -------------    --------------     -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                              $      (3,617)   $        2,527     $     (17,162)   $       4,853

Adjustments to reconcile net income to cash provided (used)
 by operating activities:
  Depreciation                                                             103               201               308              604
  Decrease (increase) in accounts receivable                               -                  92               438              342
  Decrease (increase) in inventory                                        (301)             (361)             (427)            (618)
  Increase (decrease) in accounts payable and accrued expenses           3,529              (442)            6,894           (1,440)
                                                                 -------------    --------------     -------------    -------------
    Net cash provided (used) by operating activities                      (286)            2,017            (9,949)           3,741
                                                                 -------------    --------------     -------------    -------------

Cash flows from investing activities:
                                                                 -------------    --------------     -------------    -------------
    Net cash provided (used) by investing activities                       -                 -                 -                -
                                                                 -------------    --------------     -------------    -------------
Cash flows from financing activities:
 Advances from related parties                                             197              (877)            9,079           (1,757)
 Repayments of short term notes payable                                    -                (317)              (90)            (874)
                                                                 -------------    --------------     -------------    -------------
    Net cash provided (used) by financing activities                       197            (1,194)            8,989           (2,631)
                                                                 -------------    --------------     -------------    -------------
    Net increase (decrease) in cash and cash equivalents                   (89)              823              (960)           1,110

Cash and cash equivalents:
 Beginning of year                                                       1,214               354             2,085               67
                                                                 -------------    --------------     -------------    -------------
 End of year                                                     $       1,125    $        1,177     $       1,125    $       1,177
                                                                 -------------    --------------     -------------    -------------
Supplemental cash flow disclosures:
 Cash paid for interest                                          $          25    $          -       $         122    $         155


The accompanying notes are an integral part of these statements.

                               TRUE HEALTH, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

The financial statements include the accounts of True Health, Inc. The Balance Sheets for the periods ended September 30, 2000 and December 31, 1999, the Statements of Income (Loss) for the three and nine months ended September 30, 2000 and 1999, and the Statements of Cash Flows for the three and nine months ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position of operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 filed with the United States Securities and Exchange Commission (SEC) on or about April 15, 2000.

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

Note 3 - Summary of significant accounting policies:

Following is a summary of the Company's organization and significant accounting policies:

Basis of presentation - The accounting and reporting policies of the Company conform to generally accepted accounting principals.

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

Note 4 - Going concern:

The Company has experienced losses in eight of the previous ten years. Losses amount to more than $960,000 on a cumulative basis. At September 30, 2000, current liabilities exceeded current assets by approximately $83,000, resulting in a working capital deficiency; there is also a capital deficit of the same approximate amount. Management is currently investigating alternative marketing strategies, methods, and markets, and is seeking additional outside financing and/or equity investors, but there is no assurance that management's efforts in this regard will be successful. Moreover, substantially all revenues are derived from a single product or line of products, creating a concentration of business; should the Company be unable for any reason to continue sales of the products, it would have a severe impact on the Company's business. All of the above factors create substantial doubt about the Company's ability to continue as a going concern.

                               TRUE HEALTH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had sales of $20,575 the first nine months of 2000, versus $25,962 in the first nine months of 1999. The decrease in sales during the first nine months of 2000, is due primarily to initial new clinic sales which occurred only during the first half of 1999. The Company has now been focusing more effort toward testing products and getting ready to introduce new products on the market. Selling, general, and administrative expenses increased to $33,615 from $15,531. This increase was primarily due to increased legal and professional expenses related to costs incurred in SEC filings. The increase in selling, general and administrative expenses is also due to an increase in advertising and promotion expense as the company increased its sales efforts during the nine month period.

The Company had total assets of $11,498 on September 30, 2000, compared to $12,777 on December 31, 1999.

The company is currently negotiating with three companies interested in promoting True Health products, two in the states and one overseas. True Health will begin the sale of one of it's new products after the first of the year. The Company expects that seeking investment capital and the sale of stock will provide cash requirements for operations. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

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

                                               True Health, Inc.
                                 -------------------------------------------
                                                 (Registrant)


   Date:  11/14/00           By:     /s/  Richard M. Stokley
        ------------------       -------------------------------------------
                                                 (Signature)
                                                 Richard M. Stokley
                                                 President