Form 10KSB
period 2000-12-31
TRUE HEALTH INC
filed 2001-05-11
CIK 1110607

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      For the Fiscal Year Ended December 31,2000

                                      Commission file number   0-30351


                               TRUE HEALTH, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Utah                                            75-2263732
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

5 Tansey Circle, Mesquite, Texas  75149
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

(972)  644-1200
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

     As of December 31, 2000, there were outstanding 60,709,774 shares of True Health, Inc., Common Stock, par value $.01.

Transitional Small Business Disclosure Format (Check one):   Yes     No  X
                                                                 ---    ---

                                  FORM 10KSB

                              TRUE HEALTH, INC.


                              TABLE OF CONTENTS


PART I

   Item 1.      Description of Business
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
   Item 3.      Description of Property
   Item 4.      Security Ownership of Certain Beneficial Owners and Management.
   Item 5.      Directors and Executive Officers, Promoters and Control Persons.
   Item 6.      Executive Compensation
   Item 7.      Certain Relationships and Related Transactions.
   Item 8.      Description of Securities.

PART II

   Item 1. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters
   Item 2.      Legal Proceedings.
   Item 3.      Changes in and Disagreements with Accountants.
   Item 4.      Recent Sales of Unregistered Securities.
   Item 5.      Idemnification of Directors and Officers.

PART F/S

  Item 1.       Financial Statements

PART III

   Item 1.      Index to Exhibits.
   Item 2.      Description of Exhibits.

SIGNATURES

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Pro-tech Investment was organized under the laws of the State of Utah on August 27, 1975. The name was changed to Petroleum Resources Corporation on April 20, 1981. The name changed to Borexco, Incorporated on January 22, 1985. The name was changed to True Health, Incorporated on February 17, 1986.

True Health, Incorporated is a publicly held corporation based in Dallas, Texas and formed in February of 1986. Some experienced multi-level marketers and businessmen who understand and apply certain basic business axioms founded it:
First, market a unique product or service that helps people improve their quality of life. Second, market a product or service upon which a broad sector of the public will concentrate. Third, particularly in the early stages of any company, keep it simple. Start with a good product; diversify as demand for well-tested related products rises in the marketplace.

True Health, Incorporated is a direct sales company and as such relies on a multi-level distributor organization to carry the bulk of the marketing of its unique product line. This "network" marketing organization strives for a balance between its wholesale and retail sales.

Currently, True Health, Incorporated offers a single product called 'True Health' which comes in a couplet presentation: 1) a nutritional supplement containing a safe, full spectrum, balanced slate of vitamins, minerals, amino acids and fiber uniquely combined into a powder form, which when mixed with water produces a tasty nutritional drink. And 2) oil based essential fatty acid capsules containing Gamma linolenic acid (GLA), Eicosapentaenoic acid (EPA) and Vitamin E. These components of essential fatty acids, often referred to as omega-chain fatty acids, are now believed by many medical research groups to help regenerate the human body's immune system through refortification of prostaglandins.

EMPLOYEES

At fiscal year end, True Health, Inc. had three part time employees. Richard Stokley, President devoted such time as is necessary to the Company's affairs. Ann Stokley handles office affairs and accounting. Richard Stokley, Jr. handles manufacturing and is in charge of shipping product. Earl Milton also does part time accounting. For years 1997 through 1999, Richard Stokley, Ann Stokley, and Earl Milton contributed their services and were not paid a salary. In previous years they were paid by salary or issuance of common stock. Richard Stokley, Jr. was issued 200,000 shares of stock in 1999 for services. For the year ended December 31,2000, the Company accrued salaries of $5,000.00, for which they may issue stock at a later date.

TRADEMARK

The company holds a trademark on the name TRUE HEALTH, INC. and accompanying logo.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Data

Fiscal Years Ended December 31,

                    ------------------------------------------------------------------------
                      2000             1999           1998            1997            1996
                    ------------------------------------------------------------------------
Total assets        $ 10,586          12,777         11,562           12,798          7,776
Long term debt           -0-             -0-            -0-              -0-            -0-
Preferred stock          -0-             -0-            -0-              -0-            -0-
Net revenue           30,578          35,849         42,928           68,621         79,137
Net gain (loss)      (21,699)          5,567        (28,669)          25,001        (45,550)
Loss per share      (0.00036)        0.00009       (0.00045)         0.00039       (0.00074)

        During the five year period ended December 31, 2000 there were no changes in accounting methods.

The Company had sales of $30,578 in 2000, a decrease of $5,271 from 1999. This decrease is primarily attributable to the fact that True Health, Inc. focused its efforts on certain efficacy tests that were to be performed using the Company's products. These tests had not reached completion in 2000. Selling, general, and administrative expenses also increased to $45,387 in 2000, from $31,011 in 1999. This increase in selling, general and administrative expenses is primarily due to increased professional fees related to costs incurred in SEC filings. True Health, Inc. reported a net loss of $(21,699) in 2000, a decrease from net income of $5,567 in 1999. The decrease is primarily due to an other income item of $10,000 relating to the cancellation of shares in 1999, and the increased costs incurred in SEC filings during 2000.

The Company had total assets of $10,586, with no significant investment in property and equipment, as compared to $12,777 in 1999. The Company had current liabilities of $96,952 in 2000, and a working capital deficit of approximately $86,000 in 2000 and $66,000 in 1999.

The Company has developed three new formulas and expects to begin marketing its new products in the year 2001. The Company expects that cash requirements for operations will be provided by seeking investment capital and the sale of stock. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

ITEM 3.   DESCRIPTION OF PROPERTY

None.

ITEM 4.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth, as of December 31, 2000, the stock ownership of each Person known by the Company to be the beneficial owner of five percent or more of the Company's common stock. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

Name/Address of Beneficial Owner        Number of Shares        Percentage of Total

Richard M. Stokley                      13,900,600              22.9
   5 Tansey Circle
   Mesquite, Texas 75149

Earl D. Milton                           3,892,020               6.4
   3795 Waldorf
   Dallas, Texas 75229


ITEM 5.   DIRECTORS AND EXECUTIVE OFFICERS

The name, title and term of the executive officers and members of the Board of
Directors:

Richard M. Stokley, President, Vice-President and Director. Age 67. Term ends 7/2001. Earl D. Milton, Secretary, Treasurer and Director. Age 76. Term ends 7/2001. Donnelly E. McMillen, Director. Age 78. Term ends 7/2001.


     RICHARD M. STOKLEY - Chairman and CEO.

Mr. Stokley has over thirty years experience in Multi-level companies including being in the top ten for the United States and Canada in Personal Group Volume for Amway and the number one distributor in Pennyrich. He has been involved in Real Estate investment, development and construction as well as manufacturing.

Mr. Stokley was instrumental in the formation of True Health, Inc. and was the paramount force in making True Health a public company. According to Mr. Stokley, "Public companies provide protection for distributors. It allows for distributors to become stockholders, and by so doing, distributors can participate in the growth and direction of the firm."

Mr. Stokley directs and manages the day-to-day operations of the company. He and his wife, Ann, live in Dallas. They have five children and ten grandchildren.

     EARL D. MILTON - Secretary/Treasurer and Vice President of Administration

Mr. Milton holds degrees in Finance and Accounting from Centenary College, Shreveport. He, also, has done post graduate work in finance at New York University. Mr. Milton has served as financial consultant to numerous companies in Texas and Louisiana; supervised a $50 million investment fund; was Vice President for a securities firm; and was a securities analyst on Wall Street.

Earl and his wife, Betty, live in Dallas and have two children and three grandchildren.

     DONNELLY E. McMILLEN - Director

Don E. McMillen graduated cum laude with an LL.B. from Southern Law University, Memphis State University. He served with the U.S. Navy and Merchant Marines in both the Atlantic and Pacific theaters during World War II. Mr. McMillen's business background includes Commercial Credit Corporation as a financial analyst, Westinghouse Electric Corporation as Regional Financial Manager. He is also in private businesses, such as real estate, insurance, oil and gas, manufacturing and selling a patented system for portion and inventory control of beverages. Mr. McMillen said of True Health, "I've known the management and products of the company and I'm impressed with the research and testing that has been executed over the past seven years in the formulation process to bring the consumer the very finest nutritional supplement possible."

ITEM 6.   EXECUTIVE COMPENSATION

No executive of the company was paid during 2000, or 1999. Prior to this time executives were paid by issuance of common stock or salary.

ITEM 7.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2000, certain shareholders had advanced the Company $79,056, of which the entire amount is currently due. The Company and the shareholder/creditors have stipulated the amount of $3,000 as accrued interest owing on the balance.

During 2000, the Company occupied approximately 500 square feet of office space under a month to month lease with a company owned by the president of True Health, Inc. that requires monthly rentals of approximately $300. Rent expense charged to operations was $3,600 for both 2000 and 1999.

Also, during 2000, the company issued common stock to the daughter of one of the company's shareholders for services rendered. A total of 100,000 shares valued at $.01 per share, or $1,000, were issued.

During 1999, a shareholder returned a total of 1,000,000 shares of common stock which had been issued in 1994 for services rendered. The shares were canceled. The transaction was recorded at the par value of the shares issued, or $10,000, and was credited to other income.

ITEM 8.   DESCRIPTION OF SECURITIES.

The par or stated value of the security:        $0.01


                                    PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of the common stock through December 31, 2000, as reported by the National Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

        Fiscal Year Ending December 31, 1999            High            Low
                1st Quarter                             $.002           $.002
                2nd Quarter                             $.02            $.002
                3rd Quarter                             $.03            $.003
                4th Quarter                             $.002           $.002

        Fiscal Year Ending December 31, 2000
                1st Quarter                             $.14            $.002
                2nd Quarter                             $.11            $.001
                3rd Quarter                             $.10            $.02
                4th Quarter                             $.04            $.011

STOCKHOLDERS

As of December 31, 2000, the Company had 1,039 shareholders of record.

DIVIDENDS

The Company has never paid any dividends.

ITEM 2.   LEGAL PROCEEDINGS.

None.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 4.   RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 5.   INDEMNIFICATION OF DIRECTORS AND OFFICERS.

INDEMNIFICATION

The corporation shall in demnify any Director or Officer, or former Director or Officer of the corporation or any person who may have served at its request as a Director or Officer or another corporation in which it owns shares of capital stock, or of which it is a creditor, against reasonable expenses, including attorney's fees, actually and necessarily incurred by him in connection with the defense of any civil, criminal or administrative action, suit or proceeding in which he is made a party or with which he is threatened by reason of being or having been or because of any act as such Director or Officer, within the course of his duties or employment, except in relation to matters as to which he shall be adjudged in such action, suit or proceeding to be liable for negligence or misconduct in the performance of his duties. The corporation may also reimburse any Director or Officer for the reasonable costs of settlement of any such action, suit or proceeding, if it shall be found by a majority of a committee composed of the Directors not involved in the matter in controversy, whether or not a quorum, that it was to the interests of the corporation that such settlement be made and that such Director or Officer was not guilty of negligence or misconduct. The right of indemnification herein provided shall extend to the estate, executor, administrator, guardian and conservator of any deceased or former Director or Officer or person who himself would have been entitled to indemnification. Such rights of indemnification and reimbursement shall not be deemed exclusive of any Other rights to which such Director or Officer may be entitled under any statute, agreement, vote of shareholders, or otherwise.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  May 10, 2001                             By:  /s/ RICHARD M. STOKLEY
                                                    ---------------------------
                                                       (Signature)
                                                       Richard M. Stokley
                                                       President

                               TRUE HEALTH, INC.
                         Audited Financial Statements
                          December 31, 2000 and 1999









                                                    Bateman & Co., Inc., P.C.
                                                  Certified Public Accountants

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                              REQUIRED BY ITEM 1



A.   Financial statements
     --------------------

     Report of independent certified public accountants

     Balance sheets, December 31, 2000 and 1999

     Statements of income (loss) for the years ended
        December 31, 2000 and 1999

     Statements of stockholders' deficit for the years ended
        December 31, 2000 and 1999

     Statements of cash flows for the years ended
        December 31, 2000 and 1999

     Notes to financial statements


B.   Financial statement schedules
     -----------------------------

Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

Bateman & Co., Inc., P.C.
Certified Public Accountants

                                                            5 Briardale Court
                                                       Houston, Texas 77027-2904
                                                             (713) 552-9800
                                                           FAX (713) 552-9700
                                                         www.batemanhouston.com


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders'
Of True Health, Inc.

We have audited the accompanying balance sheets of True Health, Inc. (a Utah corporation) as of December 31, 2000 and 1999, and the related statements of income (loss), stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of True Health, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        BATEMAN & CO., INC., P.C.
Houston, Texas
May 8, 2001

                                                               TRUE HEALTH, INC.
                                                                  Balance Sheets
                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                      2000          1999
                                                                    ---------     ---------
ASSETS
Current assets:
  Cash                                                              $   1,280     $   2,085
  Accounts receivable, trade                                                -           438
  Inventory                                                             8,691         9,229
                                                                    ---------     ---------
    Total current assets                                                9,971        11,752
                                                                    ---------     ---------
Office and computer equipment, net of
   accumulated depreciation of $1,520 and $1,110                          615         1,025
                                                                    ---------     ---------
                                                                    $  10,586     $  12,777
                                                                    =========     =========
LIABILITIES
Current liabilities:
  Short term note payable                                           $       -     $      90
  Accounts payable and accrued expenses                                17,896         7,940
  Due to related parties                                               79,056        70,414
                                                                    ---------     ---------
    Total current liabilities                                          96,952        78,444
                                                                    ---------     ---------

Commitments and contingencies                                               -             -

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000 shares authorized
    60,709,774 and 60,609,774 shares issued and outstanding         $ 607,098     $ 606,098
  Capital in excess of par value                                      277,621       277,621
  Accumulated deficit                                                (971,085)     (949,386)
                                                                    ---------     ---------
    Total stockholders' deficit                                       (86,366)      (65,667)
                                                                    ---------     ---------
                                                                    $  10,586     $  12,777
                                                                    =========     =========

The accompanying notes are an integral part of these financial statements

                                                               TRUE HEALTH, INC.
                                                     Statements of Income (Loss)
                                  For The Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                        2000           1999
                                                                 -----------    -----------
Sales                                                            $    30,578    $    35,849
Cost of sales                                                          6,738          6,858
                                                                 -----------    -----------
  Gross profit                                                        23,840         28,991
                                                                 -----------    -----------
Selling, general, and administrative expenses:
  Salaries and sales commissions                                       9,320          8,987
  Research and development                                               638            258
  Depreciation                                                           410            805
  Advertising and promotion                                            4,155          4,101
  Professional fees                                                   11,857          2,859
  Other                                                               19,007         16,001
                                                                 -----------    -----------
    Total selling, general, and administrative expenses               45,387         33,011
                                                                 -----------    -----------
    Loss from operations                                             (21,547)        (4,020)
                                                                 -----------    -----------
Other income (expense):
  Other income                                                             -         10,000
  Interest expense                                                      (152)          (413)
                                                                 -----------    -----------
    Total other income (expense)                                        (152)         9,587
                                                                 -----------    -----------

Income (loss) before taxes on income                                 (21,699)         5,567
Provision (credit) for taxes on income                                     -              -
                                                                 -----------    -----------
    Net income (loss)                                            $   (21,699)   $     5,567
                                                                 ===========    ===========

Income (Loss) per common share, basic                            $  (0.00036)   $   0.00009
                                                                 ===========    ===========
Weighted average number of shares outstanding                     60,638,189     61,328,130
                                                                 ===========    ===========

The accompanying notes are an integral part of these financial statements

                                                               TRUE HEALTH, INC.
                                             Statements of Stockholders' Deficit
                                  For The Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------



                                        Common Stock                          Additional
                                  ------------------------                     Paid In      Accumulated
                                    Shares        Amount         Capital       Deficit         Total
                                  ----------    ----------     -----------    ----------    -----------
Balances, December 31, 1998       61,409,774    $  614,098     $   274,621    $ (954,953)   $   (66,234)

Return and cancellation of shares
  issued in prior years for       (1,000,000)      (10,000)              -             -        (10,000)
   services

Stock issued for services            200,000         2,000           3,000             -          5,000

Net income                                 -             -               -         5,567          5,567
                                  ----------    ----------     -----------    ----------    -----------
Balances, December 31, 1999       60,609,774    $  606,098     $   277,621    $ (949,386)   $   (65,667)
                                  ----------    ----------     -----------    ----------    -----------

Stock issued for services            100,000         1,000               -             -          1,000

Net loss                                   -             -               -       (21,699)       (21,699)
                                  ----------    ----------     -----------    ----------    -----------
Balances, December 31, 2000       60,709,774    $  607,098     $   277,621    $ (971,085)   $   (86,366)
                                  ==========    ==========     ===========    ==========    ===========

The accompanying notes are an integral part of these financial statements

                                                               TRUE HEALTH, INC.
                                                        Statements of Cash Flows
                                  For The Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                         2000                  1999
                                                                    --------------        --------------
Cash flows from operating activities:
   Net income (loss)                                                      $(21,699)             $  5,567

  Adjustments to reconcile net income to cash provided (used)
    by operating activities:
      Depreciation                                                             410                   805
      Decrease (increase) in accounts receivable                               438                   (96)
      Decrease (increase) in inventory                                         538                    94
      Increase (decrease) in accounts payable and accrued expenses           9,956                 2,433
      Stock issued for services                                              1,000                 5,000
      Return and cancellation of shares issued in prior years
             for services                                                        -               (10,000)
                                                                    --------------        --------------
        Net cash provided (used) by operating activities                    (9,357)                3,803
                                                                    --------------        --------------

Cash flows from investing activities:
                                                                    --------------        --------------
        Net cash provided (used) by investing activities                         -                     -
                                                                    --------------        --------------

Cash flows from financing activities:
  Advances from related parties                                              8,642                     -
  Repayments to related parties                                                  -                  (728)
  Repayments of short term notes payable                                       (90)               (1,057)
                                                                    --------------        --------------
        Net cash provided (used) by financing activities                     8,552                (1,785)
                                                                    --------------        --------------

        Net increase (decrease) in cash and cash equivalents                  (805)                2,018

Cash and cash equivalents:
  Beginning of year                                                          2,085                    67
                                                                    --------------        --------------
  End of year                                                             $  1,280              $  2,085
                                                                    ==============        ==============


Supplemental cash flow disclosures:
  Cash paid for interest                                                  $    152              $    413
  Cash paid for income taxes                                                     -                     -
  Non-cash financing and investing activities:
      Return of stock issued in prior years for services                         -               (10,000)
      Stock issued for services                                              1,000                 5,000

The accompanying notes are an integral part of these financial statements

                                                               TRUE HEALTH, INC.
                                                   Notes To Financial Statements
                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company's organization and significant accounting policies:

     Nature of operations and basis of presentation - The Company is a Utah corporation engaged in the marketing of nutrition supplement/meal replacement products under the brand name True Health. Substantially all of its revenues are derived from these products. The products are distributed from the Company's facilities in Texas to customers throughout the world. The accompanying financial statements have been prepared on the basis of U.S. generally accepted accounting principles.

     Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The Company accounts for income taxes in accordance with FASB Statement Number 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax effects that will result from differences between the income tax and financial statement basis of assets and liabilities, and for loss and credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to be in effect when the differences are used for tax purposes, but deferred tax assets are recognized only when future realization is more likely than not. Provisions for currently payable income taxes are computed on the current year's income taxable for federal and state income tax reporting purposes.

                                                               TRUE HEALTH, INC.
                                                   Notes To Financial Statements
                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------

     Earnings (loss) per share - Earnings (loss) per share is computed on the weighted average number of shares outstanding during the year, in accordance with FASB Statement Number 128, Earnings Per Share.

     Advertising - The Company expenses advertising costs as incurred. Advertising expenses approximated $4,100 (2000) and $4,100 (1999).

     Depreciation - Office and computer equipment are stated at cost less accumulated depreciation computed principally on the double declining balance method over the estimated useful lives of the assets. Estimated lives of depreciable assets are five years.

     Fair value of financial instruments and derivative financial instruments - The Company has adopted FASB Statement Number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, and due to related parties approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At December 31, 2000 and 1999, the Company had no derivative financial instruments.

Note 2 - Regulatory agency matters:
Various agencies of the U.S. government have broad powers over manufacturers and sellers of foodstuffs and drugs under various Federal and state statutes and regulations. Such powers may be exercised by the authorities in instances of noncompliance, and under certain circumstances may include extreme measures, including the destruction of inventory, monetary fines, issuing of cease and desist orders, or even closing of a noncomplying enterprise. In 1991, the Company entered into a formal agreement with the Federal Trade Commission under which the Company agreed not to make, directly or by implication, any oral or written statement or representation that its products can cure or cause HIV disease to be cured, go into remission, become HIV negative, or be alleviated. Although the formal agreement remained in effect at December 31, 2000, management believes it is in compliance with its provisions. In addition, the Company has entered into an agreement with a major university under which clinical studies of the Company's products will be made; however, there is no assurance such studies can be successfully completed, or if completed, will result in findings favorable to the Company.

                                                               TRUE HEALTH, INC.
                                                   Notes To Financial Statements
                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------

Note 3 - Inventories and research activities:
Inventories consisted of the following:

                                                                          December 31,
                                                                       2000           1999
                                                                    ------------------------
Raw Materials                                                        $3,601         $3,307
Finished product held for sale                                          910          1,242
Finished product held for use in research activities                  4,180          4,680
                                                                    ------------------------
                                                                     $8,691         $9,229
                                                                    ========================

During 1996, the Company entered into an agreement with a major university whereby certain efficacy tests will be performed using the Company's products. The tests are intended to determine the effectiveness of the products in maintaining or restoring health in AIDs patients. Under the agreement, the Company is to provide its products without charge. It is expected that the tests will be completed within the next few years and will consume the finished product of $4,180 referred to above. There is no assurance that the results of the tests will be favorable.

Note 4 - Accounts payable and accrued expenses:
Details of accounts payable and accrued expenses are as follows:


                                                                          December 31,
                                                                       2000           1999
                                                                    ------------------------
Accounts payable, trade                                             $ 9,132         $4,304
Commissions payable                                                     542            492
Taxes accrued and withheld                                              222            144
Accrued interest payable                                              3,000          3,000
Accrued salary payable                                                5,000              -
                                                                    ------------------------
  Total                                                             $17,896         $7,940
                                                                    ========================

Note 5 - Related party transactions:
At December 31, 2000, certain shareholders had advanced the Company $79,056, of which the entire amount is currently due. The Company and the shareholder/creditors have stipulated the amount of $3,000 as accrued interest owing on the balance.

During 2000, the Company occupied approximately 500 square feet of office space under a month-to-month lease with a company owned by the president of True Health, Inc. that requires monthly rentals of approximately $300. Rent expense charged to operations was $3,600 for both 2000 and 1999.

                                                               TRUE HEALTH, INC.
                                                   Notes To Financial Statements
                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------

Also during 2000, the company issued common stock to the daughter of one of the Company's shareholders for services rendered. A total of 100,000 shares valued at $.01 per share, or $1,000, were issued.

During 1999, a shareholder returned 1,000,000 shares of common stock, which had been issued in 1994 for services rendered. The shares were canceled. The transaction was recorded at the par value of the shares issued, or $10,000, and was credited to other income.

Note 6 - Federal income tax:
The Company follows FASB Statement Number 109, Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No provision for currently refundable Federal income tax has been made in the accompanying statements of loss as no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not likely to be realized.

The current provision for refundable Federal income tax consists of the following:



                                                                            2000              1999
                                                                  -----------------------------------
Provision (Credit) for Federal income tax attributable to:
  Current operations at expected rate of 34%                             $(7,400)          $ 1,900
  Nondeductible expenses                                                   3,400             2,500
                                                                  -----------------------------------
                                                                          (4,000)            4,400
  Nontaxable income                                                            -            (3,400)
  Benefit of net operating loss carryover                                      -            (1,000)
  Change in valuation allowance, deferred tax asset                        4,000                 -
                                                                  -----------------------------------
    Net provision (credit)                                               $     -           $     -
                                                                  ===================================

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of December 31, 2000 and 1999 are as follows:

                                                                             2000              1999
                                                                   ------------------------------------
Deferred tax asset attributable to:
  Net operating loss carryover                                          $ 305,900         $ 301,900
  Less, Valuation allowance                                              (305,900)         (301,900)
                                                                   ------------------------------------
    Net deferred tax asset                                              $       -         $       -
                                                                   ====================================

                                                               TRUE HEALTH, INC.
                                                   Notes To Financial Statements
                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------

The Company has net operating loss carryforwards which expire as follows:

                                                 2000           1999
                                         --------------------------------
      Expires in:
        2001                                   $ 87,894       $ 87,894
        2002                                    171,871        171,871
        2003                                     74,056         74,056
        2004                                    259,025        259,025
        2005                                     61,471         61,471
        2006                                     25,648         25,648
        2007                                     64,466         64,466
        2008                                     13,221         13,221
        2009                                     52,159         52,159
        2010                                      5,398          5,398
        2011                                     43,550         43,550
        2012                                          -              -
        2018                                     27,969         27,969
        2019                                          -              -
        2020                                     13,099              -
                                         --------------------------------
          Total                                $899,827       $886,728
                                         ================================

Note 7 - Other income:
Included in other income are the following:

                                                2000           1999
                                         --------------------------------
Return and cancellation of shares
  issued in prior years for services           $      -        $10,000
Other                                                 -              -
                                         --------------------------------
  Total                                        $      -        $10,000
                                         ================================

Note 8 - Going concern:
The Company has experienced losses in eight of the previous ten years. Losses amount to more than $970,000 on a cumulative basis. At December 31, 2000, current liabilities exceeded current assets by approximately $87,000, resulting in a working capital deficiency; there is also a capital deficit of the same approximate amount. Management is currently investigating alternative marketing strategies, methods, and markets, and is seeking additional outside financing and/or equity investors, but there is no assurance that management's efforts in this regard will be successful. Moreover, substantially all revenues are derived from a single product or line of products, creating a concentration of business; should the Company be unable for any reason to continue sales of the products, it would have a severe impact on the Company's business. All of the above factors create substantial doubt about the Company's ability to continue as a going concern.

                                                               TRUE HEALTH, INC.
                                                   Notes To Financial Statements
                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------

Footnote 9 - New accounting pronouncements:
In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Website Development Costs, ("EITF Issue No. 00-2") to be applicable to all website development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website. The Company did not incur any website development costs during the year ended December 31, 2000.

The following recent accounting pronouncements:

 .  FASB Statements
   . Number 133, Accounting for Derivative Instruments and Hedging Activities, . Number 134, Accounting for Mortgage-Backed Securities Retained after the
      Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise,
   . Number 135, Recission of FASB Statement No. 75 and Technical Corrections, . Number 136, Transfers of Assets to a Not-for-Profit Organization or
      Charitable Trust That Raises or Holds Contributions for Others,
   . Number 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,
   . Number 138, Accounting for Certain Dervative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,
   . Number 139, Recission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121, and
   . Number 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,

 .  and FASB Interpretations
   .  Number 43, Real Estate Sales, and
   . Number 44, Accounting for Certain Transactions Involving Stock Compensation -an Interpretation of APB Opinion No. 25,

are not currently expected to have a material effect on the Company's financial Statements.