Form 10QSB
period 2001-03-31
TRUE HEALTH INC
filed 2001-05-22
CIK 1110607

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB


(x)  QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                -----------------------------

                 Commission file number   0-30351
                                        -------------------------------------


                               TRUE HEALTH, INC.
   --------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                  Utah                             75-2263732
   --------------------------------------------------------------------------
    (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

    5 Tansey Circle, Mesquite, Texas  75149
   --------------------------------------------------------------------------
                       (Address of principal executive offices)

    (972)  644-1200
   --------------------------------------------------------------------------
                         (Issuer's telephone number)


   Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, Par Value $0.01 Per Share
   --------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x   No _____
                                               ---

     As of March 31, 2001, there were outstanding 60,709,774 shares of True Health, Inc., Common Stock, par value $.01.

     Transitional Small Business Disclosure Format (Check one): Yes    No  x
                                                                ------------

                                  FORM 10-QSB

                               TRUE HEALTH, INC.
                             Index to Form 10-QSB


                                    PART I


FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2001 and December 31, 2000

Statements of Loss for the Three Months Ended March 31, 2001 and 2000

Statements of Cash flows for the Three Months Ended March 31, 2001 and 2000

Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    PART II


OTHER INFORMATION

          Item 1

SIGNATURES

                                                                                  TRUE HEALTH, INC.
                                                                                     Balance Sheets
                                                   March 31, 2001 (Unaudited) and December 31, 2000
---------------------------------------------------------------------------------------------------


                                                                      March 31,
                                                                           2001       December 31,
ASSETS                                                               (Unaudited)              2000
                                                                  -------------     --------------
  Current assets:
    Cash                                                           $        579      $       1,280
    Inventory                                                            10,796              8,691
                                                                  -------------     --------------
      Total current assets                                               11,375              9,971
                                                                  -------------     --------------

   Office and computer equipment, net of
      accumulated depreciation of $1,582 and $1,520                         553                615
                                                                  -------------     --------------
      Total other assets                                                    553                615
                                                                  -------------     --------------

      Total assets                                                 $     11,928      $      10,586
                                                                  =============     ==============


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                          $     16,795      $      17,896
    Due to related parties                                               82,639             79,056
                                                                  -------------     --------------
      Total current liabilities                                          99,434             96,952
                                                                  -------------     --------------

      Total liabilities                                                  99,434             96,952
                                                                  -------------     --------------

  Commitments and contingencies                                               -                  -

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000 shares authorized,
     60,709,774 and 60,709,774 shares issued and outstanding            607,098            607,098
  Capital in excess of par value                                        277,621            277,621
  Deficit accumulated during the development stage                     (972,225)          (971,085)
                                                                  -------------     --------------
      Total stockholders' deficit                                       (87,506)           (86,366)
                                                                  -------------     --------------
      Total liabilities and stockholders' deficit                  $     11,928      $      10,586
                                                                  =============     ==============

The accompanying notes are an integral part of these statements.

                                                                                    TRUE HEALTH, INC.
                                                        Statements of Loss For The Three Months Ended
                                                                              March 31, 2001 and 2000
                                                                                          (Unaudited)
-----------------------------------------------------------------------------------------------------


                                                                            2001                2000
                                                                      (Unaudited)         (Unaudited)
                                                                   -------------       --------------
Sales                                                                $    10,014        $      6,564
Cost of sales                                                              1,965               1,608
                                                                   -------------       -------------
  Gross profit                                                             8,049               4,956
                                                                   -------------       -------------

Selling, general, and administrative expenses:
  Salaries and sales commissions                                           3,015                 771
  Research and development                                                    29                 168
  Depreciation                                                                62                 103
  Advertising and promotion                                                  317                 869
  Professional fees                                                        1,806                   -
  Other                                                                    3,960               4,461
                                                                   -------------       -------------
    Total selling, general, and administrative expenses                    9,189               6,372
                                                                   -------------       -------------
    Loss from operations                                                  (1,140)             (1,416)
                                                                   -------------       -------------

Other income (expense):
  Interest expense                                                             -                 (56)
                                                                   -------------       -------------
    Total other income (expense)                                               -                 (56)
                                                                   -------------       -------------

Income (loss) before taxes on income                                      (1,140)             (1,472)
Provision (credit) for taxes on income                                         -                   -
                                                                   -------------       -------------
    Net income (loss)                                                $    (1,140)       $     (1,472)
                                                                   =============       =============


Income (Loss) per common share, basic                                $  (0.00002)       $   (0.00002)
                                                                   =============       =============
Weighted average number of shares outstanding                         60,709,774          60,609,774
                                                                   =============       =============

The accompanying notes are an integral part of these statements.

                                                                                                 TRUE HEALTH, INC.
                                                              Statements of Cash Flows For The Three Months Ended
                                                                                           March 31, 2001 and 2000
                                                                                                       (Unaudited)
------------------------------------------------------------------------------------------------------------------


                                                                                           2001              2000
                                                                                     (Unaudited)       (Unaudited)
                                                                                  --------------    --------------
Cash flows from operating activities:
   Net income (loss)                                                                 $   (1,140)      $    (1,472)

  Adjustments to reconcile net income to cash provided (used) by operating activities:
      Depreciation                                                                           62               103
      Decrease (increase) in accounts receivable                                              -               349
      Decrease (increase) in inventory                                                   (2,105)             (626)
      Increase (decrease) in accounts payable and accrued expenses                       (1,101)           (4,124)
                                                                                  -------------     -------------
        Net cash provided (used) by operating activities                                 (4,284)           (5,770)
                                                                                  -------------     -------------

Cash flows from investing activities:
                                                                                  -------------     -------------
        Net cash provided (used) by investing activities                                      -                 -
                                                                                  -------------     -------------

Cash flows from financing activities:
  Advances from related parties                                                           3,583             7,771
  Repayments of short term notes payable                                                      -               (90)
                                                                                  -------------     -------------
        Net cash provided (used) by financing activities                                  3,583             7,681
                                                                                  -------------     -------------

        Net increase (decrease) in cash and cash equivalents                               (701)            1,911

Cash and cash equivalents:
  Beginning of year                                                                       1,280             2,085
                                                                                  -------------     -------------
  End of year                                                                        $      579       $     3,996
                                                                                  -------------     -------------


Supplemental cash flow disclosures:
  Cash paid for interest                                                             $        -       $        56

The accompanying notes are an integral part of these statements.

                               TRUE HEALTH, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


Note 1 - Basis of presentation:

The financial statements include the accounts of True Health, Inc. The Balance Sheets for the periods ended March 31, 2001 and December 31, 2000, the Statements of Loss for the three months ended March 31, 2001 and 2000, and the Statements of Cash Flows for the three months ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position of operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (SEC) on or about May 10, 2001.

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

Note 4 - Going concern:

The Company has experienced losses in eight of the previous ten years. Losses amount to more than $970,000 on a cumulative basis. At March 31, 2001, current liabilities exceeded current assets by approximately $88,000, resulting in a working capital deficiency; there is also a capital deficit of the same approximate amount. Management is currently investigating alternative marketing strategies, methods, and markets, and is seeking additional outside financing and/or equity investors, but there is no assurance that management's efforts in this regard will be successful. Moreover, substantially all revenues are derived from a single product or line of products, creating a concentration of business; should the Company be unable for any reason to continue sales of the products, it would have a severe impact on the Company's business. All of the above factors create substantial doubt about the Company's ability to continue as a going concern.

                               TRUE HEALTH, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had sales of $10,014 during the first three months of 2001, versus $6,564 in the first three months of 2000. The increase in sales during the first three months of 2001 is due primarily to an increase in sales and marketing efforts in 2001, as well as the fact that during the first few months of 2000, the Company was focusing more on the testing of new products. Selling, general, and administrative expenses increased to $9,189 from $6,372. This increase was primarily due to increased legal and professional expenses related to costs incurred in SEC filings.

The Company had total assets of $11,928 on March 31, 2001, compared to $10,586 on December 31, 2000.

The company is currently negotiating with various companies interested in promoting True Health products. The Company expects that seeking investment capital and the sale of stock will provide cash requirements for operations. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

OTHER MATTERS

This form 10-QSB includes or may include certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in the Form 10-SB include, among others, the pace of technological change, the Company's ability to manage growth, general business and economic conditions in the Company's operating regions, and competitive and other factors, all as more fully described in the Company's Report on Form 10-SB for the period ended December 31, 2000, under Management's Discussion and Analysis of Financial Condition and Results of Operations. "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company would make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

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

                                                True Health, Inc.
                                 -------------------------------------------
                                                  (Registrant)


Date: 5/21/2001               By:           /s/ Richard M. Stokley
     -----------                 -------------------------------------------
                                                  (Signature)
                                                  Richard M. Stokley
                                                  President