Form 10QSB
period 2001-06-30
TRUE HEALTH INC
filed 2001-08-21
CIK 1110607

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB


(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF
    1934

                                   For the quarterly period ended June 30, 2001
                                                                  -------------

                                   Commission file number 0-30351
                                                          ---------------------


                               TRUE HEALTH, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                      Utah                                          75-2263732
--------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or        (IRS Employer Identification No.)
                  organization)

5 Tansey Circle, Mesquite, Texas  75149
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No ___
                                               ---

     As of June 30, 2001, there were outstanding 60,709,774 shares of True Health, Inc., Common Stock, par value $.01.

     Transitional Small Business Disclosure Format (Check one):  Yes ___ No  x
                                                                            ---

                                  FORM 10-QSB

                               TRUE HEALTH, INC.
                             Index to Form 10-QSB


                                    PART I



FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2001 and December 31, 2000

Statements of Loss for the Three and Six Months Ended June 30, 2001 and 2000

Statements of Cash flows for the Three and Six Months Ended June 30, 2001 and
2000

Notes to Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    PART II


OTHER INFORMATION

         Item 1

SIGNATURES

                                                               TRUE HEALTH, INC.
                                                                  Balance Sheets
                                 June 30, 2001 (Unaudited) and December 31, 2000
--------------------------------------------------------------------------------

                                                                      June 30,
                                                                          2001       December 31,
ASSETS                                                              (Unaudited)              2000
                                                                 -----------       ------------
  Current assets:
    Cash                                                         $      872        $     1,280
    Accounts receivable, trade                                          294                  -
    Inventory                                                        11,679              8,691
                                                                 ----------        -----------
      Total current assets                                           12,845              9,971
                                                                 ----------        -----------

   Office and computer equipment, net of
      accumulated depreciation of $1,644 and $1,520                     491                615
                                                                 ----------        -----------
      Total other assets                                                491                615
                                                                 ----------        -----------

      Total assets                                               $   13,336        $    10,586
                                                                 ==========        ===========


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                        $   24,158        $    17,896
    Due to related parties                                           83,865             79,056
                                                                 ----------        -----------
      Total current liabilities                                     108,023             96,952
                                                                 ----------        -----------

      Total liabilities                                             108,023             96,952
                                                                 ----------        -----------

  Commitments and contingencies                                           -                  -

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 100,000,000 shares authorized,
     60,709,774 and 60,709,774 shares issued and outstanding        607,098            607,098
  Capital in excess of par value                                    277,621            277,621
  Deficit accumulated during the development stage                 (979,406)          (971,085)
                                                                 ----------        -----------
      Total stockholders' equity                                    (94,687)           (86,366)
                                                                 ----------        -----------
      Total liabilities and stockholders' equity                 $   13,336        $    10,586
                                                                 ==========        ===========

The accompanying notes are an integral part of these statements.

                                                               TRUE HEALTH, INC.
                                        Statements of Loss For The Periods Ended
                                                          June 30, 2001 and 2000
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                    Quarter Ended June 30,             Six Months Ended June 30,
                                                              ---------------------------------     -------------------------------
                                                                     2001              2000              2001              2000
                                                              --------------     --------------     -------------     -------------
Sales                                                               $ 7,723            $ 5,999          $ 17,737          $ 12,563
Cost of sales                                                         1,377              1,157             3,342             2,765
                                                              --------------     --------------     -------------     -------------
  Gross profit                                                        6,346              4,842            14,395             9,798
                                                              --------------     --------------     -------------     -------------

Selling, general, and administrative expenses:
  Salaries and sales commissions                                      2,707              3,179             5,722             3,950
  Research and development                                                -                447                29               615
  Depreciation                                                           62                101               124               205
  Advertising and promotion                                              51              1,981               368             2,850
  Professional fees                                                   4,820              7,050             6,626             7,505
  Other                                                               5,887              4,116             9,847             8,121
                                                              --------------     --------------     -------------     -------------
    Total selling, general, and administrative expenses              13,527             16,874            22,716            23,246
                                                              --------------     --------------     -------------     -------------
    Loss from operations                                             (7,181)           (12,032)           (8,321)          (13,448)
                                                              --------------     --------------     -------------     -------------

Other income (expense):
  Interest expense                                                        -                (41)                -               (97)
                                                              --------------     --------------     -------------     -------------
    Total other income (expense)                                          -                (41)                -               (97)
                                                              --------------     --------------     -------------     -------------

Income (loss) before taxes on income                                 (7,181)           (12,073)           (8,321)          (13,545)
Provision (credit) for taxes on income                                    -                  -                 -                 -
                                                              --------------     --------------     -------------     -------------
    Net income (loss)                                              $ (7,181)         $ (12,073)         $ (8,321)        $ (13,545)
                                                              ==============     ==============     =============     =============


Income (Loss) per common share, basic                            $ (0.00012)         $(0.00020)       $ (0.00014)       $ (0.00022)
                                                              ==============     ==============     =============     =============
Weighted average number of shares outstanding                    60,709,774         60,609,774        60,709,774        60,609,774
                                                              ==============     ==============     =============     =============

The accompanying notes are an integral part of these statements.

                                                               TRUE HEALTH, INC.
                                  Statements of Cash Flows For The Periods Ended
                                                          June 30, 2001 and 2000
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                             Quarter Ended June 30,   Six Months Ended June 30,
                                                                             ----------------------   -------------------------
                                                                                2001        2000         2001           2000
                                                                             ---------    ---------   ---------       ---------
Cash flows from operating activities:
   Net income (loss)                                                         $ (7,181)    $(12,073)   $ (8,321)       $(13,545)

  Adjustments to reconcile net income to cash provided (used) by operating activities:
      Depreciation                                                                 62          101         124             205
      Decrease (increase) in accounts receivable                                 (294)          89        (294)            438
      Decrease (increase) in inventory                                           (883)         500      (2,988)           (126)
      Increase (decrease) in accounts payable and accrued expenses              7,363        7,490       6,262           3,365
                                                                             --------     --------    --------        --------
        Net cash provided (used) by operating activities                         (933)      (3,893)     (5,217)         (9,663)
                                                                             --------     --------    --------        --------

Cash flows from investing activities:
                                                                             --------     --------    --------        --------
        Net cash provided (used) by investing activities                            -            -           -               -
                                                                             --------     --------    --------        --------

Cash flows from financing activities:
  Advances from related parties                                                 1,226        1,111       4,809           8,882
  Repayments of short term notes payable                                            -            -           -             (90)
                                                                             --------     --------    --------        --------
        Net cash provided (used) by financing activities                        1,226        1,111       4,809           8,792
                                                                             --------     --------    --------        --------

        Net increase (decrease) in cash and cash equivalents                      293       (2,782)       (408)           (871)

Cash and cash equivalents:
  Beginning of year                                                               579        3,996       1,280           2,085
                                                                             --------     --------    --------        --------
  End of year                                                                $    872     $  1,214    $    872        $  1,214
                                                                             --------     --------    --------        --------


Supplemental cash flow disclosures:
  Cash paid for interest                                                     $      -     $     41    $      -        $     97

The accompanying notes are an integral part of these statements.

                               TRUE HEALTH, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

The financial statements include the accounts of True Health, Inc. The Balance Sheets as of June 30, 2001 and December 31, 2000, the Statements of Loss for the three and six months ended June 30, 2001 and 2000, and the Statements of Cash Flows for the three and six months ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows for the period ended June 30, 2001, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position of operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (SEC) on or about May 10, 2001.

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

Note 3 - Related party transactions:

At June 30, 2001, certain shareholders had advanced the Company $83,865, of which the entire amount is currently due. The Company and the shareholder/creditors have stipulated the amount of $3,000 as accrued interest owing on the balance.

The Company occupies approximately 500 square feet of office space under a month-to-month lease with a company owned by the president of True Health, Inc. that requires monthly rentals of approximately $300. Rent expense charged to operations was $900 for the three months ended June 30, 2001 and $1,800 for the six months ended June 30, 2001.

Note 4 - Going concern:

The Company has experienced losses in eight of the previous ten years. Losses amount to more than $970,000 on a cumulative basis. At June 30, 2001, current liabilities exceeded current assets by approximately $95,000, resulting in a working capital deficiency; there is also a capital deficit of the same approximate amount. Management is currently investigating alternative marketing strategies, methods, and markets, and is seeking additional outside financing and/or equity investors, but there is no assurance that management's efforts in this regard will be successful. Moreover, substantially all revenues are derived from a single product or line of products, creating a concentration of business; should the Company be unable for any reason to continue sales of the products, it would have a severe impact on the Company's business. All of the above factors create substantial doubt about the Company's ability to continue as a going concern.

                               TRUE HEALTH, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had sales of $17,737 during the first six months of 2001, versus $12,563 in the first six months of 2000. The increase in sales during the first six months of 2001 is due primarily to an increase in sales and marketing efforts in 2001, as well as the fact that during the first few months of 2000, the Company was focusing more on the testing of new products. Selling, general, and administrative expenses decreased to $22,716 from $23,246.

The Company had total assets of $13,336 on June 30, 2001, compared to $10,586 on December 31, 2000.

The company is currently negotiating with various companies interested in promoting True Health products. The Company expects that seeking investment capital and the sale of stock will provide cash requirements for operations. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations. An annual shareholders' meeting for True Health, Inc. has been called for August 1, 2001.

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


                                          TRUE HEALTH, INC.
                              _________________________________________
                                            (Registrant)


Date: 8/21/2001               By:      /s/ RICHARD M. STOKLEY
                              ___________________________________________
                                             (Signature)
                                             Richard M. Stokley
                                             President