Form 10QSB
period 2001-09-30
TRUE HEALTH INC
filed 2001-11-15
CIK 1110607

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB


(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001
                                                 ------------------

                  Commission file number   0-30351
                                         --------------------------


                               TRUE HEALTH, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                      Utah                                   75-2263732
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)

5 Tansey Circle, Mesquite, Texas  75149
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
--------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   x      No
                                                 -----       -----

     As of September 30, 2001, there were outstanding 60,709,774 shares of True Health, Inc., Common Stock, par value $.01.

     Transitional Small Business Disclosure Format (Check one):  Yes      No   X
                                                                 -------  ------

                                  FORM 10-QSB

                               TRUE HEALTH, INC.
                             Index to Form 10-QSB


                                    PART I


FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.   FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2001 and December 31, 2000

Statements of Loss for the Three and Nine Months Ended September 30, 2001 and
2000

Statements of Cash flows for the Three and Nine Months Ended September 30, 2001 and 2000

Notes to Financial Statements

                                                                                                               TRUE HEALTH, INC.
                                                                                                                  Balance Sheets
                                                                            September 30, 2001 (Unaudited) and December 31, 2000
====================================================================================================================================
                                                                                            September 30,
                                                                                                     2001           December 31,
                                                                                               (Unaudited)                  2000
                                                                                               -----------           -----------
ASSETS
  Current assets:
    Cash                                                                                        $     268              $   1,280
    Inventory                                                                                      11,147                  8,691
                                                                                               -----------           -----------
      Total current assets                                                                         11,415                  9,971
                                                                                               ===========           ===========

   Office and computer equipment, net of
      accumulated depreciation of $1,705 and $1,520                                                   430                    615
                                                                                               -----------           -----------
      Total other assets                                                                              430                    615
                                                                                               -----------           -----------

      Total assets                                                                              $  11,845              $  10,586
                                                                                               -----------           -----------


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                                                       $  25,254              $  17,896
    Due to related parties                                                                         84,615                 79,056
                                                                                               -----------           -----------
      Total current liabilities                                                                   109,869                 96,952
                                                                                               -----------           -----------

      Total liabilities                                                                           109,869                 96,952
                                                                                               -----------           -----------

  Commitments and contingencies                                                                         -                      -

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 100,000,000 shares authorized,
     60,709,774 and 60,709,774 shares issued and outstanding                                      607,098                607,098
  Capital in excess of par value                                                                  277,621                277,621
  Deficit accumulated during the development stage                                               (982,743)              (971,085)
                                                                                               -----------           -----------
      Total stockholders' equity                                                                  (98,024)               (86,366)
                                                                                               -----------           -----------
      Total liabilities and stockholders' equity                                                $  11,845              $  10,586
                                                                                               ===========           ===========

The accompanying notes are an integral part of these statements.

                                                                                                               TRUE HEALTH, INC.
                                                                               Statements of Income (Loss) For The Periods Ended
                                                                                                     September 30, 2001 and 2000
                                                                                                                     (Unaudited)
=================================================================================================================================

                                                              Quarter Ended September 30,        Nine Months Ended September 30,
                                                            -------------------------------      -------------------------------
                                                                    2001               2000              2001               2000
                                                            ------------       ------------      ------------       ------------
Sales                                                       $      6,660       $      8,012      $     24,397       $     20,575
Cost of sales                                                      1,179              1,235             4,521              4,000
                                                            ------------       ------------      ------------       ------------
  Gross profit                                                     5,481              6,777            19,876             16,575
                                                            ------------       ------------      ------------       ------------
Selling, general, and administrative expenses:
  Salaries and sales commissions                                   1,981              2,422             7,703              6,372
  Research and development                                             -                 24                29                639
  Depreciation                                                        61                103               185                308
  Advertising and promotion                                          103                841               471              3,691
  Professional fees                                                1,625              1,913             8,251              9,418
  Other                                                            5,310              5,066            15,157             13,187
                                                            ------------       ------------      ------------       ------------
    Total selling, general, and administrative expenses            9,080             10,369            31,796             33,615
                                                            ------------       ------------      ------------       ------------
    Loss from operations                                          (3,599)            (3,592)          (11,920)           (17,040)
                                                            ------------       ------------      ------------       ------------

Other income (expense):
  Other income                                                       262                  -               262                  -
  Interest expense                                                     -                (25)                -               (122)
                                                            ------------       ------------      ------------       ------------
    Total other income (expense)                                     262                (25)              262               (122)
                                                            ------------       ------------      ------------       ------------

Income (loss) before taxes on income                              (3,337)            (3,617)          (11,658)           (17,162)
Provision (credit) for taxes on income                                 -                  -                 -                  -
                                                            ------------       ------------      ------------       ------------
    Net income (loss)                                       $     (3,337)      $     (3,617)     $    (11,658)      $    (17,162)
                                                            ============       ============      ============       ============

Income (Loss) per common share, basic                         $(0.00005)        $  (0.00006)     $   (0.00019)      $   (0.00028)
                                                            ============        ===========      ============       ============
Weighted average number of shares outstanding                60,709,774          60,609,774        60,709,774         60,609,774
                                                            ============        ===========      ============       ============

The accompanying notes are an integral part of these statements.

                                                                                                                   TRUE HEALTH, INC.
                                                                                     Statements of Cash Flows For The Periods Ended
                                                                                                        September 30, 2001 and 2000
                                                                                                                        (Unaudited)
===================================================================================================================================
                                                                     Quarter Ended September 30,    Nine Months Ended September 30,
                                                                     ---------------------------    -------------------------------
                                                                           2001             2000           2001                2000
                                                                     -----------     -----------    -----------         -----------
Cash flows from operating activities:
   Net income (loss)                                                 $    (3,337)    $    (3,617)   $   (11,658)        $   (17,162)

  Adjustments to reconcile net income to cash provided (used)
    by operating activities:
      Depreciation                                                            61             103            185                 308
      Decrease (increase) in accounts receivable                             294               -              -                 438
      Decrease (increase) in inventory                                       532            (301)        (2,456)               (427)
      Increase (decrease) in accounts payable and accrued expenses         1,096           3,529          7,358               6,894
                                                                     -----------     -----------    -----------         -----------
        Net cash provided (used) by operating activities                  (1,354)           (286)        (6,571)             (9,949)
                                                                     -----------     -----------    -----------         -----------

Cash flows from investing activities:
                                                                     -----------     -----------    -----------         -----------
        Net cash provided (used) by investing activities                       -               -              -                   -
                                                                     -----------     -----------    -----------         -----------

Cash flows from financing activities:
  Advances from related parties                                              750             197          5,559               9,079
  Repayments of short term notes payable                                       -               -              -                 (90)
                                                                     -----------     -----------    -----------         -----------
        Net cash provided (used) by financing activities                     750             197          5,559               8,989
                                                                     -----------     -----------    -----------         -----------

        Net increase (decrease) in cash and cash equivalents                (604)            (89)        (1,012)               (960)

Cash and cash equivalents:
  Beginning of period                                                        872           1,214          1,280               2,085
                                                                     -----------     -----------    -----------         -----------
  End of period                                                      $       268     $     1,125    $       268         $     1,125
                                                                     ===========     ===========    ===========         ===========


Supplemental cash flow disclosures:
  Cash paid for interest                                             $        -      $        25    $         -         $       122

The accompanying notes are an integral part of these statements.

                               TRUE HEALTH, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:

The financial statements include the accounts of True Health, Inc. The Balance Sheets as of September 30, 2001 and December 31, 2000, the Statements of Loss for the three and nine months ended September 30, 2001 and 2000, and the Statements of Cash Flows for the three and nine months ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows for the period ended September 30, 2001, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position of operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (SEC) on or about May 10, 2001.

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

Note 3 - Related party transactions:

At September 30, 2001, certain shareholders had advanced the Company $84,615, of which the entire amount is currently due. The Company and the shareholder/creditors have stipulated the amount of $3,000 as accrued interest owing on the balance.

The Company occupies approximately 500 square feet of office space under a month-to-month lease with a company owned by the president of True Health, Inc. that requires monthly rentals of approximately $300. Rent expense charged to operations was $900 for the three months ended September 30, 2001 and $2,700 for the nine months ended September 30, 2001.

Note 4 - Subsequent Events - Reverse Stock Split:

In October, 2001, the Company completed a reverse stock split whereby each ten
(10) shares of the Corporation's $0.01 par value common stock outstanding were converted into one (1) share of the Corporation's $0.01 par value common stock. Concurrently therewith, the Company's ticker symbol changed from TEHI to TRHH.

After completion of the reverse split, the Company plans to make a private placement of its stock in the amount of approximately $300,000. The proceeds from this private placement will be used to engage a sales organization to increase the Company's marketing and sales efforts.

Note 5 - Going concern:

The Company has experienced losses in eight of the previous ten years. Losses amount to more than $980,000 on a cumulative basis. At September 30, 2001, current liabilities exceeded current assets by approximately $98,000, resulting in a working capital deficiency; there is also a capital deficit of the same approximate amount. Management is currently investigating alternative marketing strategies, methods, and markets, and is seeking additional outside financing and/or equity investors, but there is no assurance that management's efforts in this regard will be successful. Moreover, substantially all revenues are derived from a single product or line of products, creating a concentration of business; should the Company be unable for any reason to continue sales of the products, it would have a severe impact on the Company's business. All of the above factors create substantial doubt about the Company's ability to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had sales of $24,397 during the first nine months of 2001, versus $20,575 in the first nine months of 2000. The increase in sales during the first six months of 2001 is due primarily to an increase in sales and marketing efforts in 2001, as well as the fact that during the first few months of 2000, the Company was focusing more on the testing of new products. Selling, general, and administrative expenses decreased to $31,796 from $33,615.

The Company had total assets of $11,845 on September 30, 2001, compared to $10,586 on December 31, 2000.

In October, 2001, the Company completed a reverse stock split whereby each ten
(10) shares of the Corporation's $0.01 par value common stock outstanding were converted into one (1) share of the Corporation's $0.01 par value common stock. Concurrently therewith, the Company's ticker symbol changed from TEHI to TRHH.

After completion of the reverse split, the Company plans to make a private placement of its stock in the amount of approximately $300,000. The proceeds from this private placement will be used to engage a sales organization to increase the Company's marketing and sales efforts.


                          Part II - Other Information

ITEM 1 - Legal Proceedings:

None.

ITEM 2 - Changes in Securities:

None during the quarter ended September 30, 2001.

In October, 2001, the Company completed a reverse stock split whereby each ten
(10) shares of the Corporation's $0.01 par value common stock outstanding were converted into one (1) share of the Corporation's $0.01 par value common stock. Concurrently therewith, the Company's ticker symbol changed from TEHI to TRHH.

After completion of the reverse split, the Company plans to make a private placement of its stock in the amount of approximately $300,000. The proceeds from this private placement will be used to engage a sales organization to increase the Company's marketing and sales efforts.

ITEM 3 - Defaults Upon Senior Securities:

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders:

The Company had an annual shareholders meeting on August 1, 2001. A slate of officers was elected for the next year and a reverse stock split was approved.

ITEM 5 - Other Information:

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

ITEM 6.  Exhibits And Reports On Form 8-K:

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TRUE HEALTH, INC.
                                 ----------------------------------------
                                             (Registrant)



   Date:  11/15/01            By:    /s/ Richard M. Stokley
        ------------                 ------------------------------------
                                             (Signature)
                                             Richard M. Stokley
                                             President