Form 10KSB
period 2001-12-31
TRUE HEALTH INC
filed 2002-04-16
CIK 1110607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the Fiscal Year Ended December 31,2001
                                                               ----------------

                                     Commission file number 0-30351
                                                            -------


                                TRUE HEALTH, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Utah                                            75-2263732
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or                (IRS Employer
               organization)                                 Identification No.)



    5 Tansey Circle, Mesquite, Texas  75149
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No______


         As of December 31, 2001, there were outstanding 6,071,048 shares of True Health, Inc., Common Stock, par value $.01.

         Transitional Small Business Disclosure Format (Check one): Yes   No  x
                                                                    ----- -----

                                   FORM 10KSB

                                TRUE HEALTH, INC.


                                TABLE OF CONTENTS

PART I

   Item 1.        Description of Business
   Item 2.        Description of Property
   Item 3.        Legal Proceedings.
   Item 4.        Submission of Matters to a Vote of Security Holders

PART II

   Item 5.        Market Price of and Dividends on the Registrant's Common Equity and
                    Related Stockholder Matters
   Item 6.        Management's Discussion and Analysis or Plan of Operation
   Item 7.        Financial Statements
   Item 8.        Changes In and Disagreements With Accountants on Accounting
                    and Financial Disclosure

PART III

   Item 9.        Directors and Executive Officers, Promoters and Control Persons.
   Item 10.       Executive Compensation
   Item 11.       Security Ownership of Certain Beneficial Owners and Management.
   Item 12.       Certain Relationships and Related Transactions.
   Item 13.       Exhibits and Reports on Forms 8-K

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

Currently, True Health, Incorporated offers a single product called `True Health' which comes in a couplet presentation: 1) a nutritional supplement containing a safe, full spectrum, balanced slate of vitamins, minerals, amino acids and fiber uniquely combined into a powder form, which when mixed with water produces a tasty nutritional drink. And 2) oil based essential fatty acid capsules containing Gamma linolenic acid (GLA), Eicosapentaenoic acid (EPA) and Vitamin E. These components of essential fatty acids, often referred to as omega-chain fatty acids, are now believed by many medical research groups to help regenerate the human body's immune system through refortification of prostaglandins.

EMPLOYEES

At fiscal year end, True Health, Inc. had three part time employees. Richard Stokley, President devoted such time as is necessary to the Company's affairs. Ann Stokley handles office affairs and accounting. Richard Stokley, Jr. handles manufacturing and is in charge of shipping product. Earl Milton also does part time accounting. For years 1997 through 1999, Richard Stokley, Ann Stokley, and Earl Milton contributed their services and were not paid a salary. In previous years they were paid by salary or issuance of common stock. For the year ended December 31, 2001, the Company accrued, but did not pay, salaries of $5,000.00. It is anticipated that this amount may be paid in a future year either in cash or by the issuance of common stock.

TRADEMARK

The company holds a trademark on the name TRUE HEALTH, INC. and accompanying logo.

ITEM 2.  DESCRIPTION OF PROPERTY

None.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual shareholders' meeting held on August 1, 2001, the shareholders approved a 1 for 10 reverse split of the Company's common stock effective October 12, 2001, under which each shareholder received 1 new share of stock for each 10 formerly held. The reverse split has been retroactively presented in the accompanying financial statements.

The measure was approved with 33,095,821 shares voting in favor of the reverse split and 2,131,300 shares voting against.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of the common stock through December 31, 2001, as reported by the National Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

         Fiscal Year Ending December 31, 2000        High              Low
                  1/st/ Quarter                      $.14             $.002
                  2/nd/ Quarter                      $.11             $.001
                  3/rd/ Quarter                      $.10             $.02
                  4/th/ Quarter                      $.04             $.011

         Fiscal Year Ending December 31, 2001
                  1/st/ Quarter                      $.50             $.11
                  2/nd/ Quarter                      $.15             $.09.5
                  3/rd/ Quarter                      $.10             $.06
                  4/th/ Quarter                      $.10             $.07

STOCKHOLDERS

As of December 31, 2001, the Company had 1,039 shareholders of record.

DIVIDENDS

The Company has never paid any dividends.

DESCRIPTION OF SECURITIES.

The par or stated value of the security:    $0.01

RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

                                Fiscal Years Ended December 31,

                  -------------------------------------------------------------------------------------
                     2001              2000               1999               1998              1997
                  -------------------------------------------------------------------------------------
Total assets      $ 11,490             10,586             12,777            11,562             12,798
Long term debt         -0-                -0-                -0-               -0-                -0-
Preferred stock        -0-                -0-                -0-               -0-                -0-

Net revenue         31,006             30,578             35,849            42,928             68,621
Net income (loss)  (15,167)           (21,699)             5,567           (28,669)            25,001
Loss per share       (0.00)             (0.00)              0.00             (0.00)              0.00


         During the five year period ended December 31, 2001 there were no changes in accounting methods.

The Company had sales of $31,006 in 2001, an increase of $428 from 2000. True Health, Inc. focused its efforts on certain efficacy tests that were to be performed using the Company's products. These tests had not reached completion in 2001. Selling, general, and administrative expenses decreased to $40,302 in 2001, from $45,387 in 2,000. This decrease in selling, general and administrative expenses is primarily due to diligent efforts to hold down expenses such as office, vehicle, travel, etc.

The Company had total assets of $11,490, with no significant investment in property and equipment, as compared to $10,586 in 2000. The Company had current liabilities of

$113,023 in 2001, and a working capital deficit of approximately $102,000 in 2001 and $86,000 in 2000.

The Company has developed three new formulas and expects to begin marketing its new products in the year 2002. The Company expects that cash requirements for operations will be provided by seeking investment capital and the sale of stock. However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

Effective October 12, 2001, the Company effected a 1 for 10 reverse split of its common stock, under which each shareholder received 1 new share of stock for each 10 formerly held. The reverse split has been retroactively presented in the accompanying financial statements.

ITEM 7.  FINANCIAL STATEMENTS

Audited financial statements as of December 31, 2001 and 2000 and for the two years then ended are attached.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The name, title and term of the executive officers and members of the Board of
Directors:

Richard M. Stokley, President, Vice-President and Director. Age 68. Term ends 7/2002. Earl D. Milton, Secretary, Treasurer and Director. Age 77. Term ends 7/2002. Donnelly E. McMillen, Director. Age 79. Term ends 7/2002.


         RICHARD M. STOKLEY - Chairman and CEO.

Mr. Stokley has over thirty years experience in Multi-level companies including being in the top ten for the United States and Canada in Personal Group Volume for Amway and the number one distributor in Pennyrich. He has been involved in Real Estate investment, development and construction as well as manufacturing.

"Public companies provide protection for distributors. It allows for distributors to Mr. Stokley was instrumental in the formation of True Health, Inc., and was the paramount force in making True Health a public company. According to Mr. Stokley, become stockholders, and by so doing, distributors can participate in the growth and direction of the firm."

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

           INDEMNIFICATION

The corporation shall indemnify any Director or Officer, or former Director or Officer of the corporation or any person who may have served at its request as a Director or Officer or another corporation in which it owns shares of capital stock, or of which it is a creditor, against reasonable expenses, including attorney's fees, actually and necessarily incurred by him in connection with the defense of any civil, criminal or administrative action, suit or proceeding in which he is made a party or with which he is threatened by reason of being or having been or because of any act as such Director or Officer, within the course of his duties or employment, except in relation to matters as to which he shall be adjudged in such action, suit or proceeding to be liable for negligence or misconduct in the performance of his duties. The corporation may also reimburse any Director or Officer for the reasonable costs of settlement of any such action, suit or proceeding, if it shall be found by a majority of a committee composed of the Directors not involved in the matter in controversy, whether or not a quorum, that it was to the interests of the corporation that such settlement be made and that such Director or Officer was not guilty of negligence or misconduct. The right of indemnification herein provided shall extend to the estate, executor, administrator, guardian and conservator of any deceased or former Director or Officer or person who himself would have been entitled to indemnification. Such rights of indemnification and reimbursement shall not be deemed exclusive of any Other rights to which such Director or Officer may be entitled under any statute, agreement, vote of shareholders, or otherwise.

ITEM 10. EXECUTIVE COMPENSATION

No executive of the company was paid during 2001, 2000 or 1999. Prior to this time executives were paid by issuance of common stock or salary. As indicated above, the Company accrued, but did not pay, salary for Richard M. Stokley in the amount of $5,000. It is anticipated that this amount may be paid in a future year either in cash or by the issuance of common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth, as of December 31, 2001, the stock ownership of each Person known by the Company to be the beneficial owner of five percent or more of the Company's common stock. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

Name/Address of Beneficial Owner    Number of Shares        Percentage of Total

Richard M. Stokley                     1,390,060                  22.9
   5 Tansey Circle
   Mesquite, Texas 75149

Earl D. Milton                           389,202                   6.4
   3795 Waldorf
  Dallas, Texas 75229

Effective October 12, 2001, the Company effected a 1 for 10 reverse split of its common stock, under which each shareholder received 1 new share of stock for each 10 formerly held. The reverse split has been retroactively presented in the accompanying financial statements. The above shares are stated on a post reverse split basis

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2001, certain shareholders had advanced the Company $84,463 of which the entire amount is currently due. The Company and the shareholder/creditors have stipulated the amount of $3,000 as accrued interest owing on the balance.

During 2001, the Company occupied approximately 500 square feet of office space under a month to month lease with a company owned by the president of True Health, Inc. that requires monthly rentals of approximately $300. Rent expense charged to operations was $3,600 for both 2001 and 2000.

Also during 2000, the company issued common stock to the daughter of one of the company's shareholders for services rendered. A total of 100,000 shares valued at $.01 per share, or $1,000, were issued.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  None.

   (b)  Last quarter None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          True Health, Inc.
                                                     ---------------------------
                                                            (Registrant)


Date:  April 15, 2002                                By:  /s/ Richard M. Stokley
                                                        ------------------------
                                                        (Signature)
                                                        Richard M. Stokley
                                                        President

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                               REQUIRED BY ITEM 1

A.       Financial statements
         --------------------

         Report of independent certified public accountants

         Balance sheets, December 31, 2001 and 2000

         Statements of income (loss) for the years ended
              December 31, 2001 and 2000

         Statements of stockholders' deficit for the years ended
              December 31, 2001 and 2000

         Statements of cash flows for the years ended
              December 31, 2000 and 2000

         Notes to financial statements


B.       Financial statement schedules
         -----------------------------

Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

          [LOGO]
  Bateman & Co., Inc., P.C.
Certified Public Accountants

                                                           5 Briardale Court
                                                       Houston, Texas 77027-2904
                                                            (713) 552-9800
                                                          FAX (713) 552-9700
                                                        www.batemanhouston.com

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Of True Health, Inc.

We have audited the accompanying balance sheets of True Health, Inc. (a Utah corporation) as of December 31, 2001 and 2000, and the related statements of income (loss), stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of True Health, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

                                                  /s/ Bateman & Co., Inc., P.C.
                                                      BATEMAN & CO., INC., P.C.

Houston, Texas
April 12, 2002

                                     Member
              INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
                  Offices in Principal Cities Around The World

                                                               TRUE HEALTH, INC.
                                                                  Balance Sheets
                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                   2001             2000
                                                                              ---------        ---------
ASSETS
Current assets:
  Cash                                                                        $     478        $   1,280
  Accounts receivable, trade                                                        120                -
  Inventory                                                                      10,523            8,691
                                                                              ---------        ---------
    Total current assets                                                         11,121            9,971
                                                                              ---------        ---------

Office and computer equipment, net of
   accumulated depreciation of $1,766 and $1,520                                    369              615
                                                                              ---------        ---------
                                                                              $  11,490        $  10,586
                                                                              =========        =========

LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                                       $  28,560        $  17,896
  Due to related parties                                                         84,463           79,056
                                                                              ---------        ---------
    Total current liabilities                                                   113,023           96,952
                                                                              ---------        ---------

Commitments and contingencies                                                         -                -

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000 shares authorized
    6,071,048 shares issued and outstanding                                      60,710           60,710
  Capital in excess of par value                                                824,009          824,009
  Accumulated deficit                                                          (986,252)        (971,085)
                                                                              ---------        ---------
    Total stockholders' deficit                                                (101,533)         (86,366)
                                                                              ---------        ---------
                                                                              $  11,490        $  10,586
                                                                              =========        =========

The accompanying notes are an integral part of these financial statements

                                                               TRUE HEALTH, INC.
                                                     Statements of Income (Loss)
                                  For The Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                       2001               2000
                                                                -----------        -----------
Sales                                                           $    31,006        $    30,578
Cost of sales                                                         6,138              6,738
                                                                -----------        -----------
  Gross profit                                                       24,868             23,840
                                                                -----------        -----------

Selling, general, and administrative expenses:
  Salaries and sales commissions                                     10,186              9,320
  Research and development                                                -                638
  Depreciation                                                          246                410
  Advertising and promotion                                           1,529              4,155
  Professional fees                                                  14,180             11,857
  Other                                                              14,161             19,007
                                                                -----------        -----------
    Total selling, general, and administrative expenses              40,302             45,387
                                                                -----------        -----------
    Loss from operations                                            (15,434)           (21,547)
                                                                -----------        -----------

Other income (expense):
  Other income                                                          267                  -
  Interest expense                                                        -               (152)
                                                                -----------        -----------
    Total other income (expense)                                        267               (152)
                                                                -----------        -----------

Income (loss) before taxes on income                                (15,167)           (21,699)
Provision (credit) for taxes on income                                    -                  -
                                                                -----------        -----------
    Net income (loss)                                           $   (15,167)       $   (21,699)
                                                                ===========        ===========

Income (Loss) per common share, basic                           $     (0.00)       $     (0.00)
                                                                ===========        ===========
Weighted average number of shares outstanding                     6,071,048          6,063,890
                                                                ===========        ===========

The accompanying notes are an integral part of these financial statements

                                                               TRUE HEALTH, INC.
                                             Statements of Stockholders' Deficit
                                  For The Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                               Common Stock                   Additional
                                     ----------------------------------        Paid In         Accumulated
                                           Shares            Amount            Capital           Deficit            Total
                                     ----------------  ----------------  ----------------  ----------------   ---------------

Balances, December 31, 1999
  As originally reported                  60,609,774         $ 606,098         $ 277,621        $ (949,386)       $  (65,667)
  Retroactive restatement for
    1 for 10 reverse split of
    October 12, 2001                     (54,548,797)         (545,488)          545,488                                   -
  Fractional shares issued in
    reverse split                                 71                                                                       -
                                     ----------------  ----------------  ----------------  ----------------   ---------------
Balances, December 31, 1999,
  as restated on proforma basis            6,061,048            60,610           823,109          (949,386)          (65,667)

Stock issued for services                    100,000             1,000                 -                 -             1,000
  Retroactive restatement for
    1 for 10 reverse split of
    October 12, 2001                         (90,000)             (900)              900                                   -

Net loss                                           -                 -                 -           (21,699)          (21,699)

                                     ----------------  ----------------  ----------------  ----------------   ---------------
Balances, December 31, 2000                6,071,048            60,710           824,009          (971,085)          (86,366)

Net loss                                           -                 -                 -           (15,167)          (15,167)
                                     ----------------  ----------------  ----------------  ----------------   ---------------
Balances, December 31, 2000                6,071,048         $  60,710         $ 824,009        $ (986,252)       $ (101,533)
                                     ================  ================  ================  ================   ===============

The accompanying notes are an integral part of these financial statements

                                                               TRUE HEALTH, INC.
                                                        Statements of Cash Flows
                                  For The Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                       2001          2000
                                                                                    ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                                                $ (15,167)    $ (21,699)

  Adjustments to reconcile net income to cash provided (used) by operating activities:
      Depreciation                                                                        246           410
      Stock issued for services                                                             -         1,000
      Changes in current assets and liabilities:
        Accounts receivable, trade                                                       (120)          438
        Inventory                                                                      (1,832)          538
        Accounts payable and accrued expenses                                          10,664         9,956
                                                                                    ----------    ----------
        Net cash flows from operating activities                                       (6,209)       (9,357)
                                                                                    ----------    ----------

Cash flows from investing activities:

                                                                                    ----------    ----------
        Net cash flows from investing activities                                            -             -
                                                                                    ----------    ----------

Cash flows from financing activities:
  Advances from related parties                                                         5,407         8,642
  Repayments of short term notes payable                                                    -           (90)
                                                                                    ----------    ----------
        Net cash flows from financing activities                                        5,407         8,552
                                                                                    ----------    ----------

        Net increase (decrease) in cash and cash equivalents                             (802)         (805)

Cash and cash equivalents:
  Beginning of year                                                                     1,280         2,085
                                                                                    ----------    ----------
  End of year                                                                       $     478     $   1,280
                                                                                    ==========    ==========

Supplemental cash flow disclosures:
  Cash paid for interest                                                            $       -     $     152
  Cash paid for income taxes                                                                -             -
  Non-cash financing and investing activities:
      Stock issued for services                                                             -         1,000

The accompanying notes are an integral part of these financial statements.

                                                               TRUE HEALTH, INC.
                                                   Notes To Financial Statements
                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------

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

       Provision for doubtful accounts - The Company provides an allowance for doubtful accounts when, in the opinion of management, collectibility has been impaired. The allowance is computed based on past experience. Because a substantial portion of sales are paid with cash or credit card payment at the time of sale, the Company has not incurred any bad debt losses in recent years. Accordingly, no allowance was deemed necessary by management at December 31, 2001 or 2000.

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

                                                               TRUE HEALTH, INC.
                                                   Notes To Financial Statements
                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------

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

       Advertising - The Company expenses advertising costs as incurred. Advertising expenses approximated $1,500 (2001) and $4,100 (2000).

       Fair value of financial instruments and derivative financial instruments
       - The Company has adopted FASB Statement Number 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, and due to related parties approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At December 31, 2001 and 2000, the Company had no derivative financial instruments.

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

                                                               TRUE HEALTH, INC.
                                                   Notes To Financial Statements
                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------

Although the formal agreement remained in effect at December 31, 2001, management believes it is in compliance with its provisions. In addition, the Company has entered into an agreement with a major university under which clinical studies of the Company's products will be made; however, there is no assurance such studies can be successfully completed, or if completed, will result in findings favorable to the Company.

Note 3 - Inventories and research activities:
Inventories consisted of the following:

                                                                       December 31,
                                                                       2001        2000
                                                               -------------------------
      Raw Materials                                                 $ 5,113      $3,601
      Finished product held for sale                                  1,230         910
      Finished product held for use in research activities            4,180       4,180
                                                               -------------------------
                                                                    $10,523      $8,691
                                                               =========================

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

Note 4 - Accounts payable and accrued expenses:
Details of accounts payable and accrued expenses are as follows:

                                                               December 31,
                                                            2001         2000
                                                    --------------------------
      Accounts payable, trade                            $14,571      $ 9,132
      Commissions payable                                    771          542
      Taxes accrued and withheld                             218          222
      Accrued interest payable                             3,000        3,000
      Accrued salary payable                              10,000        5,000
                                                    --------------------------
        Total                                            $28,560      $17,896
                                                    ==========================

Note 5 - Related party transactions:
At December 31, 2001, certain shareholders had advanced the Company $84,463, of which the entire amount is currently due. The Company and the shareholder/creditors have stipulated the amount of $3,000 as accrued interest owing on the balance.

                                                               TRUE HEALTH, INC.
                                                   Notes To Financial Statements
                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------

During 2001, the Company occupied approximately 500 square feet of office space under a month-to-month lease with a company owned by the president of True Health, Inc. that requires monthly rentals of approximately $300. Rent expense charged to operations was $3,600 for both 2001 and 2000.

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

The current provision for refundable Federal income tax consists of the following:

                                                                  2001        2000
                                                             -----------------------
      Provision (Credit) for Federal income tax
      attributable to:
        Current operations at expected rate of 34%             $(5,200)    $(7,400)
        Nondeductible expenses                                     300       3,400
                                                             -----------------------
                                                                (4,900)     (4,000)
                                                             -----------------------

        Change in valuation allowance, deferred tax asset      (25,000)      4,000
        Expiration of net operating loss carryforward           29,900           -
                                                             -----------------------
                                                                 4,900       4,000
                                                             -----------------------
         Net provision (credit)                                $     -     $     -
                                                             =======================

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts are as follows:

                                                                  2001        2000
                                                             -----------------------
        Deferred tax asset attributable to:
         Net operating loss carryover                        $ 280,900   $ 305,900
         Less, Valuation allowance                            (280,900)   (305,900)
                                                             -----------------------
           Net deferred tax asset                            $       -   $       -
                                                             =======================

                                                               TRUE HEALTH, INC.
                                                   Notes To Financial Statements
                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------

The Company has net operating loss carryforwards that expire as follows:

      Expires in:
        2002                                                           $172,000
        2003                                                             74,000
        2004                                                            259,000
        2005                                                             61,000
        2006                                                             26,000
        2007                                                             65,000
        2008                                                             13,000
        2009                                                             52,000
        2010                                                              5,000
        2011                                                             44,000
        2018                                                             28,000
        2020                                                             13,000
        2021                                                             14,000
                                                                    ------------
         Total                                                         $826,000
                                                                    ============

During 2001, losses totaling $87,394 expired unused.

Note 7 - Reverse split in common stock:
Effective October 12, 2001, the Company effected a 1 for 10 reverse split of its common stock, under which each shareholder received 1 new share of stock for each 10 formerly held. The reverse split has been retroactively presented in the accompanying financial statements.

Note 8 - Going concern:
The Company has experienced losses in eight of the previous ten years. Losses amount to more than $986,000 on a cumulative basis. At December 31, 2001, current liabilities exceeded current assets by approximately $102,000, resulting in a working capital deficiency; there is also a capital deficit of the same approximate amount. Management is currently investigating alternative marketing strategies, methods, and markets, and is seeking additional outside financing and/or equity investors, but there is no assurance that management's efforts in this regard will be successful. Moreover, substantially all revenues are derived from a single product or line of products, creating a concentration of business; should the Company be unable for any reason to continue sales of the products, it would have a severe impact on the Company's business. All of the above factors create substantial doubt about the Company's ability to continue as a going concern.

Note 9 - Concentration of credit risk:
All of the Company's accounts receivable are due from a single customer.

                                                               TRUE HEALTH, INC.
                                                   Notes To Financial Statements
                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------

Note 10 - Commitments:
In April 2001, the Company entered into an agreement with Timothy Darnell under which Darnell is to organize and create a sales organization for True Health. Darnell will receive 200,000 shares of True Health common stock (stated on a post-reverse -split basis) for his services.

In December 2001, the Company entered into an agreement with Burkshire Capital Group under which Burkshire will provide services in seeking additional equity capital. Burkshire will receive 100,000 shares of True Health common stock for its services.

It is expected that the services under both agreements will be performed and the shares issued in the second quarter of 2002.

Note 11 - New accounting pronouncements:
The following recent accounting pronouncements:

..   FASB Statements
    . Number 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,
    .   Number 141, Business Combinations,
    .   Number 142, Goodwill and Other Intangible Assets,
    .   Number 143, Accounting for asset Retirement Obligations,

..   and FASB Interpretations
..   Number 43, Real Estate Sales, and
..   Number 44, Accounting for Certain Transactions Involving Stock Compensation
    - an Interpretation of APB Opinion No. 25,

are not currently expected to have a material effect on the Company's financial Statements.