Form 10QSB
period 2002-03-31
TRUE HEALTH INC
filed 2002-05-20
CIK 1110607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 -------------------------------

                         Commission file number 0-30351
                                                --------------------------------


                                TRUE HEALTH, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    Utah                                    75-2263732
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (IRS Employer
               or organization)                        Identification No.)

    5 Tansey Circle, Mesquite, Texas  75149
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

    (972)  644-1200
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

     As of March 31, 2002, there were outstanding 6,471,048 shares of True Health, Inc., Common Stock, par value $.01.

     Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                                    ---    ---

                                   FORM 10-QSB

                                TRUE HEALTH, INC.
                              Index to Form 10-QSB

                                     PART I

FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets as of  March 31, 2002 and December 31, 2001

Statements of Income (Loss) for the Three Months Ended March 31, 2002 and 2001

Statements of Cash flows for the Three Months Ended March 31, 2002 and 2001

Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                     PART II

OTHER INFORMATION

        Item 1

SIGNATURES


                                                                                             TRUE HEALTH, INC.
                                                                                                Balance Sheets
                                                              March 31, 2002 (Unaudited) and December 31, 2001
===============================================================================================================
                                                                                 March 31,
                                                                                   2002            December 31,
ASSETS                                                                         (Unaudited)             2001
                                                                             --------------      ---------------

  Current assets:
    Cash                                                                               $ 100              $ 478
    Accounts receivable, trade                                                           120                120
    Inventory                                                                         10,897             10,523
    Prepaid expenses                                                                  10,000                  -
                                                                               --------------    ---------------
      Total current assets                                                            21,117             11,121
                                                                               --------------    ---------------

   Office and computer equipment, net of
      accumulated depreciation of $1,828 and $1,766                                      307                369
                                                                               --------------    ---------------
      Total other assets                                                                 307                369
                                                                               --------------    ---------------

      Total assets                                                                  $ 21,424           $ 11,490
                                                                               ==============    ===============


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                                           $ 32,233           $ 28,560
    Due to related parties                                                            84,027             84,463
                                                                               --------------    ---------------
      Total current liabilities                                                      116,260            113,023
                                                                               --------------    ---------------

      Total liabilities                                                              116,260            113,023
                                                                               --------------    ---------------

  Commitments and contingencies                                                            -                  -

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000 shares authorized,
     6,471,048 and 6,071,048 shares issued and outstanding                            64,710             60,710
  Capital in excess of par value                                                     830,009            824,009
  Accumulated deficit                                                               (989,555)          (986,252)
                                                                               --------------    ---------------
      Total stockholders' deficit                                                    (94,836)          (101,533)
                                                                               --------------    ---------------
      Total liabilities and stockholders' deficit                                   $ 21,424           $ 11,490
                                                                               ==============    ===============

The accompanying notes are an integral part of these statements.

                                                               TRUE HEALTH, INC.
                                   Statements of Loss For The Three Months Ended
                                                         March 31, 2002 and 2001
                                                                     (Unaudited)
================================================================================

                                                                                       2002                  2001
                                                                                 (Unaudited)           (Unaudited)
                                                                          ------------------     -----------------
Sales                                                                      $          6,336       $        10,014
Cost of sales                                                                         1,267                 1,965
                                                                          ------------------     -----------------
  Gross profit                                                                        5,069                 8,049
                                                                          ------------------     -----------------

Selling, general, and administrative expenses:
  Salaries and sales commissions                                                      2,369                 3,015
  Research and development                                                               61                    29
  Depreciation                                                                           62                    62
  Advertising and promotion                                                              86                   317
  Professional fees                                                                   2,580                 1,806
  Other                                                                               3,214                 3,960
                                                                          ------------------     -----------------
    Total selling, general, and administrative expenses                               8,372                 9,189
                                                                          ------------------     -----------------
    Loss from operations                                                             (3,303)               (1,140)
                                                                          ------------------     -----------------

Other income (expense):
  Interest expense                                                                      -                     -
                                                                          ------------------     -----------------
    Total other income (expense)                                                        -                     -
                                                                          ------------------     -----------------

Income (loss) before taxes on income                                                 (3,303)               (1,140)
Provision (credit) for taxes on income                                                  -                     -
                                                                          ------------------     -----------------
    Net income (loss)                                                      $         (3,303)      $        (1,140)
                                                                          ==================     =================


Income (Loss) per common share, basic                                      $            -         $           -
                                                                          ==================     =================
Weighted average number of shares outstanding                                     6,111,048             6,060,977
                                                                          ==================     =================


The accompanying notes are an integral part of these statements.

                                                               TRUE HEALTH, INC.
                             Statements of Cash Flows For The Three Months Ended
                                                         March 31, 2002 and 2001
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                               2002                   2001
                                                                                         (Unaudited)            (Unaudited)
                                                                                   -----------------     ------------------
Cash flows from operating activities:
   Net income (loss)                                                                $        (3,303)      $         (1,140)

  Adjustments to reconcile net income to cash provided (used) by operating activities:
      Depreciation                                                                               62                     62
      Changes in operating assets and liabilities:
        Inventory                                                                              (374)                (2,105)
        Accounts payable and accrued expenses                                                 3,673                 (1,101)
                                                                                   -----------------     ------------------
        Net cash provided (used) by operating activities                                         58                 (4,284)
                                                                                   -----------------     ------------------

Cash flows from investing activities:                                                           -                      -
                                                                                   -----------------     ------------------
        Net cash provided (used) by investing activities                                        -                      -
                                                                                   -----------------     ------------------

Cash flows from financing activities:

  Stock issued for services                                                                  10,000                    -
  Less, Amount recorded as prepaid expense                                                  (10,000)                   -
  Advances from related parties                                                                (436)                 3,583
                                                                                   -----------------     ------------------
        Net cash provided (used) by financing activities                                       (436)                 3,583
                                                                                   -----------------     ------------------

        Net increase (decrease) in cash and cash equivalents                                   (378)                  (701)

Cash and cash equivalents:
  Beginning of period                                                                           478                  1,280
                                                                                   -----------------     ------------------
  End of period                                                                     $           100       $            579
                                                                                   =================     ==================

Supplemental cash flow disclosures:

  Cash paid for interest                                                            $           -         $            -
  Noncash investing and financing activities:
    Stock issued for services                                                                10,000                  4,000


The accompanying notes are an integral part of these statements.

                                TRUE HEALTH, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:
The financial statements include the accounts of True Health, Inc. The Balance Sheets as of March 31, 2002 and December 31, 2001, the Statements of Loss for the three months ended March 31, 2002 and 2001, and the Statements of Cash Flows for the three months ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows for the period ended March 31, 2002, and for all periods presented. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position of operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (SEC) on or about April 15, 2002.

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

Note 3 - Related party transactions:
At March 31, 2002, certain shareholders had advanced the Company $84,027, of which the entire amount is currently due. The Company and the shareholder/creditors have stipulated the amount of $3,000 as accrued interest owing on the balance.

The Company occupies approximately 500 square feet of office space under a month-to-month lease with a company owned by the president of True Health, Inc. that requires monthly rentals of approximately $300. Rent expense charged to operations was $900 for the three months ended March 31, 2002 and March 31, 2001.

In March, 2002, the Company issued 400,000 shares to stock to Burkshire Capital Group, a financial consulting firm, for services in connection with management, marketing, consulting, strategic planning, corporate organization and structure, expansion of services, acquisitions and business opportunities, and arranging equity financing. The consultant is expected to assist the Company in making private placements of its stock. The services were valued at $10,000, or $0.025 per share. The amount has been recorded as prepaid expenses and will be amortized to expense, or charged against stock sale proceeds, as services are performed.

Note 4 - Going concern:
The Company has experienced losses in eight of the previous ten years. Losses amount to more than $990,000 on a cumulative basis. At March 31, 2002, current liabilities exceeded current assets by approximately $105,000, resulting in a working capital deficiency; there is also a capital deficit of the same approximate amount. Management is currently investigating alternative marketing strategies, methods, and markets, and is seeking additional outside financing and/or equity investors, but there is no assurance that management's efforts in this regard will be successful. Moreover, substantially all revenues are derived from a single product or line of products, creating a concentration of business; should the Company be unable for any reason to continue sales of the products, it would have a severe impact on the Company's business. All of the above factors create substantial doubt about the Company's ability to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company had sales of $6,336 during the first three months of 2002, versus $10,014 in the first three months of 2001. The decrease in sales during the first three months of 2002 resulting primarily from Company management's focus on raising additional equity capital and in negotiating agreements with a financial consulting firm (see below). Selling, general, and administrative expenses decreased to $8,372 from $9,189, primarily due to management emphasis on decreased expenses. Net loss increased to $3,303 from $1,140 as a result of the lower sales volume.

The Company had total assets of $21,424 on March 31, 2002, compared to $11,121 on December 31, 2001, primarily the result of an increase in prepaid expenses of $10,000.

In October 2001, the Company completed a reverse stock split whereby each ten
(10) shares of the Corporation's $0.01 par value common stock outstanding were converted into one (1) share of the Corporation's $0.01 par value common stock. Concurrently therewith, the Company's ticker symbol changed from TEHI to TRHH.

In March, 2002, the Company issued 400,000 shares to stock to Burkshire Capital Group, a financial consulting firm, for services in connection with management, marketing, consulting, strategic planning, corporate organization and structure, expansion of services, acquisitions and business opportunities, and arranging equity financing. The consultant is expected to assist the Company in making private placements of its stock. The services were valued at $10,000, or $0.025 per share. The amount has been recorded as prepaid expenses and will be amortized to expense, or charged against stock sale proceeds, as services are performed.

                           Part II - Other Information

ITEM 1 - Legal Proceedings:

None.

ITEM 2 - Changes in Securities:

In March, 2002, the Company issued 400,000 shares to stock to Burkshire Capital Group, a financial consulting firm, for services in connection with management, marketing, consulting, strategic planning, corporate organization and structure, expansion of services, acquisitions and business opportunities, and arranging equity financing. The consultant is expected to assist the Company in making private placements of its stock. The services were valued at $10,000, or $0.025 per share. The amount has been recorded as prepaid expenses and will be amortized to expense, or charged against stock sale proceeds, as services are performed.

ITEM 3 - Defaults Upon Senior Securities:

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders:

The Company had an annual shareholders meeting on August 1, 2001. A slate of officers was elected for the next year and a reverse stock split was approved.

ITEM 5 - Other Information:

This form 10-QSB includes or may include certain forward-looking statements concerning the Company's financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements in the Form 10-SB include, among others, the pace of technological change, the Company's ability to manage growth, general business and economic conditions in the Company's operating regions, and competitive and other factors, all as more fully described in the Company's Report on Form 10-SB for the period ended December 31, 2001, under Management's Discussion and Analysis of Financial Condition and Results of Operations. "Assumptions Underlying Certain Forward-Looking Statements and Factors that May Affect Future Results" and elsewhere from time to time in the Company's other SEC reports. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company would make additional updates or corrections with respect thereto or with respect to other forward-looking statements. Actual results may vary materially.

ITEM 6.  Exhibits And Reports On Form 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 True Health, Inc.
                                   -------------------------------------------
                                                   (Registrant)


Date:  5-20-02                  By:           /s/ Richard M. Stokley
      ---------                    -------------------------------------------
                                                   (Signature)
                                                Richard M. Stokley
                                                     President