Form 10QSB
period 2002-06-30
TRUE HEALTH INC
filed 2002-08-19
CIK 1110607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(x)  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  OF  THE  SECURITIES
      EXCHANGE  ACT  OF  1934

                    For  the  quarterly  period  ended  June  30,  2002
                                                        ---------------

                    Commission  file  number   0-30351
                                               -------


                                TRUE HEALTH, INC.
        (Exact name of small business issuer as specified in its charter)


                  Utah                                75-2263732
       (State  or  other  jurisdiction    (IRS  Employer  Identification  No.)
      of  incorporation or organization)

                     5 Tansey Circle, Mesquite, Texas 75149
                    (Address of principal executive offices)

                                 (972) 644-1200
                          (Issuer's telephone number)

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


     As  of  June  30,  2002,  there  were  outstanding 6,471,048 shares of True
Health,  Inc.,  Common  Stock,  par  value  $.01.

Transitional  Small  Business  Disclosure  Format  (Check  one):   Yes  No     x
                                                                   ---  --------

                                   FORM 10-QSB

                                TRUE HEALTH, INC.
                              Index to Form 10-QSB


                                     PART I



FINANCIAL  INFORMATION  (UNAUDITED)

ITEM  1.     FINANCIAL  STATEMENTS

Balance  Sheets  as  of  June  30,  2002  and  December  31,  2001

Statements  of  Income  (Loss)  for  the Six Months Ended June 30, 2002 and 2001

Statements  of  Income  (Loss)  for  the  Quarters  Ended June 30, 2002 and 2001

Statements  of  Cash  flows  for  the  Six  Months  Ended June 30, 2002 and 2001

Statements  of  Cash  flows  for  the  Quarters  Ended  June  30,  2002 and 2001

Notes  to  Financial  Statements

                                                               TRUE HEALTH, INC.
                                                                  BALANCE SHEETS
                                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                                                  JUNE 30,
                                                                     2002     DECEMBER 31,
ASSETS                                                          (UNAUDITED)      2001
                                                                ------------  ----------
  Current assets:
    Cash                                                        $       254   $     478
    Accounts receivable, trade                                          209         120
    Inventory                                                        10,846      10,523
                                                                ------------  ----------
      Total current assets                                           11,309      11,121
                                                                ------------  ----------

   Office and computer equipment, net of
      accumulated depreciation of $1,890 and $1,766                     245         369
                                                                ------------  ----------
      Total assets                                              $    11,554   $  11,490
                                                                ============  ==========


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                       $    39,111   $  28,560
    Due to related parties                                           84,676      84,463
                                                                ------------  ----------
      Total current liabilities                                     123,787     113,023
                                                                ------------  ----------

      Total liabilities                                             123,787     113,023
                                                                ------------  ----------

  Commitments and contingencies                                           -           -

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000 shares authorized,
     6,471,048 and 6,071,048 shares issued and outstanding           64,710      60,710
  Capital in excess of par value                                    830,009     824,009
  Accumulated deficit                                            (1,006,952)   (986,252)
                                                                ------------  ----------
      Total stockholders' deficit                                  (112,233)   (101,533)
                                                                ------------  ----------
      Total liabilities and stockholders' deficit               $    11,554   $  11,490
                                                                ============  ==========

The accompanying notes are an integral part of these statements.

                                                               TRUE HEALTH, INC.
                                     STATEMENTS OF LOSS FOR THE SIX MONTHS ENDED
                                                          JUNE 30, 2002 AND 2001
                                                                    (UNAUDITED)
--------------------------------------------------------------------------------

                                                               2002           2001
                                                          (UNAUDITED)   (UNAUDITED)
                                                          ------------  ------------
Sales                                                     $    12,685   $    17,737
Cost of sales                                                   2,634         3,342
                                                          ------------  ------------
  Gross profit                                                 10,051        14,395
                                                          ------------  ------------

Selling, general, and administrative expenses:
  Salaries and sales commissions                                4,031         5,722
  Research and development                                        335            29
  Depreciation                                                    124           124
  Advertising and promotion                                       218           368
  Professional fees                                            19,408         6,626
  Other                                                         6,635         9,847
                                                          ------------  ------------
    Total selling, general, and administrative expenses        30,751        22,716
                                                          ------------  ------------
    Loss from operations                                      (20,700)       (8,321)
                                                          ------------  ------------

Other income (expense):
  Interest expense                                                  -             -
                                                          ------------  ------------
    Total other income (expense)                                    -             -
                                                          ------------  ------------

Income (loss) before taxes on income                          (20,700)       (8,321)
Provision (credit) for taxes on income                              -             -
                                                          ------------  ------------
    Net income (loss)                                     $   (20,700)  $    (8,321)
                                                          ============  ============


Income (Loss) per common share, basic                     $         -   $         -
                                                          ============  ============
Weighted average number of shares outstanding               6,292,043     6,071,048
                                                          ============  ============

The accompanying notes are an integral part of these statements.

                                                               TRUE HEALTH, INC.
                                       STATEMENTS OF LOSS FOR THE QUARTERS ENDED
                                                          JUNE 30, 2002 AND 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                               2002           2001
                                                          (UNAUDITED)   (UNAUDITED)
                                                          ------------  ------------
Sales                                                     $     6,349   $     7,723
Cost of sales                                                   1,367         1,377
                                                          ------------  ------------
  Gross profit                                                  4,982         6,346
                                                          ------------  ------------

Selling, general, and administrative expenses:
  Salaries and sales commissions                                1,662         2,707
  Research and development                                        274             -
  Depreciation                                                     62            62
  Advertising and promotion                                       132            51
  Professional fees                                            16,828         4,820
  Other                                                         3,421         5,887
                                                          ------------  ------------
    Total selling, general, and administrative expenses        22,379        13,527
                                                          ------------  ------------
    Loss from operations                                      (17,397)       (7,181)
                                                          ------------  ------------

Other income (expense):
  Interest expense                                                  -             -
                                                          ------------  ------------
    Total other income (expense)                                    -             -
                                                          ------------  ------------

Income (loss) before taxes on income                          (17,397)       (7,181)
Provision (credit) for taxes on income                              -             -
                                                          ------------  ------------
    Net income (loss)                                     $   (17,397)  $    (7,181)
                                                          ============  ============


Income (Loss) per common share, basic                     $         -   $         -
                                                          ============  ============
Weighted average number of shares outstanding               6,471,048     6,071,048
                                                          ============  ============

The accompanying notes are an integral part of these statements.

                                                               TRUE HEALTH, INC.
                               STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                                          JUNE 30, 2002 AND 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     2002          2001
                                                               (UNAUDITED)   (UNAUDITED)
                                                               ------------  ------------
Cash flows from operating activities:
   Net income (loss)                                           $   (20,700)  $    (8,321)

  Adjustments to reconcile net income to cash provided (used)
    by operating activities:
      Depreciation                                                     124           124
      Changes in operating assets and liabilities:
        Accounts receivable, trade                                     (89)         (294)
        Inventory                                                     (323)       (2,988)
        Accounts payable and accrued expenses                       10,551         6,262
        Stock issued for services                                   10,000             -
                                                               ------------  ------------
        Net cash flows from by operating activities                   (437)       (5,217)
                                                               ------------  ------------

Cash flows from investing activities:                                    -             -
                                                               ------------  ------------
        Net cash flows from investing activities                         -             -
                                                               ------------  ------------

Cash flows from financing activities:
  Stock issued for services                                         10,000             -
  Less, Amount recognized as operating expenses                    (10,000)            -
  Advances from related parties                                        213         4,809
                                                               ------------  ------------
        Net cash flows from financing activities                       213         4,809
                                                               ------------  ------------

        Net increase (decrease) in cash and cash equivalents          (224)         (408)

Cash and cash equivalents:
  Beginning of period                                                  478         1,280
                                                               ------------  ------------
  End of period                                                $       254   $       872
                                                               ============  ============


Supplemental cash flow disclosures:
  Cash paid for interest                                       $         -   $         -
  Noncash investing and financing activities:
    Stock issued for services                                       10,000             -

The accompanying notes are an integral part of these statements.

                                                               TRUE HEALTH, INC.
                                 STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED
                                                          JUNE 30, 2002 AND 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   2002        2001
    (UNAUDITED)                                                (UNAUDITED)
                                                               ------------  --------

Cash flows from operating activities:
   Net income (loss)                                           $   (17,397)  $(7,181)

  Adjustments to reconcile net income to cash provided (used)
    by operating activities:
      Depreciation                                                      62        62
      Changes in operating assets and liabilities:
        Accounts receivable, trade                                     (89)     (294)
        Inventory                                                       51      (883)
        Accounts payable and accrued expenses                        6,878     7,363
        Stock issued for services                                   10,000         -
                                                               ------------  --------
        Net cash flows from by operating activities                   (495)     (933)
                                                               ------------  --------

Cash flows from investing activities:                                    -         -
                                                               ------------  --------
        Net cash flows from investing activities                         -         -
                                                               ------------  --------

Cash flows from financing activities:
  Stock issued for services                                              -         -
  Less, Amount recognized as operating expenses                          -         -
  Advances from related parties                                        649     1,226
                                                               ------------  --------
        Net cash flows from financing activities                       649     1,226
                                                               ------------  --------

        Net increase (decrease) in cash and cash equivalents           154       293

Cash and cash equivalents:
  Beginning of period                                                  100       579
                                                               ------------  --------
  End of period                                                $       254   $   872
                                                               ============  ========


Supplemental cash flow disclosures:
  Cash paid for interest                                       $         -   $     -
  Noncash investing and financing activities:
    Stock issued for services                                            -         -

The accompanying notes are an integral part of these statements.

                                TRUE HEALTH, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE  1  -  BASIS  OF  PRESENTATION:

The financial statements include the accounts of True Health, Inc. The Balance Sheets as of June 30, 2002 and December 31, 2001, the Statements of Loss for the six months quarters ended June 30, 2002 and 2001, and the Statements of Cash Flows for the six months and quarters ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2002 and 2001 and for the six months and quarters then ended. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position of operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (SEC) on or about April 15, 2002.

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

NOTE  3  -  AGREEMENT  WITH  BURKSHIRE:

In March, 2002, the Company issued 400,000 shares to stock to Burkshire Capital Group, a financial consulting firm, for services in connection with management, marketing, consulting, strategic planning, corporate organization and structure, expansion of services, acquisitions and business opportunities, and arranging equity financing. The consultant was expected to assist the Company in making private placements of its stock. The services were valued at $10,000, or $0.025 per share. Burkshire's efforts were unsuccessful. Therefore, amount of $10,000, which was originally recorded as prepaid expenses during the quarter ended March 31, 2002, was charged to expense during the quarter ended June 30, 2002.

NOTE  4  -  GOING  CONCERN:

The Company has experienced losses in eight of the previous ten years. Losses amount to more than $1,000,000 on a cumulative basis. At June 30, 2002, current liabilities exceeded current assets by approximately $112,000, resulting in a working capital deficiency; there is also a capital deficit of the same approximate amount. Management is currently investigating alternative marketing strategies, methods, and markets, and is seeking additional outside financing and/or equity investors, but there is no assurance that management's efforts in this regard will be successful. Moreover, substantially all revenues are derived from a single product or line of products, creating a concentration of business; should the Company be unable for any reason to continue sales of the products, it would have a severe impact on the Company's business. All of the above factors create substantial doubt about the Company's ability to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

The Company had year-to-date sales of $12,685 for 2002, versus $17,737for the same period of 2001. During the quarter ended June 30, 2002, sales were down $1,374 from the preceding year. The decrease in sales resulted primarily from Company management's focus on raising additional equity capital and in negotiating agreements with a financial consulting firm (see below). Year-to-date selling, general, and administrative expenses increased to $30,751 from $22,716, primarily due to consulting fees paid to Burkshire Capital Group. Year-to-date net loss increased to $20,700 from $8,321, and the loss for the quarter ended June 30, 2002 increased to $17,397 from $7,181.

The Company had total assets of $11,554 at June 30, 2002, compared to $11,490 at December 31, 2001, an insignificant change.

In  October  2001,  the Company completed a reverse stock split whereby each ten
(10) shares of the Corporation's $0.01 par value common stock outstanding were converted into one (1) share of the Corporation's $0.01 par value common stock. Concurrently therewith, the Company's ticker symbol changed from TEHI to TRHH.

In March, 2002, the Company issued 400,000 shares to stock to Burkshire Capital Group, a financial consulting firm, for services in connection with management, marketing, consulting, strategic planning, corporate organization and structure, expansion of services, acquisitions and business opportunities, and arranging equity financing. The consultant was expected to assist the Company in making private placements of its stock. The services were valued at $10,000, or $0.025 per share. Burkshire's efforts were unsuccessful. Therefore, amount of $10,000, which was originally recorded as prepaid expenses during the quarter ended March 31, 2002, was charged to expense during the quarter ended June 30, 2002.

                           PART II - OTHER INFORMATION

ITEM  1  -  Legal  Proceedings:

None.

ITEM  2  -  Changes  in  Securities:

In March, 2002, the Company issued 400,000 shares to stock to Burkshire Capital Group, a financial consulting firm, for services in connection with management, marketing, consulting, strategic planning, corporate organization and structure, expansion of services, acquisitions and business opportunities, and arranging equity financing. The consultant was expected to assist the Company in making private placements of its stock. The services were valued at $10,000, or $0.025 per share. Burkshire's efforts were unsuccessful. Therefore, amount of $10,000, which was originally recorded as prepaid expenses during the quarter ended March 31, 2002, was charged to expense during the quarter ended June 30, 2002.


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


                                        TRUE  HEALTH,  INC.
                                        -------------------
                                        (Registrant)


    Date: _________________    By:___________________________________________
                                        (Signature)
                                        Richard  M.  Stokley
                                        President