Form 10QSB
period 2002-09-30
TRUE HEALTH INC
filed 2002-11-19
CIK 1110607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002
                               ------------------


Commission file number   0-30351
                         -------


     TRUE HEALTH, INC. (Exact name of small business issuer as specified in its charter)


Utah                                                            75-2263732
(State or other jurisdiction
of incorporation or                           (IRS Employer Identification No.)
organization)

    5 Tansey Circle, Mesquite, Texas 75149
(Address of principal executive offices)

    (972) 644-1200
(Issuer's  telephone number)
     Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01 Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

    As of September 30, 2002, there were outstanding 6,545,548 shares of True Health, Inc., Common Stock, par value $.01.

    Transitional Small Business Disclosure Format (Check one):Yes    No     x
                                                              ------ --------

                                   FORM 10-QSB

                                TRUE HEALTH, INC.
                              Index to Form 10-QSB


                                     PART I



FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2002 and December 31, 2001

Statements of Income (Loss) for the Nine Months
   Ended September 30, 2002 and 2001

Statements of Income (Loss) for the Quarters Ended September 30, 2002 and 2001

Statements of Cash flows for the Nine Months Ended September 30, 2002 and 2001

Statements of Cash flows for the Quarters Ended September 30, 2002 and 2001

Notes to Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                     PART II
OTHER INFORMATION
Item 1

SIGNATURES

                                TRUE HEALTH, INC
                                 Balance Sheets
              September 30, 2002 (unaudited) and December 31, 2001


                                                                September 30,            December 31,
                                                                2002                    2001

ASSETS
  Current assets:
    Cash                                                                 $207                    $478
    Accounts receivable, trade                                            209                     120
    Inventory                                                          10,499                  10,523
                                                                   ----------              ----------
    Total current assets                                               10,915                  11,121
                                                                   ----------              ----------

  Office and computer equipment, net
    of accumulated depreciation of
    $1,952 and $1,766                                                     183                     369
                                                                   ----------              ----------
    Total assets                                                      $11,098                 $11,490
                                                                   ==========              ==========

LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                             $44,369                 $28,560
    Due to related parties                                             82,876                  84,463
                                                                   ----------              ----------
    Total current liabilities                                         127,245                 113,023
                                                                   ----------              ----------
    Total liabilities                                                 127,244                 113,023
                                                                   ----------              ----------

  Commitments and contingencies                                             -                       -

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    6,545,548 and 6,071,048 shares
    issued and outstanding                                             65,466                  60,710
  Capital in excess of par value                                      831,509                 824,009
  Accumulated deficit                                              (1,013,111)               (986,252)
                                                                    ---------               ---------
    Total stockholders' deficit                                      (116,147)               (101,533)
                                                                    ---------               ---------
    Total liabilities and stockholders'
      Deficit                                                         $11,098                 $11,490
                                                                    =========               =========





The accompanying notes are an integral part of these statements.

                                TRUE HEALTH, INC.
                  Statements of Loss For The Nine Months Ended
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                                  2001                  2002
                                                                  (Unaudited)             (Unaudited)
Sales                                                                 $21,004                 $24,397
Cost of sales                                                           4,181                   4,521
                                                                    ---------               ---------
  Gross profit                                                         16,823                  19,876

Selling, general and administrative
  Expenses                                                             43,937                  31,796
                                                                    ---------               ---------
  Loss from operations                                                (27,114)                (11,920)

Other income                                                              255                     262
                                                                    ---------               ---------
  Income (loss) before taxes on income                                (26,859)                (11,658)

Provision for taxes on income                                               -                       -
                                                                    ---------               ---------
  Net income (loss)                                                  ($26,859)               ($11,658)
                                                                    =========               =========

Income (loss) per common share, basic                                 (0.00)                  (0.00)
                                                                    =========               =========
Weighted average number of shares
  Outstanding                                                       6,362,968               6,071,048
                                                                    =========               =========














The accompanying notes are an integral part of these statements.

                                TRUE HEALTH, INC.
                    Statements of Loss For The Quarters Ended
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                                  2001                  2002
                                                                  (Unaudited)             (Unaudited)

Sales                                                                  $8,319                  $6,660
Cost of sales                                                           1,547                   1,179
                                                                    ---------               ---------
  Gross profit                                                          6,772                   5,481

Selling, general and administrative
  Expenses                                                             13,186                   9,080
                                                                    ---------               ---------
  Loss from operations                                                 (6,414)                 (3,599)

Other income                                                              255                     262
                                                                    ---------               ---------
  Income (loss) before taxes on income                                 (6,159)                 (3,337)

Provision for taxes on income                                               -                       -
                                                                    ---------               ---------
  Net income (loss)                                                   ($6,159)                ($3,337)
                                                                    =========               =========

Income (loss) per common share, basic                                  (0.00)                 (0.00)
                                                                    =========               =========
Weighted average number of shares
  Outstanding                                                       6,502,505               6,071,048
                                                                    =========               =========












The accompanying notes are an integral part of these statements.

                                TRUE HEALTH, INC.
               Statements of Cash Flows For The Nine Months Ended
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                                  2001                  2002
                                                                  (Unaudited)             (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                  ($26,859)               ($11,658)
  Adjustments to reconcile net income
    to cash provided (used) by
    operating activities:
      Depreciation                                                        186                     185
      Changes in operating assets and
        liabilities:
          Accounts receivable, trade                                      (89)                      -
          Inventory                                                        24                  (2,456)
          Accounts payable and accrued
            Expenses                                                   15,809                   7,358
          Stock issued for services                                    12,500                       -
          Return and cancellation of
            stock issued in prior years
            for services                                                 (255)                      -
                                                                    ---------               ---------
  Cash flows from operating activities                                  1,316                  (6,571)
                                                                    ---------               ---------

Cash flows from investing activities                                        -                       -
                                                                    ---------               ---------

Cash flows from financing activities:
  Stock issued for services                                            12,500                       -
  Less, Amount recognized as operating
    Expenses                                                          (12,500)                      -
  Advances from related parties                                        (1,587)                  5,559
                                                                    ---------               ---------
  Cash flows from financing activities                                 (1,587)                  5,559
                                                                    ---------               ---------
Net increase (decrease) in cash and
  cash equivalents                                                       (271)                 (1,012)

Cash and cash equivalents:
  Beginning of period                                                     478                   1,280
                                                                    ---------               ---------
  End of period                                                          $207                    $268
                                                                    =========               =========
Supplemental cash flow disclosures:
  Cash paid for interest                                                    -                       -
  Noncash investing and financing activities:
    Stock issued for services                                         $12,500                       -





The accompanying notes are an integral part of these statements.

                                TRUE HEALTH, INC.
                 Statements of Cash Flows For The Quarters Ended
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                                  2001                  2002
                                                                  (Unaudited)             (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                   ($6,159)                ($3,337)
  Adjustments to reconcile net income
    to cash provided (used) by
    operating activities:
      Depreciation                                                         62                      61
      Changes in operating assets and
        liabilities:
          Accounts receivable, trade                                        -                     294
          Inventory                                                       347                    (532)
          Accounts payable and accrued
            Expenses                                                    5,258                   1,096
          Stock issued for services                                     2,500                       -
          Return and cancellation of
            stock issued in prior years
            for services                                                 (255)                      -
                                                                    ---------               ---------
  Cash flows from operating activities                                  1,753                  (1,354)
                                                                    ---------               ---------

Cash flows from investing activities                                        -                       -
                                                                    ---------               ---------

Cash flows from financing activities:
  Stock issued for services                                             2,500                       -
  Less, Amount recognized as operating
    Expenses                                                           (2,500)                      -
  Advances from related parties                                        (1,800)                    750
                                                                    ---------               ---------
  Cash flows from financing activities                                 (1,800)                    750
                                                                    ---------               ---------
Net increase (decrease) in cash and
  cash equivalents                                                        (47)                   (604)

Cash and cash equivalents:
  Beginning of period                                                     254                     872
                                                                    ---------               ---------
  End of period                                                          $207                    $268
                                                                    =========               =========
Supplemental cash flow disclosures:
  Cash paid for interest                                                    -                       -
  Noncash investing and financing activities:
    Stock issued for services                                          $2,500                       -





The accompanying notes are an integral part of these statements.

                                TRUE HEALTH, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:
The financial statements include the accounts of True Health, Inc. The Balance Sheets as of September 30, 2002 and December 31, 2001, the Statements of Loss for the nine months quarters ended September 30, 2002 and 2001, and the Statements of Cash Flows for the nine months and quarters ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2002 and 2001 and for the nine months and quarters then ended. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position of operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (SEC) on or about April 15, 2002.

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

Note 4 - Going concern:
The Company has experienced losses in eight of the previous ten years. Losses amount to more than $1,000,000 on a cumulative basis. At September 30, 2002, current liabilities exceeded current assets by approximately $116,000, resulting in a working capital deficiency; there is also a capital deficit of the same approximate amount. Management is currently investigating alternative marketing strategies, methods, and markets, and is seeking additional outside financing and/or equity investors, but there is no assurance that management's efforts in this regard will be successful. Moreover, substantially all revenues are derived from a single product or line of products, creating a concentration of business; should the Company be unable for any reason to continue sales of the products, it would have a severe impact on the Company's business. All of the above factors create substantial doubt about the Company's ability to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The company had year-to-date sales of $21,004 for the nine months ending September 30, 2002, versus $24,397 for the same period of 2001. During the quarter ended September 30, 2002, sales were down $1,659 from the preceding year. The decrease in sales resulted primarily from Company management's focus on raise additional equity capital and in negotiating agreements with a financial consulting firm (see below). Year-to-date selling, general, and administrative expenses increased to $43,937 from $31,796, primarily due to consulting fees paid to Burkshire Capital Group. Year-to-date net loss increased to $27,114 from $11,920, and the loss for the quarter ended September 30, 2002 increased to $6,414 from $3,599.

The Company had total assets of $11,098 at June 30, 2002, compared to $11,490 at December 31, 2001, an insignificant change.

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

During the quarter ended September 30, 2002 shareholders returned 25,500 shares of common stock which had been issued for services rendered. The shares were canceled. The transaction was recorded at the par value of the shares issued, or $ 255, and was credited to other income.

Also during the third quarter the company issued common stock to one of the former directors of the company for services rendered. A total of 100,000 shares valued at $.025 per share, or $2,500, were issued, and charged to expense.

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

During the quarter ended September 30, 2002 shareholders returned 25,500 shares of common stock which had been issued for services rendered. The shares were canceled. The transaction was recorded at the par value of the shares issued, 0r $ 255, and was credited to other income.

Also during the third quarter the company issued common stock to one of the former directors of the company for services rendered. A total of 100,000 shares valued at $.025 per share, or $2,500, were issued, and charged to expense.

ITEM 3 - Defaults Upon Senior Securities:

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders:

The Company had an annual shareholders meeting on August 1, 2002. A slate of officers was elected for the next year and a reverse stock split was approved.

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

True Health, Inc.
-----------------
(Registrant)


Date:  November 19,200s

By:  /s/ Richard M. Stokley, President
          (Signature)
Richard M. Stokley,
President

                                  CERTIFICATION

I, Richard M. Stokley, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of True Health, Inc.,

a. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

3. I am responsible for the establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  November 19, 2002




         By:   /s/ Richard M. Stokley
         (signature)
         Richard M. Stokley
         President