Form 10KSB
period 2002-12-31
TRUE HEALTH INC
filed 2003-04-15
CIK 1110607

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                               UNITED STATES
                                FORM 10-KSB
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934
                    FOR THE FISCAL YEAR ENDED December 31, 2002
                                     OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                       COMMISSION FILE NUMBER: 000-30351

                           TRUE HEALTH, INC.
         (Exact name of registrant as specified in its charter)

                                  Utah
     (State or other jurisdiction of incorporation or organization)

                               75-2263732
                  (IRS Employer Identification Number)


                   Richard M. Stokley, Chairman & CEO
                           True Health, Inc.
                            5 Tansey Circle
                         Mesquite, Texas 75149
                           (Name and address)

                             (972) 644-1200
                (Telephone number, including area code)
     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                   None

        Securities registered pursuant to Section 12(g) of the Exchange Act:
                      COMMON STOCK, PAR VALUE $.01 PER SHARE
                                 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant's revenue for its most recent fiscal year: $25,790.

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates as of April 15, 2003, based on the average bid and asked price of the common stock as reported on April 15, 2003 on the OTC Bulletin Board, was: $270,402.

As of April 15, 2003, there were 258,393 shares of the Registrant's common stock outstanding.

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

In 2002, True Health, Incorporated offered a single product called `True Health'
 which comes in a couplet presentation: 1) a nutritional supplement containing a safe, full spectrum, balanced slate of vitamins, minerals, amino acids and fiber uniquely combined into a powder form, which when mixed with water produces a tasty nutritional drink. And 2) oil based essential fatty acid capsules containing Gamma linolenic acid (GLA), Eicosapentaenoic acid (EPA) and Vitamin E. These components of essential fatty acids, often referred to as omega-chain fatty acids, are now believed by many medical research groups to help regenerate the human body's immune system through refortification of prostaglandins.

As of December 31, 2002, the Company has transferred to Richard Stokley the rights to the product as partial consideration for extinguishing the debt the Company owed him.

EMPLOYEES

At fiscal year end, True Health, Inc. had three part time employees. Richard Stokley, President devoted such time as is necessary to the Company's affairs. Ann Stokley handles office affairs and accounting. Richard Stokley, Jr. handles manufacturing and is in charge of shipping product. Earl Milton also does part time accounting. For years 1997 through 1999, Richard Stokley, Ann Stokley, and Earl Milton contributed their services and were not paid a salary. In previous years they were paid by salary or issuance of common stock. For the year ended December 31, 2002, the Company accrued, but did not pay, salaries of $5,000.00. It is anticipated that this amount may be paid in a future year either in cash or by the issuance of common stock.




TRADEMARK

The company holds a trademark on the name TRUE HEALTH, INC. and accompanying logo.

ITEM 2.  DESCRIPTION OF PROPERTY

None.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters put to a vote of the shareholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of the common stock through December 31, 2002, as reported by the National
Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.


         Fiscal Year Ending December 31, 2001           High              Low
                  1/st/ Quarter                         $.50             $.11
                  2/nd/ Quarter                         $.15             $.095
                  3/rd/ Quarter                         $.10             $.06
                  4/th/ Quarter                         $.10             $.07

         Fiscal Year Ending December 31, 2002           High              Low
                  1/st/ Quarter                          $.20             $.06
                  2/nd/ Quarter                          $.14             $.045
                  3/rd/ Quarter                          $.07             $.045
                  4/th/ Quarter                           $.05             $.03


STOCKHOLDERS

As of December 31, 2002, the Company had 1,032 shareholders of record.

DIVIDENDS

The Company has never paid any dividends.

DESCRIPTION OF SECURITIES.

The par or stated value of the security:    $0.01

RECENT SALES OF UNREGISTERED SECURITIES.

On November 13, 2002 the Company sold 1,200,000 common shares to an investor for $25,995.

OTHER UNREGISTERED SECURITIES TRANSACTIONS,

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

During the quarter ended September 30, 2002, shareholders returned 25,500 shares of common stock which had been issued for services rendered. The shares were canceled. The transaction was recorded at the par value of the shares issued, or $ 255, and was credited to other income.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data



                                Fiscal Years Ended December 31,

                   ------------------------------------------------------------
                        2002         2001        2000           1999        1998
                   ------------------------------------------------------------

Total assets           $868        11,490      10,586        12,777       11,562
Long term debt          -0-           -0-         -0-           -0-          -0-
Preferred stock         -0-           -0-         -0-           -0-          -0-

Net revenue          $25,790       31,006      30,578         35,849      42,928
Net income (loss)   ($46,288)     (15,167)    (21,699)         5,567    (28,669)
Loss per share         (0.00)       (0.00)      (0.00)          0.00      (0.00)


         During the five year period ended December 31, 2002 there were no changes in accounting methods.

The Company had sales of $25,790 in 2002, a decrease of $5,216 from 2001. Selling, general, and administrative expenses increased to $66,444 in 2002, from $40,302 in 2,001. This increase in selling, general and administrative expenses is primarily due to travel necessary for the execution of the business.

The Company had total assets of $868, with no significant investment in property and equipment, as compared to $11,490 in 2001. The
Company had current liabilities of $20,449 in 2002, and a working capital deficit of approximately $19,581 in 2002 and $102,000 in 2001.

The Company expects that cash requirements for operations will be provided by seeking investment capital and the sale of stock.
However, there can be no assurance that these activities will, in fact, provide the necessary working capital for operations.

Effective February 24, 2003, the Company effected a 1 for 65 reverse split of its common stock, under which each shareholder received
1 new share of stock for each 65 formerly held. The reverse split has been retroactively presented in the accompanying financial statements.

ITEM 7.  FINANCIAL STATEMENTS

Audited financial statements as of December 31, 2002 and 2001 and for the two years then ended are attached.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The name, title and term of the executive officers and members of the Board of
Directors:

Richard M. Stokley, President, Vice-President and Director. Age 70. Term ends 7/2003. Earl D. Milton, Secretary, Treasurer and Director. Age 78. Term ends 7/2003.

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

ITEM 10. EXECUTIVE COMPENSATION

No executive of the company was paid during 2002, 2001 or 2000. Prior to this time executives were paid by issuance of common stock or salary. As indicated above, the Company accrued, but did not pay, salary for
 Richard M. Stokley in the amount of $5,000. It is anticipated that this amount may be paid in a future year either in cash or by the issuance of common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth, as of December 31, 2002, the stock ownership of each Person known by the Company to be the beneficial owner of five percent or more of the Company's common stock. Unless otherwise indicated, each person has beneficial voting and investment power with respect to the shares owned.

Name/Address of Beneficial Owner    Number of Shares        Percentage of Total

Richard M. Stokley                      139,334                           53.9
   5 Tansey Circle
   Mesquite, Texas 75149

Earl D. Milton                           16,244                            6.3
   3795 Waldorf
  Dallas, Texas 75229

Effective February 24, 2003, the Company effected a 1 for 65 reverse split of its common stock, under which each shareholder received
1 new share of stock for each 65 formerly held. The reverse split has been retroactively presented in the accompanying financial statements. The above shares are stated on a post reverse split basis.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At November 13, 2002, certain shareholders had advanced the Company $87,131. This amount has been satisfied by issuing to Richard
Stokley, Richard Stokley, Jr., and Earl Milton a total of 9,000,000 unregistered common shares of the company.

During 2002, the Company occupied approximately 500 square feet of office space under a month to month lease with a company owned by the president of True Health, Inc. that requires monthly rentals of approximately $300. Rent expense charged to operations was $3,600 for both 2002 and 2001.

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

                                                          True Health, Inc.
                                                        ----------------------
                                                            (Registrant)


Date:  April 15, 2003             By:  /s/ Richard M. Stokley
                                                        ------------------------
                                                        (Signature)
                                                        Richard M. Stokley
                                                        President



                                     TRUE HEALTH, INC.
                      INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                                      REQUIRED BY ITEM 1




A.       Financial statements

         Report of independent certified public accountants

         Balance sheet, December 31, 2002

         Statements of income (loss) for the years ended
              December 31, 2002 and 2001

         Statements of stockholders' deficit for the years ended
              December 31, 2002 and 2001

         Statements of cash flows for the years ended
              December 31, 2002 and 2001

         Notes to financial statements


B.       Financial statement schedules

Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.



         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
Of True Health, Inc.

We have audited the  accompanying  balance sheet of True Health,  Inc. (a Utah corporation) as of December 31, 2002, and the related statements of income (loss), stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance  with U.S.  generally  accepted  auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of True
Health, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency.
These conditions raise substantial doubt about the Company's  ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                                     BATEMAN & CO., INC., P.C.

Houston, Texas
April 12, 2003



                                                                                                           TRUE HEALTH, INC.
                                                                                                               Balance Sheet
                                                                                                           December 31, 2002
--------------------------------------------------------------------------------- -------------------------------------------
                                                                                                                        2002
                                                                                        -------------------------------------
ASSETS
Current assets:
  Cash                                                                                                              $    868
                                                                                        -------------------------------------

                                                                                        -------------------------------------
    Total current assets                                                                                            $    868
                                                                                        =====================================


LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                                                                           $   10,449
  Due to related parties                                                                                              10,000
                                                                                        -------------------------------------
    Total current liabilities                                                                                         20,449
                                                                                        -------------------------------------

Commitments and contingencies                                                                                              -

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000 shares authorized
    258,393 shares issued and outstanding                                                                              2,584
  Capital in excess of par value                                                                                   1,010,375
  Accumulated deficit                                                                                            (1,032,540)
                                                                                        -------------------------------------
    Total stockholders' deficit                                                                                     (19,581)
                                                                                        -------------------------------------
                                                                                                                    $    868
                                                                                        =====================================


                                                                                                           TRUE HEALTH, INC.
                                                                                                 Statements of Income (Loss)
                                                                              For The Years Ended December 31, 2002 and 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 2002                   2001
                                                                                  --------------------   --------------------

Income from continuing operations                                                             $     -                $     -

Discontinued operations:
   (Loss) from discontinued operations                                                       (46,288)               (15,167)

                                                                                  --------------------   --------------------
    Net income (loss)                                                                     $  (46,288)            $  (15,167)
                                                                                  ====================   ====================


Income (Loss) per common share, basic
                                                                                   $
     Continuing operations                                                        -                                  $     -

     Discontinued operations                                                      0.40                                  0.17
                                                                                  --------------------   --------------------
                                                                                   $           (0.40)             $   (0.16)
                                                                                  ====================   ====================

                                                                                  ====================   ====================
Weighted average number of shares outstanding                                               117,177                   93,400
                                                                                  ====================   ====================



                                                                                                          TRUE HEALTH, INC.
                                                                                        Statements of Stockholders' Deficit
                                                                             For The Years Ended December 31, 2002 and 2001
----------------------------------------- ----------------------------------------------------------------------------------


                                                                          Additional
                                                          Common Stock                        Paid In         Accumulated
                                          ----------------------------------------------
                                             Shares        Amount          Capital            Deficit            Total
                                          ------------- -------------- ----------------- ------------------ ----------------
Balances, December 31, 2000
                                                         $              $
  As previously reported                     6,071,048  60,710         824,009            $      (971,085)   $    (86,366)
  Effect of 1 for 65 reverse

     split                                 (5,977,647)       (59,776)            59,776                                   -
                                          ------------- -------------- ----------------- ------------------ ----------------
  As restated                                   93,401            934           883,785          (971,085)         (86,366)


Net loss                                  -             -                             -           (15,167)         (15,167)
                                          ------------- -------------- ----------------- ------------------ ----------------
Balances, December 31, 2001                     93,401            934           883,785          (986,252)        (101,533)

Stock issued for services and

  for payment of debt                          146,153          1,462           101,038  -                          102,500

Stock issued for cash                           19,231            192            25,803  -                           25,995
Return and cancellation of shares

   issued in  prior years for services           (392)            (4)  (251)             -                            (255)

Net loss                                  -             -              -                          (46,288)         (46,288)
                                          ------------- -------------- ----------------- ------------------ ----------------
                                                         $
Balances, December 31, 2002                    258,393  2,584           $    1,010,375    $   (1,032,540)    $    (19,581)
                                          ============= ============== ================= ================== ================

                                                                                                             TRUE HEALTH, INC.
                                                                                                      Statements of Cash Flows
                                                                                For The Years Ended December 31, 2002 and 2001
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                  2002                    2001
                                                                                  ---------------------    --------------------
Cash flows from operating activities:
   Net income (loss)                                                                      $   (46,288)            $   (15,167)

  Adjustments to reconcile net income to cash provided (used) by operating activities:

         Depreciation                                                                              247                     246

         Stock issued for services                                                              25,004                       -
         Return and cancellation of shares issued in prior years

           for services                                                                          (255)                       -
         Changes in current assets and liabilities:

           Accounts receivable, trade                                             120                      (120)

           Inventory                                                                             1,010                 (1,832)

           Accounts payable and accrued expenses                                              (18,111)                  10,664
                                                                                  ---------------------    --------------------

        Net cash flows from operating activities                                              (38,273)                 (6,209)
                                                                                  ---------------------    --------------------


Cash flows from investing activities:                                                                -                       -
                                                                                  ---------------------    --------------------

        Net cash flows from investing activities                                                     -                       -
                                                                                  ---------------------    --------------------

Cash flows from financing activities:

   Proceeds from sale of common stock                                                           25,995                       -

   Stock issued for services                                                                    25,004                       -

   Less, Amount recognized as operating expenses                                              (25,004)                       -

   Stock issued for payment of debt                                                             77,500                       -

   Advances from related parties                                                              (74,463)                   5,407
   Less, Assets conveyed to Company's President as reduction
             in advances from related parties:

               Property and equipment                                                              122                       -

               Inventory                                                                         9,513                       -
                                                                                  ---------------------    --------------------

        Net cash flows from financing activities                                  38,667                   5,407
                                                                                  ---------------------    --------------------


        Net increase (decrease) in cash and cash equivalents                      394                      (802)

Cash and cash equivalents:

  Beginning of year                                                               478                      1,280
                                                                                  ---------------------    --------------------
                                                                                   $                        $
  End of year                                                                     872                      478
                                                                                  =====================    ====================


Supplemental cash flow disclosures:
  Cash paid for interest                                                                      $      -                $      -

  Cash paid for income taxes                                                                         -                       -
  Non-cash financing and investing activities:

      Stock issued for services                                                   25,004                   -

      Stock issued for payment of debt                                            77,500                                     -
      Assets conveyed to Company's President as reduction
        in advances from related parties:

          Property and equipment                                                                   122                       -

          Inventory                                                                              9,513                       -



Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company's organization and significant accounting policies:
         Nature of  operations  and basis of  presentation  - The Company is a Utah  corporation  that was engaged in the marketing of nutrition  supplement/meal  replacement  products through  December 31, 2002, under the brand name True
         Health.  Substantially all of its revenues were derived from these  products.  The products are  distributed  from the
         Company's  facilities in Texas to customers throughout the world.

         As indicated below, the Company discontinued its health products business effective December 31, 2002.

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

         Provision  for  doubtful  accounts - The  Company  provides  an  allowance  for  doubtful  accounts  when,  in the opinion of management,  collectibility  has been  impaired.  The allowance is computed  based on past  experience.
         Because a substantial portion of sales are paid with cash or credit card  payment at the time of sale,  the Company  has not  incurred  any bad debt losses in recent years.  Accordingly, no allowance was deemed necessary by management at
         December 31, 2002 or 2001.

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

         Advertising - The Company expenses  advertising costs as incurred.  Advertising  expenses  approximated $300 (2002)
         and $1,500 (2001).

         Fair value of financial  instruments  and derivative  financial  instruments - The Company has adopted FASB  Statement
         Number119,  Disclosure  About  Derivative  Financial  Instruments and Fair Value of Financial  Instruments.  The carrying amounts of cash, accounts  receivable,  accounts payable and accrued expenses,  and due to related parties approximate fair value because of the short  maturity of these items.  These fair value  estimates  are  subjective in nature and involve  uncertainties  and matters  of  significant  judgment,  and,  therefore,  cannot be  determined  with precision.  Changes in  assumptions  could significantly affect these estimates.  At December 31, 2002 and 2001, the
         Company had no derivative financial instruments.

Note 2 - Discontinued operations:
As  indicated  below,  the Company  entered  into an  agreement  with its  President to allow him and his family to continue its health products  business after December 31, 2002, and conveyed  certain  operating  assets to them as a partial  reduction of amounts owed to them by the Company.  Accordingly,  such  operations  have been  reflected as  discontinued  operations in the accompanying  financial statements.  Following is a summary of the operations for the two years ended December 31, 2002:
                                                                                     December 31,
                                                                                      2002             2001
                                                                           ---------------- ----------------
                                                                           ---------------- ----------------
      Sales                                                                       $25,790          $31,006
      Cost of sales                                                                 5,889            6,138
                                                                           ---------------- ----------------
                                                                           ---------------- ----------------
        Gross profit                                                               19,901           24,868
      Selling, general and administrative expense                                  66,444           40,302
                                                                           ---------------- ----------------
                                                                           ---------------- ----------------
        Loss from operations                                                      (46,543)         (15,434)
      Other income                                                                    255              267
                                                                           ---------------- ----------------
                                                                           ---------------- ----------------
        Loss before taxes on income                                               (46,288)         (15,167)
      Provision (credit) for Federal income tax                                        -                -
                                                                           ---------------- ----------------
                                                                           ---------------- ----------------
        Loss from discontinued operations                                        ($46,288)        ($15,167)
                                                                           ================ ================
                                                                           ================ ================

Note 3 - Regulatory agency matters:
Various  agencies of the U.S.  government  have broad  powers over  manufacturers  and sellers of  foodstuffs  and drugs under various Federal and state statutes and regulations.  Such powers may be exercised by the authorities in instances of noncompliance,  and under certain  circumstances  may include  extreme  measures,  including the destruction of inventory, monetary fines,  issuing of cease and desist orders,  or even closing of a noncomplying  enterprise.  In 1991, the Company entered into a formal  agreement with the Federal Trade  Commission  under  which  the  Company  agreed  not to make,  directly or by  implication,  any oral or  written  statement  or representation that its products can cure or cause HIV disease to be cured, go into remission,  become HIV negative,  or be alleviated. Although the formal agreement remained in effect at December
31, 2002, management believes it is in compliance with its provisions.

As indicated  herein,  the Company  discontinued  its health products  business  effective  December 31, 2002.  Therefore, the Company believes it will have no further liability after this date under this agreement.

Note 4 - Reverse split in common stock:
Effective February 18, 2003, the Company effected a 1 for 65 reverse split of its common stock,  under which each shareholder received 1 new share of stock for each 65  formerly  held.  The 1 for 65 reverse  split has been  retroactively  presented in the  accompanying financial statements.

Previously  in October,  2001,  the Company had effected a 1 for 10 reverse  split of its common  stock,  under which each shareholder received 1 new share of stock for each 10 formerly held.

Note 5 - Inventories and research activities:
Inventories consisted of the following:

                                                                                     December 31,
                                                                                      2002             2001
                                                                           ---------------- ----------------
      Raw Materials                                                           $          -           $5,113
      Finished product held for sale                                                                  1,230
      Finished product held for use in research activities                                            4,180
                                                                           ---------------- ----------------
                                                                               $         -          $10,523
                                                                           ================ ================

As indicated  herein,  the Company  discontinued its health products business  effective  December 31, 2002, and conveyed all inventory then on hand to its  President  as  partial  satisfaction  of  amounts  advanced  over a number  of  years.
 Accordingly,  there was no inventory on hand as of December 31, 2002.

Note 6 - Accounts payable and accrued expenses:
Details of accounts payable and accrued expenses are as follows:

                                                                                     December 31,
                                                                                      2001             2001
                                                                           ---------------- ----------------
      Accounts payable, trade                                                       $6,542          $14,571
      Commissions payable                                                              712              771
      Taxes accrued and withheld                                                       195              218
      Accrued interest payable                                                       3,000            3,000
      Accrued salary payable                                                             -           10,000
                                                                           ---------------- ----------------
                                                                           ---------------- ----------------
        Total                                                                      $10,449          $28,560
                                                                           ================ ================
                                                                           ================ ================

Note 7 - Related party transactions:
In November,  2002,  the Company  entered into an agreement  with Travin  Partners and its President and other  officers/directors and employees under which:

o        Travin agreed to purchase 1,250,000 shares of common stock (19,231 shares after reverse split) for $25,995 in cash;
o        The Company  agreed to convey  inventory of $9,513 and office  equipment  having a net book value of $122 to its President
 and
        his family as partial payment of prior advances to the Company;
o        Certain  officers,  directors,  and employees  agreed to accept 9,000,000 shares of common stock (138,462 shares after reverse split) in full satisfaction of advances payable to them having a balance of $87,131,  and as compensation for services renderedin the amount of $12,504; and
o        The Company  agreed to no longer  engage in the sale of health  products and to allow its President and his family to continue the business on their own, effective December 31, 2002.

At December 31, 2002, a shareholder  had advanced the Company  $10,000 in a prior year,  of which the entire  amount is currently due. The  Company  and the  shareholder/creditor  have  stipulated  the amount of $3,000 as accrued  interest  owing on the balance and have stipulated that no further interest will accrue on the note.

During 2002, the Company occupied  approximately  500 square feet of office space under a month-to-month lease with a company owned by its president that requires  monthly  rentals of  approximately  $300.  Rent expense charged to operations was $3,600 for both 2002 and 2001.

During 2002, the company issued common stock to a Director for legal  services  rendered.  A total of 100,000 shares
(1,538 post- split shares) valued at $.025 per share, or $2,500, were issued.

In September,  2002,  certain  shareholders  returned  25,500 shares (392  post-split  shares) to the Company that had been issued in a prior year for  services  rendered.  The shares were  valued at $255,  the same value used in the year of issue, and were  credited to current year operations.

Note 8 - Federal income tax:
The Company  follows FASB  Statement  Number 109,  Accounting  for Income  Taxes.  Deferred  income taxes reflect the net effect of (a) temporary  difference  between  carrying  amounts of assets and liabilities for financial  purposes and the amounts used for income tax reporting purposes,  and (b) net operating loss carryforwards.  No provision for currently  refundable
Federal income tax has been made in the accompanying  statements of loss as no recoverable taxes were paid previously.  Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not likely to be realized.

The current provision for refundable Federal income tax consists of the following:

                                                                                      2002            2001
                                                                            --------------- ---------------
       Provision (Credit) for Federal income tax
       attributable to:
         Current operations at expected rate of 34%                              $(15,600)        $(5,200)
         Nondeductible expenses                                                       100             300
                                                                            --------------- ---------------
                                                                            --------------- ---------------
                                                                                  (15,500)         (4,900)
                                                                            --------------- ---------------
                                                                            --------------- ---------------

         Change in valuation allowance, deferred tax asset                        (42,900)        (25,000)
         Expiration of net operating loss carryforward                             58,400          29,900
                                                                            --------------- ---------------
                                                                            --------------- ---------------
                                                                                   15,500           4,900
                                                                            --------------- ---------------
           Net provision (credit)                                            $          -     $         -
                                                                            =============== ===============

The  cumulative tax effect at the expected rate of 34% of  significant  items  comprising the Company's net deferred tax amounts are as follows:

                                                                                     2002             2001
                                                                            -------------- ----------------
       Deferred tax asset attributable to:
         Net operating loss carryover                                           $238,000         $280,900
         Less, Valuation allowance                                              (238,000)        (280,900)
                                                                            -------------- ----------------
           Net deferred tax asset                                           $          -    $           -
                                                                            ============== ================

The Company has net operating loss carryforwards that expire as follows:

      Expires in:
        2003                                                                                         74,000
        2004                                                                                        259,000
        2005                                                                                         61,000
        2006                                                                                         26,000
        2007                                                                                         65,000
        2008                                                                                         13,000
        2009                                                                                         52,000
        2010                                                                                          5,000
        2011                                                                                         44,000
        2018                                                                                         28,000
        2020                                                                                         13,000
        2021                                                                                         14,000
        2022                                                                                         46,000
                                                                                           -----------------
                                                                                           -----------------
          Total                                                                                    $700,000
                                                                                           =================
                                                                                           =================

During 2002 and 2001 respectively, losses approximating $172,000 and $87,400 expired unused.

Note 9 - Going concern:
The Company has experienced  losses in eight of the previous ten years.  Losses amount to more than  $1,032,000 on a cumulative basis. At  December 31,  2002,  current  liabilities  exceeded  current  assets by  approximately  $20,000,  resulting  in a working  capital deficiency;  there is also a capital  deficit of the same  approximate  amount.  Management is currently investigating  other business opportunities,  and is seeking outside financing and/or equity investors,  but there is no assurance that management's  efforts in thisregard will be  successful.  Moreover,  as of December 31, 2002,  the Company is no
longer  engaged in an active  business.  All of the above factors create substantial doubt about the Company's ability to continue as a going concern.

Note 10 -Agreement with Burkshire:
In March,  2002, the Company issued 400,000 shares of common stock (6,154  post-split  shares) to Burkshire  Capital Group, a financial consulting firm, for services in connection with management,  marketing,  consulting,  strategic planning,  corporate organization and structure,  expansion of services,  acquisitions  and business  opportunities,  and arranging  equity financing.  The  consultant  was expected  to assist the  Company in making  private  placements  of its stock.  The  services were  valued at  $10,000,  or $0.025 per pre-split share.  Burkshire's  efforts were unsuccessful.  Therefore,  the amount of
$10,000,  which was originally recorded as prepaid expenses during the quarter ended March 31, 2002, was charged to expense during the quarter ended June 30, 2002.

Note 11 - New accounting pronouncements:
The following recent accounting pronouncements:

o        FASB Statements
o        Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
o        Number 146, Accounting for Costs Associated with Exit or Disposal Activities,
o        Number  147,  Acquisitions  of Certain  Financial  Institutions  - an  amendment  of FASB  Statements  No. 72 and 144 and
         FASB
           Interpretation No. 9,
o        Number 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,

o        and FASB Interpretations
o        Number 45, Guarantor's  Accounting and Disclosure  Requirements for Guarantees,  Including Indirect Guarantees of
          Indebtedness
           of Others - and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34
o        Number 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51

are not currently expected to have a material effect on the Company's financial Statements.



         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         True Health, INC.



         DATED April 15, 2003.           By:/s/Richard Stokley
                                              __________________________________
                                         Richard Stokley, Chairman of the Board,
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities exchange act of 1934, this report has been signed by the following persons in counterpart on behalf of the Company on the dates indicated.

         Signature                                   Title                              Date

         /s/Richard Stokely
         __________________________ Chairman of the Board, President and        April 15, 2003
         Richard Stokley                   Chief Executive Officer
                                            (Principal Executive Officer)

         /s/Ear Milton
         _________________________  Secretary/Treasurer                                    April 15, 2003
              Earl Milton



                                      CERTIFICATIONS

         I, Richard Stokley, certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of True Health, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         True Health, INC.



         DATED April 15, 2003.           By: /s/Richard Stokley
                                             __________________________________
                                         Richard Stokley, Chairman of the Board,
                                         President and Chief Executive Officer






                                                             CERTIFICATIONS

         I, Earl Milton, certify that:

      1. I have reviewed this Annual Report on Form 10-KSB of True Health, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       True Health, INC.



DATED April 15, 2003.                   By: /s/Earl Milton
                                             __________________________________
                                            Earl Milton
                                      Secretary / Treasurer



                                 EXHIBIT 99.1
                      CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


         In connection with the quarterly report of True Health, (the "Company") on Form 10-KSB for the year ended December 31, 2002,
Richard Stokley, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

         1. The annual report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                           True Health, INC.



         DATED April 15, 2003.           By: /s/Richard Stokley
                                            __________________________________
                                        Richard Stokley, Chairman of the Board,
                                          President and Chief Executive Officer



                                                             EXHIBIT 99.2

                                 CERTIFICATION PURSUANT TO
                                  18 U.S.C. SECTION 1350
                                 AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


         In connection with the quarterly report of True Health, (the "Company")
 on Form 10-KSB for the year ended December 31, 2002, G.
Earl Demorest, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that to the best of his knowledge:

         1. The annual report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         2. The information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    True Health, INC.



         DATED April 15, 2003.        By: /s/Earl Milton
                                          _____________________________________
                                Earl Milton, Secretary/Treasurer