Form 10QSB
period 2003-03-31
TRUE HEALTH INC
filed 2003-05-20
CIK 1110607

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-QSB

           (x) QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
                               EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2003
                                ------------------


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

    As of March 31, 2003, there were outstanding 258,393 shares of True Health, Inc., Common Stock, par value $.01.

    Transitional Small Business Disclosure Format (Check one):Yes    No   x



                                    FORM 10-QSB

                                  TRUE HEALTH, INC.
                                Index to Form 10-QSB


                                                                PART I



FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2003

Statements of Income (Loss) for the Three Months Ended March 31, 2003 and 2002

Statements of Cash flows for the Three Months Ended March 31, 2003 and 2002

Notes to Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                     PART II
OTHER INFORMATION
Item 1

SIGNATURES



                                                               TRUE HEALTH, INC.
                                                (A development stage enterprise)
                                                                   Balance Sheet
                                                                  March 31, 2003
                                                                     (Unaudited)
--------------------------------------------------------------------------------


                                                                       March 31,
                                                                            2003
                                                            --------------------
ASSETS
Current assets:
  Cash                                                                $    2,343
                                                            --------------------
    Total assets                                                      $    2,343
                                                            ====================


LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                               $   15,106
  Due to related parties                                                  12,900
                                                            --------------------
    Total current liabilities                                             28,006
                                                            --------------------


STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 100,000,000 shares authorized
    258,393 shares issued and outstanding                                  2,584
  Capital in excess of par value                                       1,010,375
   Accumulated deficit:
    Prior operating accumulated deficit                              (1,032,540)
    Accumulated during the development stage                             (6,082)
                                                            --------------------
      Total stockholders' deficit                                       (25,663)
                                                            --------------------
      Total liabilities and stockholders' equity                      $    2,343
                                                            ====================








                                                               TRUE HEALTH, INC.
                                                (A development stage enterprise)
                                                            Statements of Income
                                                                          (Loss)
                                                           For The Periods Ended
                                                              March 31, 2003 and
                                                                            2002
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                           Cumulative,
                                                          January 1, 2003
                                                             Through
                                                            March 31,                                Quarter Ended March 31,
                                                                                 --------------------------------------------------
                                                                  2003                       2003                        2002
                                                       ---------------------     ----------------------    ------------------------
Development stage operations:
  Revenues                                                   $      -                   $      -                    $      -
                                                       ---------------------     ----------------------    ------------------------


  General and administrative expenses                           6,018                      6,018                           -
                                                       ---------------------     ----------------------    ------------------------

     Loss from operations                                      (6,018)                    (6,018)                           -
                                                       ---------------------     ----------------------    ------------------------


  Other income (expense), Interest expense                        (64)                       (64)                           -
                                                       ---------------------     ----------------------    ------------------------

    Total other income (expense)                                  (64)                       (64)                           -
                                                      ---------------------     ----------------------    ------------------------


  Income (Loss) from development stage operations              (6,082)                    (6,082)                           -

Discontinued operations:

   (Loss) from discontinued operations                                -                          -                     (3,303)

                                                       ---------------------     ----------------------    ------------------------
    Net income (loss)                                       $   (6,082)                $   (6,082)                 $   (3,303)
                                                       =====================     ======================    ========================


Income (Loss) per common share, basic

     Continuing operations                                                          $       (0.02)                         -

     Discontinued operations                                                                        -                  (0.04)
                                                                                 ----------------------    ------------------------
                                                                                    $       (0.02)             $       (0.04)
                                                                                 ======================    ========================

Weighted average number of shares outstanding                                               258,393                     94,016
                                                                                 ======================    ========================






                                                               TRUE HEALTH, INC.
                                                (A development stage enterprise)
                                                        Statements of Cash Flows
                                                                 For The Periods
                                                   Ended March 31, 2003 and 2002
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                  Cumulative,
                                                               January 1, 2003
                                                                     Through
                                                                   March 31,                            Quarter Ended March 31,
                                                                                    ----------------------------------------------
                                                                       2003                    2003                       2002
                                                           ---------------------     -------------------     ----------------------
Cash flows from operating activities:
   Net income (loss)                                            $   (6,082)             $   (6,082)                $   (3,303)

  Adjustments to reconcile net income to cash provided
(used)
    by operating activities:

         Depreciation                                                    -                       -                         62
         Changes in current assets and liabilities:

           Inventory                                                     -                       -                      (374)

           Accounts payable and accrued expenses                     4,657                   4,657                      3,673
                                                          ---------------------     -------------------     ----------------------

        Net cash flows from operating activities                    (1,425)                 (1,425)                         58
                                                          ---------------------     -------------------     ----------------------


Cash flows from investing activities                                    -                       -                          -
                                                          ---------------------     -------------------     ----------------------

Cash flows from financing activities:

   Stock issued for services                                            -                       -                     10,000

   Less, Amount recorded as prepaid expenses                            -                       -                   (10,000)

   Advances from related parties                                    2,900                   2,900                      (436)
                                                          ---------------------     -------------------     ----------------------

        Net cash flows from financing activities                   2,900                     2,900                   (436)
                                                          ---------------------     -------------------     ----------------------


        Net increase (decrease) in cash and cash equivalents      1,475                     1,475                   (378)

Cash and cash equivalents:

  Beginning of period                                             868                       868                     478
                                                          ---------------------     -------------------     ----------------------
                                                                   $                         $                       $
  End of period                                                   2,343                     2,343                   100
                                                        =====================     ===================     ======================


Supplemental cash flow disclosures:
  Cash paid for interest                                           $      -                $      -                   $      -

  Cash paid for income taxes                                              -                       -                          -
  Non-cash financing and investing activities:

      Stock issued for services                                   -                         -                               10,000



TRUE HEALTH, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Basis of presentation:
The financial statements include the accounts of True Health, Inc.  The Balance
 Sheets as of March 31,2003, the Statements of Income
(Loss) and the Statements of Cash Flows for the three months ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods ended March 31,
 2003 and 2002. All adjustments made have been of a normal recurring nature. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position of operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission (SEC) on or about April 15, 2003.

Note 2 - The Company, nature of operations:
True Health, Inc. (the Company) is a Utah corporation. Since January 1, 2003, the Company has not been engaged in an active business, and has been deemed to be in the development stage. As such, it is searching for equity and/or debt capital, and is exploring various business opportunities. Prior to December 31, 2002, it was an operating company engaged in marketing nutrition supplement/meal replacement products under the brand name of True Health
 Products.

The accompanying financial statements have been prepared on the basis of U.S. generally accepted accounting principles applicable to development stage enterprises.

Note 3 - Reverse split in common stock:
Effective February 18, 2003, the Company effected a 1 for 65 reverse split of its common stock, under which each shareholder received
1 new share of stock for each 65 formerly held.  The 1 for 65 reverse split has been retroactively presented in the accompanying financial statements.

Note 4 - Going concern:
The Company has experienced losses in eight of the previous ten years.  Losses amount to more than $1,000,000 on a cumulative basis.
At March 31, 2003, current liabilities exceeded current assets by approximately
 $25,000, resulting in a working capital deficiency;
there is also a capital deficit of the same approximate amount. As indicated above, management is currently seeking outside financing and/or equity investors and is exploring business opportunities. However, there is no assurance that these efforts will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The company had no sales year-to-date for the three months ending March 31, 2003, versus $6,336 for the same period of 2002. During the quarter ended March 31, 2003, sales were down $6,336 from the preceding year. The decrease in sales resulted primarily from Company management's focus on raising additional equity capital. Year-to-date selling, general, and administrative expenses decreased to $6,082 from $8,372, primarily due to management's ability to control costs.
 Year-to-date net loss increased to $6,082 from $3,303.

The Company had total assets of $2,343 at March 31, 2003, compared to $868 at December 31, 2002, an insignificant change.

Part II - Other Information

ITEM 1 - Legal Proceedings:

None.

ITEM 2 - Changes in Securities:

In February 2003, the Company completed a reverse stock split whereby each sixty-five (65) shares of the Corporation's $0.01 par value common stock outstanding were converted into one (1) share of the
 Corporation's $0.01 par value common stock. Concurrently therewith, the Company's ticker symbol changed from TRHH to TRHL.

ITEM 3 - Defaults Upon Senior Securities:

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders:

The Company had no matters put to a vote of the security holders during the first quarter.

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


Date:  May 20,2003

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

4. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal ontrols; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  May 20, 2003




         By:   /s/ Richard M. Stokley
         Richard M. Stokley
         President