Form 10QSB
period 2003-07-31
TRUE HEALTH INC
filed 2003-09-19
CIK 1110607

========================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

 -------- ---------------------------------------------------------------------
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003
 -------- ---------------------------------------------------------------------
          OR
 -------- ---------------------------------------------------------------------
 [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
 -------- ---------------------------------------------------------------------
          For the transition period from to
 -------- ---------------------------------------------------------------------

                         COMMISSION FILE NUMBER: 0-30351

                                True Health, Inc.
            (Exact name of registrant as specified in its charter)


          Utah                                               75-2263732
--------------------------------------- -------------------------------------
 (State of other jurisdiction                      (IRS Employer Identification
of incorporation or organization)                              Number)


                           Kelsy House, 77 High Street
                                 Beckenham, Kent
                                   UK BR3 1AN
                    (Address of principal executive offices)

                                                         +(44) (0) 208 658 9575
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [ x ]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of July 31, 2003:      47,867,876





                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TRUE HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2003
                                   (unaudited)


                ASSETS

Current Assets
  Cash                                                               $    2,510
  Accounts receivable, net                                              365,407
  Inventory                                                              64,237
  Income tax refund receivable                                           24,991
  Other                                                                  14,569
                                                                    -----------
         Total Current Assets                                           471,714

Equipment, net of accumulated depreciation                              227,147
                                                                    -----------
                                                                    $   698,861
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Note payable to factor                                             $  215,945
  Current portion of notes payable                                      126,042
  Accounts payable                                                      144,259
  Accrued expenses                                                      105,936
  Advances from stockholder                                             210,565
                                                                    -----------
         Total Current Liabilities                                      802,747
Long-term portion of notes payable                                      158,668
                                                                    -----------
         Total Liabilities                                              961,415
                                                                    -----------

Commitments


Stockholders' Deficit
  Common stock, $.01 par value; 100,000,000 shares
    authorized; 47,867,876 shares issued and outstanding                478,679
  Accumulated deficit                                                  (743,600)
  Accumulated other comprehensive loss                                    2,367
                                                                    -----------
                Total Stockholders' Deficit                            (262,554)
                                                                    -----------
                                                                    $   698,861
                                                                    ===========




                                TRUE HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended July 31, 2003 and 2002
                                   (unaudited)

                                                     Three Months Ended                    Six Months Ended
                                                   2003              2002             2003             2002
                                                  ----------         ---------        ----------       ---------
Revenue
- Equipment rentals and sales                       $281,350         $ 165,688        $  597,650       $ 345,197
- Radiographer services
    and placement fees                               571,495                             815,562
- Other                                                8,720            11,993            16,596          22,840
                                                  ----------         ---------        ----------       ---------
                                                     861,565           177,681         1,429,808         368,037
                                                  ----------         ---------        ----------       ---------

Cost of sales                                        497,868                             780,532          25,286
General and administrative                           910,989           205,741         1,267,316         364,836
Depreciation                                          30,251            26,251            58,173          46,132
                                                  ----------         ---------        ----------       ---------
  Total operating expenses                         1,439,108           231,992         2,106,021         436,254
                                                  ----------         ---------        ----------       ---------
         Net Operating Loss                         (577,542)         ( 54,311)         (676,213)       ( 68,217)

Interest income                                                             19
Interest expense                                    ( 20,611)         (  2,569)         ( 38,072)       (  4,512)
                                                  ----------         ---------        ----------       ---------
Net loss before taxes                               (598,153)         ( 56,880)         (714,266)         72,729)

Income tax recovery                                 ( 11,376)                           ( 14,546)
                                                  ----------         ---------        ----------       ---------
Net Loss                                          $ (598,153)        $( 45,504)       $( 714,266)      $( 58,183)
                                                  ==========         =========        ==========       =========

Basic and diluted loss
  per share                                       $(.00)            $(.00)             $(.01)          $(.00)

Weighted average shares
  outstanding                                      40,889,292        37,500,000        39,194,646       13,674,158





                                TRUE HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     Six Months Ended July 31, 2003 and 2002
                                   (unaudited)

                                                                                    2003                  2002
                                                                                  ---------            ---------
Cash Flows From Operating Activities
  Net loss                                                                         $(714,266)            $( 58,183)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                      58,173                46,132
    Stock and warrants issued for services                                           499,448
    Imputed interest on shareholder notes payable                                     15,497                 2,659
    Changes in:
         Accounts receivable                                                        (161,325)               47,183
      Income tax refund receivable                                                                         (15,516)
      Inventory                                                                       42,731
         Other current assets                                                       ( 12,516)                  497
         Accounts payable                                                             20,981                13,478
      Accrued expenses                                                                54,436               (40,533)
                                                                                  ---------               ---------
  Net Cash Used In Operating Activities                                             (196,841)             (  4,283)
                                                                                  ---------                ---------
Cash Flows Used in Investing Activities
  Purchase of equipment                                                              (61,353)               (70,874)
                                                                                  ---------                ---------
Cash Flows From Financing Activities
  Proceeds from stockholders                                                         111,171                 170,524
  Net change in note payable to factor                                               129,437
  Proceeds on notes payable                                                           51,025
  Payments on notes payable                                                         ( 31,371)               ( 53,065)
                                                                                   ---------               ---------
  Net Cash Provided By Financing Activities                                          260,262                 117,459
                                                                                  ---------                ---------
Currency translation adjustment                                                          187                (    804)
                                                                                   ---------                ---------
Net change in cash                                                                     2,255                   41,498
Cash at beginning of period                                                             255
                                                                                  ---------                  ---------
Cash at end of period                                                              $   2,510                 $  41,498
                                                                                  =========                  =========

                                TRUE HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of True Health, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in True Health's significant acquisition statement filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end 2003 as reported in the Form 8-K, have been omitted.


NOTE 2 - STOCK WARRANTS

True Health accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. During the six months ended July 31, 2003 and 2002, there were 3,000,000 and zero warrants issued for services, respectively.

                                                                           Six months ended
                                                                     2003                  2002
                                                                     ---------             ---------
              Net loss as reported                                   $(714,266)            $( 58,183)
              Less: stock based compensation
                 determined under fair value-
                 based method                                                0                     0
                                                                     ---------             ---------
                 Pro forma net loss                                  $(714,266)            $( 58,183)
                                                                     =========             =========
              Basic and diluted net loss per common share:
                 As reported                                             $(.01)                $(.00)
                 Pro forma                                                (.01)                 (.00)

The weighted average fair value of the stock options granted during 2002 and 2001 was $0.056. Variables used in the Black-Scholes option-pricing model include (1) 4.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is zero, and (4) zero expected dividends.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding our intent, belief or current expectations, including our plans with respect to the sourcing, manufacturing, marketing and distribution of our products and services, the belief that current levels of cash and cash equivalents together with cash from operations and existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months, our expectations with respect to the performance of the counterparties to its letter of credit agreements, our plans to invest in derivative instruments and the collection of accounts receivable, our beliefs and intent with respect to and the effect of changes in financial accounting rules on its financial statements. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the our control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, which include, among other things, (i) changes in the marketplace for our products and services, (ii) the introduction of new products or pricing changes by our competitors, and (iii) changes in the economy. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Quarterly Report on Form 10-QSB, whether as a result of new information, future events or circumstances or otherwise.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

1) Allowance for doubtful accounts

We evaluate the adequacy of the allowance for doubtful accounts at the end of each quarter. In performing this evaluation, we analyze the payment history of significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, we develop what we consider to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves our significant judgment. Actual uncollectible amounts may differ from our estimate.

2) Provision for obsolete inventory

We estimate our provision for obsolete inventory based on customer orders sold below cost, to be shipped in the following period and on the amount of similar unsold inventory at period end. We analyze recent sales and gross margins on unsold inventory in further estimating the inventory provision. The impact of the inventory provision is reflected in cost of sales and the related gross margins in the period that management deems that inventory has become obsolete. This estimate involves our significant judgment. Actual gross margins on sales of excess inventory may differ from our estimate.


Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

Revenue

Revenue for the three months ended July 31, 2003 increased by $683,884, or 412.8%, when compared to $177,681 in revenue for the three months ended July 31, 2002.

The equipment rentals and sales segment's revenue increased by $115,662, or 69.8%, in the three months ended July 31, 2003, compared to the three months ended July 31, 2002. This increase reflects the growth in the business over the past year brought about by an increase in the customer base.

The radiographer services and placement segment commenced operations in September 2002. The average monthly revenue for the 3 months ended July 31, 2003 has shown a 308% increase on the five months to January 31, 2003 and a 134% increase on the three months to April 30, 2003. Management are extremely pleased with the way this segment has performed in its first 9 months and will continue to focus efforts in this sector to ensure future growth.

Cost of sales

Cost of sales for the three months ended July 31, 2003, compared to the three months ended July 31, 2002 are as follows:

---------------------------- -------------------------- ------------------------- -------------------------- ----------------------
                             Three months ended         Three months ended        Three months ended         Three months ended
                             July 31, 2003              July 31, 2002             July 31, 2002              July 31, 2002
                             Cost of sales              Cost of sales % of        Cost of sales              Cost of sales % of
                                                        revenue                                              revenue
---------------------------- -------------------------- ------------------------- -------------------------- ----------------------
Equipment rentals and sales  $81,329                    29%                       $-                         0%
---------------------------- -------------------------- ------------------------- -------------------------- ----------------------
Radiographer services and    $416,539                   73%                       -                          -
placement fees
---------------------------- -------------------------- ------------------------- -------------------------- ----------------------
                             $497,868                                             $-                         0%
---------------------------- -------------------------- ------------------------- -------------------------- ----------------------

The revenue for the three months to July 31, 2002 was generated entirely from equipment rentals, with no equipment sales. There are no costs of sale associated with equipment rentals. Equipment rentals and sales for the 3 months to July 31, 2003 has still been heavily biased towards equipment rental, hence the low cost of sales. The cost of sales percentage of revenue associated with equipment sales is approximately 60%.

General and administrative overheads

General and administrative overheads have increased by $705,248, or 343% for the three months to July 31, 2003, compared to overheads of $205,741 for the three months to July 31, 2002.

The main reasons for this increase are as follows:

o An increase in office space of 100% to accommodate the growing business - this includes increased rent, electricity, telephone and other office related costs;
o Increase in staff costs due to the recruitment of additional staff to support the growth in business; o Set-up and ongoing costs for a decontamination plant to support the growth in the equipment rental business; o One-off consultancy costs of $499,448 for which payment was given in the form of our shares. In accordance with US accounting standards, the fair value of these shares has been recorded as an expense in the statement of operations. This will be a one-off non recurring charge; and
o One-off costs of the reverse merger with Westmeria Health Care Limited, of $37,298.

Interest expense

Interest expense has increased by $33,560, or 744%, for the three months to July 31, 2003, compared to interest of $2,569 for the three months ended July 31, 2002. This increase in interest expense represents imputed interest payable on the loans provided to us by certain of our employees. These loans have since been converted to shares hence no interest expense will be imputed in the future.

Six Months Ended July 31, 2003 Compared to Six Months Ended July 31, 2002

Revenue

Revenue for the six months ended July 31, 2003 increased by $1,061,771, or 289%, when compared to $368,037 in revenue for the six months ended July 31, 2002.

The equipment rentals and sales segment's revenue increased by $252,453, or 73.1%, in the six months ended July 31, 2003, compared to the six months ended July 31, 2002. The reasons for this increase, and the increase in the radiographer services and placement fees are as above for the three months.

Cost of sales

Cost of sales for the six months ended July 31, 2003, compared to the six months ended July 31, 2002 are as follows:

---------------------------- -------------------------- ------------------------- -------------------------- ----------------------
                             Six months ended July      Six months ended July     Six months ended July      Six months ended July
                             31, 2003                   31, 2002                  31, 2002                   31, 2002
                             Cost of sales              Cost of sales % of        Cost of sales              Cost of sales % of
                                                        revenue                                              revenue
---------------------------- -------------------------- ------------------------- -------------------------- ----------------------
Equipment rentals and sales  $184,800                   31%                       $25,286                    7%
---------------------------- -------------------------- ------------------------- -------------------------- ----------------------
Radiographer services and    $595,732                   73%                       -                          -
placement fees
---------------------------- -------------------------- ------------------------- -------------------------- ----------------------
                             $780,532                   41%                       $25,286                    7%
---------------------------- -------------------------- ------------------------- -------------------------- ----------------------

Commentary is in line with that provided for the three months ended July 31, 2003.

General and administrative overheads

General and administrative overheads have increased by $902,480, or 247% for the six months to July 31, 2003, compared to overheads of $364,836 for the six months to July 31, 2002. Reasons for the increase are as for the three months to July 31, 2003 detailed above.

Interest expense

Interest expense has increased by $33,560, or 744% for the six months to July 31, 2003, compared to interest of $4,512 for the six months ended July 31, 2002, again due to imputed interest as explained for the three months to July 31, 2003 detailed above.


Liquidity and Capital Resources

We have relied primarily on asset-based borrowings, internally generated funds, stockholder loans and trade credit to finance our operations. Our capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. Our working capital deficit increased from $108,255 as of January 31, 2003 to $331,034 as of July 31, 2003. This increase in deficit has been due to the loss for the period. As of July 31, 2003, we had cash and cash equivalents of $2,510 compared to $255 as of January 31, 2003.

Operating Cash Flow

Net cash used in operating activities for the six months ended July 31, 2003 was $196,841 compared with $4,283 for the six months ended July 31, 2002. This is primarily due to the net loss of $714,266 for the six months to July 31, 2003.

Credit Facilities

We have a loan agreement with bankers, HSBC, for a term loan that advanced (pound)130,000 in January 2003 and is due for repayment by November 2007. The loan attracts variable rate interest of 2% over UK base rate and there is a floating charge over the assets of the Company (5.5% at July 31, 2003).

We also have an accounts receivable factoring arrangement with Venture Finance which is secured by a floating charge over our assets. This facility has attracts variable rate interest of 1.75% over UK base rate (5.25% at July 31, 2003).

We believe that current levels of cash and cash equivalents ($2,510 at July 31, 2003) together with cash from operations and funds available under our credit facilities, will be sufficient to meet our capital requirements for the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES

At July 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits          Item Description
     31.1                  Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002
     31.2                  Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002
     32                    Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002

(b)      Report on Form 8-K

On June 19, 2003, we filed a report on Form 8-K related to our acquisition of Westmeria Health Care Limited.

On July 14, 2003, we filed a report on Form 8-K/A related to our acquisition of Westmeria Health Care Limited.

                                                     SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  September 19, 2003.

                                               TRUE HEALTH, INC.

                                               BY: /s/David Francis
                                                  -------------------------
                                                  David Francis, CEO


                                               BY: /s/Tony Summers
                                                   -------------------------
                                                   Tony Summers, CFO




                                  Exhibit 31.1

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, David Francis, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended July 31, 2003 (this "Report"); 2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;
3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and
(c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 19, 2003


/S/ David Francis
--------------------------------------
David Francis, CEO




                                  Exhibit 31.2

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Tony Summers, certify that:

7. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended July 31, 2003 (this "Report"); 8. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;
9. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;
10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
(d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;
(e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and
(f) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
(c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
12. The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 19, 2003


/S/ Tony Summers
--------------------------------------
Tony Summers, CFO





                                   Exhibit 32

         Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of True Health, Inc. ("True Health"), that, to his knowledge, the quarterly report on Form 10-QSB of True Health, Inc. for the period ended July 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of True Health.

Dated: September 19, 2003

/S/David Francis
--------------------------------------
David Francis, CEO


/S/Tony Summers
--------------------------------------
Tony Summers, CFO