Form 10QSB
period 2003-10-31
TRUE HEALTH INC
filed 2003-12-15
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

 -------- ---------------------------------------------------------------------
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003
 -------- ---------------------------------------------------------------------
          OR
 -------- ---------------------------------------------------------------------
 [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
 -------- ---------------------------------------------------------------------
          For the transition period from to
 -------- ---------------------------------------------------------------------

                         COMMISSION FILE NUMBER: 0-30351

                                 True Health, Inc.
               (Exact name of registrant as specified in its charter)

           ----------------------------------------- -----------------
           Utah                                      75-2263732
           ----------------------------------------- -----------------
           (State of other jurisdiction             (IRS Employer Identification
           of incorporation or organization)         Number)
           ----------------------------------------- --------------------------

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
                           Yes [ x ]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of October 31, 2003:      49,017,876

        =============================================================



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TRUE HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET
                                           October 31, 2003
                                   (unaudited)




ASSETS

Current Assets
  Cash                                                              $    51,566
  Accounts receivable, net                                              820,940
  Inventory                                                             106,047
  Income tax refund receivable                                           26,382
  Other                                                                  26,357
                                                                    -----------
         Total Current Assets                                         1,031,292

Equipment, net of accumulated depreciation                              224,381
                                                                    -----------
                                                                    $ 1,255,673
                                                                    ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Note payable to factor                                             $  373,890
  Current portion of notes payable                                      229,853
  Accounts payable                                                      155,518
  Accrued expenses                                                      210,938
  Advances from stockholder                                             300,235
                                                                    -----------
         Total Current Liabilities                                    1,270,434
Long-term portion of notes payable                                      155,653
                                                                    -----------
         Total Liabilities                                            1,426,087
                                                                    -----------

Commitments


Stockholders' Deficit
  Common stock, $.01 par value; 100,000,000 shares
    authorized; 49,017,876 shares issued and outstanding                490,179
  Additional paid in capital                                            127,500
  Accumulated deficit                                                  (779,385)
  Accumulated other comprehensive loss                                   (8,708)
                                                                    -----------
                Total Stockholders' Deficit                            (170,414)
                                                                    -----------
                                                                    $ 1,255,673
                                                                    ===========





                                TRUE HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       Three Months and Nine Months Ended October 31, 2003 and 2002
                                   (unaudited)




                                                     Three Months Ended                      Nine Months Ended
                                                   2003              2002             2003             2002
                                                  ----------         ---------        ----------       ---------
Revenue
- Equipment rentals and sales                      $ 350,423         $ 217,255         $ 948,073       $ 562,452
- Radiographer services
    and placement fees                               935,737            45,168         1,751,299            45,168
- Other                                               16,776             6,213            33,372            29,053
                                                  ----------         ---------        ----------       ---------
                                                   1,302,936           268,636         2,732,744         636,673
                                                  ----------         ---------        ----------       ---------

Cost of sales                                        789,909           57,687         1,570,441            82,973
General and administrative                           514,414          404,838         1,785,937           563,544
Depreciation                                          27,925           25,876            86,098            72,008
                                                  ----------         ---------        ----------       ---------
  Total operating expenses                         1,332,248          488,401         3,442,476           718,525
                                                  ----------         ---------        ----------       ---------
         Net Operating Loss                         ( 29,312)         (219,765)         (709,732)       ( 81,852)

Interest income                                            6                19                 6
Interest expense                                    ( 11,617)         (  1,599)         ( 49,689)         (  3,542)
                                                  ----------         ---------        ----------       ---------
Net loss before taxes                               (140,844)         (221,358)         (759,402)          (85,388)

Income tax recovery                                 ( 13,907)                           ( 17,077)
                                                  ----------         ---------        ----------       ---------
Net Loss                                          $ ( 40,929)        $(207,451)        $(759,402)        $( 68,311)
                                                  ==========         =========        ==========       =========

Basic and diluted loss
  per share                                       $(.00)            $(.01)             $(.02)          $(.00)

Weighted average shares
  outstanding                                     48,342,876        37,500,000        44,106,261        37,500,000





                                TRUE HEALTH, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                    Nine Months Ended October 31, 2003 and 2002
                                   (unaudited)


                                                                                    2003                  2002
                                                                                  ---------             ---------
Cash Flows From Operating Activities
  Net loss                                                                         $(759,402)            $( 68,311)


  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                      86,098                 72,008
    Stock and warrants issued for services                                           526,902
    Imputed interest on shareholder notes payable                                     22,848                 3,628
    Changes in:
         Accounts receivable                                                        (605,496)                  835
      Income tax refund receivable                                                                        ( 37,655)
      Inventory                                                                        6,876              ( 15,645             )
         Other current assets                                                       ( 24,188)             (  5,369)
         Accounts payable                                                             25,376                37,672
      Accrued expenses                                                               156,571                64,850
                                                                                  ---------                 ---------
  Net Cash Used In/Generated By Operating Activities                                (564,415)               52,013
                                                                                  ---------                ---------

Cash Flows Used in Investing Activities
  Purchase of equipment                                                            ( 63,503)               (109,370             )
                                                                                  ---------                ---------


Cash Flows From Financing Activities
  Proceeds from stockholders                                                         195,307               104,232
  Common stock issued                                                                 13,500
  Additional paid in capital                                                         127,500
  Net change in note payable to factor                                               438,219
  Payments on notes payable                                                         ( 49,960)             ( 45,111)
                                                                                   ---------             ---------
  Net Cash Provided By Financing Activities                                          724,566                59,121
                                                                                  ---------                ---------
Currency translation adjustment                                                      (45,337)                184
                                                                                   ---------             ---------
Net change in cash                                                                   51,311                 1,948
Cash at beginning of period                                                             255
                                                                                  ---------                  ---------
Cash at end of period                                                            $   51,566               $   1,948
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


NOTE 2 - STOCK WARRANTS

True Health accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. During the nine months ended October 31, 2003 and 2002, there were 3,000,000 and zero warrants issued for services, respectively.

                                                                           Nine months ended
                                                                     2003                  2002
                                                                     ---------             ---------
         Net loss as reported                                        $(759,402)            $( 68,311)
         Less: stock based compensation
              determined under fair value-
              based method                                                   0                     0
                                                                     ---------             ---------
              Pro forma net loss                                     $(759,402)            $( 68,311)
                                                                     =========             =========
         Basic and diluted net loss per common share:
              As reported                                                $(.01)                $(.00)
              Pro forma                                                   (.01)                 (.00)

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


Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

Revenue

Revenue for the three months ended October 31, 2003 increased by $1,034,300, or 385%, when compared to $268,636 in revenue for the three months ended October 31, 2002.

The equipment rentals and sales segment's revenue increased by $133,168, or 61.3%, in the three months ended October 31, 2003, compared to the three months ended October 31, 2002. This increase reflects the growth in the business over the past year which mainly arose from an increase in the customer base.

The radiographer services and placement segment commenced operations in September 2002, from which it has expanded to its current position. The average monthly revenue for the 3 months ended October 31, 2003 has seen a 504% increase on the five months to January 31, 2003 and a 219% increase on the three months to April 30, 2003. Management are extremely pleased with the way this segment has performed in its first year and will continue to focus its efforts in this sector to continue its growth in future.

Cost of sales

Cost of sales for the three months ended October 31, 2003, compared to the three months ended October 31, 2002 are as follows:

                                            Three months ended     Three months ended
                                              October 31, 2003      October 31, 2002
Equipment rentals and sales                  $ 51,741    14.7%      $16,165     7.5%

Radiographer services and                    $738,168    78.9%      $41,522    91.9%   - placement fees

Total                                        $789,909    60.6%      $57,687    21.5%

The revenue for the three months to October 31, 2002 was generated entirely from equipment rentals, with no equipment sales. There are no costs of sale associated with equipment rentals. Equipment rentals and sales for the 3 months to October 31, 2003 has still been heavily biased towards equipment rental, hence the low cost of sales. The cost of sales percentage of revenue associated with equipment sales is approximately 60%.

General and administrative overheads

General and administrative overheads have increased by $109,756, or 27% for the three months to October 31, 2003, compared to overheads of $404,838 for the three months to October 31, 2002.

The main reasons for this increase are as follows:

o        An increase in office space of 100% to accommodate the growing business
         - this includes increased rent, electricity, telephone and other office related costs;
o An increase in staff costs due to the recruitment of additional staff to support the growth in business; o Set-up and ongoing costs for a decontamination plant to support the growth in the equipment rental business;


The increase in general and administrative overheads for the three months ended October 31, 2003 is more than compensated for by the increase in revenues less cost of sales in the three months ended October 31, 2002.

Interest expense

Interest expense of $11,617 for the three months to October 31, 2003, has increased by $10,018, or 626%, compared with $1,599 for the three months to October 31, 2002.


Nine Months Ended October 31, 2003 Compared to Nine Months Ended October 31,
2002

Revenue

Revenue for the nine months ended October 31, 2003 increased by $2,096,071, or 329%, when compared to $636,673 in revenue for the nine months ended October 31, 2002.

The equipment rentals and sales segment's revenue increased by $385,621, or 68.5%, in the nine months ended October 31, 2003, compared to the nine months ended October 31, 2002. The reasons for this increase, and the increase in the radiographer services and placement fees are as above for the three months.

Cost of sales

Cost of sales for the nine months ended October 31, 2003, compared to the nine months ended October 31, 2002 are as follows:

                                        Nine months ended                  Nine months ended
                                        October 31, 2003                   October 31, 2002

                                             Cost of sales                     Cost of sales
                                             % of revenue                         % of revenue
Equipment rentals and sales                 $  236,541    25.0%           $41,451   7.4%

Radiographer services and                   $1,333,900    76.2%           $41,522   91.9%   - placement fees

Total                                        $1,570,441    57.5%             $82,973   13.0%

The commentary for the nine month period to 31 October 2003 is in line with that provided for the three months ended October 31, 2003.


General and administrative overheads

General and administrative overheads have increased by $1,222,393, or 217% for the nine months to October 31, 2003, compared to overheads of $563,544 for the nine months to October 31, 2002. Reasons for the increase are detailed as follows:

o One-off consultancy costs of $499,448 for which payment was given in the form of the Company's shares. In accordance with US accounting standards, the fair value of these shares has been recorded as an expense in the statement of operations. This will be a one-off non-recurring charge;
o        One-off costs of the reverse merger with Westmeria Health Care
         Limited, of $37,298;
o        An increase in office space of 100% to accommodate the growing business
         - this includes increased rent, electricity, telephone and other office related costs;
o An increase in staff costs due to the recruitment of additional staff to support the growth in business; and o Set-up and ongoing costs for a decontamination plant to support the growth in the equipment rental business;

Interest expense

Interest expense has increased by $46,147, or 130% for the nine months to October 31, 2003, compared to interest of $3,542 for the nine months ended October 31, 2002, again due to imputed interest as explained for the three months to October 31, 2003 detailed above.
This increase in interest expense represents imputed interest payable on the loans provided to us by certain of our employees. These loans have since been converted to shares hence no interest expense will be imputed in the future.


Liquidity and Capital Resources

We have relied primarily on asset-based borrowings, internally generated funds, stockholder loans and trade credit to finance our operations. Our capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. Our working capital deficit reduced from $108,255 as of January 31, 2003 to $239,142 as of October 31, 2003. This
reduction in deficit has been due to the contribution of proceeds from shareholders. As of October 31, 2003, we had cash and cash equivalents of $51,566 compared to $255 as of January 31, 2003.

Operating Cash Flow

Net cash used in operating activities for the nine months ended October 31, 2003 was $564,415 compared with net cash generated of $52,013 for the nine months ended October 31, 2002. This is primarily due to the net loss of $759,402 incurred in the period.

Credit Facilities

We have a loan agreement with bankers, HSBC, for a term loan that advanced (pound)130,000 in January 2003 and is due for repayment by November 2007. The loan attracts variable rate interest of 2% over UK base rate and there is a floating charge over the assets of the Company (5.5% at October 31, 2003).

We also have an accounts receivable factoring arrangement with Venture Finance which is secured by a floating charge over our assets. This facility has attracts variable rate interest of 1.75% over UK base rate (5.25% at October 31, 2003).

We believe that current levels of cash and cash equivalents ($51,566 at October 31, 2003) together with cash from operations and funds available under our credit facilities, will be sufficient to meet our capital requirements for the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES

At October 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

(b) Report on Form 8-K

On August 25, 2003, we filed a report on Form 8-K related to our change of fiscal year end date to 31 January.

On September 19, 2003, we filed a report on Form 10QSB relating to our results for the three and nine months ended 31 July 2003.

On September 24, 2003, we filed a report on Form 8-K/A which related to the financial results for the year ended 31 January 2003 and the three months ended 30 April 2003 of Westmeria Health Care Limited, a wholly owned subsidiary of True Health Inc.

On September 25, 2003, we filed an amended report on Form 8-K/A which related to the financial results for the year ended 31 January 2003 and the three months ended 30 April 2003 of Westmeria Health Care Limited, a wholly owned subsidiary of True Health Inc.

On October 27, 2003, we filed a report on Form 8-K which related to outstanding correspondence with our previous auditor.

On November 21, 2003, we filed a report on Form 8-K/A which related to outstanding correspondence with our previous auditor.

                                                     SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  December 15, 2003.

                                               TRUE HEALTH, INC.

                                               BY: David Francis
                                                  -------------------
                                                  David Francis, CEO



                                               BY: Ian Wylie
                                                   ------------------
                                                   Ian Wylie, CFO




                                  Exhibit 31.1

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, David Francis, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended October 31, 2003 (this
         "Report");

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

Dated: December 15, 2003


David Francis
--------------------------------------
David Francis, CEO


                                  Exhibit 31.2

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Ian Wylie, certify that:

7. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended October 31, 2003 (this "Report");

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


Dated: December 15, 2003


Ian Wylie
--------------------------------------
Ian Wylie, CFO






                                   Exhibit 32

         Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of True Health, Inc. ("True Health"), that, to his knowledge, the quarterly report on Form 10-QSB of True Health, Inc. for the period ended October 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of True Health.

Dated: December 15, 2003

David Francis
--------------------------------------
David Francis, CEO




Ian Wylie
--------------------------------------
Ian Wylie, CFO