Form 10KSB
period 2004-01-31
TRUE HEALTH INC
filed 2004-05-17
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

 -------- ---------------------------------------------------------------------
 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2004
 -------- ---------------------------------------------------------------------

                         COMMISSION FILE NUMBER: 0-30351

                                 True Health, Inc.
             (Exact name of registrant as specified in its charter)

 ----------------------------------------------- ------------------------------
      Utah                                               75-2263732
 -------------------------------------------------- ---------------------------
(State of other jurisdiction                       (IRS Employer Identification
 of incorporation or organization)                  Number)
 ------------------------------------------------- ----------------------------

                          Kelsey House, 77 High Street
                            Beckenham, Kent, BR3 1AN
                                       UK
                    (Address of principal executive offices)

                             +(44) (0) 208 658 9575
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: [ ? ]

Securities registered pursuant to Section 12(g) of the Act: [ ? ]


Title of Each Class:
Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [ x ]        No [ ]

The issuer's revenues for the fiscal year ended January, 31 2004 were $3,992,004 The aggregate market value of the voting stock held by non-affiliates of the registrant on April 30, 2004 was approximately $34.6 million, based on the closing price of such stock on such date. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of January 31, 2004 was 49,698,330.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]



===============================================================================


                           FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including ITEMS 1 AND 2 "BUSINESS AND PROPERTIES." These statements regard:

* our belief that the Westmeria pressure care products will help cure and prevent users of pressure sores.

* our belief that the United Kingdom and international markets represent a significant market for our products and services

* our belief that we have ample room and capacity to penetrate further the public and private health segment of the market

* our intention to compete vigorously in terms of price, product features, product performance, ease of use, quality of support and service, and company reputation

* our belief regarding any termination or non-renewal of any lease

* our expectations regarding the sources from which we will finance our operations

* our expectations regarding the amount of funds we will need in the future

* our expectations regarding the focus of our revenue generation efforts on our existing customers

* our intentions   and   expectations   regarding  the  future
  availability  of  now  undeterminable   revenue  opportunities
  arising out of our products and business models

* our intentions regarding the protection of our proprietary information

* our expectations and intentions regarding our ability to make available and economically distribute a wider product range to the market

* our intentions regarding the continued development and refinement of our existing products, and the development and roll-out of various new products, and existing products to new geographic areas

* our intentions regarding the continuation of our direct selling efforts

* our intentions regarding our marketing, publicity, sales and lobbying efforts.


 Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "RISK FACTORS" immediately below. As a result, these forward-looking statements represent the Company's judgment as of the date of this Annual Report. The Company does not express any intent or obligation to update these forward-looking statements.





                                       3


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


SIGNATURES




                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


INTRODUCTION

True Health delivers superior healthcare products and services to its private and public healthcare customers. It seeks to act as a provider of total procurement solutions that creates savings for its customers. Through its wholly-wned subsidiary in the United Kingdom, Westmeria Healthcare Limited, it specialises in providing medical equipment and medical professionals to some of the largest healthcare customers in the United Kingdom. These include hospitals within the National Health Service, which are funded by the UK's government healthcare provider and the private nursing home sector.

The company's mission is to become one of the leading providers of specialist healthcare equipment and recruitment services in the United Kingdom. Through the relocation services it provides via True Relocation Limited it facilitates the supply of nurses and medical specialists to areas of acute shortage, from countries where there is an oversupply of those specialists. This is undertaken within the procedures laid down by government immigration guidelines in each country that it operates.


COMPANY BACKGROUND

The Company was founded by David Francis in 1999. Mr. Francis and his family have been in the nursing home and healthcare business for the past three decades. True Health's wholly-owned subsidiary, Westmeria Healthcare, was founded on a deep understanding of the needs of the nursing home market. Having been an owner of a nursing home, Mr. Francis identified the need for a one-source supplier of equipment and services that would be proactive in identifying and catering for the needs of healthcare providers. In 1999, Westmeria began as a supplier of pressure relieving equipment to nursing homes in the London Borough of Bromley. The Company quickly grew in its supply of equipment in the South East of England and by August 20023 it launched its healthcare personnel recruitment division. By January 2003, Westmeria grew beyond distributing other suppliers' equipment and developed its own branded line of pressure relieving products.

Westmeria sources its proprietary brand equipment from Europe and Taiwan. These are stored at its warehouse in South London. Here the equipment is maintained, repaired and decontaminated on behalf of its clients.

Pro-tech was incorporated in Utah on August 27, 1975. The name was changed to Petroleum Resources Corporation on April 20, 1981, to Borexco on January 22, 1985 and to True Health, Inc. on February 17, 1986.

As of June 17, 2003, True Health entered into an Agreement and Plan of Reorganization with Westmeria Health Care Limited, private limited company incorporated in England and Wales ("Westmeria") and David Francis, the majority security holder of Westmeria ("Shareholder").

Upon the terms and subject to the conditions of the Agreement, all outstanding stock of Westmeria was exchanged for a specified number of shares of True Health's common stock, making Westmeria a wholly-owned subsidiary of True Health. Prior to the Reorganization, True Health had ceased its direct sales operation, providing vitamins and nutritional supplements.

Hereinafter, all references to True Health or the Company include its sole wholly-owned operating subsidiary, Westmeria Healthcare, Ltd.


INDUSTRY BACKGROUND

The supply of specialist pressure care equipment and human resource solutions to the Healthcare sector is a significant and growing market, both in the United Kingdom, as well as internationally. The National Health Service is the largest provider of healthcare in the UK. In 2003 it undertook a tender process to reduce the number of its pressure care equipment suppliers from a large number of companies ranging in size and specialisation to just 30. Westmeria Healthcare was accepted as one of these preferred suppliers and has continued to take market share from its competitors.

The recruitment of permanent staff and provision of contract staff in speciality areas has developed as hospitals face shortages in general nursing and specialist medical areas, such as radiography. The True Health works closely in developing its relationships with hospital management to generate cost effective solutions to their needs.


RISK FACTORS

True Health faces the risk of not being able to capture market share outside of the UK. The Company has extensive experience in the UK and has a solid growth plan for that market. True Health's expansion plans include entering other geographical markets, such as the US. The American healthcare system is structured differently from that of the UK, where healthcare is substantially provided as a social service to all Britons through government funding. The challenge of adapting to the US market, driven by private insurance and medical companies may be considerable. This also, however, provides an opportunity to True Health, as the larger number of healthcare providers in the US tends to allow new sellers to enter the market more easily.

True Health potentially faces the risk of overtrading, financially and operationally, as it expands rapidly. To mitigate this, Management have developed a strong and healthy relationship with its bankers, external funders and factor to allow it sufficient financing facilities to support its growth.

The risk of over-diversification of the Group's product and service range could lead to stretching of Management's resources, leading to a dilution in the Group's effectiveness. To counter this, the Directors and Management have set in place a comprehensive Strategic Plan on which its integrated Operational Plan is based. Through setting challenging targets, regular reporting and focus on performance at all levels, True Health is quick to respond to changing market conditions.

True Health is reliant upon a few key individuals. Its focus on succession planning, combined with an excellent track record of staff retention, almost 97%, is designed to spread the load among a broader number of staff and management. A large number of strategic activities are outsourced to specialists, to ensure that specialist skills and advice is provided.


STRATEGY

True Health's strategy and core values are centred around the theme of providing "Service Excellence" to its clients in the healthcare sector. It has grown organically, mainly by word of mouth and recommendations that by all of its employees maintaining high levels of service to its clients, in an industry where this is not always the case. It also seeks to expand by acquisition of quality businesses with complimentary products and services. In this way, it significantly increases the potential for cross-selling its products and services via a wider network of distribution channels, both in the UK and internationally.

True Health's mission is to become one of the top suppliers of healthcare recruitment services and pressure relieving systems in the UK and to expand to other markets including the U.S. The Company is moving towards this goal through a deep understanding of its customers' needs and by pursuing the optimal distribution strategy. The fragmented market for both equipment sales and recruitment services creates an opportunity for True Health to become a national leader and capture further market share. Moreover, the UK is moving towards creating national standards for the purchase of healthcare, a move that will help consolidate the market.

In distributing its pressure relief equipment, True Health has a key competitive advantage in the marketplace. The Company is one of only 30 suppliers approved by the UK Department of Health's Purchasing and Supply Agency (PASA). The largest buyer of healthcare services and equipment in the UK is the National Health Service (NHS), a government funded healthcare provider. Any suppliers that are not PASA approved are currently being phased out from NHS contracts.

The market for medical personnel recruitment has few barriers to entry beyond a company's ability to fill the customer's need. To differentiate itself, True Heath has three key competitive advantages in this market. Firstly, whereas its competitors in healthcare recruitment grew out of recruitment in other industries, such as IT, True Health's foundation has been in healthcare. The Company therefore has long-term, strong relationships with healthcare customers and has a deep understanding of the medical sector. Secondly, True Health has quickly moved to create an infrastructure to recruit qualified healthcare personnel from abroad, thus ensuring a steady supply to meet demand. Thirdly, True Health acts as a one-source supplier to hospitals and nursing homes offering both pressure relieving equipment and recruitment services, thus reducing administrative costs for buyers.

The market for the Company's products and services includes five segments:

Private Hospitals
The UK market has several large hospital groups consisting of a total of 600 private hospitals and private clinics that account for approximately $3 billion in annual spending.

Primary Care Trusts
There are 303 Primary Care Trusts (PCTs) in the UK. Each PCT serves 300,000 to 500,000 people. PCTs provide healthcare and equipment to people in their regions who want home-based care. They also act as suppliers to local doctors, pharmacies, and ambulances. PCTs are a growing segment of the market, as they are expected to be responsible for 75% of the NHS budget.

Nursing Homes
There are an estimated 25,000 nursing homes in the UK, owned by 400 operators, with an annual budget of approximately $13 billion. The nursing home market is expected to grow rapidly in order to meet the need for more beds as the population ages.

NHS Hospital Trusts
The National Health Service (NHS) is the UK's national government backed health service and the largest employer of the NHS workforce. The NHS has a presence in nearly every town and community in the UK. True Health is an approved supplier of pressure relief equipment to the NHS.

Distributor Network
An estimated 2,500 distributors in the UK resell equipment supplied by leading UK manufacturers to private hospitals and nursing homes. True Health's products are already sold through some of these distributors. Since True Health has recently become one of only 30 approved suppliers, the Company has opportunity to expand its network among distributors that need approved products.


PRODUCTS

True Health supplies, through lease and sales, its proprietary, branded pressure relief equipment to the healthcare sector. Pressure relief is a key issue for nursing homes and other healthcare facilities that serve patients needing long-term care. Pressure sores and skin wounds result when patients spend long periods of time in bed due to conditions such as a stroke or a hip fracture. Pressure ailments are a significant side-effect of major illness and injury and tax healthcare systems while causing additional pain and stress to the patient. In the UK, the cost of treating leg wound ulcers alone is significant. True Health offers equipment that helps relieve pressure on sensitive skin, providing prevention and relief of sores and wounds.



The Company provides dynamic and static systems that include mattress systems, pumps, and lifting equipment that is specifically designed to provide comfort to fragile skin. Dynamic systems include mattress systems and pumps that automatically inflate and deflate depending upon the patient's weight, thus minimizing pressure and skin damage from prolonged bed rest. The Company offers the Piezo line for patients who are at high risk for pressure sores, and the Baros line for patients at medium and low risk. Static systems include pressure reducing, foam and gel-based Duotron, Premier and Resteasy bed mattresses and cushions for wheel chairs. True Health also offers hoists for patient moving and handling, as well as electric, profiling hospital beds.



Although the Company started as a distributor of pressure relief equipment to the nursing home market, True Health now exclusively sells its own Westmeria branded, proprietary equipment. The Company's products are manufactured under license in France, Spain, Germany, Belgium and Taiwan.




SERVICES


In August of 2002, True Health launched its recruitment division. The Company identified a growing need in the UK for qualified temporary and permanent healthcare staff including doctors and nurses. True Health's medical recruitment business has been tremendously successful, growing to $2.7 million in sales in the last year.

The Company seeks to meet the shortage of medical personnel in the UK by recruiting qualified candidates from primarily English-speaking nations outside of the United Kingdom. To support this effort, True Health has formed True Relocation Limited, a relocation services company that identifies, screens, recruits, and relocates qualified healthcare personnel to the UK. The Company provides a seamless relocation medium for foreign national candidates and ensures a consistent supply of qualified staff to meet the UK's staffing deficit. The British government has made it a priority to support relocation of foreign nationals to meet domestic needs and True Relocation works closely with immigration specialist to ensure that it operates within government guidelines.


Employees

Westmeria Healthcare is accredited for the Investors in People award, having based its ethos upon supporting and developing all its employees. At 31 January 2004 it employed thirty-three employees in its office and warehouse. By outsourcing many of the functions required to administer and operate the functions within the organisation it is able to keep its costs down and maintain flexibility. True Health and all its subsidiaries operate an equal opportunities policy and fully considers applications from disabled persons. The policy in respect of staff who become disabled when employed, is to train and assist them wherever practicable to continue with the Company.

All employees are in direct communication with the Chief Executive and other Directors. Regular employee updates are provided via company newsletters and company-wide meetings. This ensures that all employees work towards a common goal and continue to enthuse about the Company's products and service.


Training

All employees, at every level, are encouraged to develop their skills and qualifications and True Health makes available a number of training courses, both internally and externally. Staff are encouraged to discuss with their managers their training and development plans to ensure that they receive the appropriate training at the right time. Training includes courses on both technical and personal development issues and are designed, whether directly or indirectly, to improve the quality of service that is provided to clients.


COMPETITORS

The differentiated market in which True Health operates consist of a range of large professional organisations supplying a comprehensive range of healthcare products or recruitment services, but rarely both. There are a large number of small providers who operate in low volumes in specific niches. Westmeria Healthcare is one of the few suppliers of both pressure care equipment and the provision of healthcare equipment. It therefore has the potential to gain market share through effective cross selling of its products and services.


FACILITIES

True Health operates out of its administrative Head Office in Beckenham, in the London Borough of Bromley. Its location is ideally suited as a low cost facility, while giving quick access to its clients throughout London and the South East. Westmeria's warehouse and secondary storage facility is based three miles away in Sydenham. Here the logistical operations for its equipment is based, together with its decontamination plant, where its pressure care products are repaired, maintained and sterilised before being issued to clients.


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







                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of the common stock through December 31, 2003, as reported by the National Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.


Fiscal Year Ending January 31, 2003           High              Low
           1/st Quarter                       $.20             $.06
           2/nd Quarter                       $.14             $.045
           3/rd Quarter                       $.07             $.045
           4/th Quarter                       $.05             $.03

Fiscal Year Ending January 31, 2004           High              Low
           1/st/ Quarter                      $ .62             $.01
           2/nd/ Quarter                      $ .37             $.30
           3/rd/ Quarter                      $1.60             $.37
           4/th/ Quarter                      $1.47             $.62


Effective February 24, 2003, the Company effected a 1 for 65 reverse split of its common stock, under which each shareholder received 1 new share of stock for each 65 formerly held. The reverse split has been retroactively presented in the accompanying financial statements.


STOCKHOLDERS

As of January 31, 2004, the Company had 1,035 shareholders of record.


DIVIDENDS

The Company has not paid any dividends to date.


DESCRIPTION OF SECURITIES.

The par or stated value of the security:    $0.01


RECENT SALES OF UNREGISTERED SECURITIES.

None.



OTHER UNREGISTERED SECURITIES TRANSACTIONS,

None.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

YEAR Ended JANUARY 31, 2004 Compared to YEAR Ended jANUARY 31, 2003

RESULTS OVERVIEW

The Directors are pleased to announce the results of True Health for the year ended January, 31 2004 which demonstrate significant growth in revenues and gross profit over the year.


Revenue

Revenues increased by 287% ($2,960,000) to $3,992,000 from $1,032,000 for fiscal
2004 as compared to fiscal 2003. Much of this increase was generated through the expanding recruitment division which increased its revenues more than ten-fold to $2,662,000, having only commenced operations from a standing start in August 2002.


Cost of Sales

Cost of sales for fiscal 2004, compared to fiscal 2003, are as follows:

                                                   Year ended                       Year ended
                                               January 31, 2004                 January 31, 2003

                                               Cost of          % of           Cost of         % of
                                                 Sales          Revenue         Sales          Revenue
Equipment rentals and sales                  $  273,388         21.1%          $129,008         16.9%

Radiographer services and                    $2,091,317         78.5%          $165,754         70.9%
   - placement fees

Total                                        $2,364,705          59.2%         $294,762         28.6%

The increase in cost of sales as a percentage of sales reflects the increasing predominance of recruitment services in the service and product range.


Gross profit

The Gross profit margin for fiscal 2004 and 2003, respectively, is $1,627,000 and $737,000, or an increase of $890,000 or 120%. As the Company expands into new fields it is experiencing lower margins, especially in the recruitment sector. It has, however, still managed an average gross profit margin of 40.8% during fiscal 2004, as compared with 71.4% during fiscal 2003.


Exceptional expenses

During the year the Company incurred one-off, non-recurring expenses in respect of the reverse merger of Westmeria Healthcare into True Health. These fees totalled $538,000, of which $500,000 were paid for by the issue of shares and warrants in True Health. Excluding these exceptional items, the Company incurred a loss of $531,000 for fiscal 2004. Management are satisfied with this result, given their strategy for growth which has led to the deliberate steps of making investment in Sales and Marketing expenditure, employing skilled employees and bringing in a dynamic management team with experience of growing businesses.


General and administrative overheads

General and administrative expense excluding non-cash professional fees have increased by $1,214,000 or 147% to $2,042,303 in fiscal 2004 as compared to $827,803 for fiscal 2003. Reasons for the increase are detailed as follows:

o        An increase in office space of 100% to accommodate the growing business
         - this includes increased rent, electricity, telephone and other office related costs;
o An increase in staff costs due to the recruitment of additional executive directors and staff to support the growth in business; and
o Set-up and ongoing costs for a decontamination plant to support the growth in the equipment rental business; o An increase in marketing and publicity expenditure as the Company develops its profile with clients and the markets generally


Depreciation

The depreciation charge increased by 18% to $117,000 for fiscal 2004, compared with $99,000 in the previous year.

Interest

Net interest expense for fiscal 2004 increased by $23,000, to $37,000 from $14,000 in the fiscal years 2004 and 2003, respectively. This reflects the increased debt to finance operations growth over the past year.


LIQUIDITY AND CAPITAL RESOURCES

During the year, True Health reported a net increase in cash of $257,000. The company's working capital requirements to fund its growth in sales are sourced mainly from its factor, Venture Finance to which it owed $396,000. The accounts receivable supporting the amount due to factor amounted to $697,000.


Operating Cash Flow

Net cash used in operating activities for fiscal 2004 was $771,499 compared with $211,697 for fiscal 2003. This increase is primarily due to the larger net operating loss incurred in the period.


Credit Facilities

We have a loan agreement with HSBC Bank for a term loan of $182,721 as of January 31, 2004 and is due for repayment in monthly installments by November 2007. Interest is at 2% over the UK base rate (5.25% at January 31, 2004) and the loan is secured by all assets of the Company, and subordinated to the Venture Finance obligation.

We also have an accounts receivable factoring arrangement with Venture Finance which is secured by accounts receivable. Interest is at 1.75% over the UK base rate (5.25% at January 31, 2004).

We believe that current levels of cash and cash equivalents ($257,000 at January 31, 2004) together with cash from operations and funds available under our credit facilities, will be sufficient to meet our capital requirements for the next 12 months.

Going Concern

Our auditors issued a going concern opinion as of January 31, 2004, because of our increased loss in fiscal 2004 of $1,069,000 and our negative working capital as of January 31, 2004 of $255,000. In February and March 2004, we raised $475,000 from the exercise of warrants issued in 2003. During fiscal 2004, we raised $515,250. Our credit facilities at HSBC Bank and Venture Finance and these additional monies may not be sufficient to support losses incurred while we continue to grow rapidly. Our plans are to continue to grow and we hope to attain profitability by fiscal 2005. We continue to seek additional debt and equity financing arrangements.


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


ITEM 7.  FINANCIAL STATEMENTS

Audited financial statements as of January 31, 2004 and for the two years then ended are attached.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

During the year Bateman & Co resigned as the Company's auditors. Malone & Bailey, PLLC were appointed as their replacement. There were no disagreements with the retiring auditor.


ITEM 8A. CONTROLS AND PROCEDURES

At January 31, 2004, the Directors carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls or in other factors that could significantly affect our controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The Directors and executive officers of the Company are as follows:

Name                      Age     Position

David Francis              39       Director & Chief Executive Officer
Ian G Wylie                37      Director & Chief Financial Officer
Tom O'Shea                 34      Director
Tony Summers               36    Director (resigned April, 30 2004)


David Francis; has served as a director since July 2003, having previously been Managing Director and majority shareholder of Westmeria Healthcare Limited before it merged with True Health.

Ian G Wylie, BA(Hons) FCA; joined True Health as a non-executive director on 22 September 2003. He joined full-time as an executive director on 5 January 2004. Previosly Mr Wylie had served in Corporate Finance roles for Royal Del Monte Foods International Ltd and Hambro Countrywide PLC, in addition to a number of positions as Finance Director.

Tom O'Shea; became a director on 5 January 2004, and provides leadership in the area of Sales. He has a strong pedigree in similar positions, having been responsible for the London office of Elan, part of the Manpower group, and previously as Managing Director of Permanent Recruitment at MSB International PLC.



ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company to its Chief Executive Officer for services in all capacities to the during the fiscal years ended January, 31 2004 and 2003 (no other executive officer of the Company had total annual salary and bonus for the fiscal years ended January, 31 2004 or 2003 exceeding $100,000) (for purposes hereof, the Chief Executive Officer of the Company is referred to herein as the "Named Executive Officer").


                SUMMARY COMPENSATION TABLE (1)
                      ANNUAL                      LONG-TERM
                   COMPENSATION                  COMPENSATION

(A)                    (B) (C) (F) FISCAL
NAME AND               YEAR                      RESTRICTED
PRINCIPAL POSITION     ENDED          SALARY     STOCK AWARDS


David Francis         1/31/04         $ nil (2)      $0
Chief Executive
Officer




         -----------------

 (1) The Columns designated by the Commission for the reporting of certain bonuses, other annual compensation, securities underlying options/SARs, long term incentive plan payouts, and all other compensation, have been eliminated as no such bonuses, other annual compensation, underlying securities, payouts or compensation were awarded to, earned by, paid to or outstanding with respect to any specified person during any fiscal year covered by the table.

 (2) Mr. Francis became Chief Executive Officer in July, 2003 following the merger with Westmeria Healthcare, where he served and continue to serve as Managing Director.









STOCK OPTION GRANTS

The table below set forth information pertaining to stock options granted to the Named Executive Officer during the fiscal year ended January 31, 2004 2003. No SAR's of any kind were granted.




                      OPTION GRANTS IN THE LAST FISCAL YEAR

(A)                        (B)              (C)                        (D)        (E)
                           NUMBER OF
                           SECURITIES       PERCENTAGE OF TOTAL
                           UNDERLYING       OPTIONS GRANTED
                           OPTIONS          TO EMPLOYEES               EXERCISE   EXPIRATION
NAME                       GRANTED(1)       IN FISCAL YEAR             PRICE      DATE
----------------------------------------------------------------------------------------------
Ian Wylie                  (1)                     19%                   $.94(1)        02/12/2014
Tom O'Shea                 (1)                     19%                   $.94(1)        02/12/2014

(1) The closing price of the Company's common stock was $.94 on January 12, 2004, the last day on which such common stock traded preceding this option grant. The closing price of the Company's common stock was $.95 on January,13 2004, the next day on which such common stock traded after this option grant.


OPTION EXERCISES/VALUE OF UNEXERCISED OPTIONS

During the period ended January 31, 2004, no stock options were exercised by any Named Executive Officer of the Company. As at January 31, 2004, the Company had not granted any SAR's of any kind. The table below sets forth information pertaining to the value of unexercised stock options held by the Named Executive Officers as of January 31, 2004.


                       AGGREGATED OPTION EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR END OPTION VALUES (1)


(A) (D) (E)

                       NUMBER OF SECURITIES
                       UNDERLYING UNEXERCISED                  VALUE OF UNEXERCISED
                       OPTIONS AT January 31, 2004             IN-THE-MONEY OPTIONS AT
                       (NUMBERS OF SHARES)                      January, 31 2004(2)
NAME                   EXERCISABLE     UNEXERCISABLE        EXERCISABLE  UNEXERCISABLE
----                   -----------     -------------        -----------   ------------
Ian Wylie                    0              100,000               $ 0      $ 0
Chief Financial
Officer

Tom O'Shea                   0              100,000               $ 0      $ 0
VP Sales

--------------------

 (1) The Columns designated by the U.S. Securities and Exchange Commission for the reporting of the number of shares acquired upon exercise and the value realized have been eliminated as no options were exercised by any specified person during any fiscal year covered by the table.

 (2) Based on the January 31, 2004 closing price of the Company's common stock of $1.00 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL STOCK OWNERSHIP

The following table sets forth as of May 14 , 2004 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock;
(ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.


         Name and Address of                        Beneficial Ownership(1)
         Beneficial Owner                           Number of Shares   Percent
         ----------------                           ----------------   -------
         D Francis                                     32,351,250       65.1%
         address
         Beckenham, Kent UK

          A Summers                                     2,587,500       5.2%
         address
         Chiclana, Spain



         All directors and officers
         as a group (seven persons)                    37,500,000       75.46%

            A Whear                                       971,250          2.0%
            I Haines                                     693,750          1.4%
            K Carpenter                                  555,000          1.1%
            N Rodker                                      277,500          *
            S O'Toole                                      63,750         *



         *  Less than one percent
         ---------------------






EQUITY COMPENSATION PLANS

The Company has one equity compensation plan for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. These plans include the Company's Stock Option Plan. Further information on the material terms of this plan is given below.

The following table provides information as of January 31, 2004 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:






                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                        NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE
                                                                                        FOR FUTURE ISSUANCE UNDER
                                    NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE      EQUITY COMPENSATION
                                    BE ISSUED UPON EXERCISE       EXERCISE PRICE OF     PLANS (EXCLUDING
                                    OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,  SECURITIES REFLECTED IN
                                    WARRANTS AND RIGHTS           WARRANTS AND RIGHTS   COLUMN (A))
         PLAN CATEGORY                      (A)                        (B)                       (C)

         Equity compensation
         plans approved by                  1,422,546                 $.74                     1,547,000
         security holders

         Equity compensation
         plans not approved by                -0-                     $-0-                        -0-
         security holders

         TOTAL                              1,422,546                 $.74                     1,547,000



COMPANY'S STOCK OPTION PLAN

The following is a description of the material features of the Company's Stock Option Plan (the " Plan").

         GENERAL. On July, 2003, the Company's Board of Directors approved the Plan. The Plan provides for the grant of shares of the Company's Common Stock to certain outside consultants of the Company who assist in the development and success of the business of the Company to reward them for their services and to encourage them to continue to provide services to the Company.

 ADMINISTRATION. The Plan is administered by a committee (the "Committee") of not less than two directors of the Company selected by, and serving at the pleasure of, the Company's Board of Directors.

 ELIGIBILITY. The Committee has substantial discretion pursuant to the Plan to determine the persons to whom shares of Common Stock are awarded and the amounts and restrictions imposed in connection therewith. Under the Plan, awards may be made only to individuals who are outside consultants, or directors, officers, partners or employees of outside consultants, of the Company or a subsidiary. The number of consultants employed by the Company varies.

 SHARES SUBJECT TO THE PLAN. Two million (2,000,000) shares of Common Stock are authorized to be awarded pursuant to the Consultant Plan. Any shares awarded and later forfeited are again subject to award or sale under the Consultant Plan. Awards may be made pursuant to the Consultant Plan until no further shares are available for issuance or until July, 2013, whichever occurs first.


 RESTRICTIONS. The Board may, in its discretion, place restrictions and conditions in connection with any particular award of shares pursuant to the Plan. Shares awarded subject to a condition are, in general, non-assignable until the condition is satisfied.

 CHANGE IN CONTROL. All restrictions imposed on restricted stock grants lapse upon a change in control of the Company. For these purposes, a change of control in the Company is generally deemed to have occurred at such time as (a) any person acquires 30% or more of the combined voting power of the Company's outstanding securities; or (b) incumbent directors cease to constitute at least a majority of the Company's Board of Directors, unless the change in directors was approved by at least a majority of the incumbent directors; or (c) merger, consolidation, share exchange, or sale of all or substantially all the assets of the Company occurs, unless such merger or consolidation shall have been affirmatively recommended to the Company's stockholders by a majority of the incumbent board.

         ANTI-DILUTION. The Plan carries certain anti-dilution provisions concerning stock dividends, stock splits, consolidations, mergers, recapitalizations and reorganizations.

         AMENDMENT AND TERMINATION. The Company's Board of Directors may terminate or amend the Plan in any respect at any time, except no action of the Company's Board of Directors, the Committee or the Company's stockholders, however, may, without the consent of a participant, alter or impair such participant's rights under any restricted shares previously granted.

         TERM. The Plan shall expire on July, 2013 unless sooner terminated except as to restricted share grants outstanding on that date.

         FEDERAL INCOME TAX CONSEQUENCES. The following brief summary of the principal Federal income tax consequences of transactions under the Plan is based on current Federal income tax laws. This summary is not intended to constitute tax advice and, among other things, does not address possible state or local tax consequences. Accordingly, a participant in the Plan should consult a tax advisor with respect to the tax aspects of transactions under the Plan.

         Unrestricted Stock Grants. The tax consequences of other stock or cash-based awards will depend on the specific terms of each award.

         Restricted Stock Grants. Upon receipt of restricted stock, a participant generally will recognize taxable ordinary income when the shares cease to be subject to restrictions in an amount equal to the fair market value of the shares at such time. However, no later than 30 days after a participant receives the restricted stock, the participant may elect to recognize taxable ordinary income in an amount equal to the fair market value of the shares at the time of receipt. Provided that the election is made in a timely manner, when the restrictions on the shares lapse, the participant will not recognize any additional income. If the participant forfeits the shares to the Company (e.g., upon the participant's termination prior to expiration of the restriction period), the participant may not claim a deduction with respect to the income recognized as a result of the election. Dividends paid with respect to shares of restricted stock generally will be taxable as ordinary income to the participant at the time the dividends are received.

         Tax Consequences to the Company. The Company generally will be entitled to a deduction at the same time and in the same amount as a participant recognizes ordinary income, subject to the limitations imposed under Section 162(m).

 Tax Withholding. The Company has the right to deduct withholding taxes from any payments made pursuant to the Plan or to make such other provisions as it deems necessary or appropriate to satisfy its obligations to withhold federal, state or local income or other taxes incurred by reason of payment or the issuance of Common Stock under the Plan or the lapse of restrictions on grants upon which restrictions have been place.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 2003 David Francis had owned the entire issued share capital of Westmeria Healthcare Limited. Westmeria entered into a reorganization with an inactive publicly-traded United States corporation, True Health, Inc. (True Health) on June 27, 2003. In this transaction, True Health issued 37,500,000 shares to Westmeria shareholders in exchange for 100% of the outstanding Westmeria stock. Because Westmeria shareholders ended up with over half the resulting total stock outstanding, this transaction is accounted for as a recapitalization of Westmeria. Westmeria became a wholly-owned subsidiary of True Health.

Immediately prior to this transaction, the sole shareholder of Westmeria sold 4,420,500 of his personal Westmeria shares to key employees in exchange for $257,193 of prior amounts loaned to Westmeria, and issued another 728,250 shares to a key employee for past services performed. These shares issued for services have been recorded at the same approximately $.058 per share as the shares issued for cash, or $42,186. Because these transactions involve Westmeria shares and employees, these 5,148,750 shares will be shown as a deemed contribution by the sole shareholder to Westmeria and the $257,193 debt transfer from these key employees to the now-majority shareholder as a deemed distribution.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Consolidated Financial Statements:

     Report of Independent Auditors ...................................... F-1
     Consolidated Balance Sheets as of January 31, 2004 .................. F-2
     Consolidated Statements of Income ................................... F-3
     Consolidated Statement of Stockholders' Equity ...................... F-4
     Consolidated Statements of Cash Flows ............................... F-5
     Notes to Consolidated Financial Statements .......................... F-6


(ii) Financial Statement Schedules: None.

(iii) Exhibits:

      The following exhibits are filed with this Annual Report or are incorporated herein by reference:


Exhibit No.       Description

3.01 Certificate of Incorporation of the Company is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. ?) filed ?), Item , Exhibit 3.01.

3.02 Bylaws of the Company is incorporated herein by reference from the Company's Registration Statement on Form SB-2 (SEC File No. ?))
         filed ?), Item, Exhibit 3.02.





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


(iv) Report on Form 8-K


On June 19, 2003, we filed a report on Form 8-K related to our acquisition of Westmeria Health Care Limited.

On July 14, 2003, we filed a report on Form 8-K/A related to our acquisition of Westmeria Health Care Limited.

On August 25, 2004, we filed a report on Form 8-K related to our change of fiscal year end date to 31 January.

On September 19, 2004, we filed a report on Form 10QSB relating to our results for the three and nine months ended 31 July 2004.

On September 24, 2004, we filed a report on Form 8-K/A which related to the financial results for the year ended 31 January 2004 and the three months ended 30 April 2004 of Westmeria Health Care Limited, a wholly owned subsidiary of True Health Inc.

On September 25, 2004, we filed an amended report on Form 8-K/A which related to the financial results for the year ended 31 January 2004 and the three months ended 30 April 2004 of Westmeria Health Care Limited, a wholly owned subsidiary of True Health Inc.

On October 27, 2004, we filed a report on Form 8-K which related to outstanding correspondence with our previous auditor.

On November 21, 2004, we filed a report on Form 8-K/A which related to outstanding correspondence with our previous auditor.

On December 12, 2004 we filed a report on Form 8-K/A which related to outstanding correspondence with our previous auditor.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Malone & Bailey, PLLC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal years ended January,31 2003 and January,31 2004. Malone & Bailey, PLLC has performed the following services and has been paid the following fees for these fiscal years.

AUDIT FEES
Malone & Bailey, PLLC was paid aggregate fees of approximately $0 during the fiscal year ended January 31, 2003 and approximately $12,000 for the fiscal year ended January 31, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

AUDIT-RELATED AND OTHER FEES
Malone & Bailey, PLLC was not paid any additional fees for fiscal 2004 and 2003 for non-audit services.




                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
  True Health, Inc.
  Beckenham, Kent, United Kingdom

We have audited the accompanying consolidated balance sheet of True Health, Inc. as of January 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of True Health's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of True Health as of January 31, 2004 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that True Health will continue as a going concern. As shown in the financial statements, True Health incurred net losses of $1,068,884 and $181,035 during the years ended January 31, 2004 and 2003, and as of January 31, 2004, True Health's current liabilities exceeded its current assets by $255,335. These factors raise substantial doubt about True Health's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

April 8, 2004




                             TRUE HEALTH, INC.
                        CONSOLIDATED BALANCE SHEET
                             January 31, 2004


                  ASSETS

Current Assets
  Cash                                                              $   256,647
  Accounts receivable, net                                              696,817
  Inventory                                                             104,909
  Other                                                                  72,500
                                                                    -----------
         Total Current Assets                                         1,130,873

Equipment, net of accumulated depreciation of $367,048                  245,455
                                                                    -----------
                                                                    $ 1,376,328
                                                                    ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Note payable to factor                                            $   395,739
  Current portion of notes payable                                      333,157
  Accounts payable                                                      119,026
  Accrued expenses                                                      257,129
  Advances from stockholder                                             281,157
                                                                    -----------
         Total Current Liabilities                                    1,386,208
Long-term portion of notes payable                                      135,904
                                                                    -----------
         Total Liabilities                                            1,522,112
                                                                    -----------

Commitments


Stockholders' Deficit
  Common stock, $.01 par value, 100,000,000
    shares authorized, 49,698,330
    shares issued and outstanding                                       496,983
  Paid in capital                                                       534,273
  Retained deficit                                                  (1,139,424)
  Accumulated other comprehensive loss                              (   37,616)
                                                                    -----------
         Total Stockholders' Deficit                                  (145,784)
                                                                    -----------
                                                                    $ 1,376,328
                                                                    ===========

See accompanying summary of accounting
policies and notes to financial statements.

                                                  TRUE HEALTH, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        Years Ended January 31, 2004 and 2003

                                                                                2004                      2003
                                                                                -----------            -----------
Revenue
     - Equipment rentals and sales                                                $ 1,295,347           $   762,889
     - Gross fees from radiographer services                                       2,662,524               233,632
     - Other                                                                          34,133                35,368
                                                                                 -----------           -----------
         Total Revenues                                                            3,992,004             1,031,889
                                                                                 -----------           -----------

Cost of equipment sold                                                               273,388               129,008
Cost of radiographer services                                                      2,091,317               165,754
General and administrative
  - non-cash professional fees                                                       500,394
  - other                                                                          2,042,303              827,803
Depreciation                                                                         116,652               98,603
                                                                                -----------             -----------
         Total operating expenses                                                 5,024,054           1,221,168
                                                                                -----------             -----------
         Operating loss                                                          (1,032,050)            (189,279)

Interest income                                                                          20                 49
Interest expense                                                                  ( 36,854)            ( 14,423)
                                                                                -----------              -----------
         Loss before income taxes                                                 (1,068,884)             (203,654)

Income tax recovery                                                                                     ( 23,619 )
                                                                                -----------             -----------
         NET LOSS                                                               $(1,068,884)            $  (180,035)
                                                                                ===========               ===========

Basic and diluted loss per share                                                       $(.02)                $(.01)

Weighted average shares outstanding                                              44,134,904               37,500,000



See accompanying summary of accounting
policies and notes to financial statements.

                             TRUE HEALTH, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      Years Ended January 31, 2004 and 2003

                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                       Common Stock            Paid in       Retained       Income
                                    Shares          Par        Capital       (Deficit)      (Loss)        Totals
                                  ----------    ---------       --------     ---------      -------      --------
Balances,
    January 31, 2002              37,500,000      $375,000    $(374,839)      $109,495      $(2,225)      $107,431

Imputed interest on
  stockholder loans                                               5,115                                      5,115

Net loss                                                                      (180,035)                   (180,035)

Foreign currency
  translation                                                                                 2,163          2,163
                                                                                                          --------
  Comprehensive loss                                                                                      (177,872)
                                  ----------     ---------     --------      ---------      -------       --------
Balances,
    January 31, 2003             37,500,000       $375,000      $(369,724)    (70,540)     (62 )       $(65,326 )

Stock contributed by
  majority shareholder            (5,148,750)      (51,488)      51,488

Stock issued for debt              4,420,500        44,205      212,988                                    257,193

Deemed distribution to
  majority shareholder
  by transfer of paid-in
  capital to debt                                              (257,193)                                  (257,193)

Reorganization
  - shares issued for
    public shell                     259,126         2,591       (2,591)
  - shares issued for
    services in the
    merger                         2,985,000        29,850      (29,850)

Stock issued for
    services                       7,652,000        76,520      366,730                                    443,250

Warrants issued for
  services                                                       57,144                                     57,144

Imputed interest on
  shareholder loans                                              10,336                                     10,336

Warrants exercised
  for cash                         2,030,454        20,305      494,945                                    515,250

Net loss                                                                    (1,068,884)                 (1,068,884)

Foreign currency
  translation                                                                               (37,554)       (37,554)
                                                                                                        ----------
  Comprehensive loss                                                                                    (1,106,438)
                                  ----------      --------     --------    -----------     --------     ----------
Balances,
  January 31, 2004                49,698,330      $496,983     $534,273    $(1,139,424)    $(37,616)    $( 145,784)
                                 ==========       ========     ========    ===========     ========     ==========

See accompanying summary of accounting
policies and notes to financial statements.

                                                  TRUE HEALTH, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                        Years Ended January 31, 2004 and 2003

                                                                                   2004                  2003
                                                                                -----------             -----------
Cash Flows From Operating Activities
  Net income (loss)                                                             $(1,068,884  )          $(  180,035 )
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                                   116,652                    98,603
    Stock issued for services                                                        443,250
    Stock warrants issued for services                                                57,144
    Imputed interest on shareholder debt                                              10,336                 5,115
    Changes in:
         Accounts receivable                                                      (  486,787)           (   50,180)
         Inventory                                                                     5,176            (  104,792)
         Income tax refund receivable                                                 25,719            (   25,719)
         Other current assets                                                     (   70,387)                2,118
         Accounts payable                                                             8,017                  91,957
         Accrued expenses                                                           188,265             (   22,942  )
         Income taxes payable                                                                           (   25,822)
                                                                                -----------               -----------
  Net Cash From (Used in) Operating Activities                                    (  771,499)           (  211,697)
                                                                                -----------               -----------
Cash Flows Used in Investing Activities
  Purchase of equipment                                                           (  121,663)          (  105,965)
                                                                                -----------                  -----------
Cash Flows From Financing Activities
  Proceeds from exercise of warrants for stock                                       515,250
  Proceeds from stockholder advances                                                 178,867               180,237
  Net change in note payable to factor                                               306,710                89,029
  Proceeds on notes payable                                                          190,430                67,464
  Payments on notes payable                                                       (    4,149)           (   11,572)
                                                                                -----------             -----------
  Net Cash From (Used in) Financing Activities                                     1,187,108               325,158
                                                                                -----------              -----------
Effect of exchange rate changes on cash                                           (   37,554)           (    7,241)
                                                                                 -----------           -----------
Net change in cash                                                               256,392                      255
Cash at beginning of year                                                        255                            0
                                                                                -----------              -----------
Cash at end of year                                                              $   256,647         $       255
                                                                                ===========               ===========
Cash paid during the year for:
  Interest                                                                       $    36,854          $     9,726
  Income taxes                                                                                           25,822

Non-cash financing and investing activities:
  Purchase of vehicle financed by dealership                                     $    10,000


See accompanying summary of accounting
policies and notes to financial statements.




                             TRUE HEALTH, INC.
                      NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Westmeria Health Care Limited (Westmeria) was incorporated in England and Wales in 1996. Westmeria rents and sells equipment to hospitals, clinics and nursing homes. The equipment includes orthopedic mattresses, cushions, bed hoists, pumps and other bed accessories. Beginning in fiscal 2003, Westmeria also began placing and leasing radiographers (radiologists) with hospitals and clinics.

Westmeria entered into a reorganization with an inactive publicly-traded United States corporation, True Health, Inc. (True Health) on June 27, 2003. In this transaction, True Health issued 37,500,000 shares to Westmeria shareholders in exchange for 100% of the outstanding Westmeria stock. Because Westmeria shareholders ended up with over half the resulting total stock outstanding, this transaction is accounted for as a recapitalization of Westmeria. Westmeria became a wholly-owned subsidiary of True Health.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of January 31, 2004.

Revenue Recognition. Rental revenue is recognized over the rental term, generally by the month. Product sales are recognized when the product is shipped. For placed and leased personnel, revenue is recognized when all placement conditions have been met or as the leased employee performs services and wages or contractor payments are incurred.

Allowance For Doubtful Accounts. True Health analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Inventories. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in fiscal 2004 or 2003.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Stock options and warrants. True Health accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. True Health accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, True Health recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if True Health had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                     2004                  2003
                                                                   -----------            ----------
         Net loss as reported                                      $(1,068,884)            $(180,035)
         Less:    stock based compensation
                  determined under fair value-
                  based method                                               -                     -
                                                                   -----------            ----------
              Pro forma net loss                                   $(1,068,884)            $(180,035)
                                                                   ===========            ==========
         Basic and diluted net loss per common share:
              As reported                                                $(.02)                $(.01)
              Pro forma                                                  $(.02)                $(.01)

The weighted average fair value of the stock options granted during 2004 was $.77. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, respectively, (2) expected option life is 10 years, (3) expected volatility is 131%, and (4) zero expected dividends. There were no options issued or outstanding in fiscal 2003.

Earnings per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were common stock equivalents during fiscal 2004 but they were not counted as their effect would be anti-dilutive.

Segment reporting. True Health operates two lines of business, but its internal reporting does not formalize the separation of these two lines into separate reporting divisions for management purposes. Thus, discrete financial information by segment is not readily available and segment reporting is not required.

Foreign currency. True Health designates the United Kingdom pound as their functional currency because most transactions, including most inventory purchases and all sales are conducted in U.K. pounds. Transactions are translated to U.S. dollars for reporting purposes using current rates of exchange for assets and liabilities. Income and expense elements are translated at average rates that approximate the rates in effect on the transaction dates. Equity transactions are translated at historical rates.

Transactions in foreign currencies are recorded using the rate of exchange at the date of the transaction. Aside from a U.S. dollar bank account, there were no monetary assets or liabilities denominated in foreign currencies as of January 31, 2004.

Recently issued accounting pronouncements. True Health does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.

Economic risk. All revenues are earned from the health care industry within the United Kingdom.


NOTE 2 - GOING CONCERN

True Health incurred net losses of $1,068,884 and $180,035 during fiscal 2004 and 2003, and as of January 31, 2004, True Health's current liabilities exceeded its current assets by $255,335. Because of these conditions, True Health will require additional working capital to develop business operations. During February 1 - April 8, 2004, True Health received $475,000 from the exercise of warrants issued in fiscal 2004. In addition, True Health intends to raise additional working capital either through private placements, public offerings and/or bank financing.

These conditions raise substantial doubt about True Health's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should True Health be unable to continue as a going concern.


NOTE 3 - PROPERTY AND EQUIPMENT

                            Depreciation
                                Lives
                             ------------
         Rental equipment      4 years                        $ 405,423
         Office equipment  3 - 5 years                          166,112
         Vehicles              4 years                           40,968
                                                              ---------
                                                                612,503
         Less:  accumulated depreciation                       (367,048)
                                                              ---------
                                                              $ 245,455
                                                              =========



NOTE 4 - NOTE PAYABLE TO FACTOR

True Health maintains a credit line with Venture Finance PLC (Venture) which involves the sale of True Health's eligible trade accounts receivable to Venture at a 0.4% discount rate, with 85% of each account available in cash. Interest is charged at prime + 1.75%. There are minimum per-quarter factoring fees. Accounts not promptly collected must be repurchased by True Health. Because of this mandatory recourse provision, this agreement is treated as a financing arrangement with the sold receivables carried as assets by True Health, and the net uncollected amount advanced by Venture to True Health as a loan. All discounts are treated as interest expense.


NOTE 5 - NOTES PAYABLE

  Credit line payable to HSBC Bank PLC in London, England, with interest at bank's prime rate + 2%, collateralized by substantially all assets, but subordinated to the factor's interest, and repayable in monthly installments of approximately $4,160 per month plus interest. The maximum credit under this agreement is $182,721, and the
  agreement expires December 2007.                                                                   $182,721

  HSBC Bank PLC checking account overdraft credit line, limited to approximately
  $18,168 beyond the above credit line maximum amount, with interest payable at bank's prime rate + 2%, secured by substantially all assets, with no
  specific repayment terms.                                                                           264,773

  Three capitalized vehicle leases, with monthly payments due of approximately
  $722 including interest at 10% APR, collateralized by vehicles with a cost of approximately
  $36,336.                                                                                             21,567
                                                                                                     --------
         Total                                                                                       $469,061
         Less:  amounts due within one year                                                          (333,157)
                                                                                                     --------
         Long-term portion of notes payable                                                          $135,904
                                                                                                     ========

Future principal repayments are due in the years ended:
                                                                             January 31, 2006         $62,769
                                                                                         2007          54,798
                                                                                         2008          18,337
                                                                                                     --------
                                                                                                     $135,904
                                                                                                     ========


NOTE 6 - ADVANCES FROM STOCKHOLDER

During fiscal 2003, the majority stockholder and several key employees periodically advanced amounts to True Health for operating capital. In June
2003, the key employees purchased 4,420,500 shares from the previously sole shareholder by exchanging $257,193 in amounts previously advanced. These advances were thus transferred to the majority stockholder who now holds all of this debt. During fiscal 2004, the majority stockholder advanced additional amounts. These advances bear no interest, and 6% and 10% imputed interest charges have been added as an increase to stockholders' equity for fiscal 2004 and 2003, respectively.

As of January 31, 2004, a company 100%-owned by True Health's majority shareholder owed True Health $115,347. This has been netted against the monies owed by True Health on its balance sheet as of January 31, 2004.



NOTE 7 - INCOME TAXES

True Health uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.



Income tax is composed of:
                                                                                  2004                   2003
                                                                                  ----------        ----------
         Current income tax (recovery)                                             $        0        $  (23,619)
         Deferred income tax                                                                0                0
                                                                                  ----------        ----------
                                                                                   $        0        $  (23,619)
                                                                                  ==========        ==========

The following is a reconciliation of the effective income tax rate:

                                                                                  2003                 2002
                                                                                  ----------        ----------
United Kingdom statutory income tax rate                                                 0.0%             (19.0)%
Increase (decrease) in tax rate resulting from:
  Limited by refundable taxes paid in prior years                                                           7.4
                                                                                  ----------        ----------
                                                                                         0.0%             (11.6)%
                                                                                  ==========        ==========

The net operating loss carryforward in the United Kingdom and the United States at January 31, 2004 is approximately $400,000 and $600,000, respectively.
Carryforwards in each country expire in 2022 - 2023.



NOTE 8 - COMMON STOCK

Westmeria entered into a reorganization with an inactive publicly-traded United
States corporation, True Health, Inc. (True Health) on June 27, 2003. In this transaction, True Health issued 37,500,000 shares to Westmeria shareholders in exchange for 100% of the outstanding Westmeria stock. Because Westmeria shareholders ended up with over half the resulting total stock outstanding, this transaction is accounted for as a recapitalization of Westmeria. Westmeria became a wholly-owned subsidiary of True Health.

Immediately prior to this transaction, the sole shareholder of Westmeria sold
4,420,500 of his personal Westmeria shares to key employees in exchange for $257,193 of prior amounts loaned to Westmeria, and issued another 728,250 shares to a key employee for past services performed. These shares issued for services have been recorded at the same approximately $.058 per share as the shares issued for cash, or $42,186. Because these transactions involve Westmeria shares and employees, these 5,148,750 shares will be shown as a deemed contribution by the sole shareholder to Westmeria and the $257,193 debt transfer from these key employees to the now-majority shareholder as a deemed distribution.

Also in connection with this True Health transaction, 3,000,000 warrants were issued to consultants for services to be performed. 1,000,000 of these warrants are exercisable at $.001 per share, or $1,000. These warrants are recorded as compensation expense in June 2003 of $57,144. The other 2,000,000 warrants are at exercise prices ranging from $.40 to $1 per share, and no compensation expense will be recorded for them.

Subsequent to this reorganization, 2,030,454 warrants were exercised for $515,250 cash proceeds.

Imputed interest on the shareholder loans of $10,336 and $5,115 was recorded as a shareholder contribution in fiscal 2004 and 2003, respectively.




NOTE 9 - STOCK OPTIONS AND WARRANTS

True Health adopted its Stock Option Plan in July 2003. It reserves options for up to 2,000,000 shares of common stock, to be awarded to non-employee consultants for services rendered. No shares have been issued under the Plan as of May 17, 2004.

Under this plan, True Health issued a total of 520,500 options to employees in November 2003 and January 2004. These options vest 100% after 3 years from the grant dates, and have a subsequent life of 7 years. Employees who leave the Company before the third anniversary of the grant dates forfeit their options.

True Health also issued 3,000,000 stock warrants to consultants during July
2003.

No options or warrants were issued prior to the above issuances.

True Health uses the intrinsic value method of calculating compensation expense for employees. During fiscal 2004, no compensation expense was recognized for the issuance of options issued to employees, because no options vested during the period.

The warrants issued to consultants were recorded at fair value. The compensation cost recorded for these warrants was $57,144 based on the Black-Scholes option pricing model.

The weighted average fair value of the stock options granted during 2004 was $.77, however no expense was recorded because none of these options has vested yet. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, respectively, (2) expected option life is 10 years, (3) expected volatility is 131%, and (4) zero expected dividends. There were no options issued or outstanding in fiscal 2003.

Summary information regarding options and warrants is as follows:

                                                                        Weighted Weighted
                                                             Average      Average
                                                              Share        Share
                                                 Options       Price       Warrants            Price
                                               --------        -----        ----------          -----
Year ended January 31, 2004:
  Granted                                       520,500        $.77      3,000,000              $ .40
  Exercised                                                                 (2,030,454)          .25
  Forfeited                                    ( 67,500)        .71
                                               --------        -----        ----------          -----
Outstanding, year ended
  January 31, 2004                              453,000        $.78            969,546          $ .71
                                            ========           =====        ==========          =====

     Options outstanding and exercisable as of January 31, 2004:

                                                        - - Outstanding - -             Exercisable
                                                   No. of             Remaining         Number of
                  Exercise Price                   Shares                life             Shares
                                                     ---------         ---------       ----------
                      $ .67                            245,500          10 years                0
                        .94                            207,500          10 years              0
                                                  ---------            ---------
                                                       453,000                                  0
                                                     =========                          =========


     Warrants outstanding and exercisable as of January 31, 2004:

                                                        - - Outstanding - -             Exercisable
                                                   No. of             Remaining         Number of
                  Exercise Price                Shareslife             Shares
                                                     ---------         ---------       ----------
                      $ .55                            319,546           3 years          319,546
                        .75                            550,000           3 years        550,000
                       1.00                            100,000           3 years        100,000
                                               ---------               ---------
                                                       969,546                            969,546
                                                     =========                          =========

NOTE 10 - COMMITMENTS

True Health leases its facility under an operating lease agreement which expires in 2009. Total minimum rental commitments as of January 31, 2004 are $68,088 in each of fiscal 2005, 2006, 2007 and 2008. Total rent expense was $63,593 and $24,217 in fiscal 2004 and 2003, respectively.


NOTE 11 - MAJOR CUSTOMERS AND VENDORS

True Health sold 10% and 24% in fiscal 2004 and 2003 sales, respectively, to one customer. In fiscal 2003, Westmeria sold 14%, 11% and 10% of its sales to 3 other customers.

True Health purchased 11% and 10% from two major vendors during fiscal 2003.

No other customers or vendors accounted for as much as 10% of sales or cost of sales in fiscal 2004 or 2003.


NOTE 12 - SUBSEQUENT EVENTS

In February and March 2004, an additional 718,545 warrants were exercised for cash proceeds of $475,750.





                           PART II - OTHER INFORMATION



ITEM ?.    EXHIBITS AND REPORTS ON FORM 10-KSB

                                                     SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  May,14 2004


                                               TRUE HEALTH, INC.

                                               BY: David Francis
                                                  -------------------
                                                  David Francis, CEO



                                               BY: Ian Wylie
                                                   ------------------
                                                   Ian Wylie, CFO




                                  Exhibit ?

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2003

I, David Francis, certify that:

1. I have reviewed the quarterly report on Form 10-KSB of True Health, Inc. for the period ended January 31, 2004 (this
         "Report");

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

Dated: May,14 2004


David Francis
--------------------------------------
David Francis, CEO


                                  Exhibit ?

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2003

I, Ian Wylie, certify that:

7. I have reviewed the quarterly report on Form 10-KSB of True Health, Inc. for the period ended January 31, 2004 (this "Report");

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


Dated: May,14 2004



Ian Wylie
--------------------------------------
Ian Wylie, CFO




                                   Exhibit ?

         Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2003

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of True Health, Inc. ("True Health"), that, to his knowledge, the quarterly report on Form 10-KSB of True Health, Inc. for the period ended January 31, 2004, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of True Health.

Dated: May,14 2004


David Francis
--------------------------------------
David Francis, CEO


Ian Wylie
--------------------------------------
Ian Wylie, CFO