Form 10QSB
period 2004-04-30
TRUE HEALTH INC
filed 2004-06-15
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

 -------- ---------------------------------------------------------------------
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004
 -------- ---------------------------------------------------------------------
          OR
 -------- ---------------------------------------------------------------------
 [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
 -------- ---------------------------------------------------------------------
          For the transition period from to
 -------- ---------------------------------------------------------------------

                         COMMISSION FILE NUMBER: 0-30351

                                True Health, Inc.
             (Exact name of registrant as specified in its charter)

 -------------------------------------------------- ---------------------------
           Utah                                               75-2263732
 -------------------------------------------------- ---------------------------
 (State of other jurisdiction                       (IRS Employer Identification
  of incorporation or organization)                  Number)
 ------------------------------------------------- ----------------------------

                          Kelsey House, 77 High Street
                                 Beckenham, Kent
                                   UK BR3 1AN
                    (Address of principal executive offices)

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
                           Yes [ x ]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of April 30, 2004:      50,416,875




                                 TRUE HEALTH INC
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2004
                                   (unaudited)

ASSETS
Current Assets
  Cash                                                                                          $ 340,386
  Accounts receivable, net                                                                        775,516
  Inventory                                                                                       242,720
  Income tax refund receivable                                                                          0
  Other                                                                                            19,601
                                                                                              -----------
         Total Current Assets                                                                   1,378,223

Equipment, net of accumulated depreciation                                                        250,680
                                                                                              -----------
                                                                                               $1,628,903
                                                                                              ===========

LIABILITIES AND STOCKHOLDERS' SURPLUS

Current Liabilities

  Note payable to factor                                                                        $ 451,339
  Current portion of notes payable                                                                231,833
  Accounts payable                                                                                 60,911
  Accrued expenses                                                                                303,832
  Amounts payable to stockholder                                                                  218,762
                                                                                              -----------
         Total Current Liabilities                                                              1,266,667

Long-term portion of notes payable                                                                111,543
                                                                                              -----------
         Total Liabilities                                                                      1,378,220
                                                                                              -----------

Commitments


Stockholders' Equity
  Common stock, $.01 par value; 100,000,000 shares
  authorized; 50,416,875 shares issued and outstanding                                            504,169
  Additional paid in capital                                                                    1,002,088
  Accumulated deficit                                                                          (1,227,546)
  Accumulated other comprehensive loss                                                            (28,028)

                                                                                              -----------
  Total Stockholders' Equity                                                                      250,683
                                                                                              -----------
                                                                                               $1,628,903
                                                                                              ===========




                                 TRUE HEALTH INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended April 30, 2004 and 2003
                                   (unaudited)

                                                                                     Three Months Ended
                                                                                   2004                 2003
                                                                                  ----------           ---------
Revenue
- Equipment rentals and sales                                                      $ 496,375           $ 316,299
- Radiographer services and placement fees                                         1,151,075             244,068
- Other                                                                               10,139               7,876
                                                                                  ----------           ---------
                                                                                   1,657,589             568,243
                                                                                  ----------           ---------

Cost of sales                                                                      1,061,799             282,665
General and administrative                                                           656,018             357,582
Depreciation                                                                          25,773              27,911
                                                                                  ----------           ---------
  Total operating expenses                                                         1,743,590             668,158
                                                                                  ----------           ---------
         Net Operating Loss                                                          (86,002)            (99,915)

Interest income                                                                        2,868                  19
Interest expense                                                                      (5,885)          (  17,461)
                                                                                  ----------           ---------
Net loss before taxes                                                                (89,019)           (117,357)

Income tax recovery                                                                      897                   0
                                                                                  ----------           ---------
Net Loss                                                                           $ (88,122)         $( 117,357)
                                                                                  ==========           =========

Basic and diluted loss
  per share                                                                       $(.00)               $(.00)

Weighted average shares
  outstanding                                                                      50,224,839         37,500,000





                                 TRUE HEALTH INC
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                   Three Months Ended April 30, 2004 and 2003
                                   (unaudited)

                                                                                      2004               2003
                                                                                   ---------          ---------
Cash Flows From Operating Activities
  Net loss                                                                       $(   88,122)         ( 117,357)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                      25,773             27,911

    Imputed interest on shareholder notes payable                                     (1,822)             7,687

    Changes in:
         Accounts receivable                                                         (78,699)          ( 84,786
      Inventory                                                                     (137,810)            19,510

         Other current assets                                                         52,898            (16,145)
         Accounts payable                                                            (58,116)            20,589

      Accrued expenses                                                                46,703             20,220
                                                                                   ---------          ---------
  Net Cash Used In Operating Activities                                             (239,193)          (122,371)
                                                                                   ---------          ---------
Cash Flows Used in Investing Activities

  Purchase of equipment                                                              (30,997)           (36,330)
                                                                                   ---------          ---------
Cash Flows From Financing Activities

  Proceeds from exercise of warrants for stock                                       475,000            115,224
  Net change in stockholder advances                                                 (60,573)
  Net change in note payable to factor                                                55,600              2,537
  Proceeds on notes payable                                                                0             56,148
  Payments on notes payable                                                         (125,685)           (14,417)
                                                                                   ---------          ---------

  Net Cash Provided By Financing Activities                                          344,342            159,492
                                                                                   ---------          ---------

Currency translation adjustment                                                        9,588                302
                                                                                   ---------          ---------

Net change in cash                                                                    83,739                489
Cash at beginning of period                                                          256,647                255
                                                                                   ---------          ---------
Cash at end of period                                                              $ 340,386          $     734
                                                                                   =========          =========





                                 TRUE HEALTH INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of True Health Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in True Health, Inc.'s Annual Financial Statements filed with the SEC on Form 10-K and in respect of the comparative period, the significant acquisition statement filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end to January,31 2004, as reported in the Form 10-K, have been omitted.



NOTE 2 - STOCK WARRANTS


True Health accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. During the three months ended April 30, 2004 and 2003, there were no warrants issued for services.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include indications regarding our intent, belief or current expectations, including our plans with respect to the sourcing, manufacturing, marketing and distribution of our products and services, the belief that current levels of cash and cash equivalents together with cash from operations and existing credit facilities will be sufficient to meet its working capital requirements for the next twelve months, our expectations with respect to the performance of the counterparties to its letter of credit agreements, our plans to invest in derivative instruments and the collection of accounts receivable, our beliefs and intent with respect to and the effect of changes in financial accounting rules on its financial statements. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the our control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, which include, among other things, (i) changes in the marketplace for our products and services, (ii) the introduction of new products or pricing changes by our competitors, (iii) changes in exchange rates, and (iv) changes in the economy. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Quarterly Report on Form 10-QSB, whether as a result of new information, future events or circumstances or otherwise.

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


Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

Revenue

Total revenue for the three months ended April 30, 2004 grew to $1,657,589. This represents an increase of $1,089,346, or 192%, when compared to revenue of $568,243 for the three months ended April 30, 2003.

The equipment rentals and sales segment's revenue increased by $180,076, or 57%, in the three months ended April 30, 2004, compared to the three months ended April 30, 2003. This increase reflects the growth in the business over the past year which mainly arose from an increase in the customer base and through our geographic expansion via our Distributor Network.

Revenue from the radiographer services and placement segment increased by $907,007 to $1,151,075 for the 3 months ended April 30, 2004. This represents a 372% increase on the three months to April 30, 2003.

Cost of sales

Cost of sales for the three months ended April 30, 2004, compared to the three months ended April 30, 2003 are as follows:


                                  Three months ended          Three months ended
                                    April 30, 2004              April 30, 2003

Equipment rentals and sales         $114,487  23.1%             $103,471  32.7%

Radiographer services and            947,312  82.3%             $179,193  73.4%
  - placement fees

Total                               $1,061,799  64.1%            $282,664  49.7%


The revenue for the three months to April 30, 2004 was comprised of 70% Radiographer services and placement fees and 30% equipment, compared with 43% and 56% respectively for this time last year. The total Gross Profit increased by 109% in the first quarter to (pound)595,790 compared with the three months ended April 30, 2003 of (pound)285,578.

General and administrative overheads

General and administrative overheads have increased by $298,436 to $656,018 for the three months to April 30, 2004, compared to overheads of $357,582 for the three months to April 30, 2003.

The main reasons for this increase are as follows:

o An increase in sales staff, as an investment to continuing the growth in revenues;
o An increase in experienced employees and Directors in order to support the expansion of business in a controlled way;
o An increase in other office related costs reflecting the increase in staff and revenues;
o Set-up and ongoing costs for a decontamination plant to support the growth in the equipment rental business; and
o Increase in costs associated with additional warehousing and inventory storage facilities.

The increase in general and administrative overheads for the three months ended April 30, 2004 is more than compensated for by the increase in revenues less cost of sales in the same period last year.

Interest expense

Net Interest expense of $3,017 for the three months to April 30, 2004, has reduced by $14,425, or 83%, compared with $17,442 for the three months to April 30, 2003. This improvement has been mainly due to the investment from shareholder over the last year.

Liquidity and Capital Resources

We have relied primarily on asset-based borrowings, internally generated funds, stockholder loans and trade credit to finance our operations. Our capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. Our working capital position has improved significantly from a deficit of $255,335 as of January 31, 2004 to a surplus of $111,556 as of April 30, 2004. This improvement of $366,891 has been due to the contribution of proceeds from shareholders. As of April 30, 2004, we had cash and cash equivalents of $340,386 compared to $734 as of April 30, 2003.

Operating Cash Flow

Net cash used in operating activities for the three months ended April 30, 2004 was $239,193 compared with net cash used of $122,371 for the three months ended April 30, 2003. The increase is primarily due to the rise in inventories in order to meet future orders, accounts receivable and the loss for the period.

Credit Facilities

We have a loan agreement with bankers, HSBC, for a term loan that advanced (pound)130,000 in January 2003 and is due for repayment by November 2007. The loan attracts variable rate interest of 2% over UK base rate and there is a floating charge over the assets of the Company (6.25% at April 30, 2004).

We also have an accounts receivable factoring arrangement with Venture Finance which is secured by a floating charge over our assets. This facility has attracts variable rate interest of 1.75% over UK base rate (6.00% at April 30, 2004).

We believe that current levels of cash and cash equivalents ($340,386 at April 30, 2004) together with cash from operations and funds available under our credit facilities, will be sufficient to meet our capital requirements for the next 12 months.


ITEM 3. CONTROLS AND PROCEDURES

At April 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

(b) Report on Form 10-KSB

On May 17, 2004, we filed a report on Form 10-KSB relating to our results for the year ended January 31, 2004.


                                                     SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  June 14, 2004.

                                               TRUE HEALTH, INC.

                                               BY: David Francis
                                                  -------------------
                                                  David Francis, CEO



                                               BY: Ian Wylie
                                                   ------------------
                                                   Ian Wylie, CFO



                                  Exhibit 31.1

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, David Francis, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended April 30, 2004 (this "Report");

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

Dated: June 14, 2004


David Francis
--------------------------------------
David Francis, CEO


                                  Exhibit 31.2

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Ian Wylie, certify that:

7. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended April 30, 2004 (this "Report");

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


Dated: June 14, 2004


Ian Wylie
--------------------------------------
Ian Wylie, CFO



                                   Exhibit 32

         Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of True Health, Inc. ("True Health"), that, to his knowledge, the quarterly report on Form 10-QSB of True Health, Inc. for the period ended April 30, 2004, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of True Health.

Dated: June 14, 2004

David Francis
--------------------------------------
David Francis, CEO




Ian Wylie
--------------------------------------
Ian Wylie, CFO