Form 10QSB
period 2004-07-31
TRUE HEALTH INC
filed 2004-09-20
CIK 1110607

=============================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

 -------- ---------------------------------------------------------------------
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004
 -------- ---------------------------------------------------------------------
          OR
 -------- ---------------------------------------------------------------------
 [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
 -------- ---------------------------------------------------------------------
          For the transition period from to
 -------- ---------------------------------------------------------------------

                         COMMISSION FILE NUMBER: 0-30351

                                True Health, Inc.
             (Exact name of registrant as specified in its charter)

-------------------------------------------------- ----------------------------
       Utah                                               75-2263732
-------------------------------------------------- ----------------------------
(State of other jurisdiction                       (IRS Employer Identification
 of incorporation or organization)                  Number)
-------------------------------------------------- ----------------------------

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
                           Yes [ x ]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of

 July 31, 2004:      51,416,875

          =============================================================

                                TRUE HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2004
                                   (unaudited)

ASSETS

Current Assets
  Cash                                                                                        $    48,181
  Accounts receivable, net                                                                        980,197
  Inventory                                                                                       241,334
  Other                                                                                            98,110
                                                                                              -----------

         Total Current Assets                                                                   1,367,823
                                                                                              -----------

Equipment, net of accumulated depreciation                                                        253,535
                                                                                              -----------

TOTAL ASSETS                                                                                  $ 1,621,358
                                                                                              ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable to factor                                                                      $   671,584
  Current portion of notes payable                                                                136,506
  Accounts payable                                                                                195,045
  Accrued expenses                                                                                314,371
  Accounts payable to stockholder                                                                 127,174
                                                                                              -----------

         Total Current Liabilities                                                              1,444,680
                                                                                              -----------

Long-term portion of notes payable                                                                135,223
                                                                                              -----------

         Total Liabilities                                                                      1,579,903
                                                                                              -----------

Stockholders' Equity
  Common stock, $.01 par value; 100,000,000 shares
  authorized; 51,416,875 shares issued and outstanding                                            514,169
  Additional paid in capital                                                                    1,592,088
  Accumulated deficit                                                                          (2,050,628)
  Accumulated other comprehensive loss                                                            (14,174)
                                                                                              -----------

  Total Stockholders' Equity                                                                       41,455
                                                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 1,621,358
                                                                                              ===========


                                TRUE HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended July 31, 2004 and 2003
                                   (unaudited)




                                 Three Months Ended                  Six Months Ended
                               2004              2003             2004             2003
                             ----------        ----------        ----------      ----------
Revenue
- Equipment rentals and sales   $  510,403        $  281,350       $ 1,006,777      $  597,650
- Radiographer services
     and placement fees    1,095,665                 571,495         2,246,740           815,562
- Other                    10,624                      8,720            20,763            16,596
                          ----------               ----------        ----------      ----------

Total Revenues             1,616,692                 861,565         3,274,281         1,429,808
Cost of sales              1,032,943                 497,868         2,094,743           780,532
                          ----------               ----------        ----------      ----------

Gross margin               583,749                   363,697         1,179,538           649,276
                          ----------               ----------        ----------      ----------

General and administrative
- Non-cash professional fees 600,000                 499,448           600,000          499,448
- Other                    749,322                   411,541         1,405,340           767,868
Depreciation               35,465                     30,251            61,238            58,173
                          ----------               ----------        ----------      ----------

  Total operating expenses 1,384,787                 941,240         2,066,578         1,325,489
                          ----------               ----------        ----------      ----------

Net Operating Loss         (801,038)                (577,543)         (887,040)         (676,213)

Interest income            0                               0                 0                19
Interest expense           (21,147)                  (20,611)          (24,164)          (38,072)
                          ----------               ----------        ----------      ----------

Net loss before taxes      (822,185)                (598,154)         (911,204)         (714,266)

Income tax expense         (897)                                             0
                          ----------               ----------        ----------      ----------

Net Loss                   $ (823,082)              (598,154)       $ (911,204)       $ (714,266)
                          ==========                ==========        ==========      ==========

Basic and diluted loss
     per share             $    (0.02)          $    (0.00)       $    (0.02)$    (0.01)

Weighted average shares
     outstanding           51,123,397             40,889,292        50,679,055        39,194,646








                                TRUE HEALTH, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                     Six Months Ended July 31, 2004 and 2003
                                   (unaudited)

                                                                                   2004                  2003
                                                                                  ----------             ---------
Cash Flows From Operating Activities
  Net loss                                                                         $(911,204)            $(714,266)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                      61,232                58,173
    Stock issued for services                                                        600,000               442,247
    Stock warrants issued for services                                                     -                57,144
    Imputed interest on shareholder notes payable                                      6,421                15,497
    Changes in:
         Accounts receivable                                                        (283,380)             (161,325)
         Inventory                                                                  (136,425)               42,731
         Other current assets                                                        (25,610)              (12,516)
         Accounts payable                                                              76,020               20,981
         Accrued expenses                                                              57,242              54,436
                                                                                   ---------             ---------

  Net Cash Used in Operating Activities                                             (555,704)             (196,841)
                                                                                   ---------             ---------
Cash Flows Used in Investing Activities
  Purchase of equipment                                                              (69,312)              (61,353)
                                                                                   ---------             ---------
Cash Flows From Financing Activities
  Proceeds from exercise of warrants for stock                                       475,000                     -
  Net change in note payable to factor                                               275,845               129,437
  Net change in note payable to bank loan                                           (197,332)               19,654
  Net change in note payable to related party                                       (160,405)              111,171
                                                                                   ---------             ---------

  Net Cash Provided By Financing Activities                                          393,108               260,262
                                                                                  ---------              ---------

Currency translation adjustment                                                       23,443                   187
                                                                                   ---------             ---------

Net change in cash                                                                  (208,465)                2,255
Cash at beginning of period                                                          256,646                   255
                                                                                   ---------             ---------

Cash at end of period                                                               $  48,181            $   2,510
                                                                                   =========             =========


                                 TRUE HEALTH INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of True Health Inc. (True Health) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in True Health, Inc.'s Annual Financial Statements filed with the SEC on Form 10-K and in respect of the comparative period, the significant acquisition statement filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended to January,31 2004, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - COMMON STOCK

During the quarter ended July 31, 2004, 1,000,000 shares valued at $600,000 were issued to consultants for services in 2004.



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


Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

Revenue

Total revenue for the three months ended July 31, 2004 was $1,616,692. This represents an increase of $755,127 or 87.6%, when compared to revenue of $861,565 for the three months ended July 31, 2003.

Revenue from the equipment rentals and sales segment increased by $229,053, or 81.4%, to $510,403 in the three months ended July 31, 2004 compared to $281,350 in the three months ended July 31, 2003. This increase reflects the continued growth in the business over the past year which mainly arose from an increase in the customer base and through our geographic expansion via our Distributor Network.

Revenue from the recruitment services and placement of radiographers, socal workers and nurses increased by $524,170 to $1,095,665 for the three months ended July 31, 2004. This represents a 91.7% increase on the three months to July 31, 2003.


Cost of sales

Cost of sales for the three months ended July 31, 2004, compared to the three months ended July 31, 2003 are shown below:


                                   Three months ended      Three months ended
                                     July 31, 2004        July 31, 2003

Equipment rentals and sales         $137,180  26.8%     $ 81,329  28.9%

Recruitment services and             895,763  81.8%     $416,539  72.9%
 - placement fees

Total                             $1,032,943  63.3%     $497,868  57.8%


The total Gross Profit increased by $220,052 (60.5%) in the second quarter to $583,749 compared with the three months ended July 31, 2003 of $363,697.

General and administrative overheads

General and administrative overheads, excluding consideration for professional fees which was paid for by way of shares for the three months to July 31, 2004 rose to $749,322 from $411,541 for the same period last year. Total operating expenses amounted to $1,384,787 compared to $941,240 for the three months to July 31, 2003. The main reasons for this increase are as follows:

o An increase in the number of sales staff,to facilitate the growth in revenues
o An increase in experienced employees and senior staff in order to support the expansion of business o An increase in other office related costs reflecting the increase in staff and revenues o An increase in consultancy fees o Increase in costs associated with additional warehousing and inventory storage facilities



Interest expense

Net Interest expense of $21,147 for the three months ended July 31, 2004, is compared with $20,611 for the three months ended July 31, 2003.


Liquidity and Capital Resources

We have relied primarily on asset-based borrowings, internally generated funds, stockholder investment and loans, together with trade credit to finance our operations. Our capital requirements primarily result from working capital needed to support operations, including increases in inventory and accounts receivable. Our working capital position has improved from a deficit of $255,335 as of January 31, 2004 to a deficit of $76,857 as of July 31, 2004. This improvement has been mainly due to the contribution of proceeds from shareholders. As of July 31, 2004, we had cash and cash equivalents of $48,181 compared to $2,510 as of July 31, 2003.

Operating Cash Flow

Net cash used in operating activities for the six months ended July 31, 2004 was $555,704 compared with net cash used of $196,841 for the six months ended July 31, 2003. This is primarily due to the rise in inventories in order to meet future orders, accounts receivable and the loss for the period.

Credit Facilities

We have a loan agreement with bankers, HSBC, for a term loan that advanced $237,000 in January 2003 and is due for repayment by November 2007. The loan attracts a variable rate interest of 2% over UK base rate and there is a floating charge over the assets of the Company (6.75% at July 31, 2004).

We also have an accounts receivable factoring arrangement with Venture Finance which is secured by a floating charge over our assets. This facility has attracts variable rate interest of 1.75% over UK base rate (6.5% at July 31, 2004).

We believe that current levels of cash and cash equivalents ($48,181 at July 31, 2004) together with cash from operations and funds available under our credit facilities and additional funding exercises, will be sufficient to meet our capital requirements for the next twelve months.


Six Months Ended July 31, 2004 Compared to Six Months Ended July 31, 2003

Revenue

Total revenue for the six months ended July 31, 2004 has increased to $3,274,281, representing an increase of $1,844,473 or 129%, when compared to revenue of $1,429,808 for the six months ended July 31, 2003.

Revenue from the equipment rentals and sales segment of $1,006,777 increased by $409,127, or 68.5%, in the six months ended July 31, 2004, compared to $597,650 for the six months ended July 31, 2003. This increase reflects the growth in the business over the past year, which mainly arose from an increase in the customer base and through our geographic expansion via our Distributor Network.

Revenue from the recruitment services and placement segment increased by $1,431,178 to $2,246,740 for the six months ended July 31, 2004. This represents a 175.5% increase on the six months to July 31, 2003.

Cost of sales

Cost of sales for the six months ended July 31, 2004, compared to the six months ended July 31, 2003 are as follows:


                                 Six months ended         Six months ended
                                   July 31, 2004           July 31, 2003

Equipment rentals and sales       $  251,668  25.0%     $184,800  30.9%

Recruitment services and           1,843,075  82.0%     $595,732  73.0%
  - placement fees

Total                             $2,094,743  64.0%     $780,532  54.5%


The total Gross Profit increased by $530,262 (81.7%) in the first half of the year to $1,179,538 compared with the six months ended July 31, 2003 of $649,276.

General and administrative overheads

General and administrative overhead increased to $2,066,578 for the six months to July 31, 2004, compared to overheads of $1,325,489 for the six months to July 31, 2003. The main reasons for the increase in expenditure are as for the items outlined in the discussion and analysis for the three months results.


Interest expense

Net Interest expense of $24,164 for the six months to July 31, 2004, has reduced by $13,908, or 36.5%, compared with $38,072 for the six months to July 31, 2003. This improvement has been mainly due to the investment from stockholders and improved cash position during the last year.

(Following three paragraphs are redundant, please remove)

Liquidity and Capital Resources

We have relied primarily on asset-based borrowings, internally generated funds, stockholder investment and loans, together with trade credit to finance our operations. Our capital requirements primarily result from working capital needed to support operations, including increases in inventory and accounts receivable. Our working capital position has improved significantly from a deficit of $255,335 as of January 31, 2004 to a deficit of $76,857 as of July 31, 2004. This improvement has been mainly due to the contribution of proceeds from shareholders. As of July 31, 2004, we had cash and cash equivalents of $48,181 compared to $2,510 as of July 31, 2003.


Operating Cash Flow

Net cash used in operating activities for the six months ended July 31, 2004 was $555,740, compared with net cash used of $196,841 for the six months ended July 31, 2003. The increase is primarily due to the rise in inventories in order to meet future orders, accounts receivable and the loss for the period.

Credit Facilities

We have a loan agreement with bankers, HSBC, for a term loan that advanced (pound)130,000 in January 2003 and is due for repayment by November 2007. The loan attracts variable rate interest of 2% over UK base rate and there is a floating charge over the assets of the Company (6.75% at July 31, 2004).

We also have an accounts receivable factoring arrangement with Venture Finance which is secured by a floating charge over our assets. This facility has attracts variable rate interest of 1.75% over UK base rate (6.5% at July 31, 2004).


ITEM 3. CONTROLS AND PROCEDURES

At July 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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


(c) Report on Form 10-QSB

On June 14, 2004, we filed a report on Form 10-QSB relating to our results for the quarter ended April 30, 2004.



                                                     SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  September 20, 2004.

                                               TRUE HEALTH, INC.

                                               BY: David Francis
                                                  -------------------
                                                  David Francis, CEO



                                               BY: Ian Wylie
                                                   ------------------
                                                   Ian Wylie, CFO

                                  Exhibit 31.1

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, David Francis, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended July 31, 2004 (this "Report");


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

Dated: September 20, 2004


David Francis
--------------------------------------
David Francis, CEO


                                  Exhibit 31.2

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Ian Wylie, certify that:

7. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended July 31, 2004 (this "Report");

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


Dated: September 20, 2004


Ian Wylie
--------------------------------------
Ian Wylie, CFO



                                   Exhibit 32

         Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of True Health, Inc. ("True Health"), that, to his knowledge, the quarterly report on Form 10-QSB of True Health, Inc. for the period ended July 31, 2004, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of True Health.

Dated: September 20, 2004




David Francis
--------------------------------------
David Francis, CEO




Ian Wylie
--------------------------------------
Ian Wylie, CFO