Form 10QSB
period 2004-10-31
TRUE HEALTH INC
filed 2004-12-27
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

 -------- ---------------------------------------------------------------------
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004
 -------- ---------------------------------------------------------------------
          OR
 -------- ---------------------------------------------------------------------
 [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
 -------- ---------------------------------------------------------------------
          For the transition period from to
 -------- ---------------------------------------------------------------------

                         COMMISSION FILE NUMBER: 0-30351

                                True Health, Inc.
             (Exact name of registrant as specified in its charter)

-------------------------------------------- ----------------------------------
           Utah                                               75-2263732
-------------------------------------------- ----------------------------------
(State of other jurisdiction                       (IRS Employer Identification
of incorporation or organization)                  Number)
--------------------------------------------- ---------------------------------

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
                           Yes [ x ]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of October 31, 2004:      51,616,875




                                TRUE HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2004
                                   (unaudited)

ASSETS
Current Assets
  Cash                                                                                        $    32,899
  Accounts receivable, net                                                                        676,935
  Inventory                                                                                       206,900
  Other                                                                                            67,338
                                                                                              -----------

         Total Current Assets                                                                     984,072
                                                                                              -----------

Equipment, net of accumulated depreciation                                                        250,426
                                                                                              -----------

TOTAL ASSETS                                                                                  $ 1,234,498
                                                                                              ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable to factor                                                                      $   313,196
  Current portion of notes payable                                                                182,983
  Accounts payable                                                                                131,319
  Accrued expenses                                                                                372,218
  Accounts payable to stockholder                                                                 122,430
                                                                                              -----------

         Total Current Liabilities                                                              1,122,146
                                                                                              -----------

Long-term portion of notes payable                                                                140,557
                                                                                               -----------

         Total Liabilities                                                                      1,262,703
                                                                                              -----------

Stockholders' Equity
  Common stock, $.01 par value; 100,000,000 shares
  authorized; 51,616,875 shares issued and outstanding                                            516,169
  Additional paid in capital                                                                    1,654,587
  Accumulated deficit                                                                          (2,184,464)
  Accumulated other comprehensive loss                                                            (14,497)
                                                                                              -----------

  Total Stockholders' Equity                                                                       (28,205)
                                                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 1,234,498
                                                                                              ===========




                                TRUE HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          Three Months and Nine Months Ended October 31, 2004 and 2003
                                   (unaudited)




                                                        Three Months Ended                  Nine Months Ended
                                                       2004            2003             2004             2003
                                                   ----------       ----------        ----------      ----------
Revenue
- Equipment rentals and sales                     $  452,451        $  350,423       $ 1,459,228      $  948,073
- Recruitment services
     and placement fees                              872,489           935,737         3,119,230         1,751,299
- Other                                                9,447            16,776            30,210            33,372
                                                  ----------        ----------        ----------      ----------

Total Revenues                                     1,334,387         1,302,936         4,608,668         2,732,744
Cost of sales                                        881,741           789,909         2,976,484         1,570,441
                                                  ----------        ----------        ----------      ----------

Gross margin                                          452,646          513,027         1,632,184         1,162,303
                                                  ----------        ----------        ----------      ----------

General and administrative
- Non-cash professional fees                               0                 0           600,000         499,448
- Other                                              546,522           514,414         1,951,862         1,286,489
Depreciation                                          29,525            27,925            90,763            86,098
                                                  ----------        ----------        ----------      ----------

  Total operating expenses                           576,047           542,339         2,642,625         1,872,035
                                                  ----------        ----------        ----------      ----------

Net Operating Loss                                  (123,401)          (29,312)       (1,010,441)         (709,732)

Interest income                                          318                 0               318                19
Interest expense                                     (10,753)           (11,617)          (34,916)          (49,689)
                                                  ----------        ----------        ----------      ----------

Net loss before taxes                               (133,836)           (40,929)       (1,045,040)         (759,402)

Income tax expense                                         0                  0                 0                 0
                                                  ----------        ----------        ----------      ----------

Net Loss                                           $ (133,836)      $  (40,929)      $ (1,045,040)     $ (759,402)
                                                  ==========        ==========        ==========      ==========

Basic and diluted loss
     per share                                    $    (0.00)          $    (0.00)       $    (0.02)$    (0.01)

Weighted average shares
     outstanding                                   51,558,179             40,889,292        50,974,236  39,194,646








                                TRUE HEALTH, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                   Nine Months Ended October 31, 2004 and 2003
                                   (unaudited)

                                                                                   2004                  2003
                                                                                  ----------             ---------
Cash Flows From Operating Activities
  Net loss                                                                       $(1,045,040)            $(759,402)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                      99,314                86,098
    Stock issued for services                                                        600,000               469,758
    Stock warrants issued for services                                                     -                57,144
    Imputed interest on shareholder notes payable                                      7,203                22,848
    Changes in:
         Accounts receivable                                                          19,882              (605,496)
         Inventory                                                                  (101,991)                6,876
         Other current assets                                                          5,162               (24,188)
         Accounts payable                                                             12,294                25,376
         Accrued expenses                                                            115,090               156,571
                                                                                   ---------             ---------

  Net Cash Used in Operating Activities                                             (288,086)             (564,415)
                                                                                   ---------             ---------
Cash Flows Used in Investing Activities
  Purchase of equipment                                                             (104,284)             (63,503)
                                                                                   ---------             ---------
Cash Flows From Financing Activities
  Proceeds from exercise of warrants for stock                                       475,000               336,307
  Proceeds from issue of common stock                                                 64,500                     0
  Net change in note payable to factor                                              (82,544)               438,219
  Net change in note payable to notes payable                                       (145,522)              (49,960)
  Net change in note payable to related party                                       (165,930)                    0
                                                                                   ---------             ---------

  Net Cash Provided By Financing Activities                                          145,504               724,566
                                                                                  ---------               ---------

Currency translation adjustment                                                       23,119               (45,337)
                                                                                   ---------             ---------

Net change in cash                                                                  (223,747)               51,311
Cash at beginning of period                                                          256,646                   255
                                                                                   ---------             ---------

Cash at end of period                                                              $  32,899            $   51,566
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

NOTE 2 - COMMON STOCK

During the nine months ended October 31, 2004, 1,000,000 shares valued at $600,000 were issued to consultants for services in 2004.

During the quarter ended October 31, 2004, 200,000 shares were sold to investors for $64,500, in return for a cash subscription.

During the quarter ended April 30, 2004, warrants for 718,545 shares were exercised for cash proceeds of $475,000.

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

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

Revenue

Total revenue for the three months ended October 31, 2004 was $1,334,387. This represents an increase of $31,451 or 2.4%, when compared to revenue of $1,302,936 for the three months ended October 31, 2003.

Revenue from the equipment rentals and sales segment increased by $102,028, or 29.1%, to $452,451 in the three months ended October 31, 2004 compared to $350,423 in the three months ended October 31, 2003. This increase reflects the continued growth in the equipment business over the past year. This mainly arose from an increase in the customer base and through our geographic expansion via our Distributor Network.

Revenue from recruitment services and the placement of medical staff, including radiographers, social workers and nurses was $872,489 for the three months ended October 31, 2004. This represents a decrease of $63,248, or 6.8%, when compared with revenues for the same period last year of $935,737.


Cost of sales

Cost of sales for the three months ended October 31, 2004, compared to the three months ended October 31, 2003 are shown below:

                                               Three months ended          Three months ended
                                                 October 31, 2004            October 31, 2003
Equipment rentals and sales                        $172,790  12.9%            $ 51,741  3.97%

Recruitment services and                            708,951  53.2%            $738,168  56.7%
- placement fees

Total                                            $  881,741  66.1%             $789,909  60.6%

The total Gross Profit of $452,646 decreased by $60,381, when compared with the gross profit of $513,027 in the three months ended October 31, 2003. This represents a reduction in total gross profits of 11.8%.


General and administrative overheads

Total operating expenses amounted to $576,047 compared to $542,339 for the three months to October 31, 2003. Of this, general and administrative overheads for the three months to October 31, 2004 rose to $546,522, compared with $514,414 for the same period last year. Although the increase in expenses of $32,108 represents growth of 6.2% on this time last year, there are some shifts of emphasis on areas of expenditure.

The reasons for this increase in expenditure are mainly due to:

o An increase in the employment of experienced staff and senior personnel in order to support the expansion of business on a more sustainable basis
o An increase in other office related costs reflecting the increase in staff.
o Costs associated with a project to implement a new integrated operating and financial IT software system. Much of the work relating to the project scoping, data testing and process reviews had been undertaken during the third quarter of 2004, prior to the project going live in November.
o The write off of $64,636 relating to the provision for obsolete inventories, following the detailed work undertaken during the above project.

Interest expense

Net Interest expense of $10,435 for the three months ended October 31, 2004, is compared with $11,617 for the three months ended October 31, 2003.


Liquidity and Capital Resources

We have relied primarily on asset-based borrowings, internally generated funds, stockholder investment and loans, together with trade credit to finance our operations. Our capital requirements primarily result from working capital needed to support operations, including increases in inventory and funding accounts receivable. Our working capital position has deteriorated from a deficit of $255,335 as of January 31, 2004 to a deficit of $138,074 as of October 31, 2004. This compares to a deficit of $76,857 as at July 31, 2004.

As of October 31, 2004, we had cash and cash equivalents of $32,899 compared to $51,566 as of October 31, 2003. The ability of the Company to continue as a going concern, in terms of paying its creditors as they fall due, is dependant upon the continued support of our bankers, and principle shareholder, in addition to raising further funds from external shareholders.


Operating Cash Flow

Net cash used in operating activities for the nine months ended October 31, 2004 was $288,086 compared with net cash used of $564,415 for the nine months ended October 31, 2003. This is primarily due to the loss for the period, and the rise in inventories in order to meet future orders.

Credit Facilities

We have a loan agreement with bankers, HSBC, for a term loan that advanced $237,000 in January 2003 and is due for repayment by November 2007. The loan attracts a variable rate interest of 2% over UK base rate and there is a floating charge over the assets of the Company (6.75% at October 31, 2004).

We also have an accounts receivable factoring arrangement with Venture Finance, which is secured by a floating charge over our assets. This facility has attracts variable rate interest of 1.75% over UK base rate (6.5% at October 31, 2004).

We believe that current levels of cash and cash equivalents ($32,899 at October 31, 2004) together with cash from operations and funds available under our existing credit facilities and additional funding exercises, will be sufficient to meet our capital requirements for the next twelve months.


Nine Months Ended October 31, 2004 Compared to Nine Months Ended October 31,
2003

Revenue

Total revenue for the nine months ended October 31, 2004 was $4,608,668 representing an increase of $1,875,924 or 68.6%, when compared to revenue of $2,732,744 for the nine months ended October 31, 2003.

Revenue from the equipment rentals and sales segment of $1,459,228 increased by $511,155, or 53.9%, in the nine months ended October 31, 2004, compared to $948,073 for the nine months ended October 31, 2003. This increase reflects the growth in the business over the past year, which mainly arose from an increase in the customer base and through our geographic expansion via our Distributor Network.

Revenue from the recruitment services and placement segment increased by $1,367,931 to $3,119,230 for the nine months ended October 31, 2004. This represents a 78.1% increase on the recruitment revenue of $1,751,299 for the nine months to October 31, 2003.

Cost of sales

Cost of sales for the nine months ended October 31, 2004, compared to the nine months ended October 31, 2003 are as follows:

                                              Nine months ended             Nine months ended
                                               October 31, 2004              October 31, 2003
Equipment rentals and sales                    $  424,458  9.2%               $236,541  8.7%

Recruitment services and                        2,552,026  55.4%               1,333,900  48.8%
 - placement fees

Total                                          $2,976,484  64.6%               $1,570,441 57.5%

The total Gross Profit for the nine months to October 31, 2004, of $1,632,184 represents an increase of $469,881 (40.4%) on the gross profit of $1,162,303 generated in the nine months ended October 31, 2003.

General and administrative overheads

General and administrative overhead expenditure increased by $770,590, or 41.2% to $2,642,625 for the nine months to October 31, 2004, compared with overhead expenditure of $1,872,035 for the nine months to October 31, 2003. The main reasons for the increase in expenditure are as for the items outlined in the management discussion and analysis section for the three months results. In addition to these we experienced:

o An increase in the number of sales employees and support staff, reflecting the increase in revenues.

o An increase in consultancy costs, for which shares were issued in compensation to $600,000 in the period, compared with similar period last year of $499,448.

Interest expense

Net Interest expense of $34,599 for the nine months to October 31, 2004, has reduced by $15,071, or 30.3%, compared with $49,670 for the nine months to October 31, 2003. This improvement has been mainly due to the improved cash position during much of the last year arising from investment from warrant holders.


ITEM 3. CONTROLS AND PROCEDURES

At October 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

During the quarter ended October 31, 2004 we undertook a project to upgrade our accounting and operating software systems in order to improve operational efficiency and internal reporting. This allowed us to further improve our existing processes and procedures relating to the processing of equipment orders and the control and reporting of inventories generally. The additional detailed work undertaken during this project identified some areas for improvement in the control, tracking and reporting of inventories, for which the upgrade software, which integrates the equipment operating system and financial systems, would provide. This project went live in November and management are confident in the functionality of the new system to provide increased levels of control and operational efficiency. Other than in the above area there have been no significant changes in our internal controls or in other factors that could significantly affect our controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.


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


(c) Report on Form 10-QSB

On June 15, 2004, we filed a report on Form 10-QSB relating to our results for the quarter ended April 30, 2004.

(d) Report on Form 10-QSB

On September 20, 2004, we filed a report on Form 10-QSB relating to our results for the quarter ended July 31, 2004.

(e) Report on Form 8-K

On December 12, 2004, we filed a report on Form 8-K relating to the resignation of officers of the company.


                                                     SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  December 22, 2004.

                                               TRUE HEALTH, INC.

                                               BY: David Francis
                                                  -------------------
                                                  David Francis, CEO



                                               BY: Ian Wylie
                                                   ------------------
                                                   Ian Wylie, CFO




                                  Exhibit 31.1

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, David Francis, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended October 31, 2004 (this "Report");


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

Dated: December 22, 2004


David Francis
--------------------------------------
David Francis, CEO


                                  Exhibit 31.2

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Ian Wylie, certify that:

7. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended October 31, 2004 (this "Report");

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


Dated: December 22, 2004


Ian Wylie
--------------------------------------
Ian Wylie, CFO



                                   Exhibit 32

         Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of True Health, Inc. ("True Health"), that, to his knowledge, the quarterly report on Form 10-QSB of True Health, Inc. for the period ended October 31, 2004, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of True Health.

Dated: December 22, 2004




David Francis
--------------------------------------
David Francis, CEO




Ian Wylie
--------------------------------------
Ian Wylie, CFO