Form 10KSB
period 2005-01-31
TRUE HEALTH INC
filed 2005-05-17
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

 -------- ---------------------------------------------------------------------
 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2005
 -------- ---------------------------------------------------------------------

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


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
   Title of Each Class:
   Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [ x ]        No [ ]

The issuer's revenues for the fiscal year ended January, 31 2005 were $5,601,287 The aggregate market value of the voting stock held by non-affiliates of the registrant on April 29, 2005 was approximately $0.7 million, based on the closing price of such stock on such date. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of January 31, 2005 was 51,616,875

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]



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


SIGNATURES




                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


INTRODUCTION

True Health delivers superior healthcare products and services to its private and public healthcare customers. It seeks to act as a provider of total procurement solutions that creates savings for its customers. Through its wholly-owned subsidiary in the United Kingdom, Westmeria Health Care Limited, it specialises in providing medical equipment and professionals in the medical and social care sectors to some of the largest healthcare customers in the United Kingdom. These include hospitals within the National Health Service, which are funded by the UK's government healthcare provider and the private nursing home sector.

The company's mission is to become one of the leading providers of specialist healthcare equipment and recruitment services in the United Kingdom. Through the relocation services that it seeks to provide via True Relocation Limited it also aims in the long term to facilitate the supply of nurses and medical specialists to areas of acute shortage, from countries where there is an oversupply of those specialists. This is undertaken within the procedures laid down by government immigration guidelines in each country that it operates.


COMPANY BACKGROUND

The Company was founded by David Francis in 1999. Mr. Francis and his family have been in the nursing home and healthcare business for the past three decades. True Health's wholly-owned subsidiary, Westmeria Health Care, was founded on a deep understanding of the needs of the nursing home market. Having been an owner of a nursing home, Mr. Francis identified the need for a one-source supplier of equipment and services that would be proactive in identifying and catering for the needs of healthcare providers. In 1999, Westmeria began as a supplier of pressure relieving equipment to nursing homes in the London Borough of Bromley. The Company quickly grew in its supply of equipment in the South East of England and by August 2002 it launched its healthcare personnel recruitment division. By January 2003, Westmeria grew beyond distributing other suppliers' equipment and developed its own branded line of pressure relieving products.

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


INDUSTRY BACKGROUND

The supply of specialist pressure care equipment and human resource solutions to the Healthcare sector has been identified by True Health's Management as being a significant and growing market, both in the United Kingdom, as well as internationally. The National Health Service is the largest provider of healthcare in the UK. In 2003 it undertook a tender process to reduce the number of its pressure care equipment suppliers from a large number of companies ranging in size and specialisation to just 30. Westmeria was accepted as one of these preferred suppliers and has continued to take market share from its competitors.

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

True Health is reliant upon a few key individuals. As such its current operating profitability and its future financial success is dependant upon retaining and developing its staff. During the year a more comprehensive remuneration and reward scheme, based upon rewarding the best sales performers and retaining and motivating its employees generally was implemented. Its focus is also aimed at succession planning, combined with the reorganisation of its staff during the year, is designed to spread the load among a broader number of staff and management. A large number of strategic activities are outsourced to specialists, to ensure that specialist skills and advice is provided.


STRATEGY

True Health's strategy and core values are centred around the theme of providing "Service Excellence" to its clients in the healthcare sector. It has grown organically, mainly by word of mouth and recommendations that by all of its employees maintaining high levels of service to its clients, in an industry where this is not always the case. It also seeks to expand by acquisition of quality businesses with complimentary products and services and having a good cultural fit. In this way, it could significantly increase the potential for cross-selling its products and services via a wider network of distribution channels, both in the UK and internationally.

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

The market for medical personnel recruitment has few barriers to entry beyond a company's ability to fill the customer's need. To differentiate itself, True Heath has three key competitive advantages in this market. Firstly, whereas its competitors in healthcare recruitment grew out of recruitment in other industries, such as IT, True Health's foundation has been in healthcare. The Company therefore has long-term, strong relationships with healthcare customers and has a deep understanding of the medical sector. Secondly, True Health seeks to act as a one-source supplier to hospitals and nursing homes offering both pressure relieving equipment and recruitment services, thus reducing administrative costs for buyers. Thirdly, True Health has quickly moved to create an outsourced, flexible infrastructure to recruit qualified healthcare personnel from abroad, thus facilitating a source of staffing supply to meet demand.

The market for the Company's products and services includes five segments:

Private Hospitals
The UK market has several large hospital groups consisting of a total of 600 private hospitals and private clinics that account for approximately $3 billion in annual spending.

Primary Care Trusts
There are approximately 303 Primary Care Trusts (PCTs) in the UK. Each PCT serves 300,000 to 500,000 people. PCTs provide healthcare and equipment to people in their regions who want home-based care. They also act as suppliers to local d octors, pharmacies, and ambulances. PCTs are a growing segment of the market, as they are expected to be responsible for 75% of the NHS budget.

Nursing Homes
There are an estimated 25,000 nursing homes in the UK, of which a large portion are owned by some 400 operators, with an annual budget of approximately $13 billion. The nursing home market is expected to grow rapidly in order to meet the need for more beds as the population ages.

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




SERVICES


In August of 2002, True Health launched its recruitment division. The Company identified a growing need in the UK for qualified temporary and permanent healthcare staff including doctors and nurses. True Health's medical recruitment business has been tremendously successful, growing to $3.5 million in sales in the last year.

The Company seeks to meet the shortage of medical personnel in the UK by recruiting qualified candidates from primarily English-speaking nations outside of the United Kingdom. To support this effort, in October 2003 True Health formed True Relocation Limited, a relocation services company that sought to identify, screen, recruit, and relocates qualified healthcare personnel to the UK. This activity within the True Health group was formed to seek to provide a seamless relocation medium for foreign national candidates and ensuring a consistent supply of qualified staff to meet the UK's staffing deficit. The British government has made it a priority to support relocation of foreign nationals to meet domestic needs and True Relocation works closely with immigration specialist to ensure that it operates within government guidelines. During 2004 this service was registered with the UK government department Which oversees this activity and the company changed its business model to outsource this function, allowing the maximum flexibility, while keeping costs to a minimum.



Employees

Westmeria Healthcare is accredited for the Investors in People award, having based its ethos upon supporting and developing all its employees. At 31 January 2005 it employed twenty seven employees in its office and warehouse. By outsourcing many of the functions required to administer and operate the functions within the organisation it is able to keep its costs down and maintain flexibility. True Health and all its subsidiaries operate an equal opportunities policy and fully considers applications from disabled persons. The policy in respect of staff who become disabled when employed, is to train and assist them wherever practicable to continue with the Company.

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


COMPETITORS

The differentiated market in which True Health operates consist of a range of large professional organisations supplying a comprehensive range of healthcare products or recruitment services, but rarely both. There are a large number of small providers who operate in low volumes in specific niches. Westmeria is one of the few suppliers of both pressure care equipment and the provision of healthcare equipment. It therefore has the potential to gain market share through effective cross selling of its products and services.


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







                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of the common stock through January 31, 2005, as reported by the National Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.


Fiscal Year Ending January 31, 2004           High              Low
           1/st/ Quarter                      $ .62             $.01
           2/nd/ Quarter                      $ .37             $.30
           3/rd/ Quarter                      $1.60             $.37
           4/th/ Quarter                      $1.47             $.62


Fiscal Year Ending January 31, 2005           High              Low
           1/st/ Quarter                      $1.04             $.67
           2/nd/ Quarter                      $ .67             $.15
           3/rd/ Quarter                      $ .19             $.09
           4/th/ Quarter                      $ .11             $.04






STOCKHOLDERS

As of January 31, 2005, the Company had 1,035 shareholders of record.


DIVIDENDS

The Company has not paid any dividends to date.


DESCRIPTION OF SECURITIES.

The par or stated value of the security:    $0.01


RECENT SALES OF UNREGISTERED SECURITIES.

On February 21, 2005 the company entered into an agreement with a foreign institutional investor for the private sale of 500,000 ordinary shares in reliance on the exemption from registration in Regulation S of the Securities Act of 1933. The price was $0.0505 and total funds received were $25,250.



OTHER UNREGISTERED SECURITIES TRANSACTIONS,

On April 18, 2005 the Company entered into an agreement with certain shareholders to exchange up to 40,000,000 ordinary shares of $0.01 each for Series A preference shares with the ratio of one preference share being provided in exchange for eight ordinary shares. The preference shares cannot be converted for one year, after which they are to be converted back into ordinary shares of $0.01 each at a ratio of eight ordinary shares per one preference share converted.








ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

YEAR Ended JANUARY 31, 2005 Compared to YEAR Ended JANUARY 31, 2004

RESULTS OVERVIEW

The Directors are pleased to announce the results of True Health for the year ended January, 31 2005 which demonstrate significant growth in revenues and gross profit over the year.


Revenue

Revenues increased by 40.3% ($1,609,283) to $5,601,287 from $3,992,004 for fiscal 2004 as compared to fiscal 2003. Much of this increase was generated through the recruitment division which increased its revenues to $3,553,212, having only commenced operations from a standing start in August 2002.


Cost of Sales

Cost of sales for fiscal 2004, compared to fiscal 2003, are as follows:

                                                   Year ended                       Year ended
                                               January 31, 2005                 January 31, 2004

                                               Cost of          % of           Cost of         % of
                                                 Sales          Revenue         Sales          Revenue
Equipment rentals and sales                  $  723,764         36.3%          $273,388         21.1%

Radiographer services and                    $2,747,550         77.3%          $2,091,317       78.5%
   - placement fees

Total                                        $3,471,314         62.0%          $2,364,705       59.2%

The increase in the overall cost of sales as a percentage of sales reflects an increase in equipment sales and rentals activity as a proportion of the total cost of sales. In addition, as equipment revenues have grown from a large increase in the distributor network arm of the business where margins are slightly lower.


Gross profit

The Gross profit margin for fiscal 2004 and 2003, respectively, is $2,129,973 and $1,627,299, or an increase of $502,674 or 30.9%. As the Company expands into new fields it is experiencing lower margins, especially in the equipment sector. It has, however, still managed to maintain an average gross profit margin of 38.0% during fiscal 2004, as compared with 40.8% during fiscal 2003.


Exceptional expenses

During the year the Company incurred one-off, non-recurring expenses in respect of a potential acquisition in the first half of the year, which did not reach completion. These fees totalled $600,000, all of which were paid for by the issue of shares and warrants in True Health. Excluding these exceptional items, the Company incurred a loss of $630,684 for fiscal 2004. While Management are not satisfied with this result, they view it as understandable given their strategy for growth which has led to the deliberate steps of making investment in Sales and Marketing expenditure, employing skilled employees and bringing in a dynamic management team with experience of growing businesses. Fiscal 2004 has been a year of transition, providing a more solid operating base upon which the future growth of the organization can be secured.


General and administrative overheads

General and administrative expense excluding non-cash professional fees have increased by $622,921 or 30.5% to $2,665,224 in fiscal 2004 as compared to $2,042,303 for fiscal 2003. This increase is less than the 40.3% increase in revenues and reflects the Company's achievement in starting to gain economies of scale, in its larger size. Reasons for the increase are detailed as follows:

o An increase in warehouse space to accommodate the growing equipment business
o An increase in staff costs due to the recruitment of additional executive directors, operating and managerial staff to support the growth in business; and
o Expansion and ongoing costs of the decontamination operations to support the growth in the equipment rental business;
o Continuation of marketing and publicity expenditure as the Company further develops its profile with clients and the markets generally
o Reorganisation of staff within the organisation to meet the operational needs of the business

     Implementation of a new Information Technology framework and operating system which improved overall operating functionality and control over inventories.


Depreciation

The depreciation charge decreased by $ 74,895 to $41,747 for fiscal 2004, compared with $116,652 in the previous year. This was predominantly due to the disposal and full depreciation of older assets

Interest

Net interest expense for fiscal 2004 increased by $16,981, to $53,815 from $36,834 in the fiscal years 2004 and 2003, respectively. This reflects the increased debt to finance operations growth over the past year.


LIQUIDITY AND CAPITAL RESOURCES

During the year, True Health reported a net decrease in cash of $189,543. The company's working capital requirements to fund its growth in sales are sourced mainly from its factor, Venture Finance to which it owed $322,221. The accounts receivable supporting the amount due to factor amounted to $499,474.


Operating Cash Flow

Net cash used in operating activities for fiscal 2004 was $414,727 compared with $771,499 for fiscal 2003. This decrease is primarily due to the movement in working capital requirements of the business.


Credit Facilities

We have a loan agreement with HSBC Bank for a term loan of $182,721 as of January 31, 2005 and is due for repayment in monthly installments by November 2007. Interest is at 2% over the UK base rate (6.75% at January 31, 2005) and the loan is secured by all assets of the Company, and subordinated to the Venture Finance obligation.

We also have an accounts receivable factoring arrangement with Venture Finance which is secured by accounts receivable. Interest is at 1.75% over the UK base rate (6.5% at January 31, 2005).

We believe that current levels of cash and cash equivalents ($67,103 at January 31, 2005) together with cash from operations, funds available under our credit facilities, and funds available from the Company's majority shareholders and potential investors will be sufficient to meet our capital requirements for the next 12 months.

Going Concern

Our auditors issued a going concern opinion as of January 31, 2005, because of the increased loss in fiscal 2005 of $1,230,684 and our negative working capital as of January 31, 2005 of $386,120. In February 2005, we raised $25,000 from the private sale of ordinary shares to foreign investors. During May 2005, we entered into an agreement with private foreign investors to raise an additional $350,000 from the sale of preference shares and warrants. Our credit facilities at HSBC Bank and Venture Finance and these additional monies may not be sufficient to support losses incurred while we continue to grow rapidly. Our plans are to continue to grow and we hope to attain profitability by fiscal 2005. We continue to seek additional debt and equity financing arrangements.


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


ITEM 7.  FINANCIAL STATEMENTS

Audited financial statements as of January 31, 2005 and for the two years then ended are attached.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Malone & Bailey, PC were re-appointed as auditors of the company. During the year there were no disagreements with the auditor.


ITEM 8A. CONTROLS AND PROCEDURES

At January 31, 2005, the Directors carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

During the second half of fiscal 2004 we undertook a project to upgrade our accounting and operating software systems in order to improve operational efficiency and internal reporting. This allowed us to further improve our existing processes and procedures relating to the processing of equipment orders and the control and reporting of inventories generally. The additional detailed work undertaken during this project identified some areas for improvement in the control, tracking and reporting of inventories, for which the upgrade software, which integrates the equipment operating system and financial systems, would provide. This project went live in November and management are confident in the functionality of the new system to provide increased levels of control and operational efficiency. Other than in the above area there have been no significant changes in our internal controls or in other factors that could significantly affect our controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.




                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The Directors and executive officers of the Company are as follows:

Name                      Age     Position

David Francis              40       Director & Chief Executive Officer
Ian G Wylie                38       Director & Chief Financial Officer
Tom O'Shea                 35       Director
Tony Summers               37       Director (resigned April, 30 2004)
Steve O'Toole              33       Director

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

Steve O'Toole; was appointed director on 1 February 2005, having previously held the role of IT manager and subsequently, Head of Operations. He has experience of systems and control processes, having implemented major IT projects in the past.



ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company to its Chief Executive Officer and other executive officers who had total annual salary and bonus for the fiscal years ended January, 31 2005 exceeding $100,000 for services in all capacities. No other officer of the Company had total annual salary and bonus for the year ended January, 31 2005 exceeding $100,000, nor did any officer receive total annual salary and bonus for the year ended January, 31 2004 exceeding $100,000. For purposes hereof, the Chief Executive Officer, Chief Financial Officers and the Sales Director of the Company are referred to herein as the "Named Executive Officers").


                SUMMARY COMPENSATION TABLE (1)
                      ANNUAL                           LONG-TERM
                   COMPENSATION                       COMPENSATION

(A) (B) (C) (F) FISCAL
NAME AND               YEAR                            RESTRICTED
PRINCIPAL POSITION     ENDED           SALARY         STOCK AWARDS


David Francis         1/31/05           $ nil (2)          $0
Chief Executive
Officer

Tom O'Shea            1/31/05        $139,000 (3)          $0

Sales Director

Ian Wylie             1/31/05        $117,500 (3)          $0
Chief Financial
Officer





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

 (2) Mr. Francis became Chief Executive Officer in July, 2003 following the merger with Westmeria Health Care Limited, where he served and continue to serve as Managing Director.

 (3) Mr. O'Shea and Mr. Wylie were appointed executive officers of the company in January, 2004. They also serve as directors of Westmeria Health Care Limited.








STOCK OPTION GRANTS

No stock options or SAR's of any kind were granted during the year ended January, 31 2005. The table below set forth information pertaining to stock options granted to the Named Executive Officers during the fiscal year ended January 31, 2004. No SAR's of any kind were granted in that year.




                      OPTION GRANTS IN THE YEAR ENDED JANUARY, 31 2004

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


OPTION EXERCISES/VALUE OF UNEXERCISED OPTIONS

During the period ended January 31, 2005, no stock options were exercised by any Named Executive Officer of the Company. As at January 31, 2005, the Company had not granted any SAR's of any kind. The table below sets forth information pertaining to the value of unexercised stock options held by the Named Executive Officers as of January 31, 2005.


                       AGGREGATED OPTION EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR END OPTION VALUES (1)

(A)                      (B)               (C)                   (D)        (E)
                       NUMBER OF SECURITIES
                       UNDERLYING UNEXERCISED                  VALUE OF UNEXERCISED
                       OPTIONS AT January 31, 2005             IN-THE-MONEY OPTIONS AT
                       (NUMBERS OF SHARES)                      January, 31 2005(2)
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

 (2) Based on the January 31, 2005 closing price of the Company's common stock of $0.05 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL STOCK OWNERSHIP

The following table sets forth as of May 16, 2005 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock;
(ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

    Name and Address of        Beneficial Ownership(1)
    Beneficial Owner           Number of                     Number of
                               Ordinary Shares   Percent     Preference Shares  Percent
    ----------------           ----------------   -------    ----------------   -------
    D Francis                       nil               0.0%           3,918,906
    address
    Beckenham, Kent UK

    All directors and officers
    as a group (three persons)      nil               0.0%

     N Rodker            (1)        nil            *              34,688
     S O'Toole           (1)        nil            *               7,969



Effective April, 18 2005 D Francis, N Rodker and S O'Toole entered into an agreement whereby they exchanged their shareholding in the company's shares in the ratio of eight ordinary shares for one Series A preference share. The terms of this agreement provide for the conversion of the preference shares back into ordinary shares on April, 18 2006. Prior to this agreement their holding of the company's ordinary shares had been; D Francis (31,000,000); N Rodker (277,500); S O'Toole (63,750).


         *  Less than one percent
         ---------------------






EQUITY COMPENSATION PLANS

The Company has one equity compensation plan for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. These plans include the Company's Stock Option Plan. Further information on the material terms of this plan is given below.

The following table provides information as of January 31, 2005 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:






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

On December 27, 2004, we filed a report on Form 10-QSB relating to our results for the quarter ended October 31, 2004.



(d) Report on Form 8-K

On December 12, 2004, we filed a report on Form 8-K relating to the resignation of officers of the company.

On February 2, 2005, we filed a report on Form 8-K relating to the appointment of a director of the company.

On February 24, 2005, we filed a report on Form 8-K relating to the private sale of equity securities.

On March 14, 2005, we filed a report on Form 8-K relating to an agreement to exchange ordinary shares of the Corporation's common stock for shares of Convertible Preferred Stock.

On March 15, 2005, we filed a report on Form 8-K/A relating to an agreement to exchange ordinary shares of the Corporation's common stock for shares of Convertible Preferred Stock.



(e)      Report on Form Pre 14c

On February 7, 2005, we filed an Information Statement on Form Pre-14c relating to the allocation of certain powers to the President of the company.

On March 2, 2005, we filed a withdrawal of the Information Statement filed February 7, 2005.




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Malone & Bailey, PC, Certified Public Accountants, are reappointed as the Company's independent auditors to examine the financial statements of the Company for the fiscal years ended January,31 2004 and January,31 2005. They have performed the following services and have been paid the following fees for these fiscal years.

AUDIT FEES
Malone & Bailey, PC was paid aggregate fees of approximately $21,000 for the fiscal year ended January 31, 2004 and approximately $17,000 for the fiscal year ended January 31, 2005 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

AUDIT-RELATED AND OTHER FEES
Malone & Bailey, PC was not paid any additional fees for fiscal 2005 and 2004 for non-audit services.









                  REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM




To the Board of Directors
  True Health, Inc.
  Beckenham, Kent, United Kingdom

We have audited the accompanying consolidated balance sheet of True Health, Inc. as of January 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of True Health's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of True Health as of January 31 , 2005 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that True Health will continue as a going concern. As shown in the financial statements, True Health incurred net losses of $1,230,685 and $1,068,884 during the years ended January 31, 2005 and 2004, and as of January 31, 2005, True Health's current liabilities exceeded its current assets by $386,120. These factors raise substantial doubt about True Health's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 16, 2005

                     See accompanying summary of accounting
                   policies and notes to financial statements.


                                TRUE HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2005

                  ASSETS
Current Assets
  Cash                                                                                      $    67,103
  Accounts receivable, net                                                                      499,474
  Inventory                                                                                     145,609
  Other                                                                                          40,817
                                                                                            -----------
         Total Current Assets                                                                   753,003

Equipment, net of accumulated depreciation of $295,825                                          215,969
                                                                                            -----------
                                                                                           $   968,972
                                                                                            ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Note payable to factor                                                                     $   322,221
  Current portion of notes payable                                                                73,816
  Accounts payable                                                                               110,272
  Accrued expenses                                                                               357,466
  Advances from stockholders                                                                     275,348
                                                                                             -----------
         Total Current Liabilities                                                             1,139,123
Long-term portion of notes payable                                                                99,173
                                                                                             -----------
         Total Liabilities                                                                     1,238,296
                                                                                             -----------

Commitments


Stockholders' Deficit
  Common stock, $.01 par value, 100,000,000
    shares authorized, 861,439
    shares issued and outstanding                                                                516,168
  Paid in capital                                                                              1,654,588
  Retained deficit                                                                           (2,370,109)
  Accumulated other comprehensive loss                                                        (   69,971)
                                                                                            -----------
         Total Stockholders' Deficit                                                          (  269,324)
                                                                                            -----------
                                                                                            $   968,972
                                                                                            ===========

                                TRUE HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years Ended January 31, 2005 and 2004

                                                                                2005                    2004
                                                                                -----------             -----------
Revenue
     Equipment rentals and sale                                                  $ 1,996,051           $ 1,295,347
     Gross fees from radiographer services                                         3,553,212             2,662,524
     Other                                                                            72,024                34,133
                                                                                 -----------           -----------
         Total Revenues                                                            5,601,287             3,992,004
                                                                                 -----------           -----------

Cost of equipment sold                                                               723,764               273,388
Cost of radiographer services                                                      2,747,550             2,091,317
General and administrative                                                         3,265,226             2,542,697
Depreciation                                                                          41,757               116,652
                                                                                -----------             -----------
         Total operating expenses                                                 6,778,297              5,024,054
                                                                                -----------             -----------
         Operating income (loss)                                                  (1,177,010)           (1,032,050)

Interest income                                                                         140                     20
Interest expense                                                                  (   53,815)           (   36,854)
                                                                                -----------              -----------
         Income (loss) before income taxes                                        (1,230,685)           (1,068,884)

Income tax expense (recovery)                                                              -                     -
                                                                                -----------               -----------
         NET INCOME (LOSS)                                                       $(1,230,685)            $ (1,068,884)
                                                                                ===========               ===========

Basic and diluted earnings (loss) per share                                           $(1.43)               $(1.29)

Weighted average shares outstanding                                                   861,439                829,462


                                TRUE HEALTH, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      Years Ended January 31, 2005 and 2004

                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                       Common Stock        Paid in       Retained       Income
                                    Shares          Par    Capital       (Deficit)      (Loss)        Totals
                                  ----------    --------- --------     -----------    --------     ----------
Balances,
    January 31, 2003                625,000       $6,250   $(974)      $(   70,540)   $( 62  )     $(  65,326)

Stock contributed by
  majority shareholder               (85,813)      (858)    858

Stock issued for debt                 73,675        737   256,456                                     257,193

Deemed distribution to
  majority shareholder
  by transfer of paid-in
  capital to debt                                        (257,193)                                  (257,193)

Reorganization
  - shares issued for
    public shell                       5,476        55     (55)
  - shares issued for
    services in the
    merger                            49,750       498    (498)

Stock issued for
    services                         127,533    1,275   441,975                                      443,250

Warrants issued for
  services                                                57,144                                     57,144

Imputed interest on
  shareholder loans                                        10,336                                     10,336

Warrants exercised
  for cash                            33,841     338      514,912                                    515,250

Net loss                                                            (1,068,884)                   (1,068,884)

Foreign currency
  translation                                                                        (37,554)       (37,554)
                                                                                                   ----------
  Comprehensive loss                                                                               (1,106,438)
                                  ----------  --------  --------    -----------     --------     ----------
Balances,
  January 31, 2004                   829,462    8,295    1,022,961     (1,139,424)     (37,616)    (  145,784)

Stock issued for
    Services                          16,667     167      599,833                                    600,000

Stock issued for cash                  3,334      33       64,467                                     64,500

Warrants exercised
  for cash                            11,976     120      474,880                                    475,000

Net loss                                                               (1,230,685)                 (1,230,685)

Foreign currency translation                                                            (32,355)       (32,355)
--------
                                                                                                     ----------
  Comprehensive loss                                                                                 (1,263,040)
                                  ----------  --------   ----------    -----------     --------     ----------
Balances,
    January 31, 2005                 861,439   $8,614   $2,162,142    $(2,370,109)    $(69,971)     $(269,324)
                                 ==========   ======== ==========        ===========    ========     ==========

                                TRUE HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      Years Ended January 31, 2005 and 2004

                                                                                   2005                    2004
                                                                                -----------            -----------
Cash Flows From Operating Activities
  Net income (loss)                                                              $(1,230,685)          $(1,068,884)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                                      70,742               116,652
    Stock issued for services                                                        600,000               443,250
    Stock warrants issued for services                                                     -                57,144
    Imputed interest on shareholder debt                                               5,032                10,336
    Changes in:
         Accounts receivable                                                         178,609            (  486,787)
         Inventory                                                                (   46,162)           (    5,176)
         Income tax refund receivable                                                                   (   25,719)
         Other current assets                                                         30,152            (   70,387)
         Accounts payable                                                         (    4,620)                 8,020
         Accrued expenses                                                            113,745                188,265
                                                                                -----------             -----------
  Net Cash From (Used in) Operating Activities                                    (1,024,671)           (  771,499)
                                                                                -----------             -----------
Cash Flows Used in Investing Activities
  Purchase of equipment                                                          (   54,600)            (  121,663)
  Impairment                                                                        120,598                      -
                                                                                -----------             -----------
  Net Cash From (Used in) Financing Activities                                        65,998            ( 121,663)
                                                                                 -----------           -----------
Cash Flows From Financing Activities
  Proceeds from exercise of warrants for stock                                       475,000               515,250
  Stock issued for cash                                                               64,500                     -
  Proceeds from stockholder advances                                                  65,000               178,867
  Payments on stockholder advances                                                (   78,905)                   -
  Net change in note payable to factor                                            (   73,518)              306,710
  Proceeds on notes payable                                                            9,822               190,430
  Payments on notes payable                                                       (   27,699)           (    4,149)
  Repayment on capital lease                                                      (   12,975)                    -
                                                                                -----------             -----------
  Net Cash From (Used in) Financing Activities                                       156,450             1,187,108
                                                                                -----------             -----------
Effect of exchange rate changes on cash                                               12,679            (   37,554)
                                                                                 -----------           -----------
Net change in cash                                                                (  189,545)               256,392
Cash at beginning of year                                                            256,647                   255
                                                                                -----------            -----------
Cash at end of year                                                              $    67,102           $   256,647
                                                                                ===========            ===========
Cash paid during the year for:
  Interest                                                                       $       140          $     36,854
  Income taxes                                                                             -                     -

Non-cash financing and investing activities:
  Purchase of vehicle financed by dealership                                    $         - $              10,000


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

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of January 31, 2005.

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

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in fiscal 2005 or 2004.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Stock options and warrants. True Health accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. True Health accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, True Health recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant. No stock-based compensation was issued to employees during 2005 and 2004.

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

Transactions in foreign currencies are recorded using the rate of exchange at the date of the transaction. Aside from a U.S. dollar bank account, there were no monetary assets or liabilities denominated in foreign currencies as of January 31, 2005.

Recently issued accounting pronouncements. True Health does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flow.

Economic risk. All revenues are earned from the health care industry within the United Kingdom.


NOTE 2 - GOING CONCERN

True Health incurred net losses of $1,230,685 and $1,068,884 during fiscal 2005 and 2004, and as of January 31, 2005, True Health's current liabilities exceeded its current assets by $386,120. Because of these conditions, True Health will require additional working capital to develop business operations. True Health intends to raise additional working capital either through private placements, public offerings and/or bank financing.

These conditions raise substantial doubt about True Health's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should True Health be unable to continue as a going concern.


NOTE 3 - PROPERTY AND EQUIPMENT

                            Depreciation
                               Lives
                           ------------
         Rental equipment      4 years                       $ 260,861
         Office equipment  3 - 5 years                         303,246
         Vehicles              4 years                          42,565
                                                             ---------
                                                               511,794
         Less:  accumulated depreciation                     (295,825)
                                                             ---------
                                                             $ 215,969
                                                             =========


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


NOTE 5 - NOTES PAYABLE

  Credit line payable to HSBC Bank PLC in London, England, with interest at bank's prime rate + 2%, collateralized by substantially all assets, but subordinated to the factor's interest, and repayable in monthly installments of approximately $4,160 per month including interest. The maximum credit under this agreement is $215,059, and the
  agreement expires December 2007.                                                                   $156,095

  Capitalized vehicle lease, with monthly payments due of approximately $722 including interest at 7 - 14% APR, collateralized by a vehicle with a cost of approximately
  $10,000.                                                                                              8,280

  Mastercard credit card balance owed to Bank of Scotland, and carried in the name of a key employee, no collateral, with
  interest at 14.9% APR, and approximately $5,500 credit limit.                                         8,614
                                                                                                     --------
         Total                                                                                       $172,989
         Less:  amounts due within one year                                                           (73,816)
                                                                                                     --------
         Long-term portion of notes payable                                                           $99,173
                                                                                                     ========

Future principal repayments are due in the years ended:
                                                                             January 31, 2007        $56,973
                                                                                         2008          42,250
                                                                                                     --------
                                                                                                      $99,173
                                                                                                     ========

NOTE 6 - AMOUNTS PAYABLE TO STOCKHOLDERS

The majority stockholder and several key employees have periodically advanced amounts to Westmeria for operating capital. These advances bear no interest, and an 8% imputed interest charge has been added as an increase to stockholders' equity. In June 2003, the key employees purchased 4,420,500 shares from the previously sole shareholder by exchanging $257,193 in amounts previously advanced to Westmeria. These advances were thus transferred to the majority stockholder who now holds all of this debt.


NOTE 7 - INCOME TAXES

Westmeria uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Income tax is composed of:
                                                                                  2005                 2004
                                                                                  ----------            ----------
         Current income tax (recovery)                                             $        -          $        -
         Deferred income tax                                                                -                    -
                                                                                  ----------            ----------
                                                                                   $        -           $        -
                                                                                  ==========            ==========

The following is a reconciliation of the effective income tax rate:

                                                                                  2005                 2004
                                                                                  ----------           ----------
United Kingdom statutory income tax rate                                                 0.0%                  0.0%
Increase (decrease) in tax rate resulting from:
  Non-deductible expenses  -                                                                -
  Limited by refundable taxes paid in prior years                                          -
                                                                                  ----------           ----------
                                                                                         0.0%                  0.0%
                                                                                  ==========           ==========

The net operating loss carry forward in the United Kingdom and the United States at January 31, 2005 is approximately $500,000 and $600,000 respectively. Carryforwards in each country expire in 2023 - 2024.

NOTE 8 - COMMITMENTS

Westmeria leases its facility under an operating lease agreement which expires in 2009. Total minimum rental commitments as of January 31, 2005 are $59,776 in 2005, $59,776 in 2006, and $179,328 thereafter. Total rent expense was $53,383 and $24,217 in 2005 and 2004 respectively.


NOTE 9 - MAJOR CUSTOMERS AND VENDORS

Westmeria sold 24% and 24% of fiscal 2005 and 2004 sales, respectively, to one customer. In 2005, Westmeria sold 14%, 11% and 10% of its sales to 3 other customers.

Westmeria purchased 11% and 10% from two major vendors during fiscal 2005.


NOTE 10 - SUBSEQUENT EVENT

On February 21, 2005 Westmeria sold 500,000 shares of common stock to a foreign institutional investor. The price was $0.0505 and total funds received were $25,250.

On March 17, 2005, the board of directors resolved a 60:1 stock split to reduce the numbers of shares of common stock outstanding as of the close of business April 18, 2005. Shares outstanding and net loss per shares presented in these financial statements reflect the reverse split.


                                 SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  May,17 2005


                                               TRUE HEALTH, INC.

                                               BY: David Francis
                                                  -------------------
                                                  David Francis, CEO



                                               BY: Ian Wylie
                                                   ------------------
                                                   Ian Wylie, CFO




                                    Exhibit 31.1

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2003

I, David Francis, certify that:

1. I have reviewed the quarterly report on Form 10-KSB of True Health, Inc. for the period ended January 31, 2005 (this "Report");

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

Dated: May 17, 2005


David Francis
--------------------------------------
David Francis, CEO


                                    Exhibit 31.2

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2003

I, Ian Wylie, certify that:

7. I have reviewed the quarterly report on Form 10-KSB of True Health, Inc. for the period ended January 31, 2005 (this "Report");

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


Dated: May,17 2005



Ian Wylie
--------------------------------------
Ian Wylie, CFO




                                    Exhibit 32

         Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2003

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of True Health, Inc. ("True Health"), that, to his knowledge, the quarterly report on Form 10-KSB of True Health, Inc. for the period ended January 31, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of True Health.

Dated: May,17 2005


David Francis
--------------------------------------
David Francis, CEO


Ian Wylie
--------------------------------------
Ian Wylie, CFO