Form 10QSB
period 2005-04-30
TRUE HEALTH INC
filed 2005-06-20
CIK 1110607

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

 -------- ---------------------------------------------------------------------
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005
  -------- ---------------------------------------------------------------------
          OR
 -------- ---------------------------------------------------------------------
 [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
 -------- ---------------------------------------------------------------------
          For the transition period from to
 -------- ---------------------------------------------------------------------

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
                           Yes [ x ]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of April 30, 2005:      310,698

 ==============================================================================

                                TRUE HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2005
                                   (unaudited)


ASSETS
Current Assets
  Cash                                                                                        $    56,944
  Accounts receivable, net                                                                        556,876
  Inventory                                                                                        90,164
  Other                                                                                            37,050
                                                                                              -----------
         Total Current Assets                                                                     741,034

Equipment, net accumulated depreciation of $331,752                                               185,437
                                                                                              -----------
TOTAL ASSETS                                                                                  $   926,471
                                                                                              ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Note payable to factor                                                                      $   434,866
  Current portion of notes payable                                                                 58,484
  Accounts payable                                                                                 26,802
  Accrued expenses                                                                                326,594
  Amounts payable to stockholder                                                                  290,648
                                                                                              -----------
         Total Current Liabilities                                                              1,137,394

Long-term portion of notes payable                                                                 88,389
                                                                                              -----------
  Total Liabilities                                                                             1,225,783
                                                                                              -----------


Commitments     -

Stockholders' Deficit
  Convertible preferred stock, $.001 par value;
  5,000,000 shares authorized; 4,121,877 shares issued
  and outstanding                                                                                   4,122
  Common stock, $.01 par value; 100,000,000 shares
  authorized; 310,698 shares issued and outstanding                                                 3,107
  Additional paid in capital                                                                    2,163,527
  Accumulated deficit                                                                          (2,431,463)
  Accumulated other comprehensive loss                                                            (38,605)

                                                                                              -----------

  Total Stockholders' Deficit                                                                    (299,312)

                                                                                              -----------
                                                                                              $   926,471

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   ===========


                                TRUE HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended April 30, 2005 and 2004
                                   (unaudited)


                                                                                        Three Months Ended
                                                                                   2005                 2004
                                                                                   ---------           ---------
Revenues:
- Equipment rentals and sales                                                      $ 435,688           $ 496,375
- Recruitment services and placement fees                                            535,553           1,151,075
- Other                                                                                8,496              10,139
                                                                                   ---------           ---------
Total revenues                                                                       979,737           1,657,589
                                                                                   ---------           ---------

Cost of sales                                                                        540,383           1,061,799
General and administrative                                                           456,060             656,018
Depreciation                                                                          32,809              25,773
                                                                                   ---------           ---------
  Total operating expenses                                                         1,029,252           1,743,590
                                                                                   ---------           ---------
         Net Operating Loss                                                          (49,515)            (86,001)

Interest income                                                                            -              2,868
Interest expense                                                                     (11,838)           (5,885)
                                                                                   ---------           ---------
Net loss before taxes                                                                (61,353)          (89,019)

Income tax recovery                                                                        -                897
                                                                                   ---------           ---------
Net Loss                                                                           $ (61,353)         $ (88,122)
                                                                                   =========           =========

Basic and diluted loss
  per share                                                                        $    (.08)           $    (.10)


Weighted average shares
  outstanding                                                                        791,583            840,624


                                TRUE HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended April 30, 2005 and 2004
                                   (unaudited)


                                                                                        Three Months Ended
                                                                                      2005              2004
                                                                                   ----------         ----------
Cash Flows From Operating Activities
  Net loss                                                                         $  (61,353)        $  (88,122)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation                                                                     32,809             25,773
      Imputed interest on shareholder notes payable                                     4,148             (1,822)
      Changes in:
      Accounts receivable                                                             (52,136)           (78,699)
      Inventory                                                                        56,980           (137,810)
      Other current assets                                                              4,196             52,898
      Accounts payable                                                                (82,304)           (58,116)
      Accrued expenses                                                                (27,430)            46,703
                                                                                   ----------         ----------
  Net Cash Used In Operating Activities                                              (125,090)          (239,193)
                                                                                   ----------         ----------

Cash Flows Used in Investing Activities
  Purchase of equipment                                                                     -            (30,997)
                                                                                   ----------         ----------
Cash Flows From Financing Activities
  Proceeds from exercise of warrants for stock                                              -            475,000
  Net change in stockholder advances                                                   14,055            (60,573)
  Net change in note payable to factor                                                117,866             55,600
  Proceeds on notes payable                                                            15,102                  -
  Payments on notes payable                                                           (39,398)          (125,685)
                                                                                   ----------         ----------
  Net Cash Provided By Financing Activities                                           107,625            344,342
                                                                                   ----------         ----------
Currency translation adjustment                                                         7,307              9,588
                                                                                   ----------         ----------
Net change in cash                                                                    (10,158)            83,739
Cash at beginning of period                                                            67,102            256,647
                                                                                   ----------         ----------
Cash at end of period                                                              $   56,944         $  340,386
                                                                                   ==========         ==========


Cash paid for:
  Interest                                                                         $   11,838         $    5,885
  Income Taxes                                                                              -                  -

Conversion of common shares to
  preferred shares                                                                 $    1,374         $        -


                                TRUE HEALTH, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of True Health, Inc. ("True Health") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in True Health, Inc.'s Annual Financial Statements filed with the SEC on Form 10-KSB and in respect of the comparative period, the significant acquisition statement filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end to January 31, 2005, as reported in the Form 10-KSB, have been omitted.



NOTE 2 - PREFERRED SHARES

Effective March 19, a number of shareholders agreed to exchange their common shares for Series A Convertible Preferred Shares which are to be held and unavailable for sale for a period of one year. A total of 32,975,000 common shares were exchanged in the way for 4,121,875 shares of Series A convertible stock, including the shares of Mr D Francis, CEO.


NOTE 3 - REVERSE STOCK SPLIT

On April 18, 2005, True Health authorized a reduction in the total number of shares of company's Common Stock at the ratio of one new share for sixty old shares. This reverse stock split has been effected for all common share information included in the financial statements.


NOTE 4 - SUBSEQUENT EVENTS

True Health entered into an agreement, whereby 22,000 Series A Convertible Preferred Shares of $12.50 each were sold to external investors. The total consideration of $275,000 is to be paid over a term, of which the first instalment of $45,000 was received on May 2, 2005. Under the agreement, warrants were also issued for the subscription for 600,000 shares at $0.125 each and for 6,250,000 shares at $0.04 each.

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


Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

Revenue

Total revenue for the three months ended April 30, 2005 was $979,737. This compares with revenues of $1,657,589 for the three months ended April 30, 2004 and represents a decrease of $677,852.

The equipment rentals and sales segment's revenue of $435,688 for the three months ended April 30, 2005 represents a decrease of $60,687, when compared to the revenues of $496,375 for the three months ended April 30, 2004. This change reflects a stabalising of the equipment rentals market and a particularly high sale in the comparable period of the previous year.

Revenue from the recruitment services and placement segment was $535,553 for the three months ended April 30,2005. This represents a decrease of $615,522 when compared with the comparable results for the three months ended April 30, 2004. The main reason for the decrease arose from a change in recruitment personnel during the last year and a concentration by management in developing a more robust and sustainable business model. We believe that we are now in a much stronger position to benefit from an increase in operations as a result of improving the recruitment and candidate support process and by delivering a higher quality of service than before.


Cost of sales

Cost of sales for the three months ended April 30, 2005, compared to the three months ended April 30, 2004 are as follows:

                                        Three months ended                 Three months ended
                                        April 30, 2005                     April 30, 2004
Equipment rentals and sales               $184,845  34.5%                    $114,487  23.1%

Recruitment services and                   355,538  81.6%                     947,312  82.3%
- placement fees

Total                                   $  540,383  55.6%                  $1,061,799  64.1%

Total cost of sales of $540,383 for the three months to April 30, 2005 was $521,416 lower than the result for the three months ended April 30, 2004. Overall, the costs as a proportion of revenues reduced to 55.6%, compared to 64.1%. This represents a success by management in reducing the variable cost structure of the company, as well as having focussed of reducing fixed overhead expenses.

General and administrative overheads

General and administrative overheads have decreased by $172,629 to $483,389 for the three months to April 30, 2005, compared to overheads of $656,018 for the three months to April 30, 2004. This represents a reduction of 26.3%. The main reasons for the reduction are as follows:

Following the reverse merger of True Health and Westmeria Healthcare in mid-2003 the company's strategy had been to continue to concentrate on growing its revenues. At that time it had undertaken an expansion programme to increase its operations and administrative base to support such growth. As a result, the expenditure associated with the increasing revenues experienced at that time had led to a relatively high fixed cost structure, which resulted in its expenses outweighing its revenues. During the course of the last year, the Company's management continued to focus on revenues, which would generate a sustainable and lasting, long-term benefit to overall shareholder value. Resultantly, a shift in the cost base was made from that of high fixed costs to al lower cost base, with a greater emphasis on professionalism and quality of service. The end result has been to place the Company in a far greater position in terms of being able to benefit from any future expansion in revenues, by ensuring that its structural cost base remains efficient. Factors in reducing the levels of expenditure for the three months ended April 30, 2005 as compared with that of the same period last year, include:


o A concentration on internally recruiting sales employees who have greater experience of meeting higher quality standards and delivering long-term client relationships with our customers,

o A decrease in the expenses associated with managing and operating a publicly listed company following the additional experience gained by the board of directors in matters relating to the Securities Exchange Commission, public relations and marketing in general. This has resulted in a decrease in expenditure associated with external consultants.

o Savings in expenditure associated with improvements in the logistical operations, following the investment in new IT software and systems development during the fourth quarter of 2004.



Interest expense


Net Interest expense of $11,838 for the three months to April 30, 2005, increased by $8,831 compared with $3,017 for the three months to April 30, 2004. This is mainly due to the reduction in funds available over the last year.


Liquidity and Capital Resources

We have relied primarily on asset-based borrowings, internally generated funds, stockholder loans and trade credit to finance our operations. Our capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. Our working capital position has changed from a deficit of $386,120 as of January 31, 2005 to a deficit of $396,360 as at April 30, 2005. This is a moderate change and represents managements close control over cash expenditure and cash flow over the period. As of April 30, 2005, we had cash and cash equivalents of $56,944 compared to $67,103 as of January 31, 2005.


Operating Cash Flow

Net cash used in operating activities for the three months ended April 30, 2005 was $133,773 compared with net cash used of $239,193 for the three months ended April 30, 2004. This increase represents an improvement of $105,420 represents an improvement of 44.1% and is primarily due to the enhancement in service delivery and control in overall operations.

Credit Facilities

We have a loan agreement with bankers, HSBC, for a term loan that advanced (pound)130,000 in January 2003 and is due for repayment by November 2007. The loan attracts variable rate interest of 2% over UK base rate and there is a floating charge over the assets of the Company (67% at April 30, 2005).

We also have an accounts receivable factoring arrangement with Venture Finance, which is secured by a floating charge over our assets. This facility has attracts variable rate interest of 1.75% over UK base rate (6.50% at April 30, 2004).

We believe that current levels of cash and cash equivalents ($56,944 at April 30, 2005) together with cash from operations and funds available under our credit facilities, together with fund to be raised from potential investors and the support of the majority shareholder in the company, will be sufficient to meet our capital requirements for the next 12 months.


ITEM 3. CONTROLS AND PROCEDURES

At April 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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


TBA



                                                     SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  June 14, 2005.

                                               TRUE HEALTH, INC.

                                               BY: David Francis
                                                  -------------------
                                                  David Francis, CEO



                                               BY: Ian Wylie
                                                   ------------------
                                                   Ian Wylie, CFO

                                  Exhibit 31.1

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, David Francis, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended April 30, 2005 (this
         "Report");


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

Dated: June 14, 2005


David Francis
--------------------------------------
David Francis, CEO


                                  Exhibit 31.2

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Ian Wylie, certify that:

7. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended April 30, 2005 (this "Report");

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


Dated: June 14, 2005


Ian Wylie
--------------------------------------
Ian Wylie, CFO



                                   Exhibit 32

         Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of True Health, Inc. ("True Health"), that, to his knowledge, the quarterly report on Form 10-QSB of True Health, Inc. for the period ended April 30, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of True Health.

Dated: June 14, 2005




David Francis
--------------------------------------
David Francis, CEO




Ian Wylie
--------------------------------------
Ian Wylie, CFO