Form 10QSB
period 2005-07-31
TRUE HEALTH INC
filed 2005-09-20
CIK 1110607

=============================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

 -------- ---------------------------------------------------------------------
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005
 -------- ---------------------------------------------------------------------
          OR
 -------- ---------------------------------------------------------------------
 [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
 -------- ---------------------------------------------------------------------
          For the transition period from to
 -------- ---------------------------------------------------------------------

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
                           Yes [ x ]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of  July 31, 2005:      310,698

           =============================================================

                                TRUE HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2005
                                   (unaudited)

ASSETS
Current Assets
  Cash                                                                                        $    17,625
  Accounts receivable, net of the allowance
         for doubtful accounts of $33,253                                                         635,521
  Inventory                                                                                        73,704
  Other                                                                                            51,559
                                                                                              -----------

         Total Current Assets                                                                     778,409
                                                                                              -----------

Fixed Assets, net of accumulated depreciation of $335,431                                         192,580
                                                                                              -----------

TOTAL ASSETS                                                                                   $  970,989
                                                                                              ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Note payable to factor                                                                      $   454,275
  Current portion of notes payable                                                                 53,737
  Accounts payable                                                                                109,580
  Accrued expenses                                                                                266,799
  Accounts payable to stockholder                                                                 263,454
                                                                                              -----------

         Total Current Liabilities                                                              1,147,845
                                                                                              -----------

Long-term portion of notes payable                                                                 70,416
                                                                                              -----------

         Total Liabilities                                                                      1,218,261
                                                                                              -----------

Stockholders' Deficit
  Convertible preferred stock, $0.01 par value;
  5,000,000 shares authorized; 4,121,877 shares issued
  and outstanding                                                                                   4,122
  Common stock, $0.01 par value; 100,000,000 shares
  authorized; 310,698 shares issued and outstanding                                                 3,107
  Additional paid in capital                                                                    2,163,527
  Accumulated deficit                                                                          (2,465,414)
  Accumulated other comprehensive loss                                                             47,386
                                                                                              -----------

  Total Stockholders' Deficit                                                                    (247,272)
                                                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $        970,989
                                                                                              ===========


                                TRUE HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended July 31, 2005 and 2004
                                   (unaudited)




                                                     Three Months Ended                    Six Months Ended
                                                   2005              2004             2005             2004
                                                  ----------        ----------        ----------      ----------
Revenue
- Equipment rentals and sales                     $  617,333        $  510,403        $1,053,021      $1,006,777
- Radiographer services
     and placement fees                              529,638         1,095,665         1,065,191         2,246,740
- Other                                               10,507            10,624            19,003            20,763
                                                  ----------        ----------        ----------      ----------

Total Revenues                                     1,157,478         1,616,692         2,137,215         3,274,281
Cost of sales                                        642,268         1,032,943         1,182,651         2,094,743
                                                  ----------        ----------        ----------      ----------

Gross margin                                         515,210           583,749           954,564         1,179,538
                                                  ----------        ----------        ----------      ----------

General and administrative
- Non-cash professional fees                               -           600,000                 -         600,000
- Other                                              508,346           749,322           964,406         1,405,340
Depreciation                                          27,061            35,465            59,870            61,238
                                                  ----------        ----------        ----------      ----------

  Total operating expenses                           535,407         1,384,787         1,024,276         2,066,578
                                                  ----------        ----------        ----------      ----------

Net Operating Profit/(Loss)                          (20,197)         (801,038)          (69,712)       (887,040)

Interest income                                          372                 -               372                 -
Interest expense                                     (14,129)          (21,147)          (25,967)          (24,164)
                                                  ----------        ----------        ----------      ----------

Net income/(loss) before taxes                       (33,954)         (822,185)          (95,307)       (911,204)

Income tax expense                                         -              (897)                -                 -
                                                  ----------        ----------        ----------      ----------

Net Income/(Loss)                                 $  (33,954)        (823,082)       $  (95,307)       $ (911,204)
                                                  ==========        ==========        ==========      ==========

Basic and diluted loss
     per share                                    $    (0.11)        $    (0.02)       $    (0.17) $   (0.02)

Weighted average shares
     outstanding                                     310,698         51,123,397           547,535        50,679,055


                                TRUE HEALTH, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                     Six Months Ended July 31, 2005 and 2004
                                   (unaudited)

                                                                                   2005                  2004
                                                                                  ----------             ---------
Cash Flows From Operating Activities
  Net loss                                                                          $(95,307)            $(911,204)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                      59,870                61,232
    Stock issued for services                                                              -               600,000
    Imputed interest on shareholder notes payable                                     14,273                 6,421
    Changes in:
         Accounts receivable                                                        (170,260)             (283,380)
         Inventory                                                                    61,930              (136,425)
         Other current assets                                                        (13,538)              (25,610)
         Accounts payable                                                               (442)                76,020
         Accrued expenses                                                            (68,304)                57,242
                                                                                   ---------             ---------

  Net Cash Used in Operating Activities                                             (211,778)             (555,704)
                                                                                   ---------             ---------
Cash Flows Used in Investing Activities
  Purchase of equipment                                                              (51,274)             (69,312)
                                                                                   ---------             ---------
Cash Flows From Financing Activities
  Proceeds from exercise of warrants for stock                                             -               475,000
  Net change in note payable to factor                                               154,127               275,845
  Net change in note payable to bank loan                                            (29,274)             (197,332)
  Net change in note payable to related party                                              -              (160,405)
  Net change in capital lease obligation                                              (7,714)                    -
                                                                                   ---------             ---------

  Net Cash Provided By Financing Activities                                          117,139               393,108
                                                                                  ---------               ---------

Currency translation adjustment                                                       96,436                23,443
                                                                                   ---------             ---------

Net change in cash                                                                   (49,477)             (208,465)
Cash at beginning of period                                                           67,102               256,646
                                                                                   ---------             ---------

Cash at end of period                                                              $  17,625            $   48,181
                                                                                   =========             =========


                                 TRUE HEALTH INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of True Health Inc. (True Health) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in True Health, Inc.'s Annual Financial Statements filed with the SEC on Form 10-KSB and in respect of the comparative period, the significant acquisition statement filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended to January,31 2005, as reported in the Form 10-KSB, have been omitted.

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


Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

Revenue

Total revenue for the three months ended July 31, 2005 was $1,157,478. This represents a decrease of $459,214 or 28.4%, when compared to revenue of $1,616,692 for the three months ended July 31, 2004.

Revenue from the equipment rentals and sales segment increased by $106,930, or 20.9%, to $617,333 in the three months ended July 31, 2005 compared to $510,403 in the three months ended July 31, 2004. This increase reflects the continued growth in the equipment division over the past year arising from an increase in the customer base, specifically through our geographic expansion via our Distributor Network.

Revenue from recruitment services and placement of radiographers, social workers and nurses was $529,638 for the three months ended July 31, 2005. This represents a 51.7% reduction on the three months to July 31, 2004 of $1,095,665.

Cost of sales

Cost of sales for the three months ended July 31, 2005, compared to the three months ended July 31, 2004 are shown below:

                              Three months ended          Three months ended
                                  July 31, 2005                July 31, 2004

Equipment rentals and sales         $159,486  25.8%     $137,180  26.8%

Recruitment services and             482,782  91.1%      895,763  81.8%
placement fees

Total                              $  642,268  55.5%    $1,032,943  63.3%


The total Gross Profit of $515,210 in the second quarter was $68,539 (11.7%) lower than compared with the three months ended July 31, 2004 of $583,749.

General and administrative overheads

General and administrative overhead expenditure for the three months ended July 31, 2005 of $508,346 was $840,976 lower than the amount of $1,349,332 incurred in the three months ended July 31, 2004. Of this reduction, $600,000 was due to the consideration having been incurred in 2004 for professional fees, which were paid for by way of shares for the three months to July 31, 2004. The Company's general and administrative expenses were $508,346. This represents an achieved saving of $240,976, or 32.2% compared to the general administrative expenses of $749,322 incurred in the three months ended July 31, 2004. The main reasons for these savings are as follows:

o An improvement in operating efficiency arising from the investment in information technology systems and infrastructure in the last quarter of the previous financial year. This has enabled a reduction in non-sales staff to support the organisation,
o A reduction in the fixed costs of employing a large sales staff, having increased the variable nature of staff compensation. Higher paid sales managers who had been with the Company for a number of years have gradually been replaced with more experienced individuals at more competitive remuneration packages. As a result the reduction in staff pay more than outweighs the reduction in gross profits,
o        A reduction in external consultancy fees.

Interest expense

Net Interest expense of $14,129 for the three months ended July 31, 2005, is compared with $21,147 for the three months ended July 31, 2004. This represents a saving of $7,018 and arises out of the Company's improved cash flow management over the last year.

Six Months Ended July 31, 2005 Compared to Six Months Ended July 31, 2004

Revenue

Total revenue for the six months ended July 31, 2005 was $2,137,215 representing a decrease of $1,137,066 or 34.7%, when compared to revenue of $3,274,281 for the six months ended July 31, 2004. The reduction in revenues came entirely from a fall in activity in the recruitment division, while the Company's equipment division generated a modest increase in revenues, as discussed below.

Revenue from the equipment rentals and sales segment of $1,053,021 increased by $46,244, or 4.6%, in the six months ended July 31, 2005, compared to $1,006,777 for the six months ended July 31, 2004. This reflects the stable income stream and growth in the division over the past year, which mainly arose from an increase in the customer base and through our ongoing geographic expansion via our Distributor Network.

Revenue from the recruitment services and placement segment decreased by $1,181,549 to $1,065,191 for the six months ended July 31, 2005. This represents a 52.6% decrease on the six months to July 31, 2004. The main reason in the fall in recruitment revenues stemmed from a shift in clients' purchasing strategies by relying on a fewer number of core first and second tier suppliers of medical personnel, specifically with respect to radiography. As a result the Company has actively marketed its services to obtain preferred supplier status with clients in this and other fields, including social care. It is anticipated that future growth in recruitment will arise from this strategy.

Cost of sales

Cost of sales for the six months ended July 31, 2005, compared to the six months ended July 31, 2004 are as follows:

                               Six months ended              Six months ended
                                July 31, 2005                 July 31, 2004

Equipment rentals and sales       $ 344,331  32.7%            $ 251,668  25.0%

Recruitment services and           838,320  78.7%              1,843,075 82.0%
placement fees

Total                           $1,182,651  55.3%      $2,094,743 64.0%

The total Gross Profit for the first half of the year to July 31, 2005 was $954,564 and represents a reduction of $224,974 (19.1%) compared with the six months ended July 31, 2004 of $1,179,538. This decrease in gross margins, compared with a reduction in total revenues for the same period by 34.7%, reflects the Company's focus on attaining higher quality business and contracts over the last year.

General and administrative overheads

General and administrative overhead expenses decreased by $1,040,934, or 51.9% to $964,406 for the six months to July 31, 2005, compared to overheads of $2,005,340 for the six months to July 31, 2004. The main reasons for the increase in expenditure are as for the items outlined in the discussion and analysis for the three months results, earlier in this Report.

Interest expense

Net Interest expense of $25,967 for the six months to July 31, 2005, increased by $1,803, or 7.5%, compared with $24,164 for the six months to July 31, 2004.

Liquidity and Capital Resources

We have relied primarily on asset-based borrowings, internally generated funds, stockholder investment and loans, together with trade credit to finance our operations. Our capital requirements primarily result from working capital needed to support operations, including increases in inventory and accounts receivable. Our working capital position has deteriorated from a deficit of $76,857 as of July 31, 2004 to a deficit of $324,436 as of July 31, 2005. As of July 31, 2005, we had cash and cash equivalents of $17,625 compared to $48,181 as of July 31, 2004.

Operating Cash Flow

Net cash used in operating activities for the six months ended July 31, 2005 was $211,778 compared with net cash used of $555,704 for the six months ended July 31, 2004.

Credit Facilities

We have a loan agreement with bankers, HSBC, for a term loan that advanced $237,000 in January 2004 and is due for repayment by November 2007. The loan attracts a variable rate interest of 2% over UK base rate and there is a floating charge over the assets of the Company (6.75% at July 31, 2005).

We also have an accounts receivable factoring arrangement with Venture Finance which is secured by a floating charge over our assets. This facility has variable rate interest of 1.75% over UK base rate (6.5% at July 31, 2005).

We believe that current levels of cash and cash equivalents ($17,625 at July 31, 2005) together with cash from operations and funds available under our credit facilities and additional funding exercises, will be sufficient to meet our capital requirements for the next twelve months.


ITEM 3. CONTROLS AND PROCEDURES

At July 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

(b) Report on Form 10-KSB

On May 17, 2005, we filed a report on Form 10-KSB relating to our results for the year ended January 31, 2005.

(c) Report on Form 10-QSB

On June 14, 2005, we filed a report on Form 10-QSB relating to our results for the quarter ended April 30, 2005.



                                                     SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  September 9, 2005.

                                               TRUE HEALTH, INC.

                                               BY: David Francis
                                                  -------------------
                                                  David Francis, CEO



                                               BY: Ian Wylie
                                                   ------------------
                                                   Ian Wylie, CFO

                                  Exhibit 31.1

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, David Francis, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended July 31, 2005 (this "Report");

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

Dated: September 9, 2005


David Francis
--------------------------------------
David Francis, CEO


                                  Exhibit 31.2

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Ian Wylie, certify that:

7. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended July 31, 2005 (this "Report");

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


Dated: September 9, 2005


Ian Wylie
--------------------------------------
Ian Wylie, CFO



                                   Exhibit 32

         Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of True Health, Inc. ("True Health"), that, to his knowledge, the quarterly report on Form 10-QSB of True Health, Inc. for the period ended July 31, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of True Health.

Dated: September 9, 2005




David Francis
--------------------------------------
David Francis, CEO




Ian Wylie
--------------------------------------
Ian Wylie, CFO