Form 10QSB/A
period 2005-07-31
TRUE HEALTH INC
filed 2005-10-20
CIK 1110607

=============================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB/A

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

          =============================================================

                                TRUE HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2005
                                   (unaudited)

ASSETS
Current Assets
  Cash                                                                                        $    17,625
  Accounts receivable, net of the allowance
         for doubtful accounts of $33,253                                                         635,521
  Inventory                                                                                        73,704
  Other                                                                                            51,559
                                                                                              -----------

         Total Current Assets                                                                     778,409
                                                                                              -----------

Fixed Assets, net of accumulated depreciation of $335,431                                         192,580
                                                                                              -----------

TOTAL ASSETS                                                                                    $ 970,989
                                                                                              ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Note payable to factor                                                                      $   454,275
  Current portion of notes payable                                                                 53,737
  Accounts payable                                                                                 64,581
  Accrued expenses                                                                                266,799
  Accounts payable to stockholder                                                                 263,454
                                                                                              -----------

         Total Current Liabilities                                                              1,102,846
                                                                                              -----------

Long-term portion of notes payable                                                                 70,416
                                                                                              -----------

         Total Liabilities                                                                      1,173,262
                                                                                              -----------

Stockholders' Deficit
  Convertible preferred stock, $0.001 par value;
  5,000,000 shares authorized; 4,325,789 shares issued
  and outstanding                                                                                   4,326
  Common stock, $0.01 par value; 100,000,000 shares
  authorized; 310,698 shares issued and outstanding                                                 3,107
  Additional paid in capital                                                                    2,208,322
  Accumulated deficit                                                                          (2,465,414)
  Accumulated other comprehensive loss                                                             47,386
                                                                                              -----------

  Total Stockholders' Deficit                                                                    (202,273)
                                                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $        970,989
                                                                                              ===========

                                TRUE HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended July 31, 2005 and 2004
                                   (unaudited)




                                                     Three Months Ended                    Six Months Ended
                                                   2005              2004             2005             2004
                                                  ----------        ----------        ----------      ----------
Revenue
- Equipment rentals and sales                     $  617,333        $  510,403        $1,053,021      $1,006,777
- Recruitment services
     and placement fees                              529,638         1,095,665         1,065,191         2,246,740
- Other                                               10,507            10,624            19,003            20,763
                                                  ----------        ----------        ----------      ----------

Total Revenues                                     1,157,478         1,616,692         2,137,215         3,274,281
Cost of sales                                        642,268         1,032,943         1,182,651         2,094,743
                                                  ----------        ----------        ----------      ----------

Gross margin                                         515,210           583,749           954,564         1,179,538
                                                  ----------        ----------        ----------      ----------

General and administrative
- Non-cash professional fees                               -           600,000                 -         600,000
- Other                                              492,940           749,322           964,406         1,405,340
Depreciation                                          42,467            35,465            59,870            61,238
                                                  ----------        ----------        ----------      ----------

  Total operating expenses                           535,407         1,384,787         1,024,276         2,066,578
                                                  ----------        ----------        ----------      ----------

Net Operating Profit/(Loss)                          (20,197)         (801,038)          (69,712)       (887,040)

Interest income                                           372                -               372                 -
Interest expense                                     (14,129)          (21,147)          (25,967)          (24,164)
                                                  ----------        ----------        ----------      ----------

Net income/(loss) before taxes                       (33,954)         (822,185)          (95,307)       (911,204)

Income tax expense                                         -              (897)                -                 -
                                                  ----------        ----------        ----------      ----------

Net Income/(Loss)                                 $  (33,954)        (823,082)       $  (95,307)       $ (911,204)
                                                  ==========        ==========        ==========      ==========

Basic and diluted loss
     per share                                    $    (0.11)      $    (0.02)       $    (0.17) $   (0.02)

Weighted average shares
     outstanding                                     310,698        51,123,397           547,535        50,679,055


                                TRUE HEALTH, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                     Six Months Ended July 31, 2005 and 2004
                                   (unaudited)

                                                                                   2005                  2004
                                                                                  ----------             ---------
Cash Flows From Operating Activities
  Net loss                                                                          $(95,307)            $(911,204)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                       59,870               61,232
    Stock issued for services                                                              -               600,000
    Imputed interest on shareholder notes payable                                     14,273                 6,421
    Changes in:
         Accounts receivable                                                        (170,260)             (283,380)
         Inventory                                                                    61,930              (136,425)
         Other current assets                                                        (13,538)              (25,610)
         Accounts payable                                                            (45,442)                76,020
         Accrued expenses                                                            (68,304)                57,242
                                                                                   ---------             ---------

  Net Cash Used in Operating Activities                                             (256,778)             (555,704)
                                                                                   ---------             ---------
Cash Flows Used in Investing Activities
  Purchase of equipment                                                              (51,274)              (69,312)
                                                                                   ---------             ---------
Cash Flows From Financing Activities
  Proceeds from exercise of warrants for stock                                             -               475,000
  Net change in note payable to factor                                               154,127               275,845
  Net change in note payable to bank loan                                            (29,274)             (197,332)
  Net change in note payable to related party                                              -              (160,405)
  Repayments of capital lease obligation                                              (7,714)                    -
  Proceeds from sale of preferred stock                                               45,000                     -
                                                                                   ---------             ---------

  Net Cash Provided By Financing Activities                                          162,139               393,108
                                                                                  ---------              ---------

Currency translation adjustment                                                       96,436                23,443
                                                                                   ---------             ---------

Net change in cash                                                                   (49,477)            (208,465)
Cash at beginning of period                                                           67,102               256,646
                                                                                   ---------             ---------

Cash at end of period                                                              $  17,625            $   48,181
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

Note 2 - PREFERRED STOCK

On April 22, 2005, True Health entered into a securities purchase agreement with four investors to sell preferred shares in four tranches. True Health is to file a registration statement to register the underlying securities of the agreement. The preferred stock is convertible into common stock at $0.0625 per share. In connection with each tranche, True Health will issue 150,000 Series A warrants to purchase one share of common stock at $0.125 per share and 1,562,5000 Series B warrants to purchase one share of common stock at $0.04 per share. The Series A warrants will be exercisable for a period commencing on the date of the effectiveness of the registration statement and ending four years from the closing of the respective tranche. The Series B warrants will be exercisable for a period commencing 90 days after the fourth closing and ending two years after the effectiveness of the registration statement. The preferred shares receive cumulative dividends at 2.50% above the prime rate payable quarterly. A summary of the four tranches is as follows:

                          Preferred Stock
                 ----------------------------------
    Traunch          Shares           Amount        Closing Date
    -------          ------           ------        ------------
       1                3,600         $  45,000     May 2, 2005
       2                4,000            50,000     Five business days after filing registration statement
       3                4,800            60,000     Five business days after effectiveness of registration
                                                    statement
       4                9,600           120,000     30 business days after effectiveness of registration
                                                    statement
                 --------------- ------------------
     Total             22,000         $ 275,000
                 =============== ==================

Management expects the registration statement to be filed in October 2005.

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

Cost of sales

Cost of sales and related percentage of respective revenue for the three months ended July 31, 2005, compared to the three months ended July 31, 2004 are shown below:

                                  Three months ended   Three months ended
                                     July 31, 2005       July 31, 2004

Equipment rentals and sales         $159,486  25.8%     $137,180  26.9%

Recruitment services and             482,782  91.2%      895,763  81.8%
placement fees                   -----------         ----------
Total                             $  642,268  55.5%   $1,032,943  63.9%
                                 ===========         ==========

The total Gross Profit of $515,210 in the second quarter was $68,539 (11.7%) lower than compared with the three months ended July 31, 2004 of $583,749.

General and administrative overheads

General and administrative overhead expenditure for the three months ended July 31, 2005 of $492,940 was $856,392 lower than the amount of $1,349,332 incurred in the three months ended July 31, 2004. Of this reduction, $600,000 was due to the consideration having been incurred in 2004 for professional fees, which were paid for by way of shares for the three months to July 31, 2004. The Company's general and administrative expenses were $492,940. This represents an achieved saving of $256,382, or 34.2% compared to the general administrative expenses of $749,322 incurred in the three months ended July 31, 2004. The main reasons for these savings are as follows:
o An improvement in operating efficiency arising from the investment in information technology systems and infrastructure in the last quarter of the previous financial year. This has enabled a reduction in non-sales staff to support the organisation,
o A reduction in the fixed costs of employing a large sales staff, having increased the variable nature of staff compensation. Higher paid sales managers who had been with the Company for a number of years have gradually been replaced with more experienced individuals at more competitive remuneration packages. As a result the reduction in staff pay more than outweighs the reduction in gross profits,
o        A reduction in external consultancy fees.

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

Cost of sales

Cost of sales and related percentage of respective revenue for the six months ended July 31, 2005, compared to the six months ended July 31, 2004 are as follows:

                              Six months ended     Six months ended
                                 July 31, 2005       July 31, 2004

Equipment rentals and sales  $   344,331  32.7%    $   251,668  25.0%

Recruitment services and
placement fees                   838,320  78.7%      1,843,075  82.0%
                               ----------           ----------
Total                        $ 1,182,651  55.3%    $ 2,094,743  64.0%
                              ===========           ==========

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

Operating Cash Flow

Net cash used in operating activities for the six months ended July 31, 2005 was $256,778 compared with net cash used of $555,704 for the six months ended July 31, 2004.

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

         Dated:  October 18, 2005.

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

Dated: October 18, 2005


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


Dated: October 18, 2005


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

Dated: October 18, 2005




David Francis
--------------------------------------
David Francis, CEO




Ian Wylie
--------------------------------------
Ian Wylie, CFO