Form 10QSB
period 2005-10-31
TRUE HEALTH INC
filed 2005-12-20
CIK 1110607

Microsoft Word 10.0.6764;






         =============================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10QSB

 -------- ----------------------------------------------------------------------
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005
 -------- ---------------------------------------------------------------------
          OR
 -------- ---------------------------------------------------------------------
 [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
 -------- ---------------------------------------------------------------------
          For the transition period from to
 -------- ---------------------------------------------------------------------

                         COMMISSION FILE NUMBER: 0-30351

                                True Health, Inc.
             (Exact name of registrant as specified in its charter)

           -------------------------------------------------- -------------------------------------------
           Utah                                               75-2263732
           -------------------------------------------------- -------------------------------------------
           (State of other jurisdiction                       (IRS Employer Identification
           of incorporation or organization)                  Number)
           -------------------------------------------------- -------------------------------------------

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
                           Yes [ x ]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of  October 31, 2005:      310,686

          =============================================================

                                TRUE HEALTH, INC.
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2005
                                   (unaudited)

ASSETS

Current Assets
  Cash                                                                                         $    1,002
  Accounts receivable, net of the allowance
         for doubtful accounts of $32,099                                                         672,132
  Inventory                                                                                       111,717
  Other                                                                                            44,041
                                                                                              -----------

         Total Current Assets                                                                     828,892
                                                                                              -----------

Fixed assets, net of accumulated depreciation of $369,579                                         225,625
                                                                                              -----------

TOTAL ASSETS                                                                                 $  1,054,517
                                                                                              ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable to factor                                                                      $   401,061
  Current portion of notes payable                                                                 87,946
  Accounts payable                                                                                136,685
  Accrued expenses                                                                                313,246
  Accounts payable to stockholder                                                                 265,769
                                                                                              -----------

         Total Current Liabilities                                                              1,204,707
                                                                                              -----------

Long-term portion of notes payable                                                                 58,862
                                                                                              -----------

         Total Liabilities                                                                      1,263,569
                                                                                              -----------

Stockholders' Deficit
  Convertible preferred stock, $0.01 par value;
  5,000,000 shares authorized; 4,187,977 shares issued
  and outstanding                                                                                   4,188
  Common stock, $.01 par value; 100,000,000 shares
  authorized; 310,686 shares issued and outstanding                                                 3,107
  Additional paid in capital                                                                    2,233,711
  Accumulated deficit                                                                          (2,424,920)
  Accumulated other comprehensive loss                                                            (25,138)
                                                                                              -----------

  Total Stockholders' Deficit                                                                    (209,052)
                                                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $      1,054,517
                                                                                              ===========

                                TRUE HEALTH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Three and Nine Months Ended October 31, 2005 and 2004
                                   (unaudited)




                                                     Three Months Ended                    Nine Months Ended
                                                   2005              2004             2005             2004
                                                  ----------        ----------        ----------      ----------
Revenue
- Equipment rentals and sales                     $  653,366        $  452,451        $1,706,387      $1,459,228
- Recruitment services
     and placement fees                              513,515           872,489         1,578,706         3,119,230
- Other                                                7,376             9,447            26,379            30,210
                                                  ----------        ----------        ----------      ----------

Total Revenues                                     1,174,257        1,334,387         3,311,472         4,608,668
Cost of sales                                        650,975           881,741         1,833,626         2,976,484
                                                  ----------        ----------        ----------      ----------

Gross margin                                         523,281           452,646         1,477,845         1,632,184
                                                  ----------        ----------        ----------      ----------

General and administrative
- Non-cash professional fees                               -                 -                 -         600,000
- Other                                              440,160           546,522         1,410,527         1,951,862
Depreciation                                          31,445            29,525            83,354            90,763
                                                  ----------        ----------        ----------      ----------

  Total operating expenses 471,605                   576,047         1,495,881         2,642,625
                                                  ----------        ----------        ----------      ----------

Net Operating Profit/(loss)                           51,677          (123,401)          (18,035)     (1,010,441)

Interest income                                          390                318               762               318
Interest expense                                     (11,572)          (10,753)          (37,539)          (34,916)
                                                  ----------        ----------        ----------      ----------

Net income/(loss) before taxes                        40,494          (133,836)          (54,813)     (1,045,040)

Income tax expense                                         -                 -                 -                 -
                                                  ----------        ----------        ----------      ----------

Net Income/(Loss)                                 $   40,494         (133,836)        $ (54,813)      $(1,045,040)
                                                  ==========        ==========        ==========      ==========

Income (loss) per share:
     Basic                                       $    0.13        $    (0.00)        $    (0.12) $   (0.02)
     Diluted                                     $    0.00        $    (0.00)        $    (0.12) $   (0.02)

Weighted average shares
     outstanding                                    310,698        51,558,179           468,589        50,974,236




                                TRUE HEALTH, INC.
                      STATEMENTS OF CONSOLIDATED CASH FLOW
                   Nine Months Ended October 31, 2005 and 2004
                                   (unaudited)

                                                                                   2005                  2004
                                                                                  ----------             ---------
Cash Flows From Operating Activities
  Net profit/(loss)                                                                $ (54,813)         $(1,045,040)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                       91,479              99,314
    Stock issued for services                                                              -               600,000
    Imputed interest on shareholder notes payable                                     16,116                 7,203
    Changes in:
         Accounts receivable                                                        (202,585)               19,882
         Inventory                                                                    25,167              (101,999)
         Other current assets                                                         (5,669)                5,162
         Accounts payable                                                             33,023                12,294
         Accrued expenses                                                            (24,659)              115,090
                                                                                   ---------             ---------

  Net Cash Used in Operating Activities                                             (121,941)             (288,086)
                                                                                   ---------             ---------
Cash Flows Used in Investing Activities
  Purchase of equipment                                                             (114,075)             (104,284)
                                                                                   ---------             ---------
Cash Flows From Financing Activities
  Proceeds from exercise of warrants for stock                                             -               475,000
  Net change in note payable to factor                                                98,147               (82,544)
  Net change in note payable to bank loan                                             (8,034)             (145,522)
  Net change in note payable to related party                                         (9,197)             (165,930)
  Net change in capital lease obligation                                              (7,785)                    -
  Proceeds from sale of common stock                                                  25,250                64,500
  Proceeds from sale of preferred stock                                               45,000                     -
                                                                                   ---------             ---------

  Net Cash Provided By Financing Activities                                          143,381               145,504
                                                                                  ---------               ---------

Currency translation adjustment                                                       26,534                23,119
                                                                                   ---------             ---------

Net change in cash                                                                  (66,100)             (223,747)
Cash at beginning of period                                                           67,102               256,646
                                                                                   ---------             ---------

Cash at end of period                                                               $  1,002            $   32,899
                                                                                   =========             =========


                                 TRUE HEALTH INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of True Health Inc. (True Health) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in True Health, Inc.'s Annual Financial Statements filed with the SEC on Form 10-KSB and in respect of the comparative period, the significant acquisition statement filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended to January 31, 2005, as reported in the Form 10-KSB, have been omitted.


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
                 =============== ==================

Subsequent to the above securities purchase agreement, Management have renegotiated the terms of this agreement and a revised agreement has been made effective December 16, 2005. The main terms of this revised agreement are the same although the Closing dates have been revised to December 19,2005 for the second closing, January 31, 2006 for the third closing and March 31, for the fourth closing.


NOTE 3 - SEGMENT INFORMATION

Reportable segments are based on internal organizational structure and are comprised of Equipment Products and Recruitment Services. The Equipment Products segment derives revenues from the sale and rental of medical equipment including its main product range, being pressure relieving systems to public and private hospitals, nursing homes and individuals. The Recruitment Services segment derives its revenues from the placement of medical staff, including radiographers, midwives, and nurses in addition to social care staff

Segment financial information is summarized as follows:

Three months ended October 31, 2005

                                                                             Corporate
                                          Equipment       Recruitment        and Other             Total
                                             ------          --------        ---------             -----
2005
----
Revenue                                   $ 653,366        $  513,515        $   7,376        $1,174,257
Net interest expense                              -                 -           11,182            11,182
Depreciation and
  amortization                                    -                 -           31,445            31,445
Net income / (loss)                         241,273             3,560         (204,339)           40,494
Total assets                                757,160           217,872           79,485         1,054,517
Expenditures for
  long-lived assets                          34,900                 -                -            34,900

2004
----
Revenue                                  $  452,451        $  872,489        $   9,447        $1,334,387
Net interest expense                              -                 -           10,435            10,435
Depreciation and
  amortization                                    -                 -           29,525            29,525
Net income (loss)                           195,247             4,320         (333,403)         (133,836)
Total assets                                689,232           351,276          193,990         1,234,498
Expenditures for
  long-lived assets                          23,794                 -                -            23,794


Nine months ended October 31, 2005
                                                                             Corporate
                                          Equipment       Recruitment        and Other             Total
                                             ------          --------        ---------             -----
2005
----
Revenue                                  $1,706,387        $1,578,706       $   26,379        $3,311,472
Net interest expense                              -                 -           36,777            36,777
Depreciation and
  amortization                                    -                 -           83,354            83,354
Net income / (loss)                         699,442             9,480         (763,733)          (54,813)
Total assets                                757,160           217,872           79,485         1,054,517
Expenditures for
  long-lived assets                         114,075                 -                -           114,075

2004
----
Revenue                                  $1,459,228        $3,119,230        $  30,210        $4,608,668
Net interest expense                              -                 -           34,598            34,598
Depreciation and
  amortization                                    -                 -           90,763            90,763
Net income (loss)                           195,247             4,320       (1,244,607)       (1,045,040)
Total assets                                689,232           351,276          193,990         1,234,498
Expenditures for
  long-lived assets                         104,284                 -                -           104,284



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


Three Months Ended October 31, 2005 Compared to Three Months Ended October 31,
 2004

Revenue

Total revenue for the three months ended October 31, 2005 was $1,174,257. This represents a decrease of $160,130 or 12.0%, when compared to revenue of $1,334,387 for the three months ended October 31, 2004.

Revenue from the equipment rentals and sales segment increased by $200,915, or 44.4%, to $653,366 in the three months ended October 31, 2005 compared to $452,451 in the three months ended October 31, 2004. This increase reflects the continued growth in the equipment division over the past year arising from an increase in the customer base, specifically through our geographic expansion via our Distributor Network.

Revenue from recruitment services and placement of medical staff, care and social workers and nurses was $513,515 for the three months ended October 31, 2005. This represents a reduction of $358,974 or 41.1% compared with revenues of $872,489 for the three months to October 31, 2004.


Cost of sales

Cost of sales for the three months ended October 31, 2005, compared to the three months ended October 31, 2004 are shown below:


                                 Three months ended          Three months ended
                                  October 31, 2005             October 31, 2004

Equipment rentals and sales         $196,407  30.1%     $172,790  38.2%

Recruitment services and             454,568  88.5%      708,951  81.3%
 - placement fees

Total                             $  650,975  55.4%    $  881,741  66.1%


The total Gross Profit of $523,281 in the second quarter was $70,635 (15.6%) higher than the three months ended October 31, 2004 of $452,646.


General and administrative overheads

General and administrative overhead expenditure for the three months ended October 31, 2005 of $440,160 was $106,362, or 19.5% lower than the amount of $546,522 incurred in the three months ended October 31, 2004. The main reasons for these savings are as follows:

o An improvement in operating efficiency arising from the investment in information technology systems and infrastructure in the last quarter of the previous financial year. This has enabled a reduction in non-sales staff to support the organisation,
o A reduction in the fixed costs of employing a large sales staff, especially recruitment division where revenues and income was declining. Higher paid sales managers who had been with the Company for a number of years have gradually been replaced with more experienced individuals at more competitive remuneration packages. A greater focus is being placed on results based commission to staff.


Interest expense

Net Interest expense of $11,182 for the three months ended October 31, 2005, is compared with $10,435 for the three months ended October 31, 2004. This represents a marginal increase of $747 and reflects the overall net debt position of the company during the quarter.


Liquidity and Capital Resources

We have relied primarily on asset-based borrowings, internally generated funds, stockholder investment and loans, together with trade credit to finance our operations. Our capital requirements primarily result from working capital needed to support operations, including increases in inventory and accounts receivable. Our working capital position has marginally deteriorated from a deficit of $324,436 as of July 31, 2005 to a deficit of $375,815 as of October 31, 2005. As of October 31, 2005, we had cash and cash equivalents of $1,002 compared to $17,625 as of July 31, 2005.

Operating Cash Flow

Net cash used in operating activities for the three months ended October 31, 2005 showed an improvement $134,837, when comparing the net cash used in operations for the nine months ended October 31, 2005 of $121,941 which is a significant improvement on the net cash used of $256,778 for the six months ended July 31, 2005 and arises out of the beneficial financial effect of the company's performance on managing its resources, including its inventories, accounts receivable and payable and due to a significantly improved overall financial performance for the period.


Credit Facilities

We have a loan agreement with bankers, HSBC, for a term loan that advanced $237,000 in January 2004 and is due for repayment by November 2007. The loan attracts a variable rate interest of 2% over UK base rate and there is a floating charge over the assets of the Company (6.75% at October 31, 2005).

We also have an accounts receivable factoring arrangement with Venture Finance which is secured by a floating charge over our assets. This facility has attracts variable rate interest of 1.75% over UK base rate (6.5% at October 31, 2005).

We believe that current levels of cash and cash equivalents ($1,002 at October 31, 2005) together with cash from operations and funds available under our credit facilities and additional funding exercises, will be sufficient to meet our capital requirements for the next twelve months.


Nine Months Ended October 31, 2005 Compared to Nine Months Ended October 31,
 2004

Revenue

Total revenue for the nine months ended October 31, 2005 was $3,311,472 representing a decrease of $1,297,196 or 28.1%, when compared to revenue of $4,608,668 for the nine months ended October 31, 2004. The reduction in revenues came entirely from a fall in activity in the recruitment division, while the Company's equipment division generated a modest increase in revenues, as discussed below.

Revenue from the equipment rentals and sales segment of $1,706,387 increased by $247,159, or 16.9%, in the nine months ended October 31, 2005, compared to $1,459,228 for the nine months ended October 31, 2004. This reflects the stable income stream and growth in the division over the past year, which mainly arose from an increase in the customer base and through our ongoing geographic expansion via our Distributor Network.

Revenue from the recruitment services and placement segment decreased by $1,540,524, to $1,578,706 for the nine months ended October 31, 2005. This represents a 49.4% decrease on the revenues of $3,119,230 for the nine months to October 31, 2004. The main reason in the fall in recruitment revenues stemmed from a shift in clients' purchasing strategies by relying on a fewer number of core first and second tier suppliers of medical personnel, specifically with respect to radiography. It also experienced a reduction in the number of sales staff in this sector. As a result the Company has actively marketed its services to obtain preferred supplier status with clients in this and other fields, including social care.


Cost of sales

Cost of sales for the nine months ended October 31, 2005, compared to the nine months ended October 31, 2004 are as follows:



                                Nine months ended             Nine months ended
                                 October 31, 2005              October 31, 2004

Equipment rentals and sales       $  540,738  31.6%           $  424,458  29.1%

Recruitment services and           1,292,888  81.8%            2,552,026  81.8%
placement fees

Total                             $1,833,626  55.3%      $2,976,484  64.6%


The total Gross Profit for the nine months ended October 31, 2005 was $1,477,845 and represents a reduction of $154,339 (9.5%) compared with the nine months ended October 31, 2004 of $1,632,184. This decrease in gross margins, compared with a reduction in total revenues for the same period by 28.1%, and reflects the reduction in relative terms of the lower margin recruitment business.


General and administrative overheads

General and administrative overhead expenses decreased by $1,146,744, or 43.4% to $1,495,881 for the nine months to October 31, 2005, compared to overheads of $2,642,625 for the nine months to October 31, 2004. The main reasons for the decrease in expenditure are as for the items outlined in the discussion and analysis for the three months results, earlier in this Report together with the reduction of $600,000 of consultancy fees, which were not incurred this year.


Interest expense

Net Interest expense of $36,777 for the nine months to October 31, 2005, increased by $2,179 or 6.3%, compared with $34,598 for the nine months to October 31, 2004.


Operating Cash Flow

Net cash used in operating activities for the nine months ended October 31, 2005 was $121,941 compared with the net cash used of $288,086 for the nine months ended October 31, 2004. This mainly arises from the improved trading performance of the current period. A discussion of the Company's liquidity and credit facilities is discussed in the section in respect of the results for the three months.




ITEM 3. CONTROLS AND PROCEDURES

At October 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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


(d) Report on Form 8K

On December 6, 2005 we files a report of Form 8K relating to the sale of fifty percent of the recruitment business.







                                                     SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated:  December 20, 2005.

                                               TRUE HEALTH, INC.

                                               BY: David Francis
                                                  -------------------
                                                  David Francis, CEO



                                               BY: Ian Wylie
                                                   ------------------
                                                   Ian Wylie, CFO

                                  Exhibit 31.1

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, David Francis, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended October 31, 2005 (this
         "Report");


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

Dated: December 20, 2005


David Francis
--------------------------------------
David Francis, CEO


                                  Exhibit 31.2

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Ian Wylie, certify that:

7. I have reviewed the quarterly report on Form 10-QSB of True Health, Inc. for the period ended October 31, 2005 (this "Report");

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


Dated: December 20, 2005


Ian Wylie
--------------------------------------
Ian Wylie, CFO



                                   Exhibit 32

         Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of True Health, Inc. ("True Health"), that, to his knowledge, the quarterly report on Form 10-QSB of True Health, Inc. for the period ended October 31, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of True Health.

Dated: December 20, 2005




David Francis
--------------------------------------
David Francis, CEO




Ian Wylie
--------------------------------------
Ian Wylie, CFO