Form 10KSB
period 2006-01-31
MediQuip Holdings, INC
filed 2006-06-02
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

 -------- ---------------------------------------------------------------------
 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2006
 -------- ---------------------------------------------------------------------

                         COMMISSION FILE NUMBER: 0-30351

                             MediQuip Holdings, Inc.
                          (formerly True Health, Inc.)
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

The issuer's revenues for the fiscal year ended January, 31 2006 were $2,286,355. The aggregate market value of the voting stock held by non-affiliates of the registrant on May 26, 2006 was approximately $7.1 million, based on the closing price of such stock on such date. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of January 31, 2006 was 5,110,686.


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

* our belief that the United Kingdom and international markets represent a significant market for our products and services

* our belief that we have ample room and capacity to penetrate further the public and private health segment of the market

* our intention to compete vigorously in terms of price, product features, product performance, ease of use, quality of support and service, and company reputation

* our belief regarding any extension, termination or non-renewal of any lease, or facility to relocate to a more convenient location

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


SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


INTRODUCTION

MediQuip delivers superior healthcare products and services to its private and public healthcare customers. It seeks to act as a provider of total procurement solutions that creates savings for its customers. Through its wholly-owned subsidiary in the United Kingdom, Westmeria Health Care Limited, it specialises in providing medical equipment and professionals in the medical and social care sectors to some of the largest healthcare customers in the United Kingdom. These include hospitals within the National Health Service, which are funded by the UK's government healthcare provider and the private nursing home sector.

The company's mission is to become one of the leading providers of specialist healthcare equipment and recruitment services in the United Kingdom. Through its associated company Westmeria Recruitment Limited it also seeks in the long term to facilitate the supply of medical specialists, nurses and social workers to areas of acute shortage.


COMPANY BACKGROUND

The Company was founded by David Francis in 1999. Mr. Francis and his family have been in the nursing home and healthcare business for the past three decades. MediQuip's wholly-owned subsidiary, Westmeria Health Care, was founded on a deep understanding of the needs of the nursing home market. Having been an owner of a nursing home, Mr. Francis identified the need for a one-source supplier of equipment and services that would be proactive in identifying and catering for the needs of healthcare providers. In 1999, Westmeria began as a supplier of pressure relieving equipment to nursing homes in the London Borough of Bromley. The Company quickly grew in its supply of equipment in the South East of England and by August 2002 it launched its healthcare personnel recruitment division. By January 2003, Westmeria grew beyond distributing other suppliers' equipment and developed its own branded line of pressure relieving products.

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

On April 2006 True Health Inc. was reincorporated in the state of Nevada and changed its name to MediQuip Holdings Inc. Effective March 27, 2006, True Health, Inc., a Utah corporation (the "Company") executed a Plan and Agreement of Merger with its wholly owned Nevada subsidiary, MediQuip Holdings, Inc. for the purpose of changing the Company's corporate domicile from Utah to Nevada. The reincorporation was effective April 28, 2006.

Hereinafter, all references to MediQuip or the Company include its sole wholly-owned operating subsidiary, Westmeria Healthcare, Ltd and its investment of a half share in Westmeria Recruitment Limited.


INDUSTRY BACKGROUND

The supply of specialist pressure care equipment and human resource solutions to the Healthcare sector had been identified by MediQuip's Management as being a significant and growing market, both in the United Kingdom, as well as internationally. The National Health Service is the largest provider of healthcare in the UK. In 2003 it undertook a tender process to reduce the number of its pressure care equipment suppliers from a large number of companies ranging in size and specialisation to just 30. Westmeria was accepted as one of these preferred suppliers and has continued to take market share from its competitors.

The recruitment of permanent staff and provision of contract staff in speciality areas developed as hospitals and local government authorities face shortages in general nursing and specialist medical areas, such as radiography social care workers. Westmeria Recruitment Limited works closely in developing its relationships with its clients to generate cost effective solutions to their needs.


RISK FACTORS

MediQuip faces the risk of not being able to capture market share outside of its existing area of operations in the UK. We have extensive experience in the UK with a solid growth plan for that market. Our expansion plans include entering other geographical markets, such as the US. The American healthcare system is structured differently from that of the UK, where healthcare is substantially provided as a social service to all Britons through government funding.
The challenge of adapting to the US market, driven by private insurance and medical companies may be considerable. This also, however, provides an opportunity to us, as the larger number of healthcare providers in the US tends to allow new sellers to enter the market more easily.

We potentially face the risk of overtrading, financially and operationally, as we expand rapidly. To mitigate this, we have developed a strong and healthy relationship with our bankers, external funders and factor to allow sufficient financing facilities to support our growth.

The risk of over-diversification of our product and service range could lead to stretching of our resources, leading to a dilution in our effectiveness. To counter this, we have set in place a comprehensive strategic plan on which our integrated operational plan is based. Through setting challenging targets, regular reporting and focus on performance at all levels, we are quick to respond to changing market conditions.

We are reliant upon a few key individuals. As such, our current operating profitability and future financial success is dependant upon retaining and developing our staff. During the year, a more comprehensive remuneration and reward scheme based upon rewarding the best sales performers and retaining and motivating our employees generally was implemented. Our focus is also aimed at succession planning, combined with the reorganization of our staff during the year, is designed to spread the load among a broader number of staff and management. A large number of strategic activities are outsourced to specialists, to ensure that specialist skills and advice is provided.


STRATEGY

MediQuip 's strategy and core values are centred around the theme of providing "Service Excellence" to its clients in the healthcare sector. It has grown organically, mainly by word of mouth and recommendations that by all of its employees maintaining high levels of service to its clients, in an industry where this is not always the case. It also seeks to expand by acquisition of quality businesses with complimentary products and services and having a good cultural fit. In this way, it could significantly increase the potential for cross-selling its products and services via a wider network of distribution channels, both in the UK and internationally.

MediQuip 's mission is to become one of the top suppliers of pressure relieving systems and associated equipment in the UK and to expand to other markets including the U.S. The Company is moving towards this goal through a deep understanding of its customers' needs and by pursuing the optimal distribution strategy. The fragmented market for both equipment sales and recruitment services creates an opportunity for MediQuip to become a national leader and capture further market share. Moreover, the UK is moving towards creating national standards for the purchase of healthcare, a move that will help consolidate the market.

In distributing its pressure relief equipment, MediQuip has a key competitive advantage in the marketplace. The Company is one of only 30 suppliers approved by the UK Department of Health's Purchasing and Supply Agency (PASA). The largest buyer of healthcare services and equipment in the UK is the National Health Service (NHS), a government funded healthcare provider. Any suppliers that are not PASA approved are currently being phased out from NHS contracts.

The market for medical personnel recruitment has few barriers to entry beyond a company's ability to fill the customer's need. To differentiate itself, MediQuip highlights three key competitive advantages in this market. Firstly, whereas its competitors in healthcare recruitment grew out of recruitment in other industries, such as IT, MediQuip`s foundation has been in healthcare. The Company therefore has long-term, strong relationships with healthcare customers and has a deep understanding of the medical sector. Secondly, MediQuip seeks to act as a one-source supplier to hospitals and nursing homes offering both pressure relieving equipment and recruitment services, thus reducing administrative costs for buyers. Thirdly, MediQuip has quickly moved to create an outsourced, flexible infrastructure to recruit qualified healthcare personnel from abroad, thus facilitating a source of staffing supply to meet demand.

The market for the Company's products and services includes five segments:

Private Hospitals
The UK market has several large hospital groups consisting of a total of approximately 600 private hospitals and private clinics that account for approximately $3 billion in annual spending.

Primary Care Trusts
There are approximately 300 Primary Care Trusts (PCTs) in the UK. Each PCT serves 300,000 to 500,000 people. PCTs provide healthcare and equipment to people in their regions who want home-based care. They also act as suppliers to local doctors, pharmacies, and ambulances. PCTs are a growing segment of the market, as they are expected to be responsible for 75% of the NHS budget.

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


PRODUCTS

MediQuip supplies, through lease and sales, its proprietary, branded pressure relief equipment to the healthcare sector. Pressure relief is a key issue for nursing homes and other healthcare facilities that serve patients needing long-term care. Pressure sores and skin wounds result when patients spend long periods of time in bed due to conditions such as a stroke or a hip fracture. Pressure ailments are a significant side-effect of major illness and injury and tax healthcare systems while causing additional pain and stress to the patient. In the UK, the cost of treating leg wound ulcers alone is significant. True Health offers equipment that helps relieve pressure on sensitive skin, providing prevention and relief of sores and wounds.

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

Although MediQuip started as a distributor of pressure relief equipment to the nursing home market it now exclusively sells its own Westmeria branded, proprietary equipment. The Company's products are manufactured under license in France, Spain, Germany, Belgium and Taiwan.


SERVICES

In August of 2002, MediQuip launched its recruitment division. The Company identified a growing need in the UK for qualified temporary and permanent healthcare staff including doctors and nurses. Its medical recruitment business grew rapidly to revenues of $3.5m the year ended January 31, 2005 but suffered a downturn in sales in the year to January 31,2006 reporting sales of $1.7m. On December 1, 2005, 50% of Westmeria Recruitment Limited was subject to a management buyout with 50% being retained.


Employees

Westmeria Healthcare is accredited for the Investors in People award, having based its ethos upon supporting and developing all its employees. At 31 January 2006 it employed 23 employees in its office and warehouse. By outsourcing many of the functions required to administer and operate the functions within the organisation it is able to keep its costs down and maintain flexibility. MediQuip and all its subsidiaries operate an equal opportunities policy and fully considers applications from disabled persons. The policy in respect of staff who become disabled when employed, is to train and assist them wherever practicable to continue with the Company.

All employees are in direct communication with the Chief Executive Officer and Other Directors. Regular employee updates are provided via company newsletters and company-wide meetings. This ensures that all employees work towards a common goal and continue to enthuse about the Company's products and service.


Training

Employees, at every level, are encouraged to develop their skills and qualifications and MediQuip makes available a number of training courses, both internally and externally. Staff are encouraged to discuss with their managers their training and development plans to ensure that they receive the appropriate training at the right time. Training includes courses on both technical and personal development issues and are designed, whether directly or indirectly, to improve the quality of service that is provided to clients.


COMPETITORS

The differentiated market in which MediQuip operates consist of a range of large professional organisations supplying a comprehensive range of healthcare products or recruitment services, but rarely both. There are a large number of small providers who operate in low volumes in specific niches. Westmeria is one of the few suppliers of both pressure care equipment and the provision of healthcare equipment. It therefore has the potential to gain market share through effective cross selling of its products and services.


FACILITIES

MediQuip operates out of its administrative Head Office in Beckenham, in the London Borough of Bromley. Its location is ideally suited as a low cost facility, while giving quick access to its clients throughout London and the South East. Westmeria's warehouse and secondary storage facility is based three miles away in Sydenham. Here the logistical operations for its equipment is based, together with its decontamination plant, where its pressure care products are repaired, maintained and sterilised before being issued to clients. MediQuip is currently in the process of relocating to a newer facility which will combine both office and warehouse space in one location at an even more convenient transportation hub. This is intended to give faster access for its products to both central London and the South East counties of England.


TRADEMARK

The company holds a trademark on the name MEDIQUIP HOLDINGS INC. and accompanying logo.



ITEM 2.  DESCRIPTION OF PROPERTY

None.



ITEM 3.  LEGAL PROCEEDINGS.

None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year there were votes put to shareholders in respect of the conversion of common stock into preference shares, the common stock split in April 2005. Subsequent to the year end there was a vote in respect of the transfer of the Company from True Health Inc. into MediQuip Holdings, Inc.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of the common stock through January 31, 2006, as reported by the National Quotation Bureau. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.


Fiscal Year Ending January 31, 2005           High              Low
           1/st/ Quarter                      $1.04            $.67
           2/nd/ Quarter                      $.67             $.15
              3/rd/ Quarter                   $.19             $.09
           4/th/ Quarter                      $.11             $.04


Fiscal Year Ending January 31, 2006           High              Low
           1/st/ Quarter                      $3.90            $.65
           2/nd/ Quarter                      $1.40            $.75
           3/rd/ Quarter                      $1.07            $.65
           4/th/ Quarter                      $1.04            $.60


STOCKHOLDERS

As of January 31, 2006, the Company had 1,026 shareholders of record.


DIVIDENDS

The Company has not paid any dividends to date.


DESCRIPTION OF SECURITIES.

The par or stated value of the security:    $0.01


RECENT SALES OF UNREGISTERED SECURITIES.
On May 3, 2006, MediQuip issued, for the cash sum of $90,000.00, 2,800 shares of Convertible Preferred Stock and 120,000 Class A Warrants each to purchase one share of common stock at an exercise price of $.125 per share, in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The securities were issued by the Company in reliance upon an exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act, as transactions not constituting a public offering of securities because the securities were issued privately without general solicitation or advertising. In connection with the sales of the securities described above, there were no underwriting discounts or commissions.


OTHER UNREGISTERED SECURITIES TRANSACTIONS,

The above issue of shares was pursuant to an agreement entered into by the the Company on April 18, 2005 with certain shareholders to exchange up to 40,000,000 ordinary shares of $0.01 each for Series A preference shares with the ratio of one preference share being provided in exchange for eight ordinary shares. The preference shares cannot be converted for one year, after which they are to be converted back into ordinary shares of $0.01 each at a ratio of eight ordinary shares per one preference share converted.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

YEAR Ended JANUARY 31, 2006 Compared to YEAR Ended JANUARY 31, 2005

RESULTS OVERVIEW

The Directors are pleased to announce the results of MediQuip for the year ended January, 31 2006.


Revenue

Revenues increased by 12% ($238,280) to $2,286,355 from $2,048,075 for fiscal 2006 as compared with fiscal 2005. This increase is the result of generating both higher equipment rentals and sales, via the winning of new contracts in core areas and from the geographical expansion of the Company's operations in the United Kingdom

Cost of Sales

Cost of sales for fiscal 2006, compared to fiscal 2005, are as follows:
                                   Year ended                  Year ended
                                 January 31, 2006          January 31, 2005

                                Cost of      % of        Cost of         % of
                                 Sales      Revenue       Sales         Revenue

Equipment rentals and sales     $685,538     30.4%       $723,764         36.6%

The decrease in the overall cost of sales as a percentage of sales reflects the efficiencies arising from improved logistical systems are translating through to a reduction in equipment cost of sales.

Gross profit

The Gross profit margin for fiscal 2006 and 2005, respectively, is $1,600,817 and $1,324,311, or an increase of $276,506 or 21%. Management view this as a significant achievement and is mainly due to the strategy of focussing on higher margin equipment business. Average gross profit margins increased to 70.0% in the year ended January 31, 2006 as compared with only 64.7% in the year ended January 31, 2005.


Exceptional expenses

Included in the operating costs are expenses paid to consultants in the form of shares to the value of $3,360,000. The results for the year also include a gain of $86,500 on the sale of part of the Recruitment Division. Excluding these exceptional items, the Company incurred a loss of $31,289 for fiscal 2006, compared with a loss of $1,230,685 for fiscal 2005. Management is satisfied with the turnaround made by the Company so far in its transition towards a higher margin medical equipment business and are working to continue the progress being made. Fiscal 2006 has been a year of change and transition, providing a more solid operating base upon which the future growth of the organization, based upon its equipment delivery solutions, can be secured.


General and administrative overheads

General and administrative expense excluding non-cash professional fees have increased slightly by $3,293 or 0.2% to $1,374,774 in fiscal 2006 as compared to $1,371,481 for fiscal 2005. This stability in expenditures is significant in that it has been achieved while gross profits have increased by 21% in the same period and is due mainly to the Company's achievement in pursuing productivity efficiencies. Other reasons for the decrease are detailed as follows:

o        An increase in warehouse space to accommodate the growing equipment business
o The benefits of productivity gains arising from the implementation of up to date IT Logistical systems during the previous year.
o        A reduction in employee costs arising from improved efficiencies and a streamlining of the reporting structures. This includes reductions in headcount, including executive directors, operating and managerial staff to support the growth in business; and
o Smarter application of marketing and publicity expenditure o Reorganisation of staff within the organisation to meet the operational needs of the business



Depreciation

The depreciation charge increased by $17,373 to $58,272 for fiscal 2006, compared with $40,899 in the previous year. This was predominantly due to the increase in number of medical equipment systems being rented out, and reflected in the higher rental revenues.


Interest

Net interest expense for fiscal 2006 decreased by $1,139, to $34,663 from $35,802 in the fiscal year 2005. This reflects our improved financial position over the previous year.


LIQUIDITY AND CAPITAL RESOURCES

During the year, we reported a net decrease in cash of $1,994. Our working capital requirements to fund growth in sales are sourced mainly from our factor, Venture Finance to which we owed $286,103. The accounts receivable supporting the amount due to factor amounted to $416,944.


Operating Cash Flow

Net cash derived from operating activities for fiscal 2006 was $61,854 compared with an outgoing of $266,529 used for fiscal 2005. This change is primarily due to an improvement in our equipment sales.


Credit Facilities

We have a loan agreement with HSBC Bank for a term loan of $101,200 as of January 31, 2006 and is due for repayment in monthly installments by November 2007. Interest is at 2% over the UK base rate (6.5% at January 31, 2006) and the loan is secured by all assets, and subordinated to the Venture Finance obligation.

We also have an accounts receivable factoring arrangement with Venture Finance which is secured by accounts receivable. Interest is at 1.75% over the UK base rate (6.25% at January 31, 2006).

We believe that current levels of cash and cash equivalents ($ at January 31, 2006) together with cash from operations, funds available under our credit facilities, and funds available from our majority shareholders and potential investors will be sufficient to meet our capital requirements for the next 12 months.


Going Concern

Our auditors issued a going concern opinion as of January 31, 2006, because of the loss in fiscal 2006 of $3,304,789 and our negative working capital as of January 31, 2006 of $353,631. In February 2005, we raised $25,000 from the private sale of ordinary shares to foreign investors. During May 2005, we entered into an agreement with private foreign investors to raise an additional amount from the sale of preference shares and warrants. This agreement was revised and as at May 3, 2006 we had received $275,000 in respect of an investment in preference shares and an additional $23,000 from the exercise of Series A warrants. Our credit facilities at HSBC Bank and Venture Finance and these additional monies may not be sufficient to support losses incurred while we continue to grow rapidly. Our plans are to continue to and we hope to continue to attain operational profitability in future years. We continue to seek additional debt and equity financing arrangements.


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

The preparation of this Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

1) Allowance for doubtful accounts

We evaluate the adequacy of the allowance for doubtful accounts at the end of each quarter and year end. In performing this evaluation, we analyze the payment history of significant past due accounts, subsequent cash collections on these accounts and comparative accounts receivable aging statistics. Based on this information, along with consideration of the general strength of the economy, we develop what we consider to be a reasonable estimate of the uncollectible amounts included in accounts receivable. This estimate involves our significant judgment. Actual uncollectible amounts may differ from our estimate.


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


ITEM 7.  FINANCIAL STATEMENTS

Audited financial statements as of January 31, 2006 and for the two years then ended are attached.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Malone & Bailey, PC were re-appointed as our auditors. During the year there were no disagreements with the auditor.


ITEM 8A. CONTROLS AND PROCEDURES

At January 31, 2006, the Directors carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The disclosure controls and procedures were not effective due to the reporting changes proposed by the auditors related to the change in the method of accounting for the investment in the recruitment business after the sale of the 50% interest. We are implementing the procedures to properly report this investment and the related results in the future.

There have been no significant changes in our internal controls or in other factors that could significantly affect our controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The Directors and executive officers of the Company are as follows:

Name                      Age     Position

David Francis              41     President, Director & Chief Executive Officer
Ian G Wylie                39     Director & Chief Financial Officer
Steve O'Toole              35     Director

David Francis; has served as a director since July 2003, having previously been Managing Director and majority shareholder of Westmeria Healthcare Limited before it merged with True Health.

Ian G Wylie, FCA; joined True Health as a non-executive director on 22 September 2003. He joined full-time as an executive director on 5 January 2004. Previosly Mr Wylie had served in Corporate Finance roles for Royal Del Monte Foods International Ltd and Hambro Countrywide PLC, in addition to a number of positions as Finance Director.

Steve O'Toole; was appointed director on 31 January 2006 with responsibilities for IT and Logistical Operations. He had previously held the role of IT manager and subsequently, Head of Operations. He has experience of systems and control processes, having implemented major IT projects in the past.



ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company to its Chief Executive Officer. No other officer of the Company had total annual salary and bonus for the year ended January, 31 2006 exceeding $100,000. Two officers, Mr Tom O'Shea and Mr Ian Wylie received total annual salary and bonus for the year ended January, 31 2005 in excess of $100,000 and those amounts are disclosed in the financial accounts for that year. For purposes hereof, the Chief Executive Officer, Chief Financial Officers and the Sales Director of the Company are referred to herein as the "Named Executive Officers").


                SUMMARY COMPENSATION TABLE (1)
                      ANNUAL                           LONG-TERM
                   COMPENSATION                       COMPENSATION

(A) (B) (C) (F) FISCAL
NAME AND               YEAR                            RESTRICTED
PRINCIPAL POSITION     ENDED           SALARY         STOCK AWARDS


David Francis         1/31/06           $18,100 (2)              $0
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



STOCK OPTION GRANTS

No stock options or SAR's of any kind were granted during the year ended January, 31 2006. The table below set forth information pertaining to stock options granted to the Named Executive Officers during the fiscal year ended January 31, 2006. No SAR's of any kind were granted in that year.




                      OPTION GRANTS IN THE YEAR ENDED JANUARY, 31 2004

(A)                   (B)              (C)                   (D)          (E)
                   NUMBER OF
                   SECURITIES       PERCENTAGE OF TOTAL
                   UNDERLYING       OPTIONS GRANTED
                    OPTIONS          TO EMPLOYEES         EXERCISE   EXPIRATION
NAME                GRANTED(1)       IN FISCAL YEAR         PRICE      DATE
-------------------------------------------------------------------------------
Ian Wylie                  (1)             19%            $.94(1)    02/12/2014
Steve O'Toole              (1)             5%            $.67(1)     11/25/2013

(1) The closing prices of our common stock were $.67 on November 2003 and $.94 on January 12, 2004, respectively. These were the last days on which such common stock traded preceding these respective option grants.


OPTION EXERCISES/VALUE OF UNEXERCISED OPTIONS

During the period ended January 31, 2006, no stock options were exercised by any Named Executive Officer. As at January 31, 2006, we had not granted any SAR's of any kind. The table below sets forth information pertaining to the value of unexercised stock options held by the Named Executive Officers as of January 31, 2006.


                       AGGREGATED OPTION EXERCISES IN LAST
                FISCAL YEAR AND FISCAL YEAR END OPTION VALUES (1)


(A) (D) (E)

                       NUMBER OF SECURITIES
                       UNDERLYING UNEXERCISED                  VALUE OF UNEXERCISED
                       OPTIONS AT January 31, 2006             IN-THE-MONEY OPTIONS AT
                       (NUMBERS OF SHARES)                      January, 31 2006(2)
NAME                   EXERCISABLE     UNEXERCISABLE        EXERCISABLE  UNEXERCISABLE
----                   -----------     -------------        -----------   ------------
Ian Wylie                    0              100,000               $ 0      $ 0
Chief Financial
Officer

Tom O'Shea                   0               25,000               $ 0      $ 0
VP IT and Operations

--------------------

 (1) The Columns designated by the U.S. Securities and Exchange Commission for the reporting of the number of shares acquired upon exercise and the value realized have been eliminated as no options were exercised by any specified person during any fiscal year covered by the table.

 (2) Based on the January 31, 2006 closing price of our common stock of $0.05 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL STOCK OWNERSHIP

The following table sets forth as of January 31, 2006 information regarding the beneficial ownership of Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock;
(ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

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



Effective April, 18 2005 D Francis, N Rodker and S O'Toole entered into an agreement whereby they exchanged their shareholding in the company's shares in the ratio of eight ordinary shares for one Series A preference share. The terms of this agreement provide for the conversion of the preference shares back into ordinary shares on April, 18 2006. Prior to this agreement their holding of the company's ordinary shares had been; D Francis (31,351,250); N Rodker (277,500); S O'Toole (63,750).


         *  Less than one percent
         ---------------------






EQUITY COMPENSATION PLANS

The Company has one equity compensation plan for its employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. These plans include the Company's Stock Option Plan. Further information on the material terms of this plan is given below.

The following table provides information as of January 31, 2006 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:






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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Consolidated Financial Statements:

     Report of Independent Auditors ...................................... F-1
     Consolidated Balance Sheets as of January 31, 2006 .................. F-2
     Consolidated Statements of Income ................................... F-3
     Consolidated Statement of Stockholders' Equity ...................... F-4
     Consolidated Statements of Cash Flows ............................... F-5
     Notes to Consolidated Financial Statements .......................... F-6


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

(b) Report on Form 10-KSB

On , 2006, we filed a report on Form 10-KSB relating to our results for the year ended January 31, 2006.

(c) Report on Form 10-QSB

On June 20, 2005, we filed a report on Form 10-QSB relating to our results for the quarter ended April 30,2005.

On September 20, 2005, we filed a report on Form 10-QSB relating to our results for the quarter ended July 31, 2005.

On October 20, 2005, we filed a revised report on Form 10-QSB relating to our results for the quarter ended July 31, 2005.

On December 20, 2005 we filed a report on Form 10-QSB relating to our results for the quarter ended October 31, 2005.

(d) Report on Form 8-K

On May 4, 2006, we filed a report on Form 8-K relating to the issue of shares of Convertible Preferred Stock and Class A Warrants each to purchase one share of common stock.

On May 2, 2006, we filed a report on Form 8-K relating to the execution of a Plan and Agreement of Merger with its wholly owned Nevada subsidiary, MediQuip Holdings, Inc. for the purpose of changing the Company's corporate domicile from Utah to Nevada.

On December 20, 2005, we filed a report on Form 8-K relating to the amendment of a Securities Purchase Agreement.

On December 7, 2005, we filed a report on Form 8-K relating to the sale by Westmeria Health Care Limited of its fifty (50) percent of its recruitment business. It also disclosed that Mr. O'Shea, Managing Director of that division, resigned as director of True Health Inc.

On March 15, 2005, we filed an amended report on Form 8-K/A relating to the exchange of up to 40,000,000 shares of the Corporation's common stock, par value $.01 (the "Company Shares") for 5,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Shares"). The report also disclosed that the Corporation filed Articles of Amendment to Articles of Incorporation with the Secretary of State of Utah to designate 5,000,000 shares of Series A Convertible Preferred Stock.

On March 14, 2005, we filed a report on Form 8-K relating to the exchange of shares of the Corporation's common stock and Preferred Stock.

On February 24, 2005, we filed a report on Form 8-K relating to the agreement with a foreign institutional investor for the private sale of equity securities in reliance on the exemption from registration in Regulation S of the Securities Act of 1933.

On February 2, 2005, we filed a report on Form 8-K relating to the appointment of Mr. Steven O'Toole as an Executive Director of True Health, Inc.

(e) Report on Form DEF 14c

On April 10, 2006, we filed a report on Form DEF-14c relating to the confirmation that a majority of the company's shareholders had agreed to the plan of merger between True Health, Inc. and MediQuip Holdings, Inc.

(f)      Report on Form Pre 14c

On March 30, 2006, we filed a report on Form DEF-14c notifying that our board of directors approved and adopted a Plan and Agreement of the the Merger Plan on March 27, 2006.

(g) Report on Form AW

On March 2, 2005 we filed a report on Form AW relating to the withdrawal of a Form 14c.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Malone & Bailey, PC, Certified Public Accountants, are reappointed as the Company's independent auditors to examine the financial statements of the Company for the fiscal years ended January 31, 2005 and January 31, 2006. They have performed the following services and have been paid the following fees for these fiscal years.

AUDIT FEES
Malone & Bailey, PC was paid aggregate fees of approximately $17,000 for the fiscal year ended January 31, 2005 and approximately $20,000 for the fiscal year ended January 31, 2006 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10QSB during these fiscal years.

AUDIT-RELATED AND OTHER FEES
Malone & Bailey, PC was not paid any additional fees for fiscal 2006 and 2005 for non-audit services.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  MediQuip Holdings, Inc.
  (formerly True Health, Inc.)
  Beckenham, Kent United Kingdom

We have audited the accompanying consolidated balance sheet of MediQuip Holdings, Inc. as of January 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the each of the two years then ended. These consolidated financial statements are the responsibility of MediQuip's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MediQuip as of January 31, 2006 and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that MediQuip will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, MediQuip suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 26, 2006

                             MEDIQUIP HOLDINGS, INC.
                          (formerly True Health, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2006

                                     ASSETS
Current assets
  Cash                                                                                       $    65,109
  Accounts receivable,
    net of allowance for bad debt of $36,566                                                     416,944
  Inventory                                                                                      187,166
  Other                                                                                           49,821
                                                                                             -----------
         Total current assets                                                                    719,040

Fixed assets, net of accumulated depreciation of $343,402                                        184,615
                                                                                             -----------
Total assets                                                                                 $   903,655
                                                                                             ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Note payable to factor                                                                     $   286,103
  Current portion of notes payable                                                                55,244
  Accounts payable                                                                               129,005
  Accrued expenses                                                                               293,051
  Advances from stockholders                                                                     259,268
  Stock payable                                                                                   50,000
                                                                                             -----------
         Total current liabilities                                                             1,072,671

Long-term portion of notes payable                                                                46,001
                                                                                             -----------
         Total liabilities                                                                     1,118,672
                                                                                             -----------

Commitments                                                                                            -

Stockholders' deficit
  Convertible preferred stock, $.01 par value; 5,000,000 shares authorized;
    4,187,977 shares issued and outstanding 4,188
  Common stock, $.01 par value, 100,000,000 shares authorized, 5,110,686
    shares issued and outstanding                                                                 51,107
  Paid-in capital                                                                              5,545,711
  Retained deficit                                                                           (5,674,897)
  Accumulated other comprehensive loss                                                          (141,126)
                                                                                             -----------
         Total stockholders' deficit                                                            (215,017)
                                                                                             -----------
Total liabilities and stockholders' deficit                                                  $   903,655
                                                                                             ===========

                                            See accompanying summary of
                                            accounting policies and notes to
                                            consolidated financial statements.

                             MEDIQUIP HOLDINGS, INC.
                          (formerly True Health, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years Ended January 31, 2006 and 2005


                                                                                  2006                   2005
                                                                                 -----------           -----------
Revenues:
     Equipment rentals and sale                                                  $ 2,254,998           $ 1,976,051
     Other                                                                            31,357                72,024
                                                                                 -----------           -----------
         Total revenues                                                            2,286,355             2,048,075
                                                                                 -----------           -----------

Cost of equipment sold                                                               685,538               723,764
General and administrative                                                         1,374,774             1,371,481
Share-based compensation                                                           3,360,000               600,000
Depreciation                                                                          58,272                40,899
Gain on sale of assets                                                              (90,528)                     -
                                                                                 -----------           -----------
         Total operating expenses                                                  5,388,056             2,736,144
                                                                                 -----------           -----------
         Operating loss                                                           (3,101,701)            (688,069)
                                                                                 -----------           -----------

Other income / (expenses):
  Interest income                                                                     1,150                    140
  Interest expense                                                                   (35,813)               (35,942)
  Equity in loss of recruitment services                                            (168,425)             (506,814)
                                                                                 -----------           -----------
         Total other expenses                                                       (203,088)             (542,616)
                                                                                 -----------           -----------
         Net loss                                                                 $(3,304,789)         $(1,230,685)
                                                                                 ===========           ===========

Basic and diluted earnings (loss) per share                                      $     (2.86)          $     (1.43)

Weighted average shares outstanding                                                1,154,459               861,439



                                            See accompanying summary of
                                            accounting policies and notes to
                                            consolidated financial statements.

                             MEDIQUIP HOLDINGS, INC.
                          (formerly True Health, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      Years Ended January 31, 2006 and 2005




                                                                                Accum.
                                                                   Additional    Other
                  Preferred Stock             Common Stock          Paid-in      Comp.          Retained
                Shares      Par          Shares          Par        Capital       Loss           Deficit          Total
                ---------   -----       ---------      -------      ---------     ------        ----------     ----------
Balances,
January 31, 2004        -       -         828,306      $ 8,283     $1,022,973  $ (37,616)      $(1,139,424)  $  (145,784)
Common stock issued
 for cash               -       -           3,333           33         64,467          -                 -         64,500
 for services           -       -          16,666          167        599,833          -                 -        600,000
 for exercise of
   warrants             -       -          11,976          120        474,880          -                 -        475,000

Other comprehensive
 loss                  -
  foreign
  currency
  translation           -       -               -            -             -    (32,355)                -      (32,355)

Net loss                -       -               -            -              -          -        (1,230,684)    (1,230,684)
                ---------   -----       ---------      -------      ---------     ------        ----------     ----------

Balances, January 31, 2005      -               -      860,281          8,603  2,162,153           (69,971)    (2,370,108) (269,323)

Common stock issued
  for cash              -       -         500,000        5,000         20,250          -                 -         25,250
  for services          -       -       4,800,000       48,000      3,312,000          -                 -      3,360,000

Preferred stock
  Issued for cash   3,600       4               -            -         44,996          -                 -         45,000

Conversion of
  common stock to
  preferred
  stock          4,184,377  4,184      (1,049,595)     (10,496)         6,312                            -              -

Other
comprehensive
loss                   -
  foreign currency translation                                                  (71,155)                 -        (71,155)

Net loss                                                                                        (3,304,789)    (3,304,789)
                ---------   -----       ---------      -------      ---------     ------        ----------     ----------

Balances,
January 31, 2006 4,187,977  $4,188    5,110,686        $51,107     $5,545,711  $(141,126)   $(5,674,897) $  (215,017)
                =========   =====       =========      =======      =========     ======        ==========     ==========







                                                     See accompanying summary of
                                                     accounting policies and
                                                     notes to consolidated
                                                     financial statements.

                             MEDIQUIP HOLDINGS, INC.
                          (formerly True Health, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended January 31, 2006 and 2005

                                                                                   2006                  2005
                                                                                 -----------           -----------
Cash Flows From Operating Activities
  Net income (loss)                                                               $(3,304,788)        $(1,230,685)
  Adjustments to reconcile net income to net cash
    from operating activities:
    Bad debt expense                                                                  19,741                     -
    Gain from sale of assets                                                         (90,528)                    -
    Depreciation                                                                      75,707                54,224
    Stock issued for services                                                      3,360,000               600,000
    Imputed interest on shareholder debt                                                   -                 5,023
    Imputed other costs                                                                    -                25,000
    Changes in:
         Accounts receivable                                                          28,850               197,343
         Inventory                                                                   (51,451)              (40,700)
         Other current assets                                                        (11,777)               31,683
         Stock payable                                                                50,000                     -
         Accounts payable                                                             26,226                 (8,754)
         Accrued expenses                                                            (40,126)              100,337
                                                                                 -----------           -----------
  Net Cash From (Used in) Operating Activities                                        61,854              (266,529)
                                                                                 -----------           -----------
Cash Flows From Investing Activities
  Purchase of fixed assets                                                           (56,875)              (103,063)
  Proceeds from sale of fixed assets                                                  88,375                     -
                                                                                 -----------           -----------
  Net Cash Provided by (Used in)
    Investing Activities                                                              31,500               (103,063)
                                                                                 -----------           -----------
Cash Flows From Financing Activities
  Proceeds from exercise of warrants for stock                                             -               475,000
  Proceeds from sale of common stock                                                  25,250                64,500
  Proceeds from sale of preferred stock                                               45,000                     -
  Proceeds from related party advances                                                24,045               152,818
  Repayments on related party advances                                               (21,415)             (188,659)
  Proceeds from notes payable                                                      4,497,907                 9,822
  Repayments on notes payable                                                     (4,572,119)             (366,125)
  Repayment on capital lease                                                               -               (12,953)
                                                                                 -----------           -----------
  Net Cash Provided by (Used in)
    Financing Activities                                                              (1,332)              134,403
                                                                                 -----------           -----------
Effect of exchange rate changes on cash                                              (94,016)               45,645
                                                                                 -----------           -----------
Net change in cash                                                                    (1,994)              (189,544)
Cash at beginning of year                                                             67,103               256,647
                                                                                 -----------           -----------
Cash at end of year                                                              $    65,109           $    67,103
                                                                                 ===========           ===========
Cash paid during the year for:
  Interest                                                                       $    35,813           $       140
  Income taxes                                                                             -                    -

                                            See accompanying summary of
                                            accounting policies and notes to
                                            consolidated financial statements.

                             MEDIQUIP HOLDINGS, INC.
                          (formerly True Health, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

True Health, Inc. is a holding company with one operating subsidiary, Westmeria Health Care Limited. Effective April 28, 2006, True
Health was reincorporated in the state of Nevada and changed its name to MediQuip Holdings, Inc. to change the corporate domicile from Utah to Nevada.

Westmeria was incorporated in England and Wales in 1996. Westmeria rents and sells equipment to hospitals, clinics and nursing homes. The equipment includes orthopedic mattresses, cushions, bed hoists, pumps and other bed accessories. Beginning in fiscal 2003, Westmeria also began placing and leasing radiographers (radiologists) with hospitals and clinics and later went on to place social care workers. Half of this recruiting business was sold subsequent to year-end. See
Note 12.

Basis of Presentation. The consolidated financial statements include the accounts of MediQuip and its wholly-owned subsidiary, Westmeria. Significant inter-company accounts and transactions have been eliminated.

Reclassifications. Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes. See Note 12 for discussion of reclasses related to the recruitment business.

Use of Estimates in Financial Statement Preparation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of January 31, 2006.

Allowance for Doubtful Accounts. MediQuip analyzes current accounts receivable for an allowance for doubtful accounts based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance includes specific reserves for accounts where collection is deemed to be no longer probable.

Inventories. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Property and Equipment. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

Long-lived Assets. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. There were no impairment losses in fiscal 2006 or 2005.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended January 31, 2006 and 2005 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Foreign Currency. MediQuip designates the United Kingdom pound as its functional currency because most transactions, including most inventory purchases and all sales are conducted in U.K. pounds. Transactions are translated to U.S. dollars for reporting purposes using current rates of exchange for assets and liabilities. Income and expense elements are translated at average rates that approximate the rates in effect on the transaction dates. Equity transactions are translated at historical rates.

Transactions in foreign currencies are recorded using the rate of exchange at the date of the transaction. Aside from a U.S. dollar bank account, there were no monetary assets or liabilities denominated in foreign currencies as of January 31, 2006.

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R is effective for MediQuip as of February 1, 2006.

MediQuip does not expect the adoption of SFAS No. 123R or any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations, or cash flows.


NOTE 2 - GOING CONCERN

MediQuip incurred net losses of $3,304,789 and $1,230,685 during fiscal 2006 and 2005, and as of January 31, 2006, MediQuip's current liabilities exceeded its current assets by $353,631. Because of these conditions, MediQuip will require additional working capital to develop business operations. MediQuip intends to raise additional working capital either through private placements, public offerings and/or bank financing.

These conditions raise substantial doubt about MediQuip's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should MediQuip be unable to continue as a going concern.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2006:

                                           Depreciation
                                               Lives
                                           ------------
         Rental equipment      4 years        $ 337,382
         Office equipment  3 - 5 years          174,995
                                                                      ---------
                                                                        528,017
         Less:  accumulated depreciation                              (343,402)
                                                                      ---------
                                                                      $ 184,615
                                                                      =========


NOTE 4 - NOTES PAYABLE TO FACTOR

MediQuip maintains a credit line with Venture Finance PLC (Venture) which involves the sale of its eligible trade accounts receivable to Venture at a 0.4% discount rate, with 85% of each account available in cash. Interest is charged at prime + 1.75%. There are minimum per-quarter factoring fees. Accounts not promptly collected must be repurchased by MediQuip. Because of this mandatory recourse provision, this agreement is treated as a financing arrangement with the sold receivables carried as assets by MediQuip, and the net uncollected amount advanced by Venture to MediQuip as a loan. All discounts are treated as interest expense.


NOTE 5 - NOTES PAYABLE

Notes payable as of January 31, 2006 consists of the following:

  Credit line payable to HSBC Bank PLC in London, England, with interest at bank's prime rate + 2%, collateralized by substantially all assets, but subordinated to the factor's interest, and repayable in monthly installments of approximately $4,160 per month including interest. The maximum credit under this agreement is $215,059, and the
  agreement expires November 2007.                                                               $ 100,201


  Mastercard credit card balance owed to HSBC Bank, and carried in the name of a key employee, no collateral, with
  interest at 14.9% APR, and approximately $5,500 credit limit.                                         25
                                                                                                 ---------
         Total                                                                                     101,245
         Less:  amounts due within one year                                                        (55,244)
                                                                                                 ---------
         Long-term portion of notes payable                                                      $  46,001
                                                                                                 =========

Future principal repayments are due in the years ended:

         January 31, 2007                                                                        $  55,244
         January 31, 2008                                                                           46,001
                                                                                                 ---------
                                                                                                 $ 101,245
         Total                                                                                   =========

NOTE 6 - AMOUNTS PAYABLE TO STOCKHOLDERS

The majority stockholder and several key employees have periodically advanced amounts to MediQuip for operating capital. These advances bear interest at 8%.


NOTE 7 - INCOME TAXES

MediQuip uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

The net operating loss carry forward in the United Kingdom and the United States at January 31, 2006 is approximately $400,000 and $600,000, respectively. Carryforwards in each country expire in 2023 - 2026.


NOTE 8 - COMMITMENTS

MediQuip leases its facility under an operating lease agreement which expires in 2009. Future minimum lease payments under the lease as of January 31, 2006 are $65,400 in fiscal 2007 and $54,300 in both fiscal 2008 and 2009. The rent expense was $69,743 and $72,723 in 2006 and 2005 respectively.


NOTE 9 - COMMON STOCK

In February 2005, MediQuip sold 500,000 shares of common stock for cash totalling $25,250.

During fiscal 2006, MediQuip issued 4,800,000 shares of common stock to consultants for their services. These shares were recorded at the market value of $3,360,000.


NOTE 10 - PREFERRED STOCK

On April 22, 2005, MediQuip entered into a securities purchase agreement with four investors to sell preferred shares in four tranches. The agreement was revised effective December 16, 2005. MediQuip is to file a registration statement to register the underlying securities of the agreement. The preferred stock is convertible into common stock at $0.0625 per share. In connection with each tranche, MediQuip will issue 150,000 Series A warrants to purchase one share of common stock at $0.125 per share. The Series A warrants will be exercisable for a period commencing on the date of the effectiveness of the registration statement and ending four years from the closing of the respective tranche. The preferred shares receive cumulative dividends at 2.50% above the prime rate payable quarterly. A summary of the four tranches is as follows:


           Traunch         Shares            Amount           Closing Date
           -------         ---------        ---------         -----------------
             1                 3,600        $  45,000         May 2, 2005
             2                 4,000           50,000         December 19, 2005
             3                 4,800           60,000         February 7, 2006
             4                 9,600          120,000         May 3, 2006
                           ---------        ---------
           Total              22,000        $ 275,000
                           =========        =========

The revised agreement deleted MediQuip's obligation to issue Series B warrants to the investors. The Series B warrants had an exercise price of $0.04 per share.


NOTE 11 - WARRANTS

MediQuip accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services." Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.

In connection with the securities purchase agreement described in Note 10, 120,000 Series A warrants and 1,250,000 Series B warrants were granted to the investors when the first 3,600 shares of Preferred Stock were sold to the investors and 120,000 Series A warrants were granted to the investors when the $50,000 from second traunch was received. These warrants have exercise prices ranging from $0.125 to $0.04 and expire in one year to four years. The relative fair value of the preferred stock is $7,581 and the relative fair value of the warrants is $87,419 as determined using the Black-Scholes model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rates of 3.5%, (2) expected warrant life is the actual life of the warrants as of each period end, (3) expected volatility is 118% to 383% and (4) zero expected dividends.

Series B warrants were cancelled as the result of the renegotiation of the securities purchase agreement on December 16, 2005.

Summary information regarding warrants is as follows:

                                                          Weighted                           Weighted
                                           Series A        average          Series B          average
                                           Warrants      Share Price        Warrants        Share Price
                                          -----------       -----------      -----------       -----------
Outstanding at
  January 31, 2005                                  -       $       -                  -       $       -

Year ended
  January 31, 2005:

Granted                                       240,000        0.125               312,500        0.04
Cancelled                                           -            -              (312,500)       0.04
                                          -----------     --------           -----------   ----------
Outstanding at
  January 31, 2006                            240,000     $  0.125                     -       $       -
                                          ===========     ========           ===========   ==========

Warrants outstanding and exercisable as of January 31, 2006:

                                                    - - Outstanding - -               Exercisable
                                               Number             Remaining              Number
              Exercise Price                 of Shares             life                of Shares
              --------------                 ----------           ---------          ------------
              $0.125                            240,000           3.5 years               240,000
                                             ==========                              ============

Subsequent to the January 31, 2006, 184,000 common shares in the company were issued following the part exercise of the Series A warrants.


NOTE 12 -WESTMERIA RECRUITMENT

On December 5, 2005, Westmeria sold 50% of its recruitment business and associated assets to the Managing Director of that division, Mr. Tom O'Shea. The purchase price of $86,500 was received in cash.

At the same time, Mr. O'Shea resigned as a director of the MediQuip and was appointed as the Managing Director of Westmeria Recruitment Limited, a company in which MediQuip retains 50% of the ordinary issued shares. MediQuip consolidated the operations of the recruitment business previously. The change resulted in a decrease in consolidated assets and liabilities but the change did not affect the earnings. Prior year consolidated financial information has been restated to reflect this change for comparative purposes.

MediQuip accounts for its 50% ownership in Westmeria Recruitment under the equity method. Under the equity method of accounting, Westmeria Recruitment's accounts are not reflected within the consolidated balance sheet and statements of operations. However, MediQuip's share of the earnings or losses of Westmeria Recruitment is reflected in the caption "Equity in loss of recruitment services" in the consolidated statements of operations.

Since the change to the equity method, MediQuip's operations included a loss of approximately $8,650, which represents MediQuip's share of loss on its investment in Westmeria Recruitment. The loss reduced MediQuip's investment in Westmeria Recruitment to zero. As a consequence, MediQuip's future financial results will not be negatively affected by Westmeria Recruitment's ongoing operations. MediQuip has no obligation to fund future operating losses of Westmeria Recruitment.

As a result of the sale of the 50% interest in the recruitment business, MediQuip now operates in only one business segment, the equipment products segment from the sale and rental of medical equipment including its main product range, being pressure relieving systems to public and private hospitals, nursing homes and individuals.

A summary of the results of operations for Westmeria Recruitment for the years ended January 31, 2006 and 2005 is as follows:

                                                                                2006             2005
                                                                             -----------       -----------
Revenue                                                                       $2,123,101        $3,553,212
Cost of recruitment services                                                   1,741,311         2,747,550
General and administrative                                                       532,393         1,293,745
Depreciation                                                                      17,435               858
Interest expense                                                                   8,987            17,873
                                                                             -----------       -----------
Net loss                                                                      $ (177,025)       $ (506,814)
                                                                             ===========       ===========

MediQuip's equity in net loss                                                 $ (168,425)       $ (506,814)
                                                                             ===========       ===========

NOTE 13 - MAJOR CUSTOMERS AND VENDORS

During fiscal 2006, 6.9% and 6.2% of sales were to two major customers. During fiscal 2005, 24% of sales were to one major customer, and 14%, 11% and 10% were to three other customers.

During fiscal 2006, 16.1% of purchases were from one major vendor and 5.5%, 4.6% and 4.5% were from 3 other vendors. During fiscal 2005, 11% and 10% of purchases were from two major vendors.


NOTE 14 - SUBSEQUENT EVENTS

Effective April 28, 2006, True Health, Inc., a Utah corporation, was reincorporated as MediQuip Holdings, Inc., a Nevada corporation, for the purpose of changing the corporate domicile from Utah to Nevada.

Following the revised preferred share purchase agreement effected December 16, 2005, MediQuip received from external investors $60,000 on February 7, 2006 in respect of Closing 3 and $30,000 on April 12,2006 and $90,000 on May 3, 2006 in respect of Closing 4.

On May 3, 2006 MediQuip received $23,000 from holders of Series A Warrants for 184,000 shares of common stock.

Subsequent to the year end, MediQuip designated Series C Convertible Preferred Stock. On May 3, 2006, for cash of $90,000, MediQuip issued 2,800 shares of Series C Convertible Preferred Stock and 120,000 Class A Warrants each to purchase one share of common stock at an exercise price of $0.125 per share. The Series C preferred stock is convertible into common stock at $12.50 per share.

                           PART II - OTHER INFORMATION


ITEM 15    EXHIBITS AND REPORTS ON FORM 10-KSB

                                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Dated:  June 2, 2006


                                               MEDIQUIP HOLDINGS, INC.

                                               BY: David Francis
                                                   -------------------
                                                   David Francis, CEO



                                               BY: Ian Wylie
                                                   ------------------
                                                   Ian Wylie, CFO

                                  Exhibit 31.1

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2003

I, David Francis, certify that:

1. I have reviewed the quarterly report on Form 10-KSB of MediQuip Holdings, Inc. for the period ended January 31, 2006 (this "Report");

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

Dated:


David Francis
--------------------------------------
David Francis, CEO

                                  Exhibit 31.2

                            Certification Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2003

I, Ian Wylie, certify that:

7. I have reviewed the quarterly report on Form 10-KSB of MediQuip Holdings, Inc. for the period ended January 31, 2006 (this "Report");

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


Dated:


Ian Wylie
--------------------------------------
Ian Wylie, CFO

                                   Exhibit 32


Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2003

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of MediQuip Holdings, Inc. ("MediQuip"), that, to his knowledge, the quarterly report on Form 10-KSB of MediQuip for the period ended January 31, 2006, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of MediQuip.



Dated: June 2, 1006


David Francis
--------------------------------------
David Francis, CEO


Ian Wylie
--------------------------------------
Ian Wylie, CFO