Form 10QSB
period 2006-04-30
MediQuip Holdings, INC
filed 2006-06-21
CIK 1110607

==================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER: 0-30351

MediQuip Holdings, Inc.

(Exact name of registrant as specified in its charter)

Utah	75-2263732
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Kelsey House, 77 High Street

Beckenham, Kent

UK BR3 1AN

(Address of principal executive offices)

+(44) (0) 208 658 9575

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [ ]        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of

April 30, 2006: 6,014,686

==================================================================

MEDIQUIP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

April 30, 2006 and January 31, 2006

(unaudited)

ASSETS	April 30	January 31
	2006	2006
Current assets	-----------	-----------
Cash	$29,046	$65,109

Accounts receivable, net of allowance for

bad debts of $37,746 and $36,566	338,940	416,944
Inventory	171,717	187,166
Other	73,750	49,821
	-----------	-----------
Total current assets	613,453	719,040

Equipment, net of accumulated depreciation

of $376,671 and $343,402	207,008	184,615
	-----------	-----------
TOTAL ASSETS	$820,461	$903,655
	===========	===========

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Note payable to factor	$251,854	$286,103
Current portion of notes payable	58,356	55,244
Accounts payable	73,294	129,005
Accrued expenses	258,973	293,051
Amounts payable to stockholder	205,692	259,268
Stock payable	50,000	50,000
-----------	-----------
Total current liabilities	898,169	1,072,671

Long-term portion of notes payable	34,041	46,001
-----------	-----------
Total liabilities	932,210	1,118,672
-----------	-----------

Commitments	-	-

Stockholders’ deficit

Convertible preferred stock, $.01 par value;

5,000,000 shares authorized; 4,097,977 shares
and 4,187,977 shares issued and outstanding	4,908	4,188

Common stock, $.01 par value; 100,000,000

shares authorized; 5,294,686 shares and
5,110,686 shares issued and outstanding	52,947	51,107
Additional paid in capital	5,656,151	5,545,711
Accumulated deficit	(5,724,990)	(5,674,897)
Accumulated other comprehensive loss	(100,765)	(141,126)
-----------	-----------
Total stockholders’ deficit	(111,749)	(215,017)
-----------	-----------
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$820,461	$903,655
===========	===========

MEDIQUIP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended April 30, 2006 and 2005

(unaudited)

Three Months Ended
2006	2005
---------	---------

Revenues:

- Equipment rentals and sales	$ 451,660	$ 435,688
- Other	5,781	8,496
---------	---------
Total revenues	457,441	444,184
---------	---------

Cost of sales	90,261	128,004
General and administrative	373,318	352,483
Depreciation	40,105	32,809
---------	---------
Total operating expenses	503,684	513,296
---------	---------
Net operating loss	(46,243)	(69,112)

Equity in earnings of recruitment services	-	19,597
Interest expense	(3,850)	(11,838)
---------	---------
Net loss	$ (50,093)	$ (61,353)
=========	=========

Basic and diluted loss

per share	$(.01)	$(.08)

Weighted average shares

outstanding	5,147,899	791,583

MEDIQUIP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended April 30, 2006 and 2005

(unaudited)

Three Months Ended
2006	2005
----------	----------

Cash Flows from Operating Activities

Net loss	$ (50,093)	$ (61,353)

Adjustments to reconcile net loss to net cash

used in operating activities:

Bad debt expense	23	-
Depreciation expense	40,105	32,809
Imputed interest on shareholder notes payable	233	4,148

Changes in:

Accounts receivable	91,405	(52,136)
Inventory	21,475	56,980
Other current assets	(22,325)	4,196
Accounts payable	(59,865)	(82,304)
Accrued expenses	(43,746)	(27,430)
----------		----------

Net Cash Provided by /

(Used in) Operating Activities	(22,788)	(125,090)
----------	----------

Cash Flows Used in Investing Activities

Purchase of equipment	(56,554)	-
----------	----------

Cash Flows From Financing Activities

Proceeds from exercise of warrants for stock	23,000	-
Proceeds from sale of preferred stock	90,000	-
Proceeds from related party advances	-	14,055
Repayments on related party advances	(61,923)	117,866
Proceeds from notes payable	620,449	15,102
Repayments on notes payable	(666,852)	(39,398)
----------	----------

Net Cash Provided by /

(Used in) Financing Activities	4,674	107,625
----------	----------
Currency translation adjustment	38,605	7,307
----------	----------

Net change in cash	(36,063)	(10,158)
Cash at beginning of period	65,109	67,102
----------		----------

Cash at end of period	$29,046	$56,944
	==========	==========

Cash paid during the period for:

Interest	$3,850	$11,838
Income Taxes	-	-

Non-cash investing and financing activities:

Conversion of common shares to preferred shares	-	1,374

MEDIQUIP HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of MediQuip Holdings, Inc. (“MediQuip”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in MediQuip Holdings, Inc.’s Annual Financial Statements filed with the SEC on Form 10-KSB and in respect of the comparative period, the significant acquisition statement filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended January 31, 2006, as reported in the Form 10-KSB, have been omitted.

NOTE 2 – STOCK-BASED COMPENSATION

Effective February 1, 2006, MediQuip began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to February 1, 2006, MediQuip had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. MediQuip adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods.

During the quarters ended April 30, 2006 and 2005, MediQuip did not grant any option to its employees.

NOTE 3 – EXERCISE OF WARRANTS

During the first quarter of fiscal 2007, MediQuip received $23,000 from holders of Series A Warrants for 184,000 shares of common stock.

NOTE 4 – SERIES A CONVERTIBLE PREFERRED STOCK

On April 22, 2005, MediQuip entered into a securities purchase agreement with four investors to sell preferred shares in four tranches. The agreement was revised effective December 16, 2005. The preferred stock is convertible into common stock at $0.0625 per share. The preferred shares receive cumulative dividends at 2.50% above the prime rate payable quarterly. A summary of the four tranches is as follows:

Tranch	Shares		Amount	Closing Date
-------	---------		---------	-----------------
	1	3,600	$ 45,000	May 2, 2005
	2	4,000	50,000	December 19, 2005
	3	4,800	60,000	February 7, 2006
	4	9,600	120,000	May 3, 2006
	---------		---------
Total	22,000		$ 275,000
	=========		=========

MediQuip received $60,000 on February 7, 2006 in respect of Closing 3 and $30,000 on April 12, 2006 and $90,000 on May 3, 2006 in respect of Closing 4.

NOTE 5 – SERIES C CONVERTIBLE PREFERRED STOCK

During the first quarter of fiscal 2007, MediQuip designated Series C Convertible Preferred Stock. On May 3, 2006, for cash of $90,000, MediQuip issued 2,800 shares of Series C Convertible Preferred Stock and 120,000 Class A Warrants each to purchase one share of common stock at an exercise price of $0.125 per share. The Series C preferred stock is convertible into common stock at $12.50 per share.

NOTE 6 – WESTMERIA RECRUITMENT

A summary of the results of operations for Westmeria Recruitment for the three months ended April 30, 2006 and 2005 as follows:

	2006	2005
	----------	----------
Revenue	$ 572,862	$ 535,553
Cost of recruitment services	(476,328)	(412,379)
General and administrative	(97,871)	(103,577)
	----------	----------
Net income (loss)	$(1,337)	$19,597
	==========	==========

MediQuip’s equity in net income (loss)	$-	$19,597
	==========	==========

On December 5, 2005, Westmeria sold 50% of its recruitment business and associated assets to the Managing Director of that division.

Previous losses reduced MediQuip’s investment in Westmeria Recruitment to zero. As a consequence, MediQuip’s future financial results will not be negatively affected by Westmeria Recruitment’s ongoing operations. MediQuip has no obligation to fund future operating losses of Westmeria Recruitment.

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

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

Revenue

Total revenue for the three months ended April 30, 2006 was $457,441. This compares with revenues of $444,184 for the three months ended April 30, 2004 and represents an increase of $13,257 or 2.98%.

The equipment rentals and sales revenue of $451,660 for the three months ended April 30, 2006 represents an increase of $15,972, or 3.7% when compared to the revenues of $435,688 for the three months ended April 30, 2005.

Cost of sales

Cost of sales for the three months ended April 30, 2006, compared to the three months ended April 30, 2005 are as follows:

	Three months ended	Three months ended
	April 30, 2006	April 30, 2005
	------------------	------------------
Equipment	$90,261 20.0%	$128,004 29.4%
rentals and sales

Improvements in the Company’s stock control system and obtaining savings through bulk buying has contributed to an overall improvement in the ratio of cost of sales to sales over the last year.

General and administrative overheads

General and administrative overheads have increased by $20,835 to $373,318 for the three months to April 30, 2006, compared to expenses of $352,483 for the three months to April 30, 2005. This is mainly due to the recognition of one-off staff costs of $36,800 in the quarter. Except for this exceptional item, a saving of $25,234 would have been made due to efficiency gains in the business’ operations. The efficiency gains are mainly derived from the following areas:

A greater concentration on operational activity which has been client focused, as opposed to internally focused internally recruiting sales employees who have greater experience of meeting higher quality standards and delivering long-term client relationships with our customers.

A decrease in the expenses associated with the recruitment division, which was sold in part in December 2005.

Savings in expenditure associated with improvements in the logistical operations, following the investment in new IT software and systems development.

Interest expense

Net interest expense of $3,850 for the three months to April 30, 2006, decreased by $7,988 compared with $11,838 for the three months to April 30, 2005.

Liquidity and Capital Resources

We have relied primarily on asset-based borrowings, internally generated funds, stockholder loans and trade credit to finance our operations. Our capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. Our working capital position has changed from a deficit of $353,631 as of January 31, 2006 to a deficit of $284,716 as at April 30, 2006. This is a reasonable improvement given the Company’s change in strategic focus. As of April 30, 2006, we had cash and cash equivalents of $29,046 compared to $65,109 as of January 31, 2005.

Operating Cash Flow

Net cash generated in operating activities for the three months ended April 30, 2006 was $22,788 compared with net cash used in operating activities of $125,090 for the three months ended April 30, 2005. This represents a significant improvement of $102,302 and is primarily due to the enhancement in service delivery and control in overall operations.

Credit Facilities

We have a loan agreement with bankers, HSBC, for a term loan that advanced 130,000 GBP ($227,870) in January 2003 and is due for repayment by November 2007. The loan attracts variable rate interest of 2% over UK base rate and there is a floating charge over the assets of the Company (7% at April 30, 2005).

We also have an accounts receivable factoring arrangement with Venture Finance, which is secured by a floating charge over our assets. This facility has attracts variable rate interest of 1.75% over UK base rate (6.75% at April 30, 2005).

We believe that current levels of cash and cash equivalents of $29,046 at April 30, 2006 together with cash from operations and funds available under our credit facilities, together with funds to be raised from potential investors and the support of the majority shareholder in the company, will be sufficient to meet our capital requirements for the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES

At April 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The disclosure controls and procedures were not effective due to the reporting changes proposed by the auditors related to the change in the method of accounting for the investment in the recruitment business after the sale of the 50% interest. We are implementing the procedures to properly report this investment and the related results in the future.

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

1350, as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

(b) Report on Form 10-KSB

On June 2, 2006, we filed a report on Form 10-KSB relating to our results for the year ended January 31, 2006.

(c) Report on Form 8-K

On May 4, 2006, we filed a report on Form 8-K relating to the issue of shares of Convertible Preferred Stock and Class A Warrants each to purchase one share of common stock.

On May 2, 2006, we filed a report on Form 8-K relating to the execution of a Plan and Agreement of Merger with our wholly owned Nevada subsidiary, MediQuip Holdings, Inc. for the purpose of changing the Company’s corporate domicile from Utah to Nevada.

(d) Report on Form DEF 14c

On April 10, 2006, we filed a report on Form DEF-14c relating to the confirmation that a majority of the company’s shareholders had agreed to the plan of merger between True Health, Inc. and MediQuip Holdings, Inc.

(e) Report on Form Pre 14c

On March 30, 2006, we filed a report on Form DEF-14c notifying that our board of directors approved and adopted a Plan and Agreement of the Merger Plan on March 27, 2006.

(f) Report on Form AW

On March 2, 2005 we filed a report on Form AW relating to the withdrawal of a Form 14c.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 19, 2006.

MEDIQUIP HOLDINGS, INC.

BY: /s/ David Francis

-----------------------------

David Francis, CEO

BY: /s/ Ian Wylie

------------------

Ian Wylie, CFO

Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David Francis, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of MediQuip Holdings, Inc. for the period ended April 30, 2006 (this “Report”);

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

(c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 19, 2006

/s/ David Francis

--------------------------------------

David Francis, CEO

Exhibit 31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Ian Wylie, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of MediQuip Holdings, Inc. for the period ended April 30, 2006 (this “Report”);

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(e) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

(f) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 19, 2006

/s/ Ian Wylie

--------------------------------------

Ian Wylie, CFO

Exhibit 32

Certification Pursuant to 18U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of MediQuip Holdings, Inc. (“MediQuip Holdings”), that, to his knowledge, the quarterly report on Form 10-QSB of MediQuip Holdings, Inc. for the period ended April 30, 2006, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment to said report fairly presents, in all material respects, the financial condition and results of operation of MediQuip Holdings.

Dated: June 19, 2006

/s/ David Francis

--------------------------------------

David Francis, CEO

/s/ Ian Wylie

--------------------------------------

Ian Wylie, CFO