Form 10-Q
period 2006-07-31
MediQuip Holdings, INC
filed 2006-09-20
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
July 31, 2006: 5,294,686

MEDIQUIP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
July 31, 2006 and January 31, 2006
(unaudited)

ASSETS	July 31	January 31
	2006	2006
Current assets
Cash	$2,264	$65,109
Accounts receivable, net of allowance for bad debts of $36,422 and $36,566	401,557	416,944

Inventory	55,865	187,166
Other	66,070	49,821
Total current assets	525,756	719,040

Equipment, net of accumulated depreciation of $409,740 and $343,402	250,240	184,615
TOTAL ASSETS	$775,996	$903,655

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Note payable to factor	$291,235	$286,103
Current portion of notes payable	46,946	55,244
Accounts payable	18,973	129,005
Accrued expenses	490,659	293,051
Amounts payable to stockholder	173,127	259,268
Stock payable	-	50,000
Total current liabilities	1,020,940	1,072,671

Long-term portion of notes payable	34,738	46,001
Total liabilities	1,055,678	1,118,672

Commitments	-	-

Stockholders’ deficit
Series A convertible preferred stock, $.001 par value; 5,000,000 shares authorized; 4,184,377 shares and 4,187,977 shares issued and outstanding	4,184	4,188

Series C convertible preferred stock, $.001 par value; 30,000 shares authorized; 22,000 shares and 0 shares issued and outstanding	22	-

Common stock, $.01 par value; 100,000,000 shares authorized; 5,294,686 shares and 5,110,686 shares issued and outstanding	52,947	51,107

Additional paid in capital	5,796,853	5,545,711
Accumulated deficit	(5,819,465)	(5,674,897)
Accumulated other comprehensive loss	(314,223)	(141,126)
Total stockholders’ deficit	(279,682)	(215,017)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$775,996	$903,655

MEDIQUIP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended July 31, 2006 and 2005
(unaudited)

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Revenue
- Equipment rentals and sales	$590,293	$617,333	$1,041,953	$1,053,021
- Other	4,404	10,507	10,185	19,003

Total revenues	594,697	627,840	1,052,138	1,072,024

Cost of sales	146,556	159,486	236,817	287,490
General and administrative	493,077	389,363	866,395	757,251
Depreciation	43,128	42,467	83,234	59,870

Total operating expenses	682,761	591,316	1,186,446	1,104,611

Net operating income (loss)	(88,064)	36,524	(134,308)	(32,587)

Equity in earnings of
recruitment services	-	(60,346)	-	(43,618)
Interest income	-	372	-	372
Interest expense	(6,412)	(10,504)	(10,262)	(19,474)

Net loss	$(94,476)	$(33,954)	$(144,570)	$(95,307)

Basic and diluted loss
per share	$(0.02)	$(0.11)	$(0.03)	$(0.17)

Weighted average shares outstanding	5,147,899	310,698	5,147,899	547,535

MEDIQUIP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 31, 2006 and 2005
(unaudited)

	Six Months Ended
	2006	2005

Cash Flows from Operating Activities
Net loss	$(144,570)	$(95,307)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	24	-
Depreciation	83,234	59,870
Imputed interest on shareholder notes payable	342	14,273
Changes in:
Accounts receivable	36,863	(170,260)
Inventory	140,953	61,930
Other current assets	(13,680)	(13,538)
Accounts payable	(116,682)	(45,442)
Accrued expenses	182,154	(68,304)

Net Cash Provided by /
(Used in) Operating Activities	168,638	(256,778)

Cash Flows Used in Investing Activities
Purchase of equipment	(139,339)	(51,274)

Cash Flows From Financing Activities
Proceeds from exercise of warrants for stock	23,000	-
Proceeds from sale of preferred stock	180,000	45,000
Proceeds from related party advances	-	-
Repayments on related party advances	(99,511)	-
Repayments of capital lease obligations	-	(7,714)
Proceeds from notes payable	1,239,495	154,127
Repayments on notes payable	(1,264,733)	(29,274)

Net Cash Provided by Financing Activities	78,251	162,139

Currency translation adjustment	(170,395)	96,436

Net change in cash	(62,845)	(49,477)
Cash at beginning of period	65,109	67,102

Cash at end of period	$2,264	$17,625

Cash paid during the period for:

Interest	$10,262	$25,967
Income Taxes	-	-

Non-cash investing and financing activities:

Conversion of common shares to preferred shares	-	1,374
Conversion of stock payable to preferred shares	50,000	-

MEDIQUIP HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of MediQuip Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in MediQuip Holdings, Inc.’s Annual Financial Statements filed with the SEC on Form 10-KSB and in respect of the comparative period, the significant acquisition statement filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end to January 31, 2006, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - STOCK-BASED COMPENSATION

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

During the six months ended July 31, 2006 and 2005, MediQuip did not grant any options to its employees.

NOTE 3 - EXERCISE OF WARRANTS

During the first quarter of fiscal 2007, MediQuip received $23,000 from holders of Series A Warrants for 184,000 shares of common stock.

NOTE 4 - CONVERTIBLE PREFERRED STOCK

On April 22, 2005, MediQuip entered into a securities purchase agreement with four investors to sell Series A preferred shares in four tranches. The agreement was revised effective December 16, 2005. The Series A preferred stock is convertible into common stock at $0.0625 per share. The preferred shares receive cumulative dividends at 2.50% above the prime rate payable quarterly. A summary of the four tranches is as follows:

Traunch	Shares	Amount	Closing Date

1	3,600	$ 45,000	May 2, 2005
2	4,000	50,000	December 19, 2005
3	4,800	60,000	February 7, 2006
4	9,600	120,000	May 3, 2006
Total	22,000	$ 275,000

MediQuip received $60,000 on February 7, 2006 in respect of Closing 3 and $30,000 on April 12, 2006 and $90,000 on May 3, 2006 in respect of Closing 4.

In May 2006, MediQuip designated 30,000 share of Series C Convertible Preferred Stock to replace the Series A shares to these four investors. The Series C preferred stock is convertible into common stock at $12.50 per share.

NOTE 6 - WESTMERIA RECRUITMENT

A summary of the results of operations for Westmeria Recruitment for the three and six months ended July 31, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	2005	2005	2006	2005
Revenue	$755,491	$529,638	$1,328,353	$1,065,191
Cost of recruitment services	(612,402)	(482,782)	(1,088,730)	(895,161)
General and administrative	(140,722)	(107,202)	(238,593)	(213,648)

Net income / (loss)	2,367	(60,346)	1,030	(43,618)

MediQuip’s equity in
Net income / (loss)	$-	$(60,346)	$-	$(43,618)

On December 5, 2005, Westmeria sold 50% of its recruitment business and associated assets to the Managing Director of that division.

Previous losses reduced MediQuip’s investment in Westmeria Recruitment to zero. As a consequence, MediQuip will not record equity in the net income of Westmeria Recruitment until MediQuip’s share of the net income exceeds the excess losses not previously recorded.

NOTE 7 - SUBSEQUENT EVENTS

During August 2006, MediQuip received $25,750 from holders of Series A Warrants for 206,000 shares of common stock.

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

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

Revenue

Total revenue for the three months ended July 31, 2006 was $594,697. This compares with total revenues of $627,840 for the three months ended July 31, 2005 and represents a decrease of $33,143 or 5.3%. This minor reduction in revenues was mainly due to the deliberate reduction in medical inventory levels in advance of the company’s relocation of its operating facilities at the end of July. As a result there were fewer products available to sell during July.

The equipment rentals and sales revenue of $590,293 for the three months ended July 31, 2006 represents a decrease of $27,040, or 4.9% when compared to the revenues of $617,333 for the three months ended July 31, 2005. This minor reduction in revenues was mainly due to the deliberate reduction in medical inventory levels in advance of the company’s relocation of its operating facilities at the end of July. As a result there were fewer products available to sell during July.

Cost of sales

Cost of sales for the three months ended July 31, 2006, compared to the three months ended July 31, 2005 are as follows:

	Three months ended	Three months ended
	July 31, 2006	July 31, 2005

Equipment rentals and sales	$146,556 24.8%	$159,486 25.8%

Improvements in the Company’s stock control system and obtaining savings through bulk buying has contributed to a further improvement in the ratio of cost of sales to sales over the last year.

General and administrative overheads

General and administrative overheads have increased by $103,714 to $493,077 for the three months to July 31, 2006, compared to expenses of $389,363 for the three months to July 31, 2005. This is mainly due to the expenditure related to the company relocating its operational activities to a new integrated warehouse, office and distribution centre at the end of July. The main areas of additional expenditure are derived from the following areas:

•  Expenditure on rent and other associated property costs during the two month period that MediQuip was paying for the new premises in addition to its old office and warehouse, prior to the relocation,

•  The expenditure associated with removals to the new facilities

•  Expenditure associated with the fitting out and preparation of the new premises, including expenditure associated with networking and computer costs.

Interest expense

Net interest expense of $6,412 for the three months to July 31, 2006 decreased by $3,720 compared with $10,132 for the three months to July 31, 2005. This is mainly due to the improved cash and liquidity position of the Company following the additional funds during the last year in addition to the improvement in average working capital over the period.

Six Months Ended July 31, 2006 Compared to Six Months Ended July 31, 2005

Revenue

Total revenue for the six months ended July 31, 2006 was $1,052,138. This compares with total revenues of $1,072,024 for the six months ended July 31, 2005 and represents a decrease of $19,886 or 1.9%. This reduction in revenues was mainly due to the deliberate reduction in medical inventory levels in advance of the company’s relocation of its operating facilities at the end of July. As a result there were fewer products available to sell during July.

The equipment rentals and sales revenue of $1,041,953 for the six months ended July 31, 2006 represents a decrease of $11,068, or 1.1% when compared to the revenues of $1,053,021 for the six months ended July 31, 2005. This minor reduction in revenues was mainly due to the deliberate reduction in medical inventory levels in advance of the company’s relocation of its operating facilities at the end of July. As a result there were fewer products available to sell during July.

Cost of sales

Cost of sales for the three months ended July 31, 2006, compared to the six months ended July 31, 2005 are as follows:

	Six months ended July 31, 2006	Six months ended July 31, 2005

	--------------	---------------

Equipment rentals and sales	$236,817 22.7%	$287,490 27.3%

Improvements in the Company’s stock control system and obtaining savings through bulk buying has contributed to an overall improvement in the ratio of cost of sales to sales over the previous year.

General and administrative overheads

General and administrative overheads have increased by $109,143 to $866,395 for the six months to July 31, 2006, compared to expenses of $757,252 for the six months to July 31, 2005. This increase is almost entirely due to the additional expenses incurred in the relocation of the operational activities of MediQuip to its new location, as discussed in the section above discussing the results for the three months ended July 31, 2006.

Interest expense

Net interest expense of $10,262 for the six months to July 31, 2006, decreased by $8,840 compared with $19,102 for the six months to July 31, 2005. This is mainly due to the improved cash and liquidity position of the Company following the additional funds during the last year.

Liquidity and Capital Resources

We have relied primarily on asset-based borrowings, internally generated funds, stockholder loans and trade credit to finance our operations. Our capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. Our working capital position has changed from a deficit of $353,631 as of January 31, 2006 to a deficit of $495,184 as at July 31, 2006. This is a mainly due to the working capital effects around the time of the warehouse and office relocation at the quarter end. As of July 31, 2006, we had cash and cash equivalents of $2,264 compared to $65,109 as of January 31, 2005.

Operating Cash Flow

Net cash generated in operating activities for the six months ended July 31, 2006 was $87,995 compared with net cash used in operating activities of $256,778 for the six months ended July 31, 2005. This represents a significant improvement of $344,753 and is primarily due to the enhancement in service delivery and control in overall operations but also due to the disposal of the recruitment business in December 2005.

Credit Facilities

We have a loan agreement with bankers, HSBC, for a term loan that advanced (pound) 130,000 in January 2003 and is due for repayment by November 2007. The loan attracts variable rate interest of 2% over UK base rate and there is a floating charge over the assets of the Company (7% at July 31, 2005).

We also have an accounts receivable factoring arrangement with Venture Finance, which is secured by a floating charge over our assets. This facility has attracts variable rate interest of 1.75% over UK base rate (6.75% at July 31, 2005).

We believe that current levels of cash and cash equivalents of $4,799 at July 31, 2006 together with cash from operations and funds available under our credit facilities, together with fund to be raised from potential investors and the support of the majority shareholder in the company, will be sufficient to meet our capital requirements for the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES

At July 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Item Description
    31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of theSarbanes-Oxley Act of 2002

(b) Report on Form 10-KSB

On June 2, 2006, we filed a report on Form 10-KSB relating to our results for the year ended January 31, 2006.

(c) Report on Form 10-QSB

On June 18, 2006, we filed a report on Form 10-KSB relating to our results for the three months ended April 30, 2006.

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

Dated: September 19, 2006.

MEDIQUIP HOLDINGS, INC.

BY: David Francis
-------------------
David Francis, CEO

BY: Ian Wylie
------------------
Ian Wylie, CFO