Form 10-Q/A
period 2006-07-30
MediQuip Holdings, INC
filed 2006-09-22
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

OR

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to _________

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ] No [X]

Transitional Small Business Format (check one):
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2006: 5,294,686

MEDIQUIP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
July 31, 2006 and January 31, 2006
(unaudited)
ASSETS	July 31	January 31
	2006	2006
Current assets	----------	-----------
Cash	$ 2,264	$ 65,109
Accounts receivable, net of allowance for bad debts of $36,422 and $36,566	401,557	416,944

Inventory	55,865	187,166
Other	66,070	49,821
	----------	-----------
Total current assets	525,756	719,040

Equipment, net of accumulated depreciation of $409,740 and $343,402	250,240	184,615
	-----------	-----------
TOTAL ASSETS	$ 775,996	$ 903,655
	==========	==========

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Note payable to factor	$ 291,235	$ 286,103
Current portion of notes payable	46,946	55,244
Accounts payable	18,973	129,005
Accrued expenses	490,659	293,051
Amounts payable to stockholder	173,127	259,268
Stock payable	-	50,000
	-----------	-----------
Total current liabilities	1,020,940	1,072,671

Long-term portion of notes payable	34,738	46,001
	-----------	-----------
Total liabilities	1,055,678	1,118,672
	-----------	-----------

Commitments	-	-

Stockholders’ deficit
Series A convertible preferred stock, $.001 par value; 5,000,000 shares authorized; 4,184,377 shares and 4,187,977 shares issued and outstanding	4,184	4,188

Series C convertible preferred stock, $.001 par value; 30,000 shares authorized; 22,000 shares and 0 shares issued and outstanding	22	-

Common stock, $.01 par value; 100,000,000 shares authorized; 5,294,686 shares and 5,110,686 shares issued and outstanding	52,947	51,107

Additional paid in capital	5,796,850	5,545,711
Accumulated deficit	(5,819,462)	(5,674,897)
Accumulated other comprehensive loss	(314,223)	(141,126)
	-----------	-----------
Total stockholders’ deficit	(279,682)	(215,017)
	-----------	-----------
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 775,996	$ 903,655
	==========	==========

MEDIQUIP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended July 31, 2006 and 2005
(unaudited)

<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

Three Months Ended

Six Months Ended

	2006	2005	2006	2005
	----------	----------	----------	----------
Revenue
- Equipment rentals and sales	$ 590,293	$ 617,333	$1,041,953	$1,053,021
- Other	4,404	10,507	10,185	19,003
	----------	----------	----------	----------

Total revenues	594,697	627,840	1,052,138	1,072,024
	----------	----------	----------	----------

Cost of sales	146,556	159,486	236,817	287,490
General and administrative	493,077	389,363	866,395	757,251
Depreciation	43,128	42,467	83,234	59,870
	----------	----------	----------	----------

Total operating expenses	682,761	591,316	1,186,446	1,104,611
	----------	----------	----------	----------

Net operating income (loss)	(88,064)	36,524	(134,308)	(32,587)

Equity in earnings of
recruitment services	-	(60,346)	-	(43,618)
Interest income	-	372	-	372
Interest expense	(6,412)	(10,504)	(10,262)	(19,474)
	----------	----------	----------	----------

Net loss	$ (94,476)	$ (33,954)	$ (144,570)	$ (95,307)
	==========	==========	==========	==========

Basic and diluted loss
per share	$ (0.02)	$ (0.11)	$ (0.03)	$ (0.17)

Weighted average shares
outstanding	5,147,899	310,698	5,147,899	547,535

MEDIQUIP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 31, 2006 and 2005
(unaudited)

	Six Months Ended
	2006	2005

Cash Flows from Operating Activities
Net loss	$ (144,570)	$ (95,307)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	24	-
Depreciation	83,234	59,870
Imputed interest on shareholder notes payable	342	14,273
Changes in:
Accounts receivable	36,863	(170,260)
Inventory	140,953	61,930
Other current assets	(13,680)	(13,538)
Accounts payable	(116,682)	(45,442)
Accrued expenses	182,154	(68,304)

Net Cash Provided by /
(Used in) Operating Activities	168,638	(256,778)

Cash Flows Used in Investing Activities
Purchase of equipment	(139,339)	(51,274)

Cash Flows From Financing Activities
Proceeds from exercise of warrants for stock	23,000	-
Proceeds from sale of preferred stock	180,000	45,000
Proceeds from related party advances	-	-
Repayments on related party advances	(99,511)	-
Repayments of capital lease obligations	-	(7,714)
Proceeds from notes payable	1,239,495	154,127
Repayments on notes payable	(1,264,733)	(29,274)

Net Cash Provided by Financing Activities	78,251	162,139

Currency translation adjustment	(170,395)	96,436

Net change in cash	(62,845)	(49,477)
Cash at beginning of period	65,109	67,102

Cash at end of period	$ 2,264	$ 17,625

Cash paid during the period for:

Interest	$ 10,262	$ 25,967
Income Taxes	-	-

Non-cash investing and financing activities:

Conversion of common shares to preferred shares	-	1,374
Conversion of stock payable to preferred shares	50,000	-

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
				\

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

Operating Cash Flow

Net cash generated in operating activities for the six months ended July 31, 2006 was $168,638 compared with net cash used in operating activities of $256,778 for the six months ended July 31, 2005. This represents a significant improvement of $425,416 and is primarily due to the enhancement in service delivery and control in overall operations but also due to the disposal of the recruitment business in December 2005.

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

We believe that current levels of cash and cash equivalents of $2,264 at July 31, 2006 together with cash from operations and funds available under our credit facilities, together with fund to be raised from potential investors and the support of the majority shareholder in the company, will be sufficient to meet our capital requirements for the next 12 months.

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

Dated: September 19, 2006.

MEDIQUIP HOLDINGS, INC.

BY: /s/ David Francis
-------------------
David Francis, CEO

BY: /s/ Ian Wylie
------------------
Ian Wylie, CFO