Form 10QSB
period 2006-10-31
MediQuip Holdings, INC
filed 2006-12-20
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

OR

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to _________

COMMISSION FILE NUMBER: 0-30351

MediQuip Holdings, Inc.
(Exact name of registrant as specified in its charter)

Utah	75-2263732
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Unit 21, Optima Park
Thames Road
Crayford, Kent
DA1 4QX
United Kingdom
(Address of principal executive offices)

+(44) (0) 1322 520560
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2006: 5,294,686

MEDIQUIP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2006 and January 31, 2006
(unaudited)

	October 31, 2006	January 31, 2006
ASSETS
Current assets:
Cash	$ 8,640	$ 65,109
Accounts receivable, net of allowance for bad debts of $37,120 and $36,566, respectively	311,952	416,944
Inventory	202,395	187,166
Prepaid expenses and others	32,471	49,821

Total current assets	555,458	719,040

Equipment, net of accumulated depreciation of $461,158 and $343,402, respectively	262,898	184,615

TOTAL ASSETS	$ 818,356	$ 903,655

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Note payable to factor	$ -	$ 286,103
Current portion of notes payable	70,249	55,244
Accounts payable	259,562	129,005
Accrued expenses	370,123	293,051
Amounts payable to stockholder	214,429	259,268
Stock payable	-	50,000

Total current liabilities	914,363	1,072,671

Long-term portion of notes payable	254,848	46,001

Total liabilities	1,169,211	1,118,672

Commitments and contingencies	-	-

Stockholders’ deficit:
Series A convertible preferred stock, $.001 par value; 5,000,000 shares authorized; 4,206,377 shares and 4,187,977 shares issued and outstanding	4,206	4,188
Series C convertible preferred stock, $.001 par value; 30,000 shares authorized; 22,000 shares and 0 shares issued and outstanding	22	-
Common stock, $.01 par value; 100,000,000 shares authorized; 5,294,686 shares and 5,110,686 shares issued and outstanding	52,947	51,107
Additional paid-in capital	5,846,831	5,545,711
Accumulated deficit	(5,944,710)	(5,674,897)
Accumulated other comprehensive loss	(310,151)	(141,126)

Total stockholders’ deficit	(350,855)	(215,017)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 818,356	$ 903,655

MEDIQUIP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended October 31, 2006 and 2005
(unaudited)

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Revenues
Equipment rentals and sales	$ 737,870	$ 653,366	$ 1,790,008	$ 1,706,387
Other	-	7,376	-	26,379

Total revenues	737,870	660,742	1,790,008	1,732,766

Cost of sales	217,149	196,407	453,966	540,738
General and administrative	630,583	336,583	1,496,978	1,099,797
Depreciation expense	7,653	31,445	90,887	85,354

Total operating expenses	855,385	564,435	2,041,831	1,725,889

Net operating income (loss)	(117,515)	96,307	(251,823)	6,877

Equity in earnings (losses) of recruitment services	-	(44,630)	-	(24,913)
Interest income	-	390	-	762
Interest expense	(7,728)	(11,572)	(17,990)	(37,539)

Net income (loss)	$ (125,243)	$ 40,495	$ (269,813)	$ (54,813)

Income (loss) per share:
- Basic	$ (0.02)	$ 0.13	$ (0.05)	$ (0.12)
- Diluted	$ (0.02)	$ 0.00	$ (0.05)	$ (0.12)

Weighted average shares outstanding:
- Basic	5,294,686	310,698	5,235,157	468,589
- Diluted	5,294,686	14,270,609	5,235,157	468,589

MEDIQUIP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 31, 2006 and 2005
(unaudited)

	Nine Months Ended October 31,
	2006	2005

Cash flows from operating activities
Net loss	$ (269,813)	$ (54,813)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	90,887	91,479
Imputed interest on shareholder notes payable	342	16,116
Changes in:
Accounts receivable	133,925	(202,585)
Inventory	(2,241)	25,167
Other current assets	20,807	(5,669)
Accounts payable	121,607	33,023
Accrued expenses	56,394	(24,659)

Net cash provided by / (used in) operating activities	151,908	(121,941)

Cash flows used in investing activities
Purchase of equipment	(156,359)	(114,075)

Cash flows from financing activities
Proceeds from exercise of warrants for stock	23,000	-
Proceeds from sale of preferred stock	180,000	45,000
Proceeds from sale of common stock	-	25,250
Proceeds from related party advances	28,490	(9,197)
Repayments on related party advances	(91,321)	-
Repayments of capital lease obligations	-	(7,785)
Proceeds from notes payable	2,047,301	98,147
Repayments on notes payable	(2,127,267)	(8,034)

Net cash provided by financing activities	60,203	143,381

Currency translation adjustment	(112,221)	26,534

Net change in cash	(56,469)	(66,101)
Cash at beginning of period	65,109	67,102

Cash at end of period	$ 8,640	$ 1,001

Cash paid during the period for:
Interest	$ 16,734	$ 23,423
Income Taxes	-	-

Non-cash investing and financing activities:
Conversion of common shares to preferred shares	-	1,374
Conversion of stock payable to preferred shares	(50,000)	-

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

NOTE 2 - WESTMERIA RECRUITMENT

A summary of the results of operations for Westmeria Recruitment for the three and nine months ended October 31, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005

Revenue	$ 956,373	$ 513,515	$ 2,304,740	$ 1,578,706
Cost of recruitment services	(753,379)	(454,568)	(1,858,513)	(1,292,888)
General and administrative	(102,731)	(103,577)	(344,919)	(310,731)

Net income / (loss)	$ 100,263	$ (44,630)	$ 101,308	$ (24,913)

MediQuip’s equity in
net income / (loss)	-	$ (44,630)	-	$ (24,913)

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

NOTE 3 - SUBSEQUENT EVENTS

Effective December 14, 2006, MediQuip consumated an Agreement and Plan of Reorganization with Deep Down, Inc., a Delaware corporation, that provides for the acquisition of Deep Down by MediQuip. Deep Down was a privately-held company that immediately prior to consummation of the Agreement with MediQuip combined with SubSea Acquisition Corporation and Strategic Offshore Services Corporation. Deep Down specializes in the provision of installation management, engineering services, support services and storage management services for the subsea controls, umbilicals & pipeline industries offshore. Deep Down is an umbilical and flexible pipe installation engineering and installation management company. They also fabricate component parts for subsea distribution systems and assemblies that specialize in the development of offshore subsea fields and tie backs. These items include umbilicals, flowlines, distribution systems, pipeline terminations, controls, winches, and launch and retrieval systems, among others. They provide these services from the initial field conception phase, thru manufacturing, site integration testing, installation, topsides connections, and the final commissioning of a project. Their products and services serve the offshore industry and are used in deep-water exploration and production of oil and gas. As a result of the acquisition, the shareholders of Deep Down will own a majority of the voting stock of MediQuip, which changed its name to Deep Down, Inc. The acquisition did not require the approval of shareholders of MediQuip.

Because of the change in ownership and the composition of the board upon completion of the acquisition, there was a change in control of MediQuip.

In connection with the Agreement and Plan of Reorganization described in the preceding footnote, MediQuip issued the following equity securities:

•	75,000,000 shares of Common Stock
•	5,000 shares of Series D Redeemable Convertible Preferred Stock
•	5,000 shares of Series E Redeemable Exchangeable Preferred Stock
•	3,000 shares of Series F Redeemable Convertible Preferred Stock
•	1,000 shares of Series G Redeemable Exchangeable Preferred Stock

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

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

Revenue

Total revenue for the three months ended October 31, 2006 was $737,870. This compares with total revenues of $660,742 for the three months ended October 31, 2005 and represents an increase of $77,128 or 11.7%. This increase in revenues was mainly due to the effects of having some sales deferred from the second quarter of fiscal 2007 until after the company’s relocation of its operating facilities at the end of July.

Cost of sales

Cost of sales for the three months ended October 31, 2006, compared to the three months ended October 31, 2005 are as follows:

	Three months ended	Three months ended
	October 31, 2006	October 31, 2005
Equipment
rentals and sales	$217,149 29.4%	$196,407 29.7%

Improvements in the Company’s stock control system and obtaining savings through bulk buying has contributed to a further improvement in the ratio of cost of sales to sales over the last year. This was marginally offset by the costs associated with a change in the sales mix.

General and administrative overheads

General and administrative overheads have increased by $294,000 to $630,583 for the three months to October 31, 2006, compared to expenses of $336,583 for the three months to October 31, 2005. This is mainly due to the expenditure related to the company relocating its operational activities to a new integrated warehouse, office and distribution centre during the summer. The main areas of additional expenditure are derived from the following areas:

•  Expenditure on rent and other associated property costs during the period that MediQuip was paying for the new premises in addition to its old office and warehouse, prior to the relocation,

•  The expenditure associated with removals to the new facilities

•  Expenditure associated with the fitting out and preparation of the new premises, including expenditure associated with networking and computer costs.

Interest expense

Interest expense of $7,728 for the three months to October 31, 2006 decreased by $3,844 compared with $11,572 for the three months to October 31, 2005. This is mainly due to the improved cash and liquidity position of the Company following the additional funds received during the last year in addition to the improvement in average working capital over the period.

Nine Months Ended October 31, 2006 Compared to Nine Months Ended October 31, 2005

Revenue

Total revenue for the nine months ended October 31, 2006 was $1,790,008. This compares with total revenues of $1,732,766 for the nine months ended October 31, 2005 and represents an increase of $57,242 or 3.3%. This increase is in line with the increased sales and advertising activities mentioned above.

The equipment rentals and sales revenue of $1,790,008 for the nine months ended October 31, 2006 represents an increase of $83,621 or 4.9% when compared to the revenues of $1,706,387 for the nine months ended October 31, 2005.

Cost of sales

Cost of sales for the nine months ended October 31, 2006, compared to the nine months ended October 31, 2005 are as follows:

	Nine months ended	Nine months ended
	October 31, 2006	October 31, 2005
Equipment rentals and sales	$453,966 25.4%	$540,738 31.7%

Improvements in the Company’s stock control system and obtaining savings through bulk buying has contributed to an overall improvement in the ratio of cost of sales to sales over the previous year.

General and administrative overheads

General and administrative overheads have increased by $397,181 to $1,496,978 for the nine months to October 31, 2006, compared to expenses of $1,099,797 for the nine months to October 31, 2005. This increase is almost entirely due to the additional expenses incurred in the relocation of the operational activities of MediQuip to its new location, as discussed in the section above discussing the results for the three months ended October 31, 2006.

Interest expense

Interest expense of $17,990 for the nine months to October 31, 2006, decreased by $19,549 compared with $37,539 for the nine months to October 31, 2005. This is mainly due to the improved cash and liquidity position of the Company following the additional funds received during the last year.

Liquidity and Capital Resources

We have relied primarily on asset-based borrowings, internally generated funds, stockholder loans and trade credit to finance our operations. Our capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. Our working capital position has changed from a deficit of $353,631 as of January 31, 2006 to a deficit of $358,905 as at October 31, 2006. This is a mainly due to the working capital effects around the time of the warehouse and office relocation during the summer months. As of October 31, 2006, we had cash and cash equivalents of $8,640 compared to $65,109 as of January 31, 2006.

Operating Cash Flow

Net cash generated in operating activities for the nine months ended October 31, 2006 was $151,908 compared with net cash used in operating activities of $121,941 for the nine months ended October 31, 2005. This represents a significant change of $273,849 and is primarily due to the enhancement in service delivery and control in overall operations but also due to the disposal of the recruitment business in December 2005.

Credit Facilities

We have a loan agreement with bankers, HSBC, for a term loan that advanced (pound) 130,000 in January 2003 and is due for repayment by November 2007. The loan attracts variable rate interest of 2% over UK base rate and there is a floating charge over the assets of the Company (7.25% at October 31, 2005).

We also have an accounts receivable factoring arrangement with Venture Finance, which is secured by a floating charge over our assets. This facility has attracts variable rate interest of 1.75% over UK base rate (7.00% at October 31, 2006).

We believe that current levels of cash and cash equivalents of $8,640 at October 31, 2006 together with cash from operations and funds available under our credit facilities, together with funds to be raised from potential investors and the support of the majority shareholder in the company, will be sufficient to meet our capital requirements for the next 12 months.

ITEM 3. CONTROLS AND PROCEDURES

At October 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

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

On September 20, 2006, we filed a report on Form 10-KSB relating to our results for the six months ended July 31, 2006.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The officers of MediQuip Holdings, Inc. on October 31, 2006, the final day of the quarter, have signed below in their respective capacities.

Dated: December 18, 2006.

MEDIQUIP HOLDINGS, INC.

BY: /s/ David Francis
    -------------------
    David Francis, CEO

BY: /s/ Steve O’Toole
    ------------------
    Steve O’Toole, CFO