Form 10KSB
period 2006-12-31
Deep Down, Inc.
filed 2007-04-17
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB

[ Ö ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-100137

(Exact name of registrant as specified in its charter)

Nevada	75-2263732
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

15473 East Freeway Channelview, Texas	77530
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (281) 862-2201

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: Common Stock $0.01 par value

Check whether the issuer is not required to file reports pursuant to 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ Ö ] No [ ]

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ Ö ]

The issuer’s revenues for the period from inception, June 29, 2006 to December 31, 2006 were $978,047.

The aggregate market value of the voting stock and non-voting common equity (based on the closing price on that date) held by non-affiliates of the registrant as of April 13, 2007 was approximately $7,885,630.

At March 31, 2007, the issuer had outstanding 67,142,673 shares of Common Stock, par value $0.01 per share.

Transitional Small Business Disclosure Format: Yes [ ] No [ Ö ]

PART I

Forward-Looking Information

The statements contained in this Annual Report on Form 10-KSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1. Description of Business.

Corporate History

During 2006, MediQuip Holdings, Inc. (“MediQuip”), a publicly traded company, divested its operating subsidiary and subsequently entered into a merger agreement with Deep Down, Inc. which was accounted for as a reverse merger with Deep Down, Inc. being the surviving entity for accounting purposes. The following discussion describes the history of Deep Down, Inc. (“we” or “the Company”)

On June 29, 2006, Subsea Acquisition Corporation (“Subsea”) was formed by three shareholders with the intent to acquire service providers to the offshore industry, and designers and manufacturers of subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. In November 2006, Subsea acquired Deep Down, Inc, a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down, Inc.’s shareholders transferred ownership of all of Deep Down Inc.’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down Inc. becoming a wholly owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, with the surviving company operating as Deep Down Inc. Unless specifically stated otherwise, all references to Deep Down refer to the combined entity comprising Subsea and Deep Down Inc. These transactions were accounted for as a purchase with Subsea being the acquirer based on a change in voting control and the nature of the consideration granted. Under purchase accounting, we have included the results of operations of the entity formerly operating as Deep Down from the acquisition date of November 21, 2006. As Subsea was formed on June 29, 2006, the financial statements included herein reflect the results of the operations from the date of inception to December 31, 2006.

Subsea also issued 3,000 Series F shares and 1,000 Series G shares to two common shareholders of Subsea which resulted in compensation expense to shareholders totaling $3.1 million.

On December 14, 2006 Deep Down exchanged all 9,999,999 shares of Deep Down common stock and all 14,000 shares of Deep Down preferred stock for 75,000,000 shares of common stock and 14,000 shares of preferred stock of MediQuip. The preferred shares of MediQuip have the same designations as Deep Down’s preferred stock. As a result of the acquisition, the shareholders of Deep Down own a majority of the voting stock of MediQuip, which changed its name to Deep Down, Inc. The merger has been accounted for as a reverse merger whereby Deep Down is the accounting acquirer resulting in a recapitalization of Deep Down’s equity. The acquisition did not require the approval of shareholders of MediQuip. In connection and simultaneously with this reverse merger, Westmeria Healthcare Limited, a wholly owned subsidiary of MediQuip was transferred to MediQuip’s majority shareholder in exchange for the cancellation of 31,351,256 common share equivalents.

The Company’s historical financial statements reflect those of Deep Down, Inc, and do not include the results of MediQuip or Westmeria Healthcare Limited for periods prior to the merger date.

Company Overview

Our strategy is to consolidate service providers to the offshore industry, and designers and manufacturers of subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Our current operations are the result of a recent acquisition of Deep Down founded by Ronald E. Smith. Mr. Smith is well known in the industry for his unique ability to address and solve mission-critical issues confronted by offshore energy companies. Mr. Smith and his key managers have over 113 years of combined experience in the oilfield equipment industry, either with Deep Down or its competitors.

We are an umbilical and flexible pipe installation engineering and installation management company. We also fabricate component parts for subsea distribution systems and assemblies that specialize in the development of offshore subsea fields and tie backs. These items include umbilicals, flowlines, distribution systems, pipeline terminations, controls, winches, and launch and retrieval systems, among others. We provide these services from the initial field conception phase, thru manufacturing, site integration testing, installation, topsides connections, and the final commissioning of a project. Our products and services serve the offshore industry and are used in deep-water exploration and production of oil and gas.

Business Overview

We are an installation engineering and management company focused on the offshore segment of the energy industry. We can custom design and manufacture product or modify existing equipment to meet customer specifications. We design, manufacture, fabricate, sell and service highly-engineered subsea equipment, surface equipment and offshore rig equipment for use in deepwater, harsh environment and severe service applications. Our principal products consist of flying lead installation, maintenance and termination systems; buoyancy and rigging systems; high and low pressure testing and monitoring systems; latch systems; lay chutes; rollers; tensioners; and offshore storage and space management systems. We also provide installation, retrieval, storage and management services in connection with the use of our products.

Deep Down has developed its broad line of subsea equipment, surface equipment and offshore rig equipment primarily through internal product development efforts in Channelview, Texas. In many cases, these products were developed in direct response to customer requests for solutions to critical problems in the field. We are instrumental in achieving solutions for our clients to simplify installation procedures and reduce costs.

We believe that we have achieved significant market share and brand name recognition with respect to our established products due to the technological capabilities, reliability, cost effectiveness, timely delivery and operational timesaving features of these products. Since our formation, we have introduced many new products that continue to broaden the market currently served by us.

Deep Down markets its products through its offices in Channelview, Texas. Its sales representatives travel to all of the major international energy markets throughout the world. We manufacture and fabricate our products at facilities located in Channelview, Texas and maintain valuable relationships with several other companies that own additional manufacturing and fabrication facilities in and around Houston, Texas. These other companies provide excellent subcontract manufacturing support on an as needed basis. Our manufacturing operations are vertically integrated. We perform substantially all of our own heat-treating, machining, fabrication, inspection, assembly and testing at our facilities.

Industry Overview

The offshore energy industry is centered around the use of platforms. An oil platform is a large structure used to house workers and machinery needed to drill and then produce oil and natural gas in the ocean. Depending on the circumstances, the platform may be attached to the ocean floor, consist of an artificial island, or be floating. Generally, oil platforms are located on the continental shelf, though as technology improves, drilling and production in deeper waters becomes both feasible and profitable. A typical platform may have around thirty wellheads located on the platform and directional drilling allows reservoirs to be accessed at both different depths and at remote positions up to 5 miles (8 kilometres) from the platform. Many platforms also have remote wellheads attached by umbilical connections, which may be single wells or a manifold centre for multiple wells. An umbilical cable supplies necessary requirements to an apparatus.

There are several distinct types of platforms and rigs: fixed platforms, compliant towers, semi-submersible platforms, jack-up platforms, drillships, floating production systems, tension-leg platforms, and Spar platforms.

• Fixed Platforms are built on concrete and/or steel legs anchored directly onto the seabed, and support a deck with space for drilling rigs, production facilities and crew quarters. Such platforms are, by virtue of their immobility, designed for very long-term use. Fixed platforms are economically feasible for installation in water depths up to about 1,700 feet.

• Compliant Towers consist of narrow, flexible towers and a piled foundation supporting a conventional deck for drilling and production operations. Compliant towers are designed to sustain significant lateral deflections and forces, and are typically used in water depths ranging from 1,500 and 3,000 feet.

• Semi-submersible Platforms have legs of sufficient buoyancy to cause the structure to float, but of weight sufficient to keep the structure upright. Semi-submersible rigs can be moved from place to place; and can ballasted up or down by altering the amount of flooding in buoyancy tanks. They are generally secured in position by cable anchors during drilling operations, though they can also be kept in place by the use of dynamic positioning. Semi-submersibles can be used in depths from 600 to 6,000 feet.

• Jack-up Platforms are platforms that can be jacked up above the sea by dint of legs that can be lowered like jacks. These platforms, used in relatively low depths, are designed to move from place to place, and then anchor themselves by deploying the jack-like legs.

• Drillships are maritime vessels that have been fitted with drilling apparatus. They are often used for exploratory drilling of new oil or gas wells in deep water but can also be used for scientific drilling. They are often built on a modified tanker hull and outfitted with dynamic positioning systems to maintain their position over a well.

• Floating production systems are large ships equipped with processing facilities and moored to a location for a long period. The main types of floating production systems are FPSO (floating production, storage, and offloading system), FSO (floating storage and offloading system), and FSU (floating storage unit).

• Tension-leg Platforms (“TLPs”) consist of floating rigs tethered to the seabed in a manner that eliminates most vertical movement of the structure. TLPs are used in water depths up to about 6,000 feet. The "conventional" TLP is a 4-column design which looks similar to a semi-submersible. • Spar Platforms are moored to the seabed like the TLP, but whereas the TLP has vertical tension tethers the Spar has more conventional mooring lines. Spars have been designed in three configurations: the "conventional" one-piece cylindrical hull, the "truss spar" where the midsection is composed of truss elements connecting the upper buoyant hull (called a hard tank) with the bottom soft tank containing permanent ballast, and the "cell spar" which is built from multiple vertical cylinders. The Spar may be more economical to build for small and medium sized rigs than the TLP, and has more inherent stability than a TLP since it has a large counterweight at the bottom and does not depend on the mooring to hold it upright. It also has the ability, by use of chain-jacks attached to the mooring lines, to move horizontally over the oil field.

The market for subsea equipment, surface equipment and offshore rig equipment and services and the Company's business are substantially dependent on the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures is generally dependent upon the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including worldwide economic activity, interest rates and the cost of capital, environmental regulation, tax policies, and the ability of OPEC and other producing nations to set and maintain production levels and prices. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of offshore leases in the United States and other countries overseas, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

Services

Deep Down’s engineering team can provide project engineering, installation and pull-in engineering, project management, installation management, and commissioning services. We pride ourself on collaborating with engineers from the installation contractors and manufacturing side of the industry to find the most effective solutions to address installation problems in the subsea world. We also provide installation, retrieval, storage and management services in connection with the use of our products. Approximately 60% of our revenue is derived from services.

Project Management. Our installation management and engineering team specializes in deep water subsea developments. We are often contracted by our customers to assist with the preparation and evaluation of subsea development tenders and Requests for Quotes. Our experience comes from working with installation contractors, operators, controls suppliers, and umbilical manufacturers. Our engineers have experience ranging from the initial conceptual design phases through manufacturing and installation, and concluding with topsides connections and commissioning. This experience provides us with a level of “hands on and practical” experience that has proven to be in-dispensable in enabling us to offer customer solutions to the many problems encountered both subsea and topsides. Because of this wide knowledge base, our engineering team is often hired by operators and installation contractors to provide installation management and engineering support services.

Project Engineering. Our engineering team has been involved in most of the innovative solutions used today in deepwater subsea systems. We are unique in the fact that we are often hired by the controls and umbilical manufacturers, installation contractors, and the operators to help ensure that the project progresses smoothly, on time and on budget.

Our team specializes in offshore installation engineering and the writing of practical installation procedures. We deal with issues involving flying leads; compliant umbilical splices; bend stiffener latches; umbilical hardware; hold-back clamps; and the development of distribution system components, among others. We are heavily involved in the fabrication of installation aids to simplify offshore executions, and offer hydraulic, fiber optic, and electrical testing services and various contingency testing tools.

Installation Support and Management. Deep Down’s installation management is centered around the utilization of standardized hardware, proven installation techniques, and an experienced, consistent team that has proven to be safe and skilled in the various areas of all installation phases. We pride ourself on supporting installation contractors through its installation management and engineering services, installation aids and equipment, and its offshore installation support services, including spooling operators, offshore testing, and flying lead installation support. We have extensive “Hands-On” experience in the field. Many installation contractors find it beneficial to utilize our services to help reduce personnel on board by allowing a few specialized technicians to perform multiple roles such as performing the offshore testing services, as well as operation of the lay system and equipment.

Deep Down has designed and fabricated many different installation tools and equipment over the years. We have been involved in the design of the following pieces of equipment to help make installations go as smoothly as possible: steel flying leads; steel flying lead deployment systems; umbilical hardware and termination systems; umbilical bell mouths; lay chutes; Mud Mats; flying lead installation and parking frames; Umbilical Termination Assembly Stab & Hinge Over Systems; and numerous other pieces of offshore equipment. Deep Down’s team has vast experience with the installation of flexible and rigid risers and flowlines, umbilicals, flexible and rigid jumpers, steel tube and thermoplastic hose flying leads, pipeline end terminations (“PLETs”) and manifolds. .

Spooling. Our experienced personnel have been involved in running spooling equipment on many projects. Deep Down has also been employed by other companies to run their spooling equipment. Many installation contractors find it beneficial to use the same team to run the spooling equipment as well as function as the umbilical support team to do installation testing and monitoring as required. Our technicians are often hired by the umbilical manufacturers and the installation contractors to provide spooling support. Our team runs two under roller units, electrically- powered reels, and the Company’s steel flying lead installation system.

Systems used include:

• Technip’s TR-10 and TR-45

• Cal-Dive's Reel System 1 and 2

• Cal-Dive’s Big Boy Pipe Lay System on the Intrepid

• New Cal-Dive Carousel system

• Coflexip Offshore TR-45 and 1200 ton carousel

• Deep Down's 200 ton carousel

• Deep Down's 300 and 340 ton under rollers

• Topside pull-in winches for umbilical pull-in operations

Deep Down is also a main supplier of high tension spooling services, allowing full dive simulation and tensioning for deep water ROV operations.

Pull-In Operations. Deep Down’s team has been involved in the pull-in operations for the last 8 major umbilical projects in the Gulf of Mexico. Deep Down pull-ins run smoothly because the same engineers who are planning the pull-in operation are also supervising the offshore operation. Familiarity with the system is important. The offshore servicemen are also the topside umbilical support team familiar with the umbilical termination hardware, and most often were involved in terminating the umbilicals at the manufacturers’ yard weeks prior to the installation. Remediation is a large part of Deep Down services. If a system does not work properly, Deep Down retrofit kits designed for effective ROV installations can help convert potential failures into positive successes. Everything is thoroughly tested prior to installation, including winches at the rental contractor’s yard and after set-up on the platform. Load cells are tested onshore, and the same load cells are used to test the system offshore. This eliminates variables and validates the condition of the pull-in system. Pull-ins are then performed under more control and with increased confidence resulting in safer operations.

Termination. Deep Down and/or its employees have been involved in umbilical terminations since 1988. The Company’s team was involved with the designs for the armored thermo plastic umbilicals at Multiflex, the first steel tube umbilical in the Gulf of Mexico for the Shell Popeye umbilical, and the standardization of many steel tube umbilical terminations. Deep Down has also pioneered the concept of the compliant Moray® section that enables a traditional helically wound umbilical to be used for direct well step outs, or long field flying leads. Management believes Deep Down is the only Company that can terminate anybody elses umbilicals with the same Deep Down termination system.

Testing Services. Deep Down’s service team is often utilized by the umbilical manufacturers, control suppliers, installation contractors, and operators to perform all aspects of testing, beginning with the initial Factory Acceptance Testing (“FAT”) of the system, connecting the umbilical termination assemblies and performing Extended Factory Acceptance Testing (“EFAT”) throughout the process to System Integration (“SIT”), to the installation, and finally commissioning. To execute these services, the Company has assembled a variety of personnel and equipment to ensure that all testing operations are done in the most safe and time-efficient manner, ensuring a reduced overall project cost. We also work hard to utilize the most detailed digital testing and monitoring equipment to ensure that the most accurate data is provided to our clients. We have been hired to perform coiled tubing flushing, cleaning, and hydro testing; umbilical filling, flushing, pressure, flow rate, and cleanliness testing; load out monitoring and testing; installation monitoring; post installation testing; system commissioning; umbilical intermediate testing; and umbilical and umbilical termination assembly cleanliness, flow, and leak testing, among others.

We believe we have one of the best filling, flushing and testing teams in the business. Deep Down employs a variety of different pumping systems to meet industry needs and offers maximum flexibility. Deep Down’s philosophy is to flush through the maximum number of lines at the highest flow rate possible to maximize efficiency. Deep Down has assembled a comprehensive list of offshore pumping units from Babe, Rambo, and an assortment of chemical pumping skids. The Company’s equipment can be used to pump all of the standard offshore water based chemicals as well as all offshore commissioning fluids such as Methanol and diesel.

System Integration Testing (“SIT”). We have lead the revolution into the digital age with our use of digital transducers to provide much greater levels of accuracy compared to information gathered off of conventional chart recorders. Deep Down has a wide variety of digital pressure transducers, flow meters, and temperature gauges. Deep Down has two wire data systems (4 port and one 16 port) as well as 25 individual digital pressure and temperature recorders that are often employed for installation monitoring activities. In addition to these units, the Company also has three desks set up with data systems that are capable of tracking from 4 to 15 individual sensors simultaneously. This, in combination with Subsea handling equipment, experienced personnel, and a fully equipped facility, make Deep Down ideal to manage SIT operations either at their location or abroad.

Deep Down’s team has been involved in the pull-in operations for the last 8 major umbilical projects in the Gulf of Mexico. The Company has been involved in the design, procurement, testing, installation, and operation of the testing equipment. Deep Down’s engineers and service technicians can also assist in writing the testing procedures and sequences from simple FAT to very extensive multiple pressures and fluids test up to full system Site Integration Testing procedures.

Commissioning. Deep Down has been involved in most of the topsides connections and commissioning in the Gulf of Mexico since its conception in 1997. The commissioning team is often identified early on in the project and participates in all aspects of planning and risk assessment for the project. Due to the limited time associated with project commissioning it is extremely important to do detailed planning and engineering prior to arrival at the offshore platform location to reduce any possible shut in or down time on the platform. The Company’s engineers and technicians work hand in hand with the project managers and platform engineers to help ensure that all aspects and dangers are identified, planned for, and eliminated prior to arrival on the platform. Deep Down has been involved in most of the topsides connections and commissioning activities in the Gulf of Mexico and often participate in all aspects of planning and risk assessments for the project. Due to the different requirements for testing and commissioning of subsea systems, Deep Down has an assortment of pumps and equipment to pull from to ensure a safe and efficient commissioning program. Deep Down has experience handling all types of commissioning fluids, including asphaltine Dispersants, diesel, methanol, xylene, corrosion inhibitors, water-based control fluids, oil-based control fluids, 100% Glycol, parafin inhibitors, and alcohol, among others.

Storage Management. With more than 50,000 sq. ft. of internal high quality warehousing capacity & 300,000 sq. ft. of external storage, Deep Down's facility in Channelview is strategically located to cover Houston's Ship Channel area. Our warehouse is designed to provide clients with flexible and cost effective warehousing and storage management options. Our professional and experienced warehouse staff, combined with the very latest in information technology, results in a fully integrated warehousing package designed to deliver clever solutions to client needs. Deep Down is capable of providing longterm specialized contract warehousing; long and short term storage; modern materials handling equipment; undercover loading areas; quality security systems; integrated inventory management; packing and repacking; computerized stock controls; and labeling, among others.

Products

We provide installation support equipment and component parts and assemblies for subsea distribution systems. We believe the key to successful installations of hardware is to design the subsea system, considering installation issues first, working backwards to the design of the hardware itself. This is why we have been instrumental in the development of hardware and techniques to simplify deep water installations. We design, manufacture, fabricate, inspect, assemble, test and market subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. Our products are used during oil and gas exploration, development and production operations on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, TLPs, Spars and moored vessels such as FPSOs. We have been involved in almost every Umbilical installation and Steel Flying Lead installation and development in the Gulf of Mexico. Approximately 40% of our revenue is from product sales. A few of our major product lines are highlighted below.

Flying Leads. We have developed a method to pull individual steel tubes, hoses, or electrical cables to create a loose steel tube flying lead or short umbilical. This method was utilized to build the main umbilical for a recent Subsea Testing System for a total length of approximately 4,500 ft. We have built flying leads with up to 14 tubes. Additional lines or electrical and fiber optic cables can be added to produce any combination required for the transportation of various fluids, chemicals or data. The flying leads are then fitted with our terminations and Morays® that are attached to the Multiple Quick Connection plate, and finished off with the our elastometric bend limiters. The non-helixly wound design allows for our flying leads to be very installation friendly with minimal-bending stiffness. A compliant Moray consists of a 20-foot flexible flying lead with an electro-hydraulic Moray that is connected to a full-sized umbilical with the installation tension being applied through an armor pot and slings extending by the compliant section. A Moray is the termination head on the flying lead and connects the tubing assembly to the junction plate. Flying leads account for approximately 50% of our product revenue.

Latcher. The latcher is used in dynamic installations on floating vessels. Umbilical stiffener latching mechanisms have always caused installation problems as well as expensive diver operations for expansion developments. Deep Down management believes it has conceived the very first remote operated vehicle (“ROV”) installable latching mechanism. Divers installed a Bell mouth with locking dogs on the bottom of the I-tube. During the umbilical installation, the bend stiffner could be latched in with a ROV and the umbilical could be pulled up the remaining distance and hung off. For example, during the BP Aspen installation, a competitive version of Bell mouth failed allowing Deep Down the opportunity to develop a new type of latcher which was spring loaded. This allowed the latcher to fit onto an existing flange, completely eliminating the need for divers both prior to and during the installation. The BS Latcher can be designed to fit onto any existing flange on the bottom of an existing I-tube.

Umbilical Hardware. Our management team has been involved in more umbilical installations then probably any other team in the industry. Our unique blend of drilling contractor, umbilical manufacturing, subsea engineering, and installation contractor experience has been effective in acting on behalf of the operator to ensure key hardware installation is performed in the most efficient and safe manner. Due to our strong foundation and experience with the offshore umbilicals industry, we have recently begun to fabricate and design terminations for umbilical manufacturers. The designs are often much lighter in weight and smaller than the typical hardware that has been created and used in the past. Our engineering team has designed and fabricated bending restrictors, armor pots, split barrels, tubing fittings and unions, hinging umbilical splices and topsides terminations with our unique threaded welded fittings, the compliant umbilical splice, and the Bend Stiffener Latcher; all which assist our clients with installation friendly hardware.

Bend Limiters. We offer both electrometric and steel bend limiters. Due to our ability to design and manufacture bend limiters in house, delivery time is greatly reduced. Steel bend limiters are typically utilized for steel tube umbilicals and have been designed with a simple and reliable hinged attachment system which significantly decreases installation time. Electrometric bend limiters are typically provided for small diameter umbilicals or flying leads, as well as for their compliant umbilical section, which turns a traditional umbilical into a ROV- friendly, installable flying lead.

Umbilical Splice. Deep Down has formed a unique concept of turning spare umbilicals into actual production umbilicals by splicing spares together to produce the required length. This allows operators to save significant costs by utilizing existing investments as well as reducing field development costs and delivery time. This concept, for example, along with our new articulating umbilical splice kit, allowed the King West project to save millions of dollars and months in delivery time by combining the existing BP Nile and BP King spare umbilicals.

The Compliant splice is a new patent- pending termination system that eliminates the burdens of dealing with umbilical splices during installation. The compliant splice allows clients to join two umbilicals together. This design is capable of housing both electrical and fiber optic Fiber Termination Assemblies while still allowing for the splice to be spooled up onto a reel or carousel. The optional mud mat is used to assist in carrying the splice over the chute, and functions to keep the splice out of the mud for easy inspection.

SeaStax® is a new concept in offshore storage and space management to help optimize available deck space on offshore installation vessels and platforms. The key philosophy behind SEASTAX™ is to take common offshore items and standardize a size for each of the pieces to allow for the system to be stackable and interchangeable in subsurface conditions. The current system utilizes newly designed 550 gallon Tote Tanks, Baskets, and Tool Boxes that are all inter-changeable and stackable. Using common dimensions and designs allows a variety of different items to all be commonly stored and stacked, to minimize required storage area. Currently available products include 550-gallon totes, baskets with hinged ramps, tool boxes. The stacking philosophy can be applied to other custom applications if required. In order to maximize accessibility and to reduce maintenance, a variety of options are available such as galvanizing, ladders, and drip pans.

Installation Aids. To help our clients and our own internal needs, we have developed several installation aids. Following is a brief summary of the equipment currently available:

• Steel Flying Lead Installation System

• 5 tonne Caterpillar Tensioner

• 10-foot radius Lay Chute with Work Platform

• Bouyancy

• Clump Weights

• Crimping Systems

• Load Cells

• 300 & 340 - ton Under Rollers

• 200 - ton Carousel

• Deployment Frames

• Termination Shelter

• Pipe Straightner

• ROV Hooks and Shackles

• Stackable SeaStax: tanks, baskets, and boxes

• Ballgrab Rental Rigging

Manufacturing

Deep Down has major manufacturing facilities in Channelview, Texas, a suburb of Houston, where it conducts a broad variety of processes, including machining, fabrication, inspection, assembly and testing. Deep Down’s Manufactured Systems Division is devoted to the design, manufacturing, testing, and commissioning of heavy equipment used in both on- and offshore operations in a variety of markets and industries. The manufacturing personnel have over 50 years of combined experience serving commercial, government, and academic customers in a variety of applications.

The facilities encompass over 8 acres, with approximately 60,000 square feet of manufacturing space with 4 overhead cranes and 7,000 square feet of office space. The Company is ideally located with great access to both I-10 and the Houston Ship Channel. The facilities have 120V, 240V and 480V power.

Deep Down’s personnel have been utilized in the development and fabrication of many tools to aid in the installation process. These tools have varied from UTA running and parking frames, to VIV strakes, mud mats, as well as the Deep Down Flying Lead Deployment system. We have also designed and fabricated many of our own equipment frames such as the dual tank skid, gang boxes, testing units, and work vans. Deep Down has also built, maintained and manufactured equipment such as under rollers, control booths, fluid drum carriers, and stainless steel tote tanks.

The Company's Channelview manufacturing plant is ISO 9001 and American Petroleum Institute certified. Deep Down maintains its high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process by inspecting and documenting equipment as it is processed through the Company's manufacturing facility. The Company has the capability to manufacture various products from each of its product lines at its major manufacturing facility and believes that this localized manufacturing capability is essential in order to compete with the Company's major competitors. The Company maintains valuable relationships with several other companies that own additional fabrication facilities in and around Houston, Texas. These other companies provide excellent subcontract manufacturing support on an as-needed basis. The Company's manufacturing process is vertically integrated, producing, in house, essentially all of its heat treatment, machining, fabrication, inspection, assembly and testing requirements. The Company's primary raw material is steel. The Company routinely purchases raw materials from many suppliers on a purchase order basis and does not have any long-term supply contracts.

Deep Down’s manufacturing facility utilizes state-of-the-art computer numerically controlled ("CNC") machine tools and equipment, which contribute to the Company's product quality and timely delivery. The Company maintains its equipment and tooling and upgrades its capabilities as needed to enhance the economic manufacture of its specialized products. The Company purchases quality used machine tools and equipment as they become available and stores them at its facility to be rebuilt, upgraded or refurbished as needed.

Customers

The Company's principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies involved in offshore exploration and production. Offshore drilling contractors and engineering and construction companies also represent a smaller customer base. The Company’s customers include Shell; Amerada Hess; Marathon; ExxonMobil; Cal Dive; Devon; Anadarko; Texaco; Chevron; British Petroleum; Kerr McGee; Unocal; Noble Energy; Cameron and Aker Kvaerner, among others.

The Company is not dependent on any one customer or group of customers. The number and variety of the Company's products required in a given year by any one customer depends upon the amount of that customer's capital expenditure budget devoted to offshore exploration and production in any single year and on the results of competitive bids for major projects. Consequently, a customer that accounts for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent years. While the Company is not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the Company's results of operations.

Marketing and Sales

Deep Down markets its products and services throughout the world directly through its sales personnel out of the Channelview office. The Company also places print advertising from time to time in trade and technical publications targeted to its customer base. It also participates in industry conferences and trade shows to enhance industry awareness of its products.

The Company's customers generally order products and services after consultation with the Company on project specifics. Orders are typically filled within two weeks to three months after receipt of an order, depending on the type of product or service. Contracts for certain of the Company's larger, more complex products, can take as long as four to six months to complete. The primary factors influencing a customer's decision to purchase the Company's products and services are the quality, reliability and reputation of the product or service, price, timely delivery and technologically superior features. For large drilling and production system orders, project management teams coordinate customer needs with engineering, manufacturing and service organizations, as well as with subcontractors and vendors.

A portion of the Company's business consists of designing, manufacturing, selling and installing equipment for major projects pursuant to competitive bids, and the number of such projects in any year fluctuates. The Company's profitability on such projects is critically dependent on making accurate and cost effective bids and performing efficiently in accordance with bid specifications. Various factors can adversely affect the Company's performance on individual projects, with potential adverse effects on project profitability.

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling operations expand into deeper and more hostile environments. Conditions encountered in these environments include well pressures of up to 15,000 psi, mixed flows of oil and gas under high pressure that may also be highly corrosive, and water depths in excess of 5,000 feet. Deep Down is continually engaged in product development activities to generate new products and improve existing products to meet its customers’ specific needs. The Company also focuses its activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating costs associated with its products.

Deep Down has an established track record of introducing new products and product enhancements. Our product development work is conducted at its facilities in Channelview, Texas and in the field. The Company's application engineering staff also provides engineering services to customers in connection with the design and sales of its products. The Company's ability to develop new products and maintain technological advantages is important to its future success.

The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing product development and manufacturing activities, Deep Down’s policy is to seek patents when appropriate on inventions concerning new products and product improvements. All patent rights for products developed by employees are assigned to the Company.

Competition

The principal competitive factors in the petroleum drilling and production equipment markets are quality, reliability and reputation of the product, price, technology, service and timely delivery. Deep Down faces significant competition from other manufacturers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer time than the Company. The Company competes principally with FMC; Kvaerner and Oceaneering on its steel flying leads; Norson; VFL and Halliburton Product Pipeline Services on its umbilical services; Dynacon; Ocean Works and Odem on its Launch and Recovery Systems; and Entech; Technip; Manatec and Pegasus on its installation management services.

Employees

The total number of the Company's employees as of April 12, 2007 was 49. The Company's employees are not covered by collective bargaining agreements, and the Company considers its employee relations to be good. The Company's operations depend in part on its ability to attract a skilled labor force. While the Company believes that its wage rates are competitive and that its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of the Company's skilled labor force, increases in the wage rates paid by the Company or both.

Governmental Regulations

Many aspects of the Company's operations are affected by political developments and are subject to both domestic and foreign governmental regulations, including those relating to oilfield operations, worker safety and the protection of the environment. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally, including those specifically directed to offshore operations. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect the Company's operations by limiting demand for the Company's products.

In recent years, increased concern has been raised over the protection of the environment. Offshore drilling in certain areas has been opposed by environmental groups and, in certain areas, has been restricted. To the extent that new laws or other governmental actions prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore drilling industry in particular, the business of the Company could be adversely affected. The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

The Company's operations are affected by numerous foreign, federal, state and local environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent. These laws may provide for "strict liability" for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several strict liabilities for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. Compliance with environmental laws and regulations may require the Company to obtain permits or other authorizations for certain activities and to comply with various standards or procedural requirements. The Company believes that its facilities are in substantial compliance with current regulatory standards.

Based on the Company's experience to date, the Company does not currently anticipate any material adverse effect on its business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which may be material.

Item 2. Description of Property.

The Company’s offices are located at 15473 East Freeway; Channelview, Texas 77530. The subject property consists of approximately 55,252 square feet of manufacturing and office space on approximately 7.71 acres of land.

Item 3. Legal Proceedings.

We are from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, we are not currently involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to vote of our security holders during the fourth fiscal quarter covered by this report.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock trades publicly on the OTC Bulletin Board under the symbol “DPDW.” The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

    Prior to the reverse merger with MediQuip on December 14, 2006, no public market in our common stock existed. See the discussion of the reverse merger under Corporate History in Item 1 and in Note 1 “Description of Business” of the notes to our audited consolidated financial statements included elsewhere in this report. Beginning December 14, 2006, our common stock was quoted on the OTC Bulletin Board. The high and low bids for period from December 14 to December 31, 2006 were $0.85 and $0.13 respectively. These quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of April 12, 2007, there were approximately 1,050 holders of record of our common stock and we believe there were approximately 1,676 beneficial owners.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for use in our business.

EQUITY COMPENSATION PLAN INFORMATION

The Company has no outstanding equity compensation plan and therefore no outstanding options or rights to purchase common stock under a compensation plan as of December 31, 2006.

Recent Sales of Unregistered Securities

On March 20, 2007, the Company completed the sale of 10,000,000 shares of common stock in a private placement for $1,000,000. This private placement was initiated prior to the closing of the Agreement and Plan of Reorganization between Deep Down (Nevada), formerly MediQuip Holdings, Inc., and Deep Down (Delaware). Pursuant to the terms thereof, 10,000,000 shares of common stock were reserved to complete this private placement. The shares are restricted as defined in Rule 144 of the Securities Act of 1933 and contain a restrictive legend, which restricts the ability of the holders to sell these shares for a period of no less than one year. Funds will be used to redeem certain outstanding exchangeable preferred stock and for working capital.

The Company finalized the terms of an agreement with Daniel L. Ritz, Jr. (shareholder and director), who agreed to surrender 25,000,000 shares of common stock; 1,500 shares of Series F convertible preferred stock and 500 shares of Series G exchangeable preferred stock to the Company for cancellation. For these actions, Mr. Ritz will receive 1,250 shares of Series E exchangeable preferred stock and $250,000 cash. In addition, Mr. Ritz will keep 500 shares of Series E exchangeable preferred stock he currently owns and agreed to tender his resignation from the Board. As a result of this exchange, Mr. Ritz will own 1,750 shares of Series E exchangeable preferred stock.

The Company agreed to issue 2,000 shares of Series E exchangeable preferred stock to John C. Siedhoff (shareholder, Chief Financial Officer, and director) for the surrender of his ownership of 1,500 shares of Series F convertible preferred stock and 500 shares of Series G exchangeable preferred stock, which will be returned to the transfer agent for cancellation.

The offers and sales of the securities in the private placement are exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 and Section 4(2) of the Act. In connection with the offers and sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Note Regarding Forward-Looking Statements

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: Deep Down, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of this Annual Report on Form 10-K.

In some cases, forward-looking statements can be identified by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and our outlook based on currently available information. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made and involve judgments.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements, and proforma financial statements where noted, and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.

Executive Overview

We are an installation engineering and management company focused on the offshore segment of the energy industry. We can custom design and manufacture product or modify existing equipment to meet customer specifications. We design, manufacture, fabricate, sell and service highly-engineered subsea equipment, surface equipment and offshore rig equipment for use in deepwater, harsh environment and severe service applications. Our principal products consist of flying lead installation, maintenance and termination systems; buoyancy and rigging systems; high and low pressure testing and monitoring systems; latch systems; lay chutes; rollers; tensioners; and offshore storage and space management systems. We also provide installation, retrieval, storage and management services in connection with the use of our products.

Deep Down has developed its broad line of subsea equipment, surface equipment and offshore rig equipment primarily through internal product development efforts in Channelview, Texas. In many cases, these products were developed in direct response to customer requests for solutions to critical problems in the field. We are instrumental in achieving solutions for our clients to simplify installation procedures and reduce costs.

In 2006, we continued our focus on customer service, expanded our customer base and went public through a reverse merger, thereby giving Deep Down access to additional sources of capital. Nevertheless, our banking relationships continue to grow as well, giving us continued access to traditional sources of capital to help us expand our operations. The infrastructure we have in place has enabled us to increase our revenue over 63% from 2005 to 2006, after a 52% increase in the prior period.

Our new product line of Launch and Recovery Systems (LARS) have started shipping to our customers, including a Saturation Diving LARS, a Sea-eye LARS and a 3,000 meter rated LARS. We are currently manufacturing two (2) 4,000 meter rated LARS for extreme water depths and geophysical installation equipment for an international customer.

Product innovations continued during 2006 with the patent-pending SubSea Deployment Baskets (SDB), a new Bend Stiffner Latcher that is enjoying wide acceptance in the market for subsea connections, a fleet of rapid deployment cartridges for Steel Flying Leads, special Hold Back Clamps, and delivery of the first Electrical Hydraulic Loose Steel Flying Leads in the industry.

We continue to support our installation contracting customers with installations of Steel Flying Leads (SFL’s), and our major operating customers with the provision of offshore testing, monitoring, remediation and/or commissioning work. Our equipment rental fleet has been expanded to now include five (5) Horizontal Drive Unit systems to provide flying lead and specialty cable installation deployment capabilities with our fleet of pumps, under rollers, buoyancy compensators and other tools and equipment.

We remain committed to supporting the operator, installation contractor, and umbilical and controls supplier to enhance the progression and completion of major offshore oil and gas exploration and production projects.

Corporate History

During 2006, MediQuip Holdings, Inc. (“MediQuip”), a publicly traded company, divested its operating subsidiary and subsequently entered into a merger agreement with Deep Down, Inc. which was accounted for as a reverse merger with Deep Down, Inc. being the surviving entity for accounting purposes. The following discussion describes the history of Deep Down, Inc. (“we” or “the Company”)

On June 29, 2006, Subsea Acquisition Corporation (“Subsea”) was formed by three shareholders with the intent to acquire service providers to the offshore industry, and designers and manufacturers of subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. In November 2006, Subsea On June 29, 2006, Subsea Acquisition Corporation (“Subsea”) was formed by three shareholders with the intent to acquire service providers to the offshore industry, and designers and manufacturers of subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. On November 21, 2006, Subsea acquired Deep Down, Inc, a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down, Inc.’s shareholders transferred ownership of all of Deep Down Inc.’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down Inc. becoming a wholly owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, with the surviving company operating as Deep Down Inc. Unless specifically stated otherwise, all references to Deep Down refer to the combined entity comprising Subsea and Deep Down Inc. This transaction was accounted for as a purchase with Subsea being the acquirer based on a change in voting control. Under purchase accounting, we have included the results of operations of the entity formerly operating as Deep Down from the acquisition date of November 21, 2006 forward. As Subsea was formed on June 29, 2006, the financial statements included herein reflect the results of the operations from the date of inception to December 31, 2006.

Additionally on November 21,2006, Subsea acquired all the common stock of Strategic Offshore Services Corporation (“ SOS”) for 3,000 Series F Preferred Stock and 1,000 Series G Preferred Stock from two common shareholders of Subsea. Since the entities were under common control and the acquired entity did not constitute a business the Company charged compensation expense to shareholders for the fair value of both series totaling $3,340,792 million.

On December 14, 2006 Deep Down exchanged all 9,999,999 shares of Deep Down common stock and all 14,000 shares of Deep Down preferred stock for 75,000,000 shares of common stock and 14,000 shares of preferred stock of MediQuip. The preferred shares of MediQuip have the same designations as Deep Down’s preferred stock. As a result of the acquisition, the shareholders of Deep Down will own a majority of the voting stock of MediQuip, which changed its name to Deep Down, Inc. The merger has been accounted for as a reverse merger whereby Deep Down is the accounting acquirer resulting in a recapitalization of Deep Down’s equity. The acquisition did not require the approval of shareholders of MediQuip. In connection and simultaneously with this reverse merger, Westmeria Healthcare Limited, a wholly owned subsidiary of MediQuip was transferred to MediQuip’s majority shareholder in exchange for the cancellation of 31,351,256 common share equivalents. The Mediquip Series C convertible preferred stock outstanding prior to the reverse merger remains outstanding.

The Company’s historical financial statements reflect those of Deep Down, Inc, and do not include the results of MediQuip or Westmeria Healthcare Limited for periods prior to the merger date.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 “Summary of Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this report contain a detailed summary of our significant accounting policies. We utilize the following critical accounting policies in the preparation of our financial statements.

Accounts Receivable We provide an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.

Inventory Inventory is stated at the lower of cost (first-in, first out) or net realizable value. Inventory mainly consists of supplies used in the offshore industry such as fittings and valves.

Revenue Recognition Revenue from fabrication and sale of equipment is recognized upon transfer of title to the customer (which is upon shipment or when customer-specific acceptance requirements are met). Service revenue is recognized as the service is provided.

  Impairment of Long-Lived Assets Long-lived assets, including property, plant and equipment, capitalized software costs, and assets held for sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Goodwill Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. Statement of financial accounting standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), prescribes the process for impairment testing of goodwill on an annual basis or more often if a triggering event occurs. Goodwill is not amortized, and there were no indicators of impairment at December 31, 2006.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition. When evaluating whether goodwill is impaired, the Company compares the fair value of the business to its carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the business exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount.

 Income Taxes We have adopted the provisions of SFAS No. 109, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Pro-forma Results of Operations

Under purchase accounting rules, the audited financial results disclosed herein present operating results for the period beginning November 21, 2006 and ending December 31, 2006, the period after which Deep Down was acquired. Management believes this stub period does not give a full view of the operations of the Company and, therefore, present pro-forma results of operations. The following presentation and discussion of the unaudited pro forma consolidated results of operations has been prepared as if the acquisition of Deep Down had occurred at January 1, 2005. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. Additionally, on November 21, 2006, Subsea acquired all the common stock of Strategic Offshore Services Corporation (“SOS”) for 3,000 Series F Preferred Stock and 1,000 Series G Preferred Stock from two common shareholders of Subsea. Since the entities were under common control and the acquired entity did not constitute a business, the Company charged noncash, non-operating compensation expense to shareholders for the fair value of both series totaling $3,340,792.

Deep Down, Inc.
Pro forma Statements of Operations

	Year Ended December 31,
	2006	2005

Revenues	$ 8,821,149	$ 5,417,872
Cost of sales	5,155,399	2,531,148

Gross profit	3,665,750	2,886,724

Operating expenses:
Selling, general & administrative (2)	5,710,324	1,819,103
Depreciation	166,468	200,313
Loss on sale of assets	-	14,293

Total operating expenses	5,876,792	2,033,709

Operating income (loss)	(2,211,042)	853,015
Other income (expense):
Interest expense (1)	(578,335)	(555,087)

Total other income (expense)	(578,335)	(555,087)

Income (loss) from continuing operations	(2,789,377)	297,928

Discontinued operations:
Loss from operations of discontinued businesses	-	(5,292)
Loss on disposal of business segment	-	(72,107)
Loss on discontinued operations	-	(77,399)
Income tax provision	(22,250)	-
Net income (loss)	$ (2,811,627)	$ 220,529

Net loss per share:
Basic and diluted	$ (0.04)	$ 0.00

Weighted average common shares outstanding
Basic and diluted	75,862,484	75,000,000

(1) Includes approximately $423,258 and $381,310, respectively, additonal interest expense
	from the accretion of the Series E preferred shares.
(2) Includes $3.3 million compensation expense from the issuance of Preferred series F and G stock

    The following discussion of the unaudited pro forma consolidated results of operations has been prepared as if the acquisition of Deep Down had occurred at January 1, 2005. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
Revenues

	2006	2005	Change	%
Revenues	$ 8,821,149	$ 5,417,872	$ 3,403,277	62.8%

Revenues increased by approximately $3.40 million, or 62.8% for the twelve months ended December 31, 2006 from approximately $5.42 million for the comparable period in 2005. This increase was due in part to the hiring of a sales manager to bring increased focus to the sales effort; the generation of a new product line of manufactured Launch And Recovery Systems (LARS); increased capital expenditures to expand our equipment rental fleet of spooling and handling equipment; and a continued focus on customer service to increase both orders and order size.

Cost of sales

	2006	2005	Change	%
Cost of sales	$ 5,155,399	$ 2,531,148	$ 2,624,251	103.7%

As a percentage of revenues, cost of sales increased from approximately 46.7% in 2005 to approximately 58.4% in 2006. This increase was due in part to the manufacturing of LARS, which has a higher cost of goods sold than the rental fleet and service work. As a result, gross margins decreased from approximately 53.3% in 2005 to approximately 41.6% in 2006.

Selling, general and administrative expenses

	2006	2005	Change	%
Selling, general and administrative	$ 5,710,324	$ 1,819,103	$ 3,891,221
Stock based compensation expense	(3,340,792)	0	(3,340,792)
Adjusted selling, general and administrative	$ 2,369,532	$ 1,819,103	$ 550,429	30.3%

Selling, general and administrative expenses include rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations. Also included in selling, general and administrative expenses for the year ended December 31, 2006 is a noncash, non-operating compensation expense of approximately $3.34 million related to the Series F and G preferred stock which was issued in exchange for the acquisition of 100% of the common stock of Strategic Offshore Services Corporation. See further discussion in Corporate History above.

After adjusting for this noncash, non-operating expense of approximately $3.34 million, selling, general and administrative expenses for the year ended December 31, 2006 was approximately $2.37 million, up approximately $550,429 or 30.3% from $1.82 million for the comparable period in 2005. The increase is primarily the result of an increased engineering staff to focus on the development of new products and quality control, increased administrative personnel, increased rent expense (see related party transactions related to the land and building in the footnotes to the financials) and increased bonuses. Additionally, the Company recorded stock based compensation of $237,000 in fiscal 2005.

Depreciation expense

	2006	2005	Change	%
Depreciation expense	$ 166,468	$ 200,313	$ (33,845)	(16.9)%

Depreciation expense is related primarily to equipment used in manufacturing operations.

Interest expense

	2006	2005	Change	%
Interest expense	$ 578,335	$ 555,087	$ 23,248
Less amounts related to accretion	(423,258)	(381,310)	(41,948)
Interest expense on long term debt	$ 155,077	$ 173,777	$ (18,700)	(10.8)%

The Company completed a detailed debt consolidation program in November 2005 which led to both a lower fixed interest rate and the decrease in actual interest expense in 2006, despite an increase in debt. The Company added one loan for approximately $496,000 to fund a purchase order for the lease of a Launch And Recovery System (LARS) with total lease payments of approximately $863,000.

The Company calculated the fair value for the Series E and G Preferred Stock issued in exchange for 100% of the common stock of Deep Down, Inc. (Delaware) and Strategic Offshore Services Corporation using a discount rate significantly greater than the 6% interest on the three-year term note into which those preferred shares are exchangeable. The Company must accrete the difference between the determined value and the face value for which the Company is obligated as interest expense.

After adjusting for this noncash, non-operating expense, the interest expense for the year ended December 31, 2006 was approximately $106,898, down approximately $66,879, or 38.5%, from the comparable period in 2005.

Loss on discontinued operations

	2006	2005	Change	%
Loss on discontinued operations	$ -	$ 77,399	$ (77,399)	(100.0)%

    During the year ended December 31, 2005 the Company discontinued operations that were not part of the core business. These two operations included a vending company and a sales distribution company of Jet Dock equipment.

Net Income (loss)

	2006	2005	Change	%
Net income (loss)	$ (2,811,627)	$ 220,529	$ (3,032,156)
Stock based compensation expense	3,340,792	0	3,340,792
Less: amounts related to accretion	423,258	381,310	41,948
Adjusted net income	$ 952,423	$ 601,839	$ 350,584	58.3%

The increase in net loss from normal operations includes the proforma and non-recurring noncash, non-operating expense items noted above arising out of the accounting treatment of the Series D, E, F and G Preferred Stock. After adjusting for these noncash, non-operating expenses, the Company has net income of approximately $0.9 million, up approximately 350,584, or 58.3%, from $601,839 for the comparable period in 2005.

EBITDA

	2006	2005	Change	%
Operating income (loss)	$ (2,211,042)	$ 853,015	$ (3,064,057)
Depreciation expense	166,468	200,313	(33,845)
Stock based compensation expense	3,340,792	0	3,340,792
EBITDA	$ 1,296,218	$ 1,053,328	$ 242,890	23.1%

After adjusting for all noncash, non-operating expenses related to the Series D, E, F and G preferred stock, the Company has EBITDA for the year ended December 31, 2006 of $1,296,218, up $242,890, or 23.1%, from $1,053,328 for the comparable period in 2005.

EBITDA is a non-GAAP financial measure. The Company defines EBITDA as net income plus interest expense, income taxes, depreciation, amortization and other noncash, non-operating expense. The Company uses EBITDA as a supplemental financial measure to assess the financial performance of its assets without regard to financing methods, capital structures, taxes or historical cost basis; its liquidity and operating performance over time in relation to other companies that own similar assets and that the Company believes calculate EBITDA in a similar manner; and the ability of the Company's assets to generate cash sufficient for the Company to pay potential interest costs. The Company also understands that such data are used by investors to assess the Company's performance. However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing the Company's operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.

Sources and Uses of Cash for the period November 21, 2006 through December 31, 2006

Cash flows for the period November 21, 2006 through December 31, 2006, were as follows:

Operating Cash Flows

Cash required by operating activities of continuing operations was $56,242. Our working capital balances can vary depending on the payment and delivery terms on key contracts, work in process, and outstanding receivables and payables.

Investing Cash Flows

The increase in cash from investing activities of $101,497 is primarily due to cash acquired in the acquisition of a business.

Financing Cash Flows

Cash required by financing activities was $32,893 which reflects payments on long term debt.

Liquidity and Capital Resources

We generate our capital resources primarily through operations and, when needed, through bank loans. Our long term debt at December 31, 2006 was $1,168,348, of which $410,731 was short term. During this period, we made $32,893 in debt payments.

Debt and Liquidity

Total borrowings at December 31, 2006, comprised the following:

A note payable with a bank, monthly principal and interest payments, interest fixed at 7.5%, due September 2008, secured by equipment under lease contract to a third party in the amount of $438,812.

A note payable with a bank, monthly principal and interest payment, interest fixed at 7.5%, due November 2010, secured by machinery, equipment, and furniture in the amount of $729,536.

Of the total of $1,168,348 in debt, $410,731 is short term debt, and $757,617 is long term debt.

Outlook for 2007

We plan to meet our cash requirements in 2007 with cash generated from operations. We will continue to expand our product line offerings, and we are projecting to spend approximately $250,000 to expand our rental fleet and approximately $150,000 to develop new products.

We continue to evaluate acquisitions and joint ventures in the ordinary course of business. When opportunities for business acquisitions meet our standards, we believe we will have access to capital sources necessary to take advantage of those opportunities.

Off-Balance Sheet Arrangements

The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Certain Factors That May Affect Future Operating Results

Our business is subject to various risks, including those described below. You should carefully consider the following risk factors, together with all of the other information included in this Form 10-KSB. Any of these risks could materially adversely affect our business, operating results and financial condition.

Risks Related to Our Business

A material or extended decline in expenditures by the oil and gas industry could significantly reduce our revenue and income.

Our business depends upon the condition of the oil and gas industry and, in particular, the willingness of oil and gas companies to make capital expenditures on exploration, drilling and production operations offshore. The level of capital expenditures is generally dependent on the prevailing view of future oil and gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, including:

• worldwide economic activity;

• the level of exploration and production activity;

• interest rates and the cost of capital;

• environmental regulation;

• federal, state and foreign policies regarding exploration and development of oil and gas;

• the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and pricing;

• the cost of exploring for and producing oil and gas;

• the cost of developing alternative energy sources;

• the sale and expiration dates of offshore leases in the United States and overseas;

• the discovery rate of new oil and gas reserves in offshore areas;

• technological advances; and

• weather conditions.

Oil and gas prices and the level of offshore drilling and production activity have been characterized by significant volatility in recent years. Worldwide military, political and economic events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Although hydrocarbon prices have improved in recent years and the level of offshore exploration, drilling and production activity has increased, we cannot assure you that such price and activity levels will be sustained and that there will not be continued volatility in the level of drilling and production related activities. Even during periods of high prices for oil and natural gas, companies exploring for oil and gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons. In addition, a significant and prolonged decline in hydrocarbon prices would likely have a material adverse effect on our results of operations.

Our business involves numerous operating hazards that may not be covered by insurance. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial conditions and results of operations.

Our products are used in potentially hazardous drilling, completion and production applications that can cause personal injury, product liability and environmental claims. A catastrophic occurrence at a location where our equipment and/or services are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims. To the extent available, we maintain insurance coverage that we believe is customary in the industry. Such insurance does not, however, provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

We may lose money on fixed-price contracts.

A portion of our business consists of designing, manufacturing, selling and installing equipment for major projects pursuant to competitive bids, and is performed on a fixed-price basis. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit realized on these fixed price contracts will often vary from the estimated amounts on which these contracts were originally based.

This may occur for various reasons, including:

• errors in estimates or bidding;

• changes in availability and cost of labor and materials; and

• variations in productivity from our original estimates.

These variations and the risks inherent in our projects may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance could have a significant impact on our operating results.

Our business could be adversely affected if we do not develop new products

Technology is an important component of our business and growth strategy, and our success as a company depends to a significant extent on the development and implementation of new product designs and improvements. Whether we can continue to develop systems and services and related technologies to meet evolving industry requirements and, if so, at prices acceptable to our customers will be significant factors in determining our ability to compete in the industry in which we operate. Many of our competitors are large multinational companies that may have significantly greater financial resources than we have, and they may be able to devote greater resources to research and development of new systems, services and technologies than we are able to do.

Loss of our key management or other personnel could adversely impact our business

We depend on the services of our executive management team, including Ronald E. Smith, John C. Siedhoff and Robert E. Chamberlain, Jr. The loss of any of these officers could have a material adverse effect on our operations and financial condition. In addition, competition for skilled machinists, fabricators and technical personnel among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop and produce marketable products and services. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates paid by us, or both. If either of these events were to occur, in the near-term, the profits realized by us from work in progress would be reduced and, in the long-term, our production capacity and profitability could be diminished, and our growth potential could be impaired.

Our operations and our customers’ operations are subject to a variety of governmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

Our business and our customers’ businesses may be significantly affected by:

• federal, state and local and foreign laws and other regulations relating to the oilfield operations, worker safety and the protection of the environment;

• changes in these laws and regulations; and

• the level of enforcement of these laws and regulations.

In addition, we depend on the demand for our products and services from the oil and gas industry. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally, including those specifically directed to offshore operations. For example, the adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic or other policy reasons could adversely affect our operations by limiting demand for our products. We cannot determine the extent to which our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Our businesses and our customers’ businesses are subject to environmental laws and regulation that may increase our costs, limit the demand for our products and services or restrict our operations.

Our operations and the operations of our customers are subject to federal, state and local and foreign laws and regulations relating to the protection of the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. We are required to invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to be required to do so in the future. These laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect our operations.

These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Some environmental laws and regulations provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations also may expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines or expenditures that could be material to our earnings, financial condition or cash flow.

We may be unable to successfully compete with other manufacturers of drilling and production equipment.

Several of our primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than ours and which have been engaged in the manufacturing business for a much longer time than us. If these competitors substantially increase the resources they devote to developing and marketing competitive products and services, we may not be able to compete effectively. Similarly, consolidation among our competitors could enhance their product and service offerings and financial resources, further intensifying competition.

The loss of a significant customer could have an adverse impact on our financial results.

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. During the period from inception, June 29, 2006 to December 31, 2006, our top 3 customers represented approximately 38% of total revenues, with our largest customer accounting for approximately 16% of our total revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

Our customers’ industries are undergoing continuing consolidation that may impact our results of operations.

The oil and gas industry is rapidly consolidating and, as a result, some of our largest customers have consolidated and are using their size and purchasing power to seek economies of scale and pricing concessions. This consolidation may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. We cannot assure you that we will be able to maintain our level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers may have a significant negative impact on our results of operations or our financial condition. We are unable to predict what effect consolidations in the industry may have on price, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

Increases in the cost of raw materials and energy used in our manufacturing processes could negatively impact our profitability.

During 2005 and 2006, commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for our products increased significantly, resulting in an increase in our raw material costs. Similarly, energy costs to produce our products have increased significantly. If we are not successful in raising our prices on products, our margins will be negatively impacted.

Future Capital Needs

Our growth and continued operations could be impaired by limitations on our access to the capital markets. There can be no assurance that capital from outside sources will be available, or if such financing is available, it may involve issuing securities senior to the Common Stock or equity financings which are dilutive to holders of the Common Stock.

We depend on third party suppliers for timely deliveries of raw materials, and our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

Our manufacturing operations depend upon obtaining adequate supplies of raw materials from third parties. The ability of these third parties to deliver raw materials may be affected by events beyond our control. Any interruption in the supply of raw materials needed to manufacture our products could adversely affect our business, results of operations and reputation with our customers.

Limitation on Remedies, Indemnification

The Company’s Bylaws provide that the officers and directors will only be liable to the Company for acts or omissions that constitute actual fraud, gross negligence or willful and wanton misconduct. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company. Such an indemnification payment might deplete the Company’s assets. Stockholders who have questions regarding the fiduciary obligations of the officers and directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the 1933 Act and the rules and regulations hereunder is against public policy and therefore unenforceable.

Risks Related to our Principal Stockholders

We are controlled by our principal stockholders, and our other stockholders are unable to affect the outcome of stockholder voting.

Officers and directors, as a group, own approximately 74.5% of our outstanding common stock on a primary basis and approximately 74.7% on a fully diluted basis. As long as they continue to own, directly or indirectly, a majority of our outstanding common stock, they will be able to exert significant control over us. Our other stockholders, by themselves, will not be able to affect the outcome of any stockholder vote. As a result, the principal stockholders will be able to control all matters affecting us, including:

• the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

• any determinations with respect to mergers or other business combinations;

• our acquisition or disposition of assets;

• our financing decisions and our capital raising activities;

• the payment of dividends on our common stock;

• amendments to our restated certificate of incorporation or bylaws; and

• determinations with respect to our tax returns.

In addition, such ownership may have the effect of delaying or preventing a change of control. The principal stockholders are generally not prohibited from selling a controlling interest in us to a third party.

Our shares that are eligible for future sale may have an adverse effect on the price of our common stock.

Future sales of substantial amounts of our common stock, or a perception that such sales could occur, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities. Officers and directors, as a group, own approximately 74.5% of our common stock outstanding. The market price of our stock could be adversely impacted if, in the future, they should obtain piggyback and/or demand registration rights that provide for the registration of the resale of those shares to allow those shares to be sold in the public market without restriction.

Risks related to the market

The market price of our common stock is volatile.

The trading price of our common stock and the price at which we may sell common stock in the future are subject to large fluctuations in response to any of the following:

• limited trading volume in our common stock;

• quarterly variations in operating results;

• general financial market conditions;

• the prices of natural gas and oil;

• announcements by us and our competitors;

• our liquidity;

• changes in government regulations;

• our ability to raise additional funds;

• our involvement in litigation; and

• other events.

Risks Related to our Common Stock

We do not expect to pay dividends on our common stock for the foreseeable future.

We do not expect to pay cash or other dividends on our common stock for the foreseeable future. Our board of directors reviews this policy on a regular basis in light of our earnings, financial condition and market opportunities. We currently intend to retain any earnings for the future operation and development of our business.

There is a limited public market for our shares of common stock.

There is presently a limited public market for our common stock. There is no assurance that an active trading market will develop or be sustained. Accordingly, you may have to hold the shares of common stock indefinitely and may have difficulty selling them if an active trading market does not development.

The current capitalization could delay, defer, or prevent a change of control.

We are authorized to issue up to 490,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring, or preventing a change of control that might be beneficial to investors.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, of adopting SFAS 157 on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial position and results of operations.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 7. Financial Statements.

The financial statements and schedules are included herewith commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s chairman of the board and chief executive officer and the Company’s chief financial officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

Item 8B. Other Information.

None.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Robert E. Chamberlain, Jr., Chairman & Director. Mr. Chamberlain has a B.S. in Chemical Engineering and a B.S. in Biomedical Engineering from Northwestern University's Technological Institute and an MBA from Northwestern University's Kellogg Graduate School of Management. Mr. Chamberlain served as Vice President with Solomon Brothers Inc. (1986 to 1992), where his responsibilities included mergers, acquisitions, leveraged buyouts, merchant banking, divestitures, corporate finance, capital raises, restructurings and new product development in both the private and public markets. From 1992 through 1995, Mr. Chamberlain served as Vice President for Laidlaw Securities and Dickinson & Co. where he was responsible for generating public and private equity transactions. Since 1995, Mr. Chamberlain has assisted small emerging growth companies gain access to the capital markets and develop well articulated strategic objectives through consulting companies he controlled. Most recently, Mr. Chamberlain served as Chairman, CEO, CFO and Director of a publicly traded energy company involved in the development of oil and gas opportunities, primarily in the Barnett Shale of Texas.

Ronald E. Smith, President, Chief Executive Officer and Director. Mr. Smith co-founded Deep Down in 1997. Mr. Smith graduated from Texas A&M University with a Bachelor of Science degree in Ocean Engineering in 1981. Mr. Smith worked both onshore and offshore in management positions for Ocean Drilling and Exploration Company (ODECO), Oceaneering Multiflex, Mustang Engineering and Kvaerner before founding Deep Down. Mr. Smith’s interests include all types of offshore technology, nautical innovations, state of the art communications, diving technology, hydromechanics, naval architecture, dynamics of offshore structures, diving technology and marketing of new or innovative concepts. Mr. Smith is directly responsible for the invention or development of many innovative solutions for the offshore industry, including the first steel tube flying lead installation system.

John C. Siedhoff, Chief Financial Officer and Director. Mr. Siedhoff graduated from Iowa State University in 1982 and holds a Bachelor of Science degree in Mechanical Engineering. Mr. Siedhoff has spent the past 24 years with manufacturing companies in the petrochemical, industrial and offshore domains. He started working in operations with his first turnaround opportunity and has purchased and operated six manufacturing companies since 1996. He has served on the Board of Directors for many different companies and has spent considerable time assisting companies in need of his operational and financial skills.

Daniel L. Ritz, Director. Prior to his association with Deep Down, Mr. Ritz served as President of Institutional Capital Management, Inc., a NASD Broker-Dealer; and as Chairman of Dynalyst Manufacturing Company. In 1997, Mr. Ritz formed ICM to pursue a platform for supporting various entrepreneurial endeavors. Mr. Ritz graduated from Texas A&M University in 1984 in Petroleum Engineering. Mr. Ritz is also a controlling principal of CapNet Securities.

Steven C. Pahls, Sales Manager. Mr. Pahls graduated from Widener University in 1970 and holds a Bachelor of Arts degree and an MBA. He has a wide range of sales experience in the offshore oil industry elling and managing product lines for Linnenbank International, Hamanaka International, Technor Wire Rope, Wellstream Corporation and Kvaerner Oilfield before joining Deep Down. His expertise is in syntactic foam buoyancy products, mooring hardware, wire products and flexible pipe applications.

John B. VanHyfte, Vice President. Mr. VanHyfte graduated from Texas A&M University in 1997 and holds a Master of Science degree and a Bachelor of Science degree in Bioengineering. While working for Texas A & M University, Motorola, Linntech Engineering and Deep Down, John has been published many times on topics ranging from “A New Microfluidic System for the Detection of Biological Agents on Contaminated Surfaces” to “Removal of Contaminants from Soil Using an Enhanced Phytoextraction Process” along with patents such as “Electric Winching System for the Deployment and Retrieval of Subsea and Subterranean Packages”. John was a National Science Foundation Fellow and is affiliated with the Institute for Electrical & Electronics Engineering and the Biomedical Engineering Society.

David C. Allensworth, Engineering Manager. Mr. Allensworth graduated from Texas A&M University in 1991 and holds a Bachelor of Science degree in Ocean Engineering. He has many years of design, engineering and project management experience for the manufacturing of umbilicals, bend stiffener latches, flying lead heads, cablers and carousels while with Oceaneering Multiflex, Western Atlas International, Kvaerner, FMC Kongsberg and DUCO before arriving at Deep Down. He is also proficient in Solid Works 3D solid modeling, Pro-Engineer Wildfire, Algor Linear FEA and AutoCAD.

Stanley O. Stuckey, Jr., Operations Manager. Mr. Stuckey is a graduate of Cleveland High School and has spent the past 19 years servicing the offshore oil industry. He has worked offshore for Oceaneering Multiflex, KD Services and Deep Down. His strengths are in manpower utilization, umbilical installations, SIT services, FAT testing, fabrication and welding. Like all of his service technicians, Mr. Stuckey has Water Survival Training and is a Level 1 Service Technician.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Commission and in other public communications made by the Company; strive to be compliant with applicable governmental laws, rules and regulations; and promotes prompt internal reporting of violations of the code of ethics to an appropriate person or persons. The Company has not formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors as the Company is not required to do so.

There were no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors also reviews the Company's internal accounting controls, practices and policies. No director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”) within specified time periods. Such officers, directors and shareholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2006.

Item 10. Executive Compensation.

The following table summarizes all compensation paid to our Chief Executive Officer, our two highest compensated named executive officers, and our two highest compensated non-executives for the period from inception June 29, 2006 through December 31, 2006. The Company does not currently have a stock compensation plan; there were no non-equity incentive compensation grants, or deferred compensation earnings by the executives of the Company. Additionally, there have been no warrant or option grants to executives during the period noted.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary ($)	Bonus ($)
Ronald E. Smith (1) President, Chief Executive Officer and Director	$ 27,110	$ 1,710
John C. Siedhoff (2) Chief Financial Officer, Treasurer and Director	$ 20,220	$ 12,415
Robert E. Chamberlain Chairman (1)	$ 16,670	$ 0
Mary L. Budnunas Corporate Secretary	$ 13,070	$ 12,670
Stanley O. Stuckey, Jr. Operations Manager	$ 16,040	$ 4,065
----------
(1)	Mr. Chamberlain was paid for consulting services he performed through Strategic Capital Services, Inc.

Employment Agreements

None

Compensation of Directors

For the period from inception June 29, 2006 to December 31, 2006, there were no cash payments or equity grants for compensation to the Company’s non-employee director, Daniel L. Ritz, Jr. Mr. Ritz resigned as a director of the Company effective March 20, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2006, the Company had no equity compensation plans.

Item 12. Certain Relationships and Related Transactions, and Director Independence.
The following table sets forth certain information, as of March 31, 2007, concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Chief Executive Officer; and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

	Amount and Nature of Beneficially Ownership(1)
Name and Address of Beneficial Owner(2)	Shares	Options/Warrants	Percent(1)
Ronald E. Smith (3)	23,287,500	0	25.8%
John C. Siedhoff	25,000,000	0	37.2%
Robert E. Chamberlain	25,000,000	0	37.2%
All directors and officers as a group	73,287,500	0	76.7%

----------
(1)
A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 67,142,673 shares of common stock outstanding as of March 31, 2007.

(2)	The address of each of the beneficial owners is c/o Deep Down, Inc., 15473 East Freeway, Channelview, Texas 77530.

(3)	Reflects 6,655,050 shares owned by Ron Smith and 16,632,450 shares owned by Mary L. Budrunas through the conversion of Series D Preferred Stock. Ron Smith and Mary Budrunas are married.

Item 13. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the period from inception, June 29, 2006 to December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

December 31, 2006 --------------------
(i)	Audit Fees	$ 42,000
(ii)	Audit Related Fees	$ 118,000
(iii)	Tax Fees	$ -
(iv)	All Other Fees	$ -

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
DEEP DOWN, INC.

/s/ RONALD E. SMITH
Ronald E. Smith, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 15, 2007

/s/ JOHN C. SIEDHOFF
John C. Siedhoff, Chief Financial Officer (Principal Financial Officer)

Dated: April 15, 2007

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints RONALD E. SMITH and JOHN C. SIEDHOFF, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstititon for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ RONALD E. SMITH	President, CEO and Director	April 15, 2007
Ronald E. Smith	(Principal Executive Officer)

/s/ JOHN C. SIEDHOFF	Chief Financial Officer	April 15, 2007
John C. Siedhoff	(Principal Financial Officer)
/s/ ROBERT E. CHAMBERLAIN	Chairman and Director	April 15, 2007
Robert E. Chamberlain
/s/ DANIEL L. RITZ, JR.	Director	April 15, 2007
Daniel L. Ritz, Jr.
/s/ MARY L. BUDRUNAS	Director	April 15, 2007
Mary L. Budrunas

EXHIBIT INDEX

Exhibit Number	Description	By Reference from Document
3.1	Articles of Incorporation	A
3.2	Bylaws	A
4.1	Certificate of Designations governing the Registrant’s Series __ Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on February 13, 2006	A
10.1	Agreement and Plan of Reogranization among Mediquip Holdings, Inc., Deep Down, Inc. and the Majority shareholders of Deep Down, Inc., dated November 22, 2006	B
31	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32	Deep Down Inc. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
_ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
* Filed herewith.

A	Incorporated by reference to the Company’s Form 10KSB previously filed with the SEC.

B	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 14, 2006.

DEEP DOWN, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND FOR THE PERIOD SINCE
INCEPTION, JUNE 29, 2006 TO DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Down, Inc. Houston, Texas

We have audited the accompanying balance sheet of Deep Down, Inc. (the “Company”), as of December 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the period of inception, June 29, 2006 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deep Down, Inc. as of December 31, 2006, and the results of its operations and cash flows for the period of inception, June 29, 2006 to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
April 15, 2007

Deep Down, Inc.
Balance Sheet

December 31,
2006
Assets

Cash and equivalents	$ 12,462
Receivables	1,264,228
Inventory	145,487
Prepaid expenses and other current assets	11,488
Construction in progress	916,485
Total current assets	2,350,150
Property and equipment, net	845,200
Goodwill	6,934,213
Total assets	$ 10,129,563

Liabilities and Stockholders' Equity

Accounts payable	$ 816,490
Accrued expenses	190,000
Current portion of long-term debt	410,731
Total current liabilities	1,417,221
Long-term debt	757,617
Series E redeemable exchangeable preferred stock, face value and liquidation preference of 1,000 per share, no dividend
preference, 5,000 shares authorized, issued and outstanding	3,486,376
Series G redeemable exchangeable preferred stock, face value and liquidation preference of 1,000 per share, no dividend
preference, 1,000 shares authorized, issued and outstanding	697,275
Total liabilities	6,358,489

Commitments and contingencies (Note 10)

Temporary equity:
Series D redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share,
no dividend preference, 5,000 shares authorized, issued
and outstanding	4,419,244
Series F redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share,
no dividend preference, 3,000 shares authorized, issued
and outstanding	2,651,547
Total temporary equity	7,070,791

Stockholders equity:

Series C convertible preferred stock, $0.001 par value,
7% cumulative dividend, 30,000 shares authorized,
22,000 shares issued and outstanding	22
Common stock, 0.01 par value, 490,000,000 shares
authorized, 82,870,171 shares issued and outstanding	828,702
Paid in capital	(828,624)
Retained earnings	(3,299,817)
Total stockholders' equity	(3,299,717)

Total liabilities and stockholders' equity	$ 10,129,563

See accompanying notes to financial statements.

Deep Down, Inc.
Statement of Operations
For the Period Since Inception, June 29, 2006 to December 31, 2006

Revenues	$ 978,047
Cost of sales	565,700

Gross profit	412,347

Operating expenses:
Selling, general & administrative	3,600,627
Depreciation	27,161

Total operating expenses	3,627,788

Operating income (loss)	(3,215,441)

Other income (expense):
Interest expense	(62,126)

Total other income (expense)	(62,126)

Income (loss) from continuing operations	(3,277,567)

Income tax provision	(22,250)
Net income (loss)	$ (3,299,817)

Net loss per share:
Basic and diluted	$ (0.04)

Weighted average common shares outstanding
Basic and diluted	76,701,659

See accompanying notes to financial statements.

	Common Stock(a)		Series C Preferred Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at June 29, 2006 (inception)	75,000,000	$ 750,000	-	$ -	$ (749,900)	$ -	$ 100

Net income	-	-	-	-	-	(3,299,817)	(3,299,817)
Reverse merger with Medequip	7,870,171	78,702	22,000	22	(78,724)	-	-
							-

Balance at December 31, 2006	82,870,171	$ 828,702	22,000	$ 22	$ (828,624)	$ (3,299,817)	$ (3,299,717)

(a) Par value changed from $0.00 to $0.01 per share in connection with reverse merger

See accompanying notes to financial statements

Deep Down, Inc.
Statements of Cash Flows
For the Period Since Inception, June 29, 2006 to December 31, 2006

Cash flows from operating activities:

Net loss	$ (3,299,817)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	27,163
Share-based compensation	3,340,792
Amortization of debt discount	48,179
Changes in assets and liabilities:
Accounts receivable	(251,001)
Inventory	23,185
Prepaid expenses and other curent assets	150
Construction in progress	(90,326)
Accounts payable	145,433

Net cash used in operating activities	(56,242)

Cash flows from investing activities:
Cash acquired in acquisition of a business	101,497

Net cash provided by investing activities	101,497

Cash flows from financing activities:
Payments of long-term debt	(32,893)

Net cash provided by (used in) financing activities	(32,893)

Change in cash and equivalents	12,362

Cash and equivalents, beginning of year	100

Cash and equivalents, end of year	$ 12,462

See accompanying notes to financial statements.

Note 1: Description of Business

Deep Down, Inc, (“the Company”) a Nevada corporation, provides installation management, engineering services, support services and storage management services for the subsea controls, umbilicals & pipeline industries offshore. The Company also fabricates component parts for subsea distribution systems and assemblies.

On June 29, 2006, Subsea Acquisition Corporation (“Subsea”) was formed by three shareholders with the intent to acquire service providers to the offshore industry, and designers and manufacturers of subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. On November 21, 2006, Subsea acquired Deep Down, Inc, a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down, Inc.’s shareholders transferred ownership of all of Deep Down Inc.’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down Inc. becoming a wholly owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, with the surviving company operating as Deep Down Inc. Unless specifically stated otherwise, all references to Deep Down refer to the combined entity comprising Subsea and Deep Down Inc. This transaction was accounted for as a purchase with Subsea being the acquirer based on a change in voting control .Under purchase accounting, we have included the results of operations of the entity formerly operating as Deep Down from the acquisition date of November 21, 2006 forward. As Subsea was formed on June 29, 2006, the financial statements included herein reflect the results of the operations from the date of inception to December 31, 2006.

Additionally on November 21, 2006 Subsea acquired all the common stock of Strategic Offshore Services Corporation (“SOS”) for 3,000 Series F Preferred Stock and 1,000 Series G Preferred Stock from two common shareholders of Subsea. Since the entities were under common control and the acquired entity did not constitute a business the Company charged compensation expense to shareholders for the fair value of both series totaling $3,340,792 million.

On December 14, 2006 Deep Down exchanged all 9,999,999 shares of Deep Down common stock and all 14,000 shares of Deep Down preferred stock for 75,000,000 shares of common stock and 14,000 shares of preferred stock of MediQuip Holdings, Inc. (“MediQuip”) The preferred shares of MediQuip have the same designations as Deep Down’s preferred stock. As a result of the acquisition, the shareholders of Deep Down own a majority of the voting stock of MediQuip, which changed its name to Deep Down, Inc. The merger has been accounted for as a reverse merger whereby Deep Down is the accounting acquirer resulting in a recapitalization of Deep Down’s equity. The acquisition did not require the approval of shareholders of MediQuip. In connection and simultaneously with this reverse merger, Westmeria Healthcare Limited, a wholly owned subsidiary of MediQuip was transferred to MediQuip’s majority shareholder in exchange for the cancellation of 31,351,256 common share equivalents. The Mediquip Series C convertible preferred stock outstanding prior to the reverse merger remains outstanding.

The Company’s historical financial statements reflect those of Deep Down, Inc, and do not include the results of MediQuip or Westmeria Healthcare Limited for periods prior to the merger date.

Note 2: Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with foreign and domestic banks and, at times, may exceed federally insured limits.

Accounts Receivable

The Company provides an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.

Inventory

Inventory is stated at the lower of cost (first-in, first out) or net realizable value. Inventory mainly consists of supplies used in the offshore industry such as fittings and valves.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. Statement of financial accounting standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), prescribes the process for impairment testing of goodwill on an annual basis or more often if a triggering event occurs. Goodwill is not amortized, and there were no indicators of impairment at December 31, 2006.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition. When evaluating whether goodwill is impaired, the Company compares the fair value of the business to its carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the business exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount.

Revenue Recognition

Revenue from fabrication and sale of equipment is recognized upon transfer of title to the customer (which is upon shipment or when customer-specific acceptance requirements are met). Service revenue is recognized as the service is provided.

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, capitalized software costs, and assets held for sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Income Taxes

The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings per Common Share

Earnings per common share are computed based on the weighted average number of common shares outstanding during each period. There were no dilutive securities outstanding during any periods presented.

Dividends

The Company has no formal dividend policy or obligations. Dividends are paid solely at the discretion of management.

Stock Based Compensation

Effective with it’s inception, June 29, 2006, the Company accounts for stock-based compensation issued to employees and non-employees as required by SFAS No. 123(R) “Accounting for Stock Based Compensation” (“SFAS No. 123(R)”). Under these provisions, the Company records expense based on the fair value of the awards utilizing the Black-Scholes pricing model for options and warrants. There were no stock based compensation grants for the period from inception June 29, 2006 to December 31, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”. Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments.. The Company adopted the provisions of SFAS No. 123R from the date of inception, June 29, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any,of FIN 48 on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS 157 on its consolidated financial statements.

Note 3: Business Combination

On November 21, 2006, Subsea acquired Deep Down, Inc, a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down, Inc.’s shareholders transferred ownership of all of Deep Down Inc.’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down Inc. becoming a wholly owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, with the surviving company operating as Deep Down Inc. The purchase price based on the fair value of the Series D and E Preferred stock was $7,865,471. This transaction was accounted for as a purchase, with Subsea being the acquirer based on the change in voting control. The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the excess being recorded in goodwill. The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$ 101,497
Accounts receivable	1,013,227
Inventory	168,672
Prepaid expenses	11,638
Construction in progress	826,159
Property, plant and equipment, net	872,363
Goodwill	6,934,213
Total assets acquired	$ 9,927,869

Accounts payable	671,057
Accrued liabilities	190,000
Current portion of long term debt	403,057
Long term debt	798,184
Total liabilities acquired	$ 2,062,298
Net assets acquired	$ 7,865,471

The allocation of the purchase price was based upon preliminary valuations. Estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations and final tax returns. The final valuation of net assets is expected to be completed no later than one year from the acquisition date and any future changes in the value of net assets will be offset by a corresponding chance in goodwill.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Deep Down had occurred at January 1, 2005. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. The unaudited pro forma results were as follows:

Note 3: Business Combination (continued):

Deep Down, Inc.
Pro forma Statements of Operations

	Year Ended December 31,
	2006	2005

Revenues	$ 8,821,149	$ 5,417,872
Cost of sales	5,155,399	2,531,148

Gross profit	3,665,750	2,886,724

Operating expenses:
Selling, general & administrative (2)	5,710,324	1,819,103
Depreciation	166,468	200,313
Loss on sale of assets	-	14,293

Total operating expenses	5,876,792	2,033,709

Operating income (loss)	(2,211,042)	853,015
Other income (expense):
Interest expense (1)	(578,335)	(555,087)

Total other income (expense)	(578,335)	(555,087)

Income (loss) from continuing operations	(2,789,377)	297,928

Discontinued operations:
Loss from operations of discontinued businesses	-	(5,292)
Loss on disposal of business segment	-	(72,107)
Loss on discontinued operations	-	(77,399)
Income tax provision	(22,250)	-
Net income (loss)	$ (2,811,627)	$ 220,529

Net loss per share:
Basic and diluted	$ (0.04)	$ 0.00

Weighted average common shares outstanding
Basic and diluted	75,862,484	75,000,000

(1) Includes approximately $423,258 and $381,310, respectively, additonal interest expense
	from the accretion of the Series E preferred shares.
(2) Includes $3.3 million compensation expense from the issuance of Preferred series F and G stock

Note 4: Accounts Receivable

Management has established an allowance for uncollectible accounts of $81,809 as of December 31, 2006. Bad debt expense totaled $1,294 for the period from inception June 29, 2006 to December 31, 2006.

The Company factors certain accounts receivables with a bank. Under the terms of the arrangement, the Company receives proceeds equal to 80% of the value of the receivable at the date of transfer. Upon collection of the receivable, the bank remits the remaining 20%, less fees and interest. Fees range from 0.25% to 2% depending on the age of the receivable and interest is prime plus 2%. The arrangement contains provisions that indicate the Company is responsible for up to 20% of end-user customer payment defaults on factored receivables.

Accounts receivable are comprised of the following:

December 31, 2006
Receivables assigned to factor	$ 1,245,183
Advances from factor	(996,147)
Amounts due from factor	249,036
Unfactored accounts receivable	1,097,001
Reserve for uncollectible accounts	(81,809)
Accounts receivable, net	$ 1,264,228

Note 5: Property and Equipment

Property and equipment consisted of the following as of December 31, 2006:

December 31, 2006
Building	$ 46,476
Furniture and fixtures	11,806
Vehicles and trailers	66,662
Equipment	747,419
Total	872,363
Less: Accumulated depreciation	(27,161)
Property and equipment, net	$ 845,200

Depreciation expense was $27,161 for the period from inception June 29, 2006 to December 31, 2006.

Note 6: Concentrations

The Company maintains cash balances at one bank. Accounts at the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company had no uninsured cash balances at December 31, 2006.

As of December 31, 2006, four of the Company’s customers accounted for 15%, 13%, 9% and 8% of total accounts receivable, respectively. For the period from inception June 29, 2006 to December 31, 2006, the Company’s four largest customers accounted for 16%, 14%, 13% and 11% of total revenues, respectively.

Note 7: Long-Term Debt

During 2006, the Company entered into a loan agreement with a bank and received gross proceeds of $496,800 which were used for working capital and to repay existing debt balances. The debt is secured by the assignment of a lease for equipment date August 1, 2006 and the related equipment.

Under both its long-term debt agreements, the Company is required to maintain certain financial covenants, including maintaining a current ratio in excess of 1 to 1, debt service coverage in excess of 1.3 to 1, tangible net worth in excess of $850,000, and debt/net worth ratio less than 2 to 1, as each term is defined in the credit agreement. At December 31, 2006, the Company was not in compliance with certain of these covenants, however, the Company has obtained waivers for all such violations.

At December 31, 2006 long-term debt consisted of the following:

December 31, 2006
Note payable with a bank, monthly principal and
interest payments, interest fixed at 7.5%,
due September 2008; secured by equipment
under lease contract to a third party	$ 438,812

Note payable with a bank, monthly principal and
interest payments, interest fixed at 7.5%,
due November 2010; secured by machinery,
equipment, furniture and fixtures	729,536

Total	1,168,348
Current portion of long-term debt	(410,731)
Long-term debt, net of current portion	$ 757,617

As of December 31, 2006, aggregate principal maturities of long-term debt were as follows for years ended December 31:

2007	$ 410,731
2008	375,412
2009	194,140
2010	188,065
Thereafter	-
$ 1,168,348

Note 8: Income Taxes

Prior to the reverse merger, the Company was a Subchapter S entity and the tax attributes flowed through to the individual owners. Thus any prior net operating losses will not be available to be utilized to offset future taxable income.

Income tax expense for the period from inception June 29, 2006 to December 31, 2006 totaled $22,250.

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the period from inception June 29, 2006 to December 31, 2006:

Note 8: Income Taxes (continued)
	Amount	Percent
Federal statutory rates	$ (1,121,938)	(34.0)%
Stock based compensation	1,135,869	35.0%
Other	8,319	0.0%
Effective rate	$ 22,250	0.01%

Deferred tax assets (liabilities) at December 31, 2006 are not significant.

Note 9: Preferred Stock

As discussed in Note 1, in November 2006, all of Deep Down’s shareholders transferred ownership of all of Deep Down’s common stock to Subsea a newly formed acquisition corporation two-thirds owned by two shareholders who also owned in aggregate 25% of Deep Down, in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down becoming a wholly owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, with the surviving company operating as Deep Down Inc. Subsea also issued 3,000 Series F shares and 1,000 Series G shares to two common shareholders of Subsea.

Series E and G Classified as Liabilities

The Series E and G redeemable exchangeable preferred stock have a face value and liquidation preference of $1,000 per share, no dividend preference, and are exchangeable at the holder’s option after June 30, 2007 into 6% Subordinated Notes due three years from the date of the exchange. These shares carry voting rights equal to 690 votes per share.

The Series E and G Preferred Stock was valued based on the discounted value of its expected future cash flows (using a discount rate of 20%).  The fair value was of the Series E and G were $3,446,227 and $689,245 respectively at November 21, 2006 and is reflected as a liability in the accompanying balance sheet. For the Series G shares, the Company reflected a charge to compensation expense which is included in the statement of operations under Selling, general and administrative expenses.

Series D and F Classified as Temporary equity

The Series D redeemable convertible preferred stock have a face value and liquidation preference of $1,000 per share, no dividend preference, and are convertible into shares of common stock determined by dividing the face amount by a conversion price of $0.1933. These shares carry voting rights equal to one vote for every share of common stock into which the preferred stock is convertible. These shares are redeemable at their face value on an annual basis within 120 days after each calendar year-end beginning with the year ending December 31, 2007 based on an amount equal to 15.625% of annual net income. In the event that a holder declines redemption, such amounts are reallocated to the other preferred stock holders that have elected to redeem.

The Series F redeemable convertible preferred stock have a face value and liquidation preference of $1,000 per share, no dividend preference, and are convertible into shares of common stock determined by dividing the face amount by a conversion price of $0.1933. These shares carry voting rights equal to one vote for every share of common stock into which the preferred stock is convertible. These shares are redeemable at their face value on an annual basis within 120 days after each calendar year-end beginning with the year ending December 31, 2007 based on an amount equal to 9.375% of annual net income. In the event that a holder declines redemption, such amounts are reallocated to the other preferred stock holders that have elected to redeem

As the Series D and F Preferred Stock functions as a debt instrument with an embedded option, the Company valued this instrument based on the discounted value of its expected future cash flows (using a discount rate of 20%) attributable to its redemption feature plus the value of the embedded option using the Black Scholes option pricing model with the following assumptions - exercise price $0.1933, stock price $0.10, volatility 200%, risk free rate 5%.  Based on these assumptions, the fair value of Series D and Series F were $4,419,244 and $2,651,547 respectively at November 21, 2006 and reflected as temporary equity in the accompanying balance sheet. For the Series F shares, the Company reflected a charge to compensation expense which is included in the statement of operations under Selling, general and administrative expenses.

Series C Preferred Stock Classified as Equity

On April 22, 2005 Mediquip issued 22,000 Series C convertible preferred stock which remained after the reverse merger. The Series C shares have a face value and a liquidation preference of $12.50 per share, a cumulative dividend of 7% payable at the conversion date, and are convertible into shares of common stock determined by dividing the face amount by a conversion price of $0.0625. These shares carry no voting rights.

Note 10: Commitments and Contingencies

Litigation

The Company is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceedings.

Operating Leases

The Company leases land and buildings under two noncancelable operating leases and is responsible for the related maintenance, insurance and property taxes. One of these leases is with a company that is wholly owned by one of the Officer’s and a Director of the Company. This lease calls for 60 monthly payments of $11,000 and began as of September, 2006.

At December 31, 2006, future minimum lease payments were as follows:

2007	$ 194,908
2008	174,769
2009	132,000
2010	132,000
2011	88,000
Thereafter	-
$ 721,677

Rent expense totaled $69,856 for the period from inception June 29, 2006 to December 31, 2006.

Note 11: Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows at December 31, 2006:

•	Cash and equivalents, accounts receivable and accounts payable - The carrying amounts approximated fair value due to the short-term maturity of these instruments.
•	Preferred Stock - Series D, E, F and G - The carrying amounts approximate the fair value given the limited time the instruments have been outstanding.
•	Long-term debt - The fair value closely approximates the carrying value of the Company’s debt instruments.

Note 12: Subsequent Events

Private Placement

On March 20, 2007, the Company completed the sale of 10,000,000 shares of common stock in a private placement for $1,000,000. This private placement was initiated prior to the closing of the Agreement and Plan of Reorganization between the Company and Deep Down. Pursuant to the terms thereof, 10,000,000 shares of common stock were reserved to complete this private placement. The shares are restricted as defined in Rule 144 of the Securities Act of 1933 and contain a restrictive legend, which restricts the ability of the holders to sell these shares for a period of no less than one year. Funds will be used to redeem certain outstanding exchangeable preferred stock and for working capital.

Stock Transactions

In March, 2007 the Company finalized the terms of an agreement with Daniel L. Ritz, Jr. (shareholder and director), who agreed to surrender 25,000,000 shares of common stock; 1,500 shares of Series F convertible preferred stock and 500 shares of Series G exchangeable preferred stock to the Company for cancellation. For these actions, Mr. Ritz will receive 1,250 shares of Series E exchangeable preferred stock and $250,000 cash. In addition, Mr. Ritz will keep 500 shares of Series E exchangeable preferred stock he currently owns and agreed to tender his resignation from the Board. As a result of this exchange, Mr. Ritz will own 1,750 shares of Series E exchangeable preferred stock.

In March, 2007 the Company agreed to issue 2,000 shares of Series E exchangeable preferred stock to John C. Siedhoff (shareholder, Chief Financial Officer, and director) for the surrender of his ownership of 1,500 shares of Series F convertible preferred stock and 500 shares of Series G exchangeable preferred stock, which will be returned to the transfer agent for cancellation.

In February the Company redeemed 250 shares of Series E exchangeable preferred stock at the face value of $1,000 per share for a total of $250,000.

Acqusition of ElectroWave

On April 2, 2007, the Company consummated an Asset Purchase Agreement with ElectroWave USA, Inc. (“ElectroWave”) a Texas corporation that provided for the acquisition of substantially all of the assets of ElectroWave. The Company formed a wholly-owned subsidiary, ElectroWave USA, Inc., a Nevada Corporation, to complete the acquisition. ElectroWave offers products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors.

Note 12: Subsequent Events (continued)

The purchase price the payment of approximately $400,000 in bank and other debts of ElectroWave and the assumption of leases of real and personal property and ongoing accounts payable in exchange for substantially all of the assets, including inventory, fixed assets and accounts receivable and the transfer of all employees. In addition, the Company may issue up to an aggregate of 517 shares of Series H Redeemable Convertible Preferred Stock (redeemable at $1,000 per share at the Company’s option) over the next three years, as an additional contingent purchase cost, if the operations of ElectroWave reach certain financial milestones based on net income for the fiscal years ending December 31, 2007, 2008 and 2009. Such Redeemable Convertible Preferred Stock, if issued in the future, would have a conversion price equal to the greater of (a) $0.50 per share or (b) 120% of the volume weighted average price of the last reported trades for the 20 consecutive trading days immediately prior to December 31 of the respective year for which the Redeemable COnvertible Preferred Shares are issued.

The Company funded the payments of the bank and other debt primarily through the sale of the accounts receivable of ElectroWave to a bank. The terms of this factoring agreement are substantially the same as the Company’s other agreements with the same bank as described in Note 4.