Form 10KSB/A
period 2006-12-31
Deep Down, Inc.
filed 2007-04-24
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB/A

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

We are filing this Amendment No. 1 on Form 10-KSB for the period ended December 31, 2006 for the purpose of amending certain information appearing in the 10-KSB in Item 2 Management's Discussion and Analysis, Proforma results of operations section, Part II Item 8A, and note 9 to the financial statements. In Item 2, Adjusted Proforma net income for the period ended December 31, 2005 was amended up from $601,839 as previously filed, to $839,269, and adjusted Proforma EBITDA was amended up from $1,053,328, as previously filed, to $1,290,758. Item 8A erroneously reported that management felt that internal controls were effective. While conducting the audit of the financial statements as of and for the period ended December 31, 2006, our independent auditors found numerous audit adjustments that indicated a material weakness in our controls over financial reporting. It is our plan with additional funding to devote more resources to this very critical function. Note 9 to the financial statements includes additional information regarding the treatment of Series D and F preferred stock as temporary equity.

There is no impact to the financial statements for any of these changes.

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

Additionally on November 21, 2006, Subsea acquired all the common stock of Strategic Offshore Services Corporation (“SOS”) for 3,000 Series F Preferred Stock and 1,000 Series G Preferred Stock from two common shareholders of Subsea. Since the entities were under common control and the acquired entity did not constitute a business the Company charged compensation expense to shareholders for the fair value of both series totaling $3,340,792 million.

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

We are an umbilical and flexible pipe installation engineering and installation management company. We also fabricate component parts for subsea distribution systems and assemblies that specialize in the development of offshore subsea fields and tie backs. These items include umbilicals, flow lines, distribution systems, pipeline terminations, controls, winches, and launch and retrieval systems, among others. We provide these services from the initial field conception phase, thru manufacturing, site integration testing, installation, topsides connections, and the final commissioning of a project. Our products and services serve the offshore industry and are used in deep-water exploration and production of oil and gas.

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

Industry Overview

The offshore energy industry is centered around the use of platforms. An oil platform is a large structure used to house workers and machinery needed to drill and then produce oil and natural gas in the ocean. Depending on the circumstances, the platform may be attached to the ocean floor, consist of an artificial island, or be floating. Generally, oil platforms are located on the continental shelf, though as technology improves, drilling and production in deeper waters becomes both feasible and profitable. A typical platform may have around thirty wellheads located on the platform and directional drilling allows reservoirs to be accessed at both different depths and at remote positions up to 5 miles (8 kilometers) from the platform. Many platforms also have remote wellheads attached by umbilical connections, which may be single wells or a manifold centre for multiple wells. An umbilical cable supplies necessary requirements to an apparatus.

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

Services

Deep Down’s engineering team can provide project engineering, installation and pull-in engineering, project management, installation management, and commissioning services. We pride ourselves on collaborating with engineers from the installation contractors and manufacturing side of the industry to find the most effective solutions to address installation problems in the subsea world. We also provide installation, retrieval, storage and management services in connection with the use of our products. Approximately 60% of our revenue is derived from services.

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

Installation Support and Management. Deep Down’s installation management is centered around the utilization of standardized hardware, proven installation techniques, and an experienced, consistent team that has proven to be safe and skilled in the various areas of all installation phases. We pride ourselves on supporting installation contractors through its installation management and engineering services, installation aids and equipment, and its offshore installation support services, including spooling operators, offshore testing, and flying lead installation support. We have extensive “Hands-On” experience in the field. Many installation contractors find it beneficial to utilize our services to help reduce personnel on board by allowing a few specialized technicians to perform multiple roles such as performing the offshore testing services, as well as operation of the lay system and equipment.

Deep Down has designed and fabricated many different installation tools and equipment over the years. We have been involved in the design of the following pieces of equipment to help make installations go as smoothly as possible: steel flying leads; steel flying lead deployment systems; umbilical hardware and termination systems; umbilical bell mouths; lay chutes; Mud Mats; flying lead installation and parking frames; Umbilical Termination Assembly Stab & Hinge Over Systems; and numerous other pieces of offshore equipment. Deep Down’s team has vast experience with the installation of flexible and rigid risers and flow lines, umbilicals, flexible and rigid jumpers, steel tube and thermoplastic hose flying leads, pipeline end terminations (“PLETs”) and manifolds.

Spooling. Our experienced personnel have been involved in running spooling equipment on many projects. Deep Down has also been employed by other companies to run their spooling equipment. Many installation contractors find it beneficial to use the same team to run the spooling equipment as well as function as the umbilical support team to do installation testing and monitoring as required. Our technicians are often hired by the umbilical manufacturers and the installation contractors to provide spooling support. Our team runs two under roller units, electrically- powered reels, and the Company’s five (5) steel flying lead installation systems.

Systems operated include:

• Technip’s TR-10 and TR-45

• Cal-Dive's Reel System 1 and 2

• Cal-Dive’s Big Boy Pipe Lay System on the Intrepid

• New Cal-Dive Carousel system

• Coflexip Offshore TR-45 and 1200 ton carousel

• Deep Down's 200 ton carousel and four (4) additional Horizontal Drive Units

• Deep Down's 300 and 340 ton under rollers

• Topside pull-in winches for umbilical pull-in operations

Deep Down is also a main supplier of high tension spooling services, allowing full dive simulation and tensioning for deep water ROV operations.

Pull-In Operations. Deep Down’s team has been involved in the pull-in operations for many umbilical projects in the Gulf of Mexico. Deep Down pull-ins run smoothly because the same engineers who are planning the pull-in operation are also supervising the offshore operation. Familiarity with the system is important. The offshore servicemen are also the topside umbilical support team familiar with the umbilical termination hardware, and most often were involved in terminating the umbilicals at the manufacturers’ yard weeks prior to the installation. Remediation is a large part of Deep Down services. If a system does not work properly, Deep Down retrofit kits designed for effective ROV installations can help convert potential failures into positive successes. Everything is thoroughly tested prior to installation, including winches at the rental contractor’s yard and after set-up on the platform. Load cells are tested onshore, and the same load cells are used to test the system offshore. This eliminates variables and validates the condition of the pull-in system. Pull-ins are then performed under more control and with increased confidence resulting in safer operations.

Termination. Deep Down and/or its employees have been involved in umbilical terminations since 1988. The Company’s team was involved with the designs for the armored thermo plastic umbilicals at Multiflex, the first steel tube umbilical in the Gulf of Mexico for the Shell Popeye umbilical, and the standardization of many steel tube umbilical terminations. Deep Down has also pioneered the concept of the compliant Moray® section that enables a traditional helically wound umbilical to be used for direct well step outs, or long field flying leads. Management believes Deep Down is the only Company that can terminate anyone else’s umbilicals with the same Deep Down termination system.

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

Deep Down’s team has been involved in the pull-in operations for many umbilical projects in the Gulf of Mexico. The Company has been involved in the design, procurement, testing, installation, and operation of the testing equipment. Deep Down’s engineers and service technicians can also assist in writing the testing procedures and sequences from simple FAT to very extensive multiple pressures and fluids test up to full system Site Integration Testing procedures.

Commissioning. Deep Down has been involved in most of the topsides connections and commissioning in the Gulf of Mexico since its conception in 1997. The commissioning team is often identified early on in the project and participates in all aspects of planning and risk assessment for the project. Due to the limited time associated with project commissioning it is extremely important to do detailed planning and engineering prior to arrival at the offshore platform location to reduce any possible shut in or down time on the platform. The Company’s engineers and technicians work hand in hand with the project managers and platform engineers to help ensure that all aspects and dangers are identified, planned for, and eliminated prior to arrival on the platform. Deep Down has been involved in most of the topsides connections and commissioning activities in the Gulf of Mexico and often participate in all aspects of planning and risk assessments for the project. Due to the different requirements for testing and commissioning of subsea systems, Deep Down has an assortment of pumps and equipment to pull from to ensure a safe and efficient commissioning program. Deep Down has experience handling all types of commissioning fluids, including asphaltine Dispersants, diesel, methanol, xylene, corrosion inhibitors, water-based control fluids, oil-based control fluids, 100% Glycol, paraffin inhibitors, and alcohol, among others.

Storage Management. With more than 50,000 sq. ft. of internal high quality warehousing capacity & 300,000 sq. ft. of external storage, Deep Down's facility in Channelview is strategically located to cover Houston's Ship Channel area. Our warehouse is designed to provide clients with flexible and cost effective warehousing and storage management options. Our professional and experienced warehouse staff, combined with the very latest in information technology, results in a fully integrated warehousing package designed to deliver clever solutions to client needs. Deep Down is capable of providing long-term specialized contract warehousing; long and short term storage; modern materials handling equipment; undercover loading areas; quality security systems; integrated inventory management; packing and repacking; computerized stock controls; and labeling, among others.

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

Flying Leads. We have developed a method to pull individual steel tubes, hoses, or electrical cables to create a loose steel tube flying lead or short umbilical. This method is utilized to build the Loose Steel Flying Leads up to 10,000 feet long. We have built flying leads with up to 14 tubes and compliant sections with 22 - ½” tubes. Additional lines or electrical and fiber optic cables can be added to produce any combination required for the transportation of various fluids, chemicals or data. The flying leads are then fitted with our terminations and Morays® that are attached to the Multiple Quick Connection plate, and finished off with the our elastometric bend limiters. The non-helixly wound design allows for our flying leads to be very installation friendly with minimal-bending stiffness. A compliant Moray consists of a 20-foot flexible flying lead with an electro-hydraulic Moray that is connected to a full-sized umbilical with the installation tension being applied through an armor pot and slings extending by the compliant section. A Moray is the termination head on the flying lead and connects the tubing assembly to the junction plate. Flying leads account for approximately 50% of our product revenue.

Bend Stiffener Latcher ™. The latcher is used in dynamic installations on floating vessels. Umbilical stiffener latching mechanisms have always caused installation problems as well as expensive diver operations for expansion developments. Deep Down management believes it has conceived the very first remote operated vehicle (“ROV”) installable latching mechanism. Divers installed a Bell mouth with locking dogs on the bottom of the I-tube. During the umbilical installation, the bend stiffener could be latched in with a ROV and the umbilical could be pulled up the remaining distance and hung off. For example, during the BP Aspen installation, a competitive version of Bell mouth failed allowing Deep Down the opportunity to develop a new type of latcher which was spring loaded. This allowed the latcher to fit onto an existing flange, completely eliminating the need for divers both prior to and during the installation. The BS Latcher can be designed to fit onto any existing flange on the bottom of an existing I-tube.

Umbilical Hardware. Our management team has been involved in more umbilical installations then probably any other team in the industry. Our unique blend of drilling contractor, umbilical manufacturing, subsea engineering, and installation contractor experience has been effective in acting on behalf of the operator to ensure key hardware installation is performed in the most efficient and safe manner. Due to our strong foundation and experience with the offshore umbilicals industry, we have recently begun to fabricate and design terminations for umbilical manufacturers. The designs are often much lighter in weight and smaller than the typical hardware that has been created and used in the past. Our engineering team has designed and fabricated bending restrictors, armor pots, split barrels, tubing fittings and unions, compliant umbilical splices and topsides terminations with our unique threaded welded fittings, the compliant umbilical splice, and the Bend Stiffener Latcher; all which assist our clients with installation friendly hardware.

Bend Limiters. We offer both plastic and steel bend limiters. Due to our ability to design and manufacture bend limiters in house, delivery time is greatly reduced. Steel bend limiters are typically utilized for steel tube umbilicals and have been designed with a simple and reliable hinged attachment system which significantly decreases installation time. Plastic bend limiters are typically provided for small diameter umbilicals or flying leads, as well as for their compliant umbilical section, which turns a traditional umbilical into a ROV- friendly, installable flying lead.

Compliant Umbilical Splice. Deep Down has formed a unique concept of turning spare umbilicals into actual production umbilicals by splicing spares together to produce the required length. This allows operators to save significant costs by utilizing existing investments as well as reducing field development costs and delivery time. This concept, for example, along with our new articulating umbilical splice kit, allowed the King West project to save millions of dollars and months in delivery time by combining the existing BP Nile and BP King spare umbilicals.

The Compliant splice is a new patent- pending termination system that eliminates the burdens of dealing with umbilical splices during installation. The compliant splice allows clients to join two umbilicals together. This design is capable of housing both electrical and fiber optic Fiber Termination Assemblies while still allowing for the splice to be spooled up onto a reel or carousel. The optional mud mat is used to assist in carrying the splice over the chute and functions to keep the splice out of the mud for easy inspection.

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

Installation Aids. To help our clients and our own internal needs, we have developed several installation aids. Following is a brief summary of the equipment currently available:

• Steel Flying Lead Installation Systems

• 5 ton Caterpillar Tensioner

• 10 - foot radius Lay Chute with Work Platform

• Buoyancy

• Clump Weights

• Crimping Systems

• Load Cells

• 300 & 340 - ton Under Rollers

• 200 - ton Carousel

• Three (3) 300 - ton Horizontal Drive Units (HDU)

 • One (1) 500 - ton Horizontal Drive Unit (HDU)

 • Deployment Frames

• Termination Shelters

• Pipe Straightener

• ROV Hooks and Shackles

• Stackable SeaStax: tanks, baskets, and boxes

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

Deep Down manufactures DnV certified systems and is in the process of obtaining ISO 9001 certification, at its Channelview, Texas facility. Deep Down maintains its high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process by inspecting and documenting equipment as it is processed through the Company's manufacturing facility. The Company has the capability to manufacture various products from each of its product lines at its major manufacturing facility and believes that this localized manufacturing capability is essential in order to compete with the Company's major competitors. The Company maintains valuable relationships with several other companies that own additional fabrication facilities in and around Houston, Texas. These other companies provide excellent subcontract manufacturing support on an as-needed basis. The Company's manufacturing process is vertically integrated, producing, in house, essentially all of its heat treatment, machining, fabrication, inspection, assembly and testing requirements. The Company's primary raw material is steel. The Company routinely purchases raw materials from many suppliers on a purchase order basis and does not have any long-term supply contracts.

Deep Down’s manufacturing facility utilizes state-of-the-art computer numerically controlled ("CNC") Plasma Burn Table, which contributes to the Company's product quality and timely delivery. The Company maintains its equipment and tooling and upgrades its capabilities as needed to enhance the economic manufacture of its specialized products. The Company purchases quality used machine tools and equipment as they become available and stores them at its facility to be rebuilt, upgraded or refurbished as needed.

Customers

The Company's principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies involved in offshore exploration and production. Offshore drilling contractors and engineering and construction companies also represent a smaller customer base. The Company’s customers include Shell; Amerada Hess; Marathon; ExxonMobil; Cal Dive; Devon; BHP; Anadarko; Texaco; Chevron; British Petroleum; Kerr McGee; Unocal; Noble Energy; Cameron and Aker Kvaerner, Technip, Oceaneering, Subsea 7, Helix, among others.

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

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling operations expand into deeper and more hostile environments. Conditions encountered in these environments include well pressures of up to 15,000 psi, mixed flows of oil and gas under high pressure that may also be highly corrosive, and water depths in excess of 8,000 feet. Deep Down is continually engaged in product development activities to generate new products and improve existing products to meet its customers’ specific needs. The Company also focuses its activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating costs associated with its products.

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

Competition

The principal competitive factors in the petroleum drilling and production equipment markets are quality, reliability and reputation of the product, price, technology, service and timely delivery. Deep Down faces significant competition from other manufacturers of exploration and production equipment. Several of its primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources than those of the Company and which, in many instances, have been engaged in the manufacturing business for a much longer time than the Company. The Company competes principally with FMC; Kvaerner and Oceaneering on its steel flying leads; Norson; VFL and Halliburton Product Pipeline Services on its umbilical services; Dynacon and Ocean Works on its Launch and Recovery Systems..

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

Product innovations continued during 2006 with the patent-pending SubSea Deployment Baskets (SDB), a new Bend Stiffener Latcher that is enjoying wide acceptance in the market for subsea connections, a fleet of rapid deployment cartridges for Steel Flying Leads, special Hold Back Clamps, and delivery of the first Electrical Hydraulic Loose Steel Flying Leads in the industry.

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

Additionally on November 21, 2006, Subsea acquired all the common stock of Strategic Offshore Services Corporation (“SOS”) for 3,000 Series F Preferred Stock and 1,000 Series G Preferred Stock from two common shareholders of Subsea. Since the entities were under common control and the acquired entity did not constitute a business the Company charged compensation expense to shareholders for the fair value of both series totaling $3,340,792 million.

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

Pro-forma Results of Operations

Under purchase accounting rules, the audited financial results disclosed herein present operating results for the period beginning November 21, 2006 and ending December 31, 2006, the period after which Deep Down was acquired. Management believes this stub period does not give a full view of the operations of the Company and, therefore, present pro-forma results of operations. The following presentation and discussion of the unaudited pro forma consolidated results of operations has been prepared as if the acquisition of Deep Down had occurred at January 1, 2005. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results. Additionally, on November 21, 2006, Subsea acquired all the common stock of Strategic Offshore Services Corporation (“SOS”) for 3,000 Series F Preferred Stock and 1,000 Series G Preferred Stock from two common shareholders of Subsea. Since the entities were under common control and the acquired entity did not constitute a business, the Company charged non-cash, non-operating compensation expense to shareholders for the fair value of both series totaling $3,340,792.

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

(1) Includes approximately $423,258 and $381,310, respectively, additional interest expense from the accretion of the Series E preferred shares.
(2) Includes $3.3 million compensation expense from the issuance of Preferred series F and G stock in 2006 and $237,430 in 2005

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

Selling, general and administrative expenses

	2006	2005	Change	%
Selling, general and administrative	$ 5,710,324	$ 1,819,103	$ 3,891,221
Stock based compensation expense	(3,340,792)	(237,430)	(3,103,362)
Adjusted selling, general and administrative	$ 2,369,532	$ 1,581,673	$ 787,859	49.8%

Selling, general and administrative expenses include rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations. Also included in selling, general and administrative expenses for the year ended December 31, 2006 is a non-cash, non-operating compensation expense of approximately $3.34 million related to the Series F and G Preferred Stock which was issued in exchange for the acquisition of 100% of the common stock of Strategic Offshore Services Corporation. See further discussion in Corporate History above.

After adjusting for this non-cash, non-operating expense of approximately $3.34 million, selling, general and administrative expenses for the year ended December 31, 2006 was approximately $2.37 million, up approximately $0.79 million or 49.8% from $1.58 million for the comparable period in 2005. The increase is primarily the result of an increased engineering staff to focus on the development of new products and quality control, increased administrative personnel, increased rent expense (see related party transactions related to the land and building in the footnotes to the financials) and increased bonuses. Additionally, the Company recorded stock based compensation of $237,430 in fiscal 2005.

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

The Company completed a detailed debt consolidation program in November 2005 which led to both a lower fixed interest rate and the decrease in actual interest expense in 2006, despite an increase in debt. The Company added one loan for approximately $496,000.

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

After adjusting for this non-cash, non-operating expense, the interest expense for the year ended December 31, 2006 was approximately $155,077, down approximately $18,700, or 10.8%, from the comparable period in 2005.

Loss on discontinued operations

	2006	2005	Change	%
Loss on discontinued operations	$ -	$ 77,399	$ (77,399)	(100.0)%

 During the year ended December 31, 2005 the Company discontinued operations that were not part of the core business. These two operations included a vending company and a sales distribution company of Jet Dock equipment.

Net Income (loss)

	2006	2005	Change	%
Net income (loss)	$ (2,811,627)	$ 220,529	$ (3,032,156)
Stock based compensation expense	3,340,792	237,430	3,103,362
Amounts related to accretion	423,258	381,310	41,948
Adjusted net income	$ 952,423	$ 839,269	$ 113,154	13.5%

The increase in net loss from normal operations includes the proforma and non-recurring non-cash, non-operating expense items noted above arising out of the accounting treatment of the Series D, E, F and G Preferred Stock. After adjusting for these non-cash, non-operating expenses, the Company has net income of approximately $0.95 million, up approximately $0.11 million, or 13.5%, from $0.83 million for the comparable period in 2005.

EBITDA

	2006	2005	Change	%
Operating income (loss)	$ (2,211,042)	$ 853,015	$ (3,064,057)
Depreciation expense	166,468	200,313	(33,845)
Stock based compensation expense	3,340,792	237,430	3,103,362
EBITDA	$ 1,296,218	$ 1,290,758	$ 5,460	0.4%

After adjusting for all non-cash, non-operating expenses related to the Series D, E, F and G preferred stock, the Company has EBITDA for the year ended December 31, 2006 of $1,296,218, up $5,460, or 0.4%, from $1,290,758 for the comparable period in 2005.

EBITDA is a non-GAAP financial measure. The Company defines EBITDA as net income plus interest expense, income taxes, depreciation, amortization and other non-cash, non-operating expense. The Company uses EBITDA as a supplemental financial measure to assess the financial performance of its assets without regard to financing methods, capital structures, taxes or historical cost basis; its liquidity and operating performance over time in relation to other companies that own similar assets and that the Company believes calculate EBITDA in a similar manner; and the ability of the Company's assets to generate cash sufficient for the Company to pay potential interest costs. The Company also understands that such data are used by investors to assess the Company's performance. However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing the Company's operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.

Sources and Uses of Cash for the period from inception, June 29, 2006 through December 31, 2006

Cash flows for the period from inception, June 29, 2006 through December 31, 2006, were as follows:

Operating Cash Flows

Cash required by operating activities of continuing operations was $56,242. Our working capital balances can vary depending on the payment and delivery terms on key contracts; work in process, and outstanding receivables and payables.

Investing Cash Flows

The increase in cash from investing activities of $101,497 is primarily due to cash acquired in the acquisition of a business.

Financing Cash Flows

Cash required by financing activities was $32,893 which reflects payments on long term debt.

Liquidity and Capital Resources

We generate our capital resources primarily through operations and, when needed, through bank loans. Our total bank loans due at December 31, 2006 was $1,168,348, of which $410,731 was short term. During the period from November 21, 2006 through December 31, 2006, we made $32,893 in bank debt payments.

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

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. During the period from inception, June 29, 2006 to December 31, 2006, our top 3 customers represented approximately 43% of total revenues, with our largest customer accounting for approximately 16% of our total revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report (the “Evaluation Date” ), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective at the reasonable assurance level and in compliance with Section 404 of the Sarbanes-Oxley Act. While conducting the audit of the financial statements as of and for the period ended December 31, 2006, our independent auditors found numerous audit adjustments that indicated a material weakness in our controls over financial reporting. It is our plan with additional funding to devote more resources to this very critical function.

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

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

Mary L. Budrunas, Vice-President. Ms. Budrunas, co-founder of Deep Down, Inc. along with current chief executive officer Ron Smith, is currently responsible for the Company’s administrative functions including human resources and accounting. Ms. Budrunas has more than 30-years of logistical management experience in manufacturing, fabrication, and industrial sourcing in the oil and gas industry. Prior to Ms. Budrunas co-founding Deep Down in 1997, she managed the purchasing efforts of many projects over a 10-year period for Mustang Engineering, and also previously directed procurement for a large petroleum drilling and production facility project in Ulsan, Korea.

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

Steven C. Pahls, Sales Manager. Mr. Pahls graduated from Widener University in 1970 and holds a Bachelor of Arts degree and an MBA. He has a wide range of sales experience in the offshore oil industry selling and managing product lines for Linnenbank International, Hamanaka International, Technor Wire Rope, Wellstream Corporation and Kvaerner Oilfield before joining Deep Down. His expertise is in syntactic foam buoyancy products, mooring hardware, wire products and flexible pipe applications.

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

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors also reviews the Company's internal accounting controls, practices and policies. No director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-B.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary ($)	Bonus ($)
Ronald E. Smith (1) President, Chief Executive Officer and Director	$ 27,110	$ 1,710
John C. Siedhoff (2) Chief Financial Officer, Treasurer and Director	$ 20,220	$ 12,415
Robert E. Chamberlain Chairman (1)	$ 16,670	$ 0
Mary L. Budrunas Vice-President	$ 13,070	$ 12,670
Stanley O. Stuckey, Jr. Operations Manager	$ 16,040	$ 4,065
----------
(1)	Mr. Chamberlain was paid for consulting services he performed through Strategic Capital Services, Inc.

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

	Amount and Nature of Beneficially Ownership(1)
Name and Address of Beneficial Owner(2)	Shares	Options/Warrants	Percent(1)
Ronald E. Smith (3)	23,287,500	0	25.8%
John C. Siedhoff	25,000,000	0	37.2%
Robert E. Chamberlain, Jr.	25,000,000	0	37.2%
All directors and officers as a group	73,287,500	0	76.7%

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

DEEP DOWN, INC.

/s/ RONALD E. SMITH
Ronald E. Smith, President and Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 24, 2007

/s/ JOHN C. SIEDHOFF
John C. Siedhoff, Chief Financial Officer and Director (Principal Financial Officer)

Dated: April 24, 2007

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

Signatures	Title	Date
/s/ RONALD E. SMITH	President, CEO and Director	April 24, 2007
Ronald E. Smith	(Principal Executive Officer)

/s/ JOHN C. SIEDHOFF	Chief Financial Officer and Director	April 24, 2007
John C. Siedhoff	(Principal Financial Officer)
/s/ ROBERT E. CHAMBERLAIN, JR.	Chairman and Director	April 24, 2007
Robert E. Chamberlain, Jr.

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

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
April 15, 2007

Deep Down, Inc.
Balance Sheet

December 31,
2006
Assets

Cash and equivalents	$ 12,462
Receivables	1,264,228
Inventory	145,487
Prepaid expenses and other current assets	11,488
Construction in progress	916,485
Total current assets	2,350,150
Property and equipment, net	845,200
Goodwill	6,934,213

Total assets	$ 10,129,563

Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities	$ 816,490
Deferred Revenue	190,000
Current portion of long-term debt	410,731
Total current liabilities	1,417,221
Long-term debt	757,617
Series E redeemable exchangeable preferred stock, face value and liquidation preference of 1,000 per share, no dividend preference, 5,000 shares authorized, issued and outstanding	3,486,376

Series G redeemable exchangeable preferred stock, face value and liquidation preference of 1,000 per share, no dividend preference, 1,000 shares authorized, issued and outstanding	697,275
Total liabilities	6,358,489

Commitments and contingencies (Note 10)

Temporary equity:

Series D redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, 5,000 shares authorized, issued and outstanding	4,419,244

Series F redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, 3,000 shares authorized, issued and outstanding	2,651,547
Total temporary equity	7,070,791

Stockholders’ equity:
Series C convertible preferred stock, $0.001 par value, 7% cumulative dividend, 30,000 shares authorized, 22,000 shares issued and outstanding	22

Common stock, 0.01 par value, 490,000,000 shares authorized, 82,870,171 shares issued and outstanding	828,702
Paid in capital	(828,624)
Retained earnings	(3,299,817)
Total stockholders' equity	(3,299,717)

Total liabilities and stockholders' equity	$ 10,129,563

See accompanying notes to financial statements.

Deep Down, Inc.
Statement of Operations
For the Period Since Inception, June 29, 2006 to December 31, 2006

Revenues	$ 978,047
Cost of sales	565,700
Gross profit	412,347

Operating expenses:
Selling, general & administrative	3,600,627
Depreciation	27,161
Total operating expenses	3,627,788

Operating income (loss)	(3,215,441)
Other income (expense):
Interest expense	(62,126)
Total other income (expense)	(62,126)
Income (loss) from continuing operations	(3,277,567)
Income tax provision	(22,250)
Net income (loss)	$ (3,299,817)

Net loss per share:
Basic and diluted	$ (0.04)

Weighted average common shares outstanding
Basic and diluted	76,701,659

See accompanying notes to financial statements.

	Common Stock(a)		Series C Preferred Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at June 29, 2006 (inception)	75,000,000	$ 750,000	-	$ -	$ (749,900)	$ -	$ 100

Net income	-	-	-	-	-	(3,299,817)	(3,299,817)
Reverse merger with MediQuip	7,870,171	78,702	22,000	22	(78,724)	-	-
							-

Balance at December 31, 2006	82,870,171	$ 828,702	22,000	$ 22	$ (828,624)	$ (3,299,817)	$ (3,299,717)

(a) Par value changed from $0.00 to $0.01 per share in connection with reverse merger

See accompanying notes to financial statements

Deep Down, Inc.
Statements of Cash Flows
For the Period Since Inception, June 29, 2006 to December 31, 2006

Cash flows from operating activities:

Net loss	$ (3,299,817)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	27,163
Share-based compensation	3,340,792
Amortization of debt discount	48,179
Changes in assets and liabilities:
Accounts receivable	(251,001)
Inventory	23,185
Prepaid expenses and other current assets	150
Construction in progress	(90,326)
Accounts payable	145,433
Net cash used in operating activities	(56,242)

Cash flows from investing activities:
Cash acquired in acquisition of a business	101,497
Net cash provided by investing activities	101,497

Cash flows from financing activities:
Payments of long-term debt	(32,893)
Net cash used in financing activities	(32,893)

Change in cash and equivalents	12,362

Cash and equivalents, beginning of year	100

Cash and equivalents, end of year	$ 12,462

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

On June 29, 2006, Subsea Acquisition Corporation (“Subsea”) was formed by three shareholders with the intent to acquire service providers to the offshore industry, and designers and manufacturers of subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. On November 21, 2006, Subsea acquired Deep Down, Inc, a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down, Inc.’s shareholders transferred ownership of all of Deep Down Inc.’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down Inc. becoming a wholly owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, with the surviving company operating as Deep Down Inc. Unless specifically stated otherwise, all references to Deep Down refer to the combined entity comprising Subsea and Deep Down Inc. This transaction was accounted for as a purchase with Subsea being the acquirer based on a change in voting control .Under purchase accounting; we have included the results of operations of the entity formerly operating as Deep Down from the acquisition date of November 21, 2006 forward. As Subsea was formed on June 29, 2006, the financial statements included herein reflect the results of the operations from the date of inception to December 31, 2006.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”. Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments. The Company adopted the provisions of SFAS No. 123R from the date of inception, June 29, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, of FIN 48 on our financial position and results of operations.

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

Cash and cash equivalents	$ 101,497
Accounts receivable	1,013,227
Inventory	168,672
Prepaid expenses	11,638
Construction in progress	826,159
Property, plant and equipment, net	872,363
Goodwill	6,934,213
Total assets acquired	$ 9,927,869

Accounts payable and accrued liabilities	671,057
Deferred Revenue	190,000
Current portion of long term debt	403,057
Long term debt	798,184
Total liabilities acquired	$ 2,062,298
Net assets acquired	$ 7,865,471

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

(1) Includes approximately $423,258 and $381,310, respectively, additional interest expense from the accretion of the Series E preferred shares.
(2) Includes $3.3 million compensation expense from the issuance of Preferred series F and G stock in 2006 and $237,430 in 2005.

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

Accounts receivable are comprised of the following:

December 31, 2006
Receivables assigned to factor	$ 1,245,183
Advances from factor	(996,147)
Amounts due from factor	249,036
Unfactored accounts receivable	1,097,001
Reserve for uncollectible accounts	(81,809)
Accounts receivable, net	$ 1,264,228

Note 5: Property and Equipment

Property and equipment consisted of the following as of December 31, 2006:

December 31, 2006
Building	$ 46,474
Furniture and fixtures	11,806
Vehicles and trailers	66,662
Equipment	747,419
Total	872,361
Less: Accumulated depreciation	(27,161)
Property and equipment, net	$ 845,200

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

Under both its long-term debt agreements, the Company is required to maintain certain financial covenants, including maintaining a current ratio in excess of 1 to 1, debt service coverage in excess of 1.3 to 1, tangible net worth in excess of $850,000, and debt/net worth ratio less than 2 to 1, as each term is defined in the credit agreement

At December 31, 2006 long-term debt consisted of the following:

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

Note 8: Income Taxes (continued)

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the period from inception June 29, 2006 to December 31, 2006:

	Amount	Percent
Federal statutory rates	$ (1,121,938)	(34.0)%
Stock based compensation	1,135,869	35.0%
Other	8,319	0.0%
Effective rate	$ 22,250	0.01%

Deferred tax assets (liabilities) at December 31, 2006 are not significant.

Note 9: Preferred Stock

As discussed in Note 1, in November 2006, all of Deep Down’s shareholders transferred ownership of all of Deep Down’s common stock to Subsea a newly formed acquisition corporation two-thirds owned by two shareholders who also owned in aggregate 25% of Deep Down, in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down becoming a wholly owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down; with the surviving company operating as Deep Down Inc. Subsea also issued 3,000 Series F shares and 1,000 Series G shares to two common shareholders of Subsea.

Series E and G Classified as Liabilities

The Series E and G redeemable exchangeable preferred stock have a face value and liquidation preference of $1,000 per share, no dividend preference, and are exchangeable at the holder’s option after June 30, 2007 into 6% Subordinated Notes due three years from the date of the exchange. These shares carry voting rights equal to 690 votes per share.

The Series E and G Preferred Stock was valued based on the discounted value of its expected future cash flows (using a discount rate of 20%).  The fair value of the Series E and G were $3,446,227 and $689,245, respectively, at November 21, 2006 and is reflected as a liability in the accompanying balance sheet. For the Series G shares, the Company reflected a charge to compensation expense which is included in the statement of operations under Selling, general and administrative expenses. The Company evaluated Series E and G and has classified them as debt instruments at inception due to the fact that they are exchangeable into Notes or redeemable at the Company’s option.

The Company will accrete the discount on Series E and G of $1,864,500 on the instruments up to their face value of $6,000,000 using the effective interest method from the date of issuance over the term of the Note. Interest expense related to the accretion of the discount totaled $48,179 for the period ending December 31, 2006.

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

The Company evaluated Series D and F for liability or equity presentation and determined that the instruments were more appropriately classified as temporary equity due to the conditionality of the instruments, as events triggering the redemption or conversion were uncertain at inception.

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
$ 721,677

Rent expense totaled $69,856 for the period from inception June 29, 2006 to December 31, 2006.

Note 11: Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows at December 31, 2006:

w	Cash and equivalents, accounts receivable and accounts payable - The carrying amounts approximated fair value due to the short-term maturity of these instruments.
w	Preferred Stock - Series D, E, F and G - The carrying amounts approximate the fair value given the limited time the instruments have been outstanding.
w	Long-term debt - The fair value closely approximates the carrying value of the Company’s debt instruments.

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

Acquisition of ElectroWave

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