Form 10QSB
period 2007-03-31
Deep Down, Inc.
filed 2007-05-18
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007; or

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-100137

DEEP DOWN, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ❒

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ❒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❒  No ☒

At May 18, 2007, the issuer had outstanding 67,870,171 shares of Common Stock, par value $0.01 per share.

Transitional Small Business Disclosure Format: Yes ❒ No ☒

DEEP DOWN, INC.
Report on Form 10-QSB

For the Quarter Ended March 31, 2007

PART I - FINANCIAL INFORMATION

Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.  Financial Statements.

Deep Down, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Cash and equivalents	$97,977	$12,462
Accounts receivable	1,445,448	1,264,228
Prepaid expenses and other current assets	11,377	11,488
Inventory	130,487	145,487
Finished goods	355,568	-
Construction in progress	852,315	916,485
Total current assets	2,893,172	2,350,150
Property and equipment, net	1,596,548	845,200
Other assets	366,134	-
Goodwill	6,934,213	6,934,213
Total assets	$11,790,067	$10,129,563

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$1,211,726	$816,490
Deferred revenue	262,000	190,000
Other current liabilities	261,068	-
Current portion of long-term debt	459,678	410,731
Total current liabilities	2,194,472	1,417,221
Long-term debt	1,120,541	757,617
Series E redeemable exchangeable preferred stock, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
8,000 and 5,000 issued and outstanding, respectively	5,856,470	3,486,376
Series G redeemable exchangeable preferred stock, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
0 and 1,000 issued and outstanding, respectively	-	697,275
Total liabilities	9,171,483	6,358,489

Commitments and contingencies (Note 7)

Temporary equity:
Series D redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
5,000 issued and outstanding	4,419,244	4,419,244
Series F redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate of all series of Preferred stock
0 and 3,000 issued and outstanding, respectively	-	2,651,547
Total temporary equity	4,419,244	7,070,791

Stockholders' equity:
Series C convertible preferred stock, $0.001 par value, 7% cumulative dividend, authorized 10,000,000 aggregate shares of all series of Preferred stock
22,000 shares issued and outstanding	22	22
Stock subscription receivable	(10,000)	-
Common stock, $0.01 par value, 490,000,000 shares authorized, 67,870,171
and 82,870,171 shares issued and outstanding, respectively	678,702	828,702
Paid in capital	939,691	(828,624)
Retained earnings	(3,409,075)	(3,299,817)
Total stockholders' equity	(1,800,660)	(3,299,717)

Total liabilities and stockholders' equity	$11,790,067	$10,129,563

See accompanying notes to unaudited consolidated financial statements.

Deep Down, Inc.
Consolidated Statement of Operations
For the Three Months Ended March 31, 2007
(unaudited)

Revenues	$2,098,394
Cost of sales	1,252,089
Gross profit	846,305

Operating expenses:
Selling, general & administrative	659,651
Depreciation	64,025
Total operating expenses	723,676

Operating income	122,629

Other income (expense):
Interest expense	(231,887)
Total other income (expense)	(231,887)

Loss from continuing operations	(109,258)

Income tax provision	-
Net loss	$(109,258)

Net loss per share:
Basic and diluted	$(0.00)

Weighted average common shares outstanding
Basic and diluted	81,036,838

See accompanying notes to unaudited consolidated financial statements.

Deep Down, Inc.
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2007
(unaudited)

Cash flows from operating activities:
Net loss	$(109,258)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	64,025
Amortization of debt discount	179,587
Changes in assets and liabilities:
Accounts receivable	(181,220)
Prepaid expenses and other current assets	111
Inventory	15,000
Finished goods	(355,568)
Construction in progress	64,170
Accounts payable and accrued liabilities	395,236
Deferred revenue	72,000

Net cash provided by operating activities	144,083

Cash flows from investing activities:
Cash paid for third party debt	(366,134)
Cash received from factoring of ElectroWave receivables	261,068
Purchases of equipment	(290,373)

Net cash used in investing activities	(395,439)

Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	950,000
Payments of long-term debt	(113,129)
Payment for cancellation of common stock	(250,000)
Redemption of preferred stock	(250,000)

Net cash provided by financing activities	336,871

Change in cash and equivalents	85,515

Cash and equivalents, beginning of year	12,462

Cash and equivalents, end of year	$97,977

Supplemental Disclosures:
Cash paid for interest	$52,301

Supplemental schedule of noncash investing
and financing activities:
Fixed assets purchased with capital lease	$525,000
Exchange of preferred stock	$3,366,778

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

Deep Down, Inc, (“the Company”) a Nevada corporation, provides installation management, engineering services, support services and storage management services for the subsea controls, umbilicals & pipeline industries offshore. The Company also fabricates component parts for subsea distribution systems and assemblies.

On June 29, 2006, Subsea Acquisition Corporation (“Subsea”) was formed with the intent to acquire service providers to the offshore industry, and designers and manufacturers of subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. On November 21, 2006, Subsea acquired Deep Down, Inc, a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down, Inc.’s shareholders transferred ownership of all of Deep Down, Inc.’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down, Inc. becoming a wholly owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, with the surviving company operating as Deep Down, Inc. The purchase price based on the fair value of the Series D and E Preferred stock was $7,865,471. This transaction was accounted for as a purchase, with Subsea being the acquirer based on the change in voting control. The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the excess being recorded as goodwill. The allocation of the purchase price was based upon preliminary valuations. Estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations and final tax returns. The final valuation of net assets is expected to be completed no later than one year from the acquisition date and any future changes in the value of net assets will be offset by a corresponding change in goodwill.

All accounts of the Company and its wholly owned subsidiaries are included in the consolidated financial statements for the appropriate periods. All significant inter-company transactions and accounts have been eliminated in consolidation. Since the Company was formed on June 29, 2006, comparative financial statements are not presented.

The accompanying unaudited financial statements as of March 31, 2007 and for the three months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in the Company’s annual report on Form 10-KSB/A for the fiscal year ended December 31, 2006.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management in conjunction with the estimated useful lives of fixed assets and the valuation of preferred stock. Actual results could differ from these estimates. Certain prior period amounts have been revised to conform to the current period presentation.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Accounts Receivable

Accounts receivable includes an allowance for uncollectible accounts of $81,809 as of March 31, 2007. Bad debt expense totaled $1,858 for the three months ended March 31, 2007.

The Company factors most of its accounts receivables with a bank. Under the terms of the arrangement, the Company receives proceeds equal to 80% of the value of the receivable at the date of transfer. Upon collection of the receivable, the bank remits the remaining 20%, less fees and interest. Fees range from 0.25% to 2% depending on the age of the receivable and interest is prime plus 2%. The arrangement contains provisions that indicate the Company is responsible for up to 20% of end-user customer payment defaults on factored receivables.

Note 3: Property and Equipment

Property and equipment consisted of the following as of March 31, 2007:

March 31, 2007
Building	$50,226
Furniture and fixtures	11,806
Vehicles and trailers	66,662
Equipment	1,559,040
Total	1,687,734
Less: Accumulated depreciation	(91,186)
Property and equipment, net	$1,596,548

In February 2007, the Company entered into a capital lease transaction for the lease of a 100-ton Shuttlelift Crane valued at $525,000, which is included with Equipment above. See Notes 4 and 7. This transaction is reflected on the Statement of Cash Flows on the supplemental schedule of non-cash transactions.

Note 4: Long-Term Debt

At March 31, 2007 long-term debt consisted of the following:

March 31, 2007
Note payable with a bank, monthly principal and
interest payments, interest fixed at 7.5%,
due September 2008; secured by equipment
under lease contract to a third party	$379,540

Note payable with a bank, monthly principal and
interest payments, interest fixed at 7.5%,
due November 2010; secured by machinery,
equipment, furniture and fixtures	688,919
Total bank loans	1,068,459

Capital lease of equipment, monthly lease payments,
interest imputed at 11.2%	511,760
Total long-term debt	1,580,219
Current portion of long-term debt	(459,678)
Long-term debt, net of current portion	$1,120,541

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 4: Long-Term Debt (Continued)

Under its long-term bank debt agreements, the Company is required to maintain certain financial covenants, including maintaining a current ratio in excess of 1 to 1, debt service coverage in excess of 1.3 to 1, tangible net worth in excess of $850,000, and debt/net worth ratio less than 2 to 1, as each term is defined in the credit agreement. The Company is currently not in compliance with the debt/net worth ratio covenant but has obtained a waiver as of March 31, 2007.

In February 2007, the Company purchased under a seller-financed capital lease a 100-ton Shuttlelift crane and related equipment for the Company's headquarters in Channelview, Texas. The equipment was delivered and placed into service in March, 2007. In accordance with Financial Accounting Standards Board SFAS 13 “Accounting for Leases” as amended, the lease was capitalized and the lease obligation and related assets were recognized on the Company’s consolidated balance sheet. The total value of the lease payments discounted at a 11.2% interest rate, or $525,000, was capitalized and the offsetting lease obligation was recorded at February 28, 2007.

Note 5: Preferred Stock

Series E and G Classified as Liabilities

The Series E and G redeemable exchangeable preferred stock have a face value and liquidation preference of $1,000 per share, no dividend preference, and are exchangeable at the holder’s option after June 30, 2007 into 6% Subordinated Notes due three years from the date of the exchange. These shares carry voting rights equal to 690 votes per share.

The Series E and G Preferred Stock were valued based on the discounted value of their expected future cash flows (using a discount rate of 20%). The Company evaluated Series E and G and has classified them as debt instruments at inception due to the fact that they are exchangeable into Notes or redeemable at the Company’s option.

The Company has been accreting the discount on Series E and G using the effective interest method from the date of issuance over the term of the Note. Interest expense related to the accretion of the discount totaled $179,587 for the three months ended March 31, 2007, which includes the immediate accretion of approximately $72,000 to accrete to face value the 250 shares of Preferred Series E stock that were redeemed during the quarter ended March 31, 2007.

All Series G shares were cancelled and exchanged during the three months ended March 31, 2007. Accordingly, there is no future discount accretion relating to the Series G shares. See “Series F and G Cancellation and Issuance of Additional Series E” below.

In February the Company redeemed 250 shares of Series E exchangeable preferred stock at the face value of $1,000 per share for a total of $250,000. The Company accreted the remaining discount attributable to such shares on the date of redemption.

At March 31, 2007, the unamortized discount related to Series E preferred stock was $2,143,530.

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

The Series F redeemable convertible preferred stock have a face value and liquidation preference of $1,000 per share, no dividend preference, and are convertible into shares of common stock determined by dividing the face amount by a conversion price of $0.1933. These shares carry voting rights equal to one vote for every share of common stock into which the preferred stock is convertible. These shares are redeemable at their face value on an annual basis within 120 days after each calendar year-end beginning with the year ending December 31, 2007 based on an amount equal to 9.375% of annual net income. All Series F shares were cancelled and exchanged for Series E shares during the three months ended March 31, 2007.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As the Series D and F Preferred Stock function as debt instruments with an embedded option, the Company valued the instruments based on the discounted value of their expected future cash flows (using a discount rate of 20%) attributable to the redemption feature plus the value of the embedded option using the Black Scholes option pricing model with the following assumptions - exercise price $0.1933, stock price $0.10, volatility 200%, risk free rate 5%. The Company evaluated Series D and F for liability or equity presentation and determined that the instruments were more appropriately classified as temporary equity due to the conditionality of the instruments, as events triggering the redemption or conversion were uncertain at inception.

Series F and G Cancellation and Issuance of Additional Series E

On March 20, 2007 the Company finalized the terms of an agreement with Daniel L. Ritz, Jr. (shareholder and director), who agreed to surrender 25,000,000 shares of common stock for $250,000 in cash (par value). The market value of those shares was $7,250,000. Additionally, he surrendered 1,500 shares of Series F convertible preferred stock with a value of $1,325,773 and 500 shares of Series G exchangeable preferred stock with a value of $357,615 to the Company for cancellation in exchange for 1,250 shares of Series E exchangeable preferred stock valued at $945,563. The Series E Preferred Stock was valued based on the discounted value of its expected future cash flows (using a discount rate of 20%).  The difference between the values of the preferred shares surrendered and the newly issued was $737,826 which is reflected in paid in capital on the accompanying consolidated balance sheet. In addition, Mr. Ritz also kept 500 shares of Series E exchangeable preferred stock he previously owned and agreed to tender his resignation from the Board.

On March 20, 2007 the Company issued 2,000 shares of Series E exchangeable preferred stock to John C. Siedhoff (Chief Financial Officer, and director) valued at $1,512,901 for the surrender of his ownership of 1,500 shares of Series F convertible preferred stock valued at $1,325,773 and 500 shares of Series G exchangeable preferred stock valued at $357,616, which were returned to the transfer agent for cancellation. The Series E Preferred Stock was valued based on the discounted value of its expected future cash flows (using a discount rate of 20%).  The difference between the values of the surrendered shares and the newly issued was $170,489 which is reflected in paid in capital on the accompanying consolidated balance sheet.

Note 6: Common Stock

Private Placement

On March 20, 2007, the Company completed the sale of 10,000,000 shares of common stock in a private placement for $1,000,000. At March 31, 2007, $10,000 was in transit and subsequently received April 2, 2007; the Company has recorded a stock subscription receivable. A total of 1,025,000 shares were purchased by the Chief Executive Officer, and director and his wife, a Vice-President of the Company. The shares are restricted as defined in Rule 144 of the Securities Act of 1933 and contain a restrictive legend, which restricts the ability of the holders to sell these shares for a period of no less than one year. Funds will be used to redeem certain outstanding exchangeable preferred stock and for working capital.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7: Commitments and Contingencies

Litigation

The Company is from time to time involved in legal proceedings arising in the normal course of business. As of the date of this report, there are no pending or threatened legal proceedings.

Operating Leases

The Company leases land and buildings under two noncancelable operating leases and is responsible for the related maintenance, insurance and property taxes. One of these leases is with a company that is wholly owned by the Chief Executive Officer and director and his wife, a Vice President. This lease calls for 60 monthly payments of $11,000 and began as of September, 2006.

Capital Lease

The Company leases a 100-ton Shuttlelift Crane under a noncancelable capital lease and is responsible for the related maintenance, insurance and property taxes. The terms of the lease require the Company to make 84 monthly payments of $8,035.69 including sales tax beginning March 10, 2007. See additional discussion in Note 4.

Note 8: Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is as follows at March 31, 2007:

•	Cash and equivalents, accounts receivable and accounts payable - The carrying amounts approximated fair value due to the short-term maturity of these instruments.
•	Preferred Stock - Series D and E - The carrying amounts approximate the fair value given the limited time the instruments have been outstanding.
•	Long-term debt - The fair value closely approximates the carrying value of the Company’s debt instruments.

Note 9: Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect of adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The effect of adoption of SFAS 157 is not anticipated to have a material impact on the Company’s consolidated financial statements.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Subsequent Events

On April 2, 2007, the Company consummated an Asset Purchase Agreement with ElectroWave USA, Inc. (“ElectroWave”) a Texas corporation, that provided for the acquisition of substantially all of the assets of ElectroWave. The Company formed a wholly-owned subsidiary, ElectroWave USA, Inc., a Nevada corporation, to complete the acquisition. ElectroWave offers products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors.

The purchase price, subject to a working capital adjustment, is approximately $172,500 and includes the payment of bank and other debts of ElectroWave and the assumption of leases of real and personal property and ongoing accounts payable in exchange for substantially all of the assets, including inventory, fixed assets and accounts receivable and the transfer of all employees. Prior to the date of acquisition, the Company paid $432,474 to three creditors of ElectroWave. Such amounts are included as $366,134 of other assets, and $66,340 of construction in progress on the accompanying balance sheet. Similarly, the Company received approximately $260,000 of proceeds from the factoring of Electrowave’s receivables, which is reflected in other current liabilities in the accompanying balance sheet. All of these amounts will be included as part of the acquisition price when applying purchase accounting to the transaction.

In addition, the Company may issue up to an aggregate of 517 shares of convertible preferred stock over the next three years, as an additional contingent purchase cost, if the operations of ElectroWave reach certain financial milestones based on net income for the fiscal years ending December 31, 2007, 2008 and 2009.

On May 17, 2007, the Company accepted John C. Siedhoff's resignation from the board of directors and his resignation as Chief Financial Officer, effecive April 30, 2007.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following plan of operation discussion and analysis provides information that management believes is relevant for an assessment and understanding of our plans and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein. This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-KSB/A for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on April 24, 2007.

Corporate History

Deep Down, Inc, (“the Company”) a Nevada corporation, provides installation management, engineering services, support services and storage management services for the subsea controls, umbilicals & pipeline industries offshore. The Company also fabricates component parts for subsea distribution systems and assemblies.

On June 29, 2006, Subsea Acquisition Corporation (“Subsea”) was formed with the intent to acquire service providers to the offshore industry, and designers and manufacturers of subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. On November 21, 2006, Subsea acquired Deep Down, Inc, a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down, Inc.’s shareholders transferred ownership of all of Deep Down Inc.’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down Inc. becoming a wholly owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, with the surviving company operating as Deep Down Inc. The purchase price based on the fair value of the Series D and E Preferred stock was $7,865,471. This transaction was accounted for as a purchase, with Subsea being the acquirer based on the change in voting control. The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the excess being recorded as goodwill. The allocation of the purchase price was based upon preliminary valuations. Estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations and final tax returns. The final valuation of net assets is expected to be completed no later than one year from the acquisition date and any future changes in the value of net assets will be offset by a corresponding change in goodwill.

Recent Developments

On April 2, 2007, the Company consummated an Asset Purchase Agreement with ElectroWave USA, Inc. (“ElectroWave”) a Texas corporation, that provided for the acquisition of substantially all of the assets of ElectroWave. The Company formed a wholly-owned subsidiary, ElectroWave USA, Inc., a Nevada corporation, to complete the acquisition. ElectroWave offers products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors.

The purchase price, subject to a working capital adjustment, is approximately $172,500 and includes the payment of bank and other debts of ElectroWave and the assumption of leases of real and personal property and ongoing accounts payable in exchange for substantially all of the assets, including inventory, fixed assets and accounts receivable and the transfer of all employees. Prior to the date of acquisition, the Company paid $432,474 to three creditors of ElectroWave, and received $261,068 of proceeds from the factoring of Electrowave’s receivables.

In addition, the Company may issue up to an aggregate of 517 shares of convertible preferred stock over the next three years, as an additional contingent purchase cost, if the operations of ElectroWave reach certain financial milestones based on net income for the fiscal years ending December 31, 2007, 2008 and 2009.

Recent Sales of Unregistered Securities

On March 20, 2007, the Company completed the sale of 10,000,000 shares of common stock in a private placement for $1,000,000. At March 31, 2007, $10,000 was in transit and subsequently received April 2, 2007; the Company has recorded a stock subscription receivable. A total of 1,025,000 shares were purchased by the Chief Executive Officer, and director and his wife, a Vice-President of the Company. The shares are restricted as defined in Rule 144 of the Securities Act of 1933 and contain a restrictive legend, which restricts the ability of the holders to sell these shares for a period of no less than one year. Funds will be used to redeem certain outstanding exchangeable preferred stock and for working capital.

On March 20, 2007 the Company finalized the terms of an agreement with Daniel L. Ritz, Jr. (shareholder and director), who agreed to surrender 25,000,000 shares of common stock for $250,000 in cash (par value). The market value of those shares was $7,250,000. Additionally, he surrendered 1,500 shares of Series F convertible preferred stock with a value of $1,325,773 and 500 shares of Series G exchangeable preferred stock with a value of $357,615 to the Company for cancellation in exchange for 1,250 shares of Series E exchangeable preferred stock valued at $945,563. The Series E Preferred Stock was valued based on the discounted value of its expected future cash flows (using a discount rate of 20%).  The difference between the values of the preferred shares surrendered and the newly issued was $737,826 which is reflected in paid in capital on the accompanying consolidated balance sheet. In addition, Mr. Ritz also kept 500 shares of Series E exchangeable preferred stock he previously owned and agreed to tender his resignation from the Board. The Company has treated this as a modification of a share-based payment in accordance with the provisions of SFAS No. 123R, “Share-Based Payments”.

On March 20, 2007 the Company issued 2,000 shares of Series E exchangeable preferred stock to John C. Siedhoff (Chief Financial Officer, and director) valued at $1,512,901 for the surrender of his ownership of 1,500 shares of Series F convertible preferred stock valued at $1,325,773 and 500 shares of Series G exchangeable preferred stock valued at $357,616, which were returned to the transfer agent for cancellation. The Series E Preferred Stock was valued based on the discounted value of its expected future cash flows (using a discount rate of 20%).  The difference between the values of the surrendered shares and the newly issued was $170,489 which is reflected in paid in capital on the accompanying consolidated balance sheet.

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

Product and service innovations and capabilities continued during the first quarter of 2007 as illustrated by the following highlights:

•
the use of nine new Rapid Deployment Cartridges (“RDC”) increased productivity for the installation of Steel Flying Leads (“SFLs”) and greatly improved the ability  to carry more flying leads on the deck of an installation vessel, saving valuable vessel time and reducing the number of trips to and from the dock. Deep Down can carry up to eighteen SFLs within a very small footprint on the deck of a marine vessel with these RDCs.

•
the new Electrical Hydraulic Loose Tube SFLSs for the Gomez project have been successfully installed. This new product innovation greatly extends the typical range for delivering electronic capabilities in SFLs up to 10,000 feet and reduces the need for in-field umbilicals in certain applications.

•
the successful installation of umbilical bend stiffeners on the Independence HUB has established a new standard in the BS Latcher design for ultra high bending moment applications in 8,000 foot and deeper water depths

•
the successful support of one of our significant customers in the provision of fast paced seismic equipment reinforces our ability to forge positive alliances with companies that have similar product lines

•	our offshore remediation team was successful in unclogging an umbilical line for a customer with an immediate need

•	we have just completed the fabrication of a subsea multiphase flowmeter running tool, which is undergoing System Integration Testing (“SIT”) and about to be shipped offshore

•	several varities of Subsea Hold-back clamps were delivered to an installation contractor to support their deep water efforts

•	we recovered an Acoustic Doppler Current Profiler ("ADCP") system with our equipment for the Thunder horse project.

We continue to support our installation contracting customers with installations of SFLs, and our major operating customers with the provision of offshore testing, monitoring, remediation and/or commissioning work. Our equipment rental fleet has been expanded to now include five (5) Horizontal Drive Unit systems to provide flying lead and specialty cable installation deployment capabilities with our fleet of pumps, under rollers, buoyancy compensators and other tools and equipment.

We remain committed to supporting the operator, installation contractor, and umbilical and controls supplier to enhance the progression and completion of major offshore oil and gas exploration and production projects.

Results of operations

The Company generated revenue of approximately $2,098,394 for the three months ended March 31, 2007, with cost of sales of $1,252,089 for a gross profit of $846,305, or 40.3%. Revenues were generated by the many projects discussed in the Executive Overview above.

We had selling, general and administrative expenses of $659,651 which includes approximately $161,700 of expenses related to SEC reporting requirements, including accounting fees for a three year audit, and a general analysis of the Company’s historical books and records; $232,290 of payroll and employee costs for the building of company infrastructure and to support future growth; and other general expenses for rent, insurance and office costs.

The Company paid interest expense totaling $52,300 related to our bank loans, capital leases and fees for factoring of accounts receivable. We also recorded interest expense related to the accretion of the Series E and G Preferred stock totaling $179,587.

Liquidity and Capital Resources

During the three months ended March 31, 2007, we had operating cash flows of $144,083, offset by investing outflows of $395,439, which were financed by cash generated by operations and proceeds from the private placement offering of $1,000,000. We also used cash to redeem 250 shares of the Series E Preferred Stock for face value of $250,000, and an additional $250,000 in cash was paid as part of the stock exchange agreement with a former director of the Company. At March 31, 2007, we had cash totaling $97,977, working capital of $698,700, current liabilities of $2,194,472, long term liabilities of $6,977,010 and stockholders’ deficit of $1,800,660.

Sources and Uses of Cash

We use cash to pay for materials and payroll related costs to build the equipment our customers have ordered prior to receipt of related progress payments. On occasion we may use cash to sub-contract fabrication to meet specific contract deadlines.

We believe we have raised sufficient capital to finance our operations. However, we may strategically seek sources of financing to expand our product development efforts and pursue strategic acquisitions. Additionally, unanticipated events may negatively impact our ability to increase revenue-generating activities and we may need to obtain future sources of financing to continue existing operations. Such future sources may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

Analysis of Cash flows

During the three months ended March 31, 2007, we had net operating cash inflows of $144,083. Although we incurred a net loss of $102,258 for the quarter, it included non-cash expenses of depreciation $64,025 and amortization of debt discount of $179,587 on our Series E and G preferred stock. While we had significant changes in various operating assets and liabilities, these changes did not have a significant impact on our operating cash flows as the impacts largely offset each other.

The Company had investing outflows of $395,439, consisting of the purchase of equipment of $290,373 and payment of ElectroWave debt of $366,134 which was partially offset by the factoring of ElectoWave’s receivables for $261,068. In addition, we received proceeds from a private placement offering of stock for $1,000,000, which were partially used to redeem 250 shares of Series E preferred shares for $250,000 and a cash payment to a shareholder for the cancellation of common stock totaling $250,000. Also, the Company entered into an 84 month capital lease for a 100-ton Shuttlelift crane, where the equipment and offsetting capital lease liability of $525,000 were reflected as noncash investing and financing activities.

We plan to meet our cash requirements in 2007 with cash generated from operations in addition to the $1,000,000 raised in the private placement in March 2007. We will continue to expand our product line offerings, and we are projecting to spend a minimum of $250,000 to expand our rental fleet and approximately $150,000 to develop new products.

We continue to evaluate acquisitions and joint ventures in the ordinary course of business. When opportunities for business acquisitions meet our standards, we believe we will have access to capital sources necessary to take advantage of those opportunities.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect of adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The effect of adoption of SFAS 157 is not anticipated to have a material impact on the Company’s consolidated financial statements.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 3.  Controls and Procedures

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

As of  March 31, 2007 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective at the reasonable assurance level and in compliance with Section 404 of the Sarbanes-Oxley Act. While conducting the review of the interim financial statements as of and for the period ended March 31, 2007, our independent auditors found numerous adjustments that indicated a material weakness in our controls over financial reporting. It is our plan with additional funding to devote more resources to this very critical function.

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, we are not currently involved in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2007, the Company completed the sale of 10,000,000 shares of common stock in a private placement for $1,000,000. A total of 1,025,000 shares were purchased by  the Chief Executive Officer, and director and his wife, Vice-President of the Company. The shares are restricted as defined in Rule 144 of the Securities Act of 1933 and contain a restrictive legend, which restricts the ability of the holders to sell these shares for a period of no less than one year. Funds were used to redeem certain outstanding exchangeable preferred stock and for working capital.

The Company finalized the terms of an agreement with Daniel L. Ritz, Jr. (shareholder and director), who agreed to surrender 25,000,000 shares of common stock for $250,000 in cash (par value). Additionally, he surrendered 1,500 shares of Series F convertible preferred stock and 500 shares of Series G exchangeable preferred stock to the Company for cancellation. For these actions, Mr. Ritz received 1,250 shares of Series E exchangeable preferred stock. In addition, Mr. Ritz kept 500 shares of Series E exchangeable preferred stock he previously owned and agreed to tender his resignation from the Board.

The Company issued 2,000 shares of Series E exchangeable preferred stock to John C. Siedhoff (shareholder, Chief Financial Officer, and director) for the surrender of his ownership of 1,500 shares of Series F convertible preferred stock and 500 shares of Series G exchangeable preferred stock, which were returned to the transfer agent for cancellation.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Description	By Reference from Document
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	May 18, 2007
Ronald E. Smith	(Principal Executive Officer)

/s/ ROBERT E. CHAMBERLAIN, JR.	Chairman, and Acting Chief Financial Officer	May 18, 2007
Robert E. Chamberlain, Jr.	(Principal Financial Officer)