Form 10QSB
period 2007-06-30
Deep Down, Inc.
filed 2007-08-20
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007; or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [   ]

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

At August 15, 2007, the issuer had outstanding 67,870,171 shares of Common Stock, par value $0.01 per share.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

DEEP DOWN, INC.
Report on Form 10-QSB

For the Quarter Ended June 30, 2007

INDEX

PART I - FINANCIAL INFORMATION

Forward-Looking Information

The statements contained in this Quarterly Report on Form 10-QSB that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Deep Down wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of Deep Down, which, although considered reasonable by Deep Down, may not be realized. Because of the number and range of assumptions underlying Deep Down’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of Deep Down, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and Deep Down assumes no obligation to update this information. Therefore, the actual experience of Deep Down and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by Deep Down or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.  Financial Statements.

Deep Down, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and equivalents	$263,305	$12,462
Accounts receivable	1,929,171	1,264,228
Prepaid expenses and other current assets	9,833	11,488
Inventory	115,487	145,487
Finished goods	502,253	-
Lease receivable, short term	414,000	-
Work in process	1,141,760	916,485
Total current assets	4,375,809	2,350,150
Property and equipment, net	1,704,269	845,200
Other assets	270,094	-
Lease receivable, long term	380,000	-
Goodwill	7,260,527	6,934,213
Total assets	$13,990,699	$10,129,563

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$3,466,316	$816,490
Deferred revenue	270,628	190,000
Other current liabilities	72,202	-
Payable to shareholder, current portion	1,598,681	-
Current portion of long-term debt	468,810	410,731
Total current liabilities	5,876,637	1,417,221
Other liabilities	24,508	-
Payable to shareholder, long-term portion	401,319	-
Long-term debt	1,002,231	757,617
Series E redeemable exchangeable preferred stock, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
4,000 and 5,000 issued and outstanding, respectively	3,068,389	3,486,376
Series G redeemable exchangeable preferred stock, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
0 and 1,000 issued and outstanding, respectively	-	697,275
Total liabilities	10,373,084	6,358,489

Temporary equity:
Series D redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
5,000 issued and outstanding	4,419,244	4,419,244
Series F redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate of all series of Preferred stock
0 and 3,000 issued and outstanding, respectively	-	2,651,547
Total temporary equity	4,419,244	7,070,791

Stockholders' deficit:
Series C convertible preferred stock, $0.001 par value, 7% cumulative dividend, authorized 10,000,000 aggregate shares of all series of Preferred stock
22,000 shares issued and outstanding	22	22
Common stock, $0.01 par value, 490,000,000 shares authorized, 67,870,171
and 82,870,171 shares issued and outstanding, respectively	678,702	828,702
Paid in capital	979,256	(828,624)
Retained earnings	(2,459,609)	(3,299,817)
Total stockholders' deficit	(801,629)	(3,299,717)
Total liabilities and stockholders' deficit	$13,990,699	$10,129,563

See accompanying notes to unaudited consolidated financial statements.

Deep Down, Inc.
Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 2007
(unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Revenues	$5,144,788	$7,243,182
Cost of sales	3,293,313	4,545,402
Gross profit	1,851,475	2,697,780

Operating expenses:
Selling, general & administrative	1,087,680	1,747,331
Depreciation	90,196	154,221
Total operating expenses	1,177,876	1,901,552

Operating income	673,599	796,228

Other income (expense):
Gain on debt extinguishment	2,000,000	2,000,000
Interest expense	(1,276,770)	(1,508,657)
Total other income	723,230	491,343

Income from continuing operations	1,396,829	1,287,571

Income tax expense	(447,363)	(447,363)
Net income	$949,466	$840,208

Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

Shares used in computing basic per share amounts	67,870,171	74,417,132
Shares used in computing diluted per share amounts	93,799,839	100,315,405

See accompanying notes to unaudited consolidated financial statements.

Deep Down, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007
(unaudited)

Cash flows from operating activities:

Net income	$840,208

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	(2,000,000)
Interest income	(16,290)
Depreciation	154,221
Share-based compensation	39,565
Amortization of debt discount	1,391,506
Changes in assets and liabilities:
Lease receivable	(750,000)
Accounts receivable	(531,356)
Prepaid expenses and other current assets	1,655
Inventory	30,000
Finished goods	(502,253)
Work in process	(119,552)
Accounts payable and accrued liabilities	1,808,987
Deferred revenue	80,628
Net cash provided by operating activities	427,319

Cash flows from investing activities:
Cash paid for third party debt	(432,475)
Cash received from sale of ElectroWave receivables	261,068
Cash deficit acquired in acquisition of a business	(18,974)
Purchases of equipment	(442,788)
Net cash used in investing activities	(633,169)

Cash flows from financing activities:
Proceeds from sales-type lease	69,000
Borrowings on debt - related party	150,000
Payments of long-term debt	(222,307)
Proceeds from sale of common stock, net of expenses	960,000
Payment for cancellation of common stock	(250,000)
Redemption of preferred stock	(250,000)
Net cash provided by financing activities	456,693

Change in cash and equivalents	250,843

Cash and equivalents, beginning of year	12,462
Cash and equivalents, end of period	$263,305

Supplemental schedule of noncash investing and financing activities:
Acquisition of a business	$(190,381)
Exchange of receivables for acquisition of a business	$171,407
Fixed assets purchased with capital lease	$525,000
Exchange of preferred stock	$3,366,778
Redemption of preferred stock	$2,000,000
Supplemental Disclosures:
Cash paid for interest	$117,151
Cash paid for taxes	$-

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Description of Business

Deep Down, Inc, (“Deep Down”) a Nevada corporation, provides installation management, engineering services, support services and storage management services for the subsea controls, umbilicals & pipeline industries offshore. Deep Down also fabricates component parts for subsea distribution systems and assemblies.

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

On April 2, 2007, Deep Down purchased all of the assets and certain liabilities of Electrowave USA, Inc. a Texas Corporation. Deep Down formed a wholly-owned subsidiary, ElectroWave USA, Inc., (“ElectroWave”), a Nevada corporation, to complete the acquisition. ElectroWave offers products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors.

Basis of Presentation

All accounts of Deep Down and its wholly owned subsidiaries are included in the consolidated financial statements for the appropriate periods. All significant inter-company transactions and accounts have been eliminated in consolidation. Since Deep Down was formed on June 29, 2006, comparative financial statements are not presented.

The accompanying unaudited financial statements as of June 30, 2007 and for the six months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of Deep Down’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the year then ended included in Deep Down’s annual report on Form 10-KSB/A for the fiscal year ended December 31, 2006.

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

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2:  Lease receivable

On May 18, 2007, Deep Down entered into a sales lease agreement with an unrelated third party. The leased equipment includes an a-frame, winching system, and hydraulic power unit, all constructed by Deep Down. The term of the lease is two years, and includes a purchase option for $35,000 at the conclusion of this term. Monthly rental payments, in the amount of $34,500 are due beginning May, 2007 through April 2009. The lease has been accounted for as a sales-type lease under the rules of FASB No. 13, Accounting for Leases.

		Principal	Unearned income
Minimum lease payments receivable	$828,000
Estimated residual value of leased property	35,000
	863,000	863,000	(113,000)
Less: Unearned interest income	(113,000)
Net investment in sales-type leases	750,000
Net payments received during the quarter	(52,710)	(69,000)	16,290
Lease balance June 30, 2007	$697,290	$794,000	$(96,710)
Current portion		414,000	(72,202)
Long-term portion		380,000	(24,508)

Note 3:  Property and Equipment

Property and equipment consisted of the following as of June 30, 2007:

	June 30, 2007	December 31, 2006
Building	$46,476	$46,474
Furniture and fixtures	13,505	11,806
Vehicles and trailers	71,196	66,662
Equipment	1,630,050	747,419
Construction in progress	124,424	-
Total	1,885,651	872,361
Less: Accumulated depreciation	(181,382)	(27,161)
Property and equipment, net	$1,704,269	$845,200

In February 2007, Deep Down entered into a capital lease transaction for the lease of a 100-ton mobile gantry crane valued at $525,000, which is included with Equipment above. Deep Down is constructing office space on its land for additional office space for ElectroWave, these assets are included above as construction in process, and not depreciated until placed in service.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4:  Acquisition of ElectroWave USA, Inc.

On April 2, 2007, Deep Down purchased all of the assets and certain liabilities of Electrowave USA, Inc. a Texas Corporation. Deep Down formed a wholly-owned subsidiary, ElectroWave USA, Inc., (“ElectroWave”), a Nevada corporation, to complete the acquisition. ElectroWave offers products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors.

The acquisition of ElectroWave has been accounted for using purchase accounting as the company acquired substantially all of the assets, debts, employees, intangible contracts and business of ElectroWave.

The purchase price of $171,407 includes the payment of bank and other debts of ElectroWave totaling $432,475, net of $261,068 received from the factoring of ElectroWave’s receivables. The purchase included the assumption of leases of real and personal property and ongoing accounts payable in exchange for substantially all of the assets, including inventory, fixed assets and accounts receivable and the transfer of all employees. The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the excess being recorded in goodwill. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Purchase Price:
Cash paid for third party debt	$432,475
Cash received from sale of ElectroWave receivables	(261,068)
Cash purchase price	171,407

Accounts receivable	$133,587
Construction in progress	105,723
Property, plant and equipment, net	45,502
Capitalized R&D assets	270,094
Goodwill	326,314
Total assets acquired	$881,220

Cash deficit	18,974
Accrued liabilities	690,839
Total liabilities acquired	$709,813
Net assets acquired	$171,407

The allocation of the purchase price was based on preliminary estimates. Estimates and assumptions are subject to change upon the receipt of management’s review of the final amounts and final tax returns. This final evaluation of net assets acquired is expected to be completed no later than one year from the acquisition date and any future changes in the value of the net assets acquired will be offset by a corresponding change in goodwill.

In addition, Deep Down may issue up to an aggregate of 460 shares of convertible preferred stock over the next three years, as an additional contingent purchase cost, if the operations of ElectroWave reach certain financial milestones based on net income for the fiscal years ending December 31, 2007, 2008 and 2009. This contingent consideration is not considered in the initial purchase price allocation due to its uncertain nature.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5:    Long-Term Debt

At June 30, 2007 long-term debt consisted of the following:

June 30, 2007
Note payable with a bank, monthly principal and
interest payments, interest fixed at 7.5%,
due September 2008; secured by equipment
under lease contract to a third party	$319,279

Note payable with a bank, monthly principal and
interest payments, interest fixed at 7.5%,
due November 2010; secured by machinery,
equipment, furniture and fixtures	649,904
Total bank loans	969,183

Capital lease of equipment, monthly lease payments, interest imputed at 11.2%	501,858
Total long-term debt	1,471,041
Current portion of long-term debt	(468,810)
Long-term debt, net of current portion	$1,002,231

Deep Down paid the outstanding bank loans in full in August 2007 with some of the proceeds of the financing received subsequent to June 30, 2007. See additional discussion in Note 12 Subsequent Events.

In February 2007, Deep Down purchased under a seller-financed capital lease, a 100-ton mobile gantry crane and related equipment. The equipment was delivered and placed into service in March, 2007. In accordance with Financial Accounting Standards Board SFAS 13 “Accounting for Leases” as amended, the lease was capitalized and the lease obligation and related assets recognized on Deep Down’s consolidated balance sheet. The total value of the lease payments discounted at an 11.2% interest rate, or $525,000, was capitalized and the offsetting lease obligation was recorded during the first quarter of 2007.

Note 6:  Preferred Stock

Series E and G Classified as Liabilities

The Series E and G redeemable exchangeable preferred stock have a face value and liquidation preference of $1,000 per share, no dividend preference, and are exchangeable at the holder’s option after June 30, 2007 into 6% Subordinated Notes due three years from the date of the exchange. These shares carry voting rights equal to 690 votes per share. The Series E and G preferred stock were valued based on the discounted value of their expected future cash flows (using a discount rate of 20%). Deep Down evaluated the Series E and G preferred stock and has classified them as debt instruments from the date of issuance due to the fact that they are exchangeable at the option of the Holder into Notes. The difference between the face value of the Series E and G preferred stock and the discounted book value recorded on the balance sheet, or original issue discount, is deemed to be non-cash interest expense from the date of issuance through the term of the Notes.

Deep Down has been accreting this original issue discount using the effective interest method. Interest expense related to the accretion of the original issue discount totaled $1,211,919 and $1,391,506 for the three and six months ended June 30, 2007. The three and six month totals include the accelerated accretion of approximately $1,102,385 to accrete to face value 4,000 shares of Series E preferred stock that were redeemed during the quarter ended June 30, 2007. The six month total also includes the accelerated accretion of approximately $72,799 to accrete to face value 250 shares of Series E preferred stock that were redeemed during the quarter ended March 31, 2007.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May 2007, Deep Down executed a Securities Redemption Agreement (the “Agreement”) with a stockholder (the former CFO of Deep Down) to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2,000,000. The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt which is reflected in other income. Deep Down accreted the remaining discount of $1,102,385 attributable to such shares on the date of redemption. The shareholder placed all 4,000 shares into an escrow account as of the execution of this agreement. Terms of the payment to the shareholder are: 2,800 shares at $500 for a total of $1,400,000 paid in August, 2007 (See Note 12), with the remaining shares to be redeemed monthly beginning August 31, 2007 at a minimum rate of 40 shares at $500 per share, or $20,000 per month. Interest has been imputed on this payable at Deep Down’s borrowing rate of 12.5%, as a result of a “Secured Credit Agreement” discussed in Note 12. The amounts are reflected as a payable to shareholder, current and long term portions, on the accompanying balance sheets.

All Series G preferred shares were cancelled and exchanged during the three months ended March 31, 2007. Accordingly, there is no future discount accretion relating to the Series G preferred shares. See “Series F and G Cancellation and Issuance of Additional Series E” below.

Additionally, in February 2007, Deep Down redeemed 250 shares of Series E exchangeable preferred stock at the face value of $1,000 per share for a total of $250,000. Deep Down accreted the remaining discount of $72,799 attributable to such shares on the date of redemption.

The unamortized discounts related to the Series E and Series G preferred stock were as follows:

	June 30, 2007	December 31, 2006
Series E preferred stock - face value at $1,000 per share	$4,000,000	$5,000,000
Less unamortized discount	(931,611)	(1,513,624)
Balance net of unamortized discount	3,068,389	3,486,376

Series G preferred stock - face value at $1,000 per share	-	1,000,000
Less unamortized discount	-	(302,725)
Balance net of unamortized discount	-	697,275
	$3,068,389	$4,183,651

Series F and G Cancellation and Issuance of Additional Series E

On March 20, 2007 Deep Down finalized the terms of an agreement with Daniel L. Ritz, Jr. (shareholder and director), who agreed to surrender 25,000,000 shares of common stock for $250,000 in cash (par value). The market value of those shares was $7,250,000. Additionally, he surrendered 1,500 shares of Series F convertible preferred stock with a value of $1,325,773 and 500 shares of Series G exchangeable preferred stock with a value of $357,615 to Deep Down for cancellation in exchange for 1,250 shares of Series E exchangeable preferred stock valued at $945,563. The Series E Preferred Stock was valued based on the discounted value of its expected future cash flows (using a discount rate of 20%). The difference between the values of the preferred shares surrendered and the newly issued was $737,826 which is reflected in paid in capital on the accompanying consolidated balance sheet. In addition, Mr. Ritz also kept 500 shares of Series E exchangeable preferred stock he previously owned and agreed to tender his resignation from the Board.

On March 20, 2007 Deep Down issued 2,000 shares of Series E exchangeable preferred stock to John C. Siedhoff, then Chief Financial Officer, and director, valued at $1,512,901 for the surrender of his ownership of 1,500 shares of Series F convertible preferred stock valued at $1,325,773 and 500 shares of Series G exchangeable preferred stock valued at $357,616, which were returned to the transfer agent for cancellation. The Series E Preferred Stock was valued based on the discounted value of its expected future cash flows (using a discount rate of 20%).  The difference between the values of the surrendered shares and the newly issued was $170,489 which is reflected in paid in capital on the accompanying consolidated balance sheet. Deep Down has treated this as a modification of a share-based payment in accordance with the provisions of SFAS No. 123R, “Share-Based Payments”.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7:  Common Stock

Private Placement

On March 20, 2007, Deep Down completed the sale of 10,000,000 shares of common stock in a private placement for $1,000,000. A total of 1,025,000 shares were purchased by the Chief Executive Officer and director, and his wife, a Vice-President of Deep Down. The shares are restricted as defined in Rule 144 of the Securities Act of 1933 and contain a restrictive legend, which restricts the ability of the holders to sell these shares for a period of no less than one year. Funds were used to redeem certain outstanding exchangeable preferred stock and for working capital.

On May 17, 2007, the former CFO, returned 20,000,000 shares of common stock to the CEO, a director and an employee as part of a dispute between such shareholders.

Note 8:  Stock Options

Adoption of FAS 123(R)

Effective April 21, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in Deep Down’s Statement of Operations based on their fair values. Deep Down adopted the provisions of SFAS 123(R) in the first quarter of 2007. As Deep Down had no outstanding stock options at December 31, 2006, the initial adoption of SFAS 123(R) had no impact to Deep Down.

Stock Options Granted During 2007

Deep Down has a stock based compensation plan - the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”). The exercise price of the options, as well as the vesting period, is established by Deep Down’s board of directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and lives of the options granted are up to ten years. Under the Plan the total number of options permitted is 15% of issued and outstanding common shares. As of June 30, 2007, 5,500,000 options have been granted under the Plan.

In April, 2007, Deep Down issued an aggregate of 1,500,000 stock options to various consultants, of which 300,000 were issued with an exercise price of $0.30, $0.50, $0.75, $1.00, and $1.25, respectively. All of the shares underlying the stock options granted were Incentive Stock Options as defined by the Internal Revenue Code. Such options expire in five years (or earlier in the event of termination of employment) and are subject to the following vesting schedule:

•187,500 vested June 30, 2007
•187,500 vest quarterly through for the following 7 calendar quarters through March 31, 2009

Deep Down estimated that the aggregate fair value of such stock options totaled $125,850 based on the Black-Scholes option pricing model using the following estimates: 5% risk free rate, 55% volatility, expected life of 4 years and zero dividends.

Additionally, in April, 2007, Deep Down issued an aggregate of 1,000,000 stock options to various employees with an exercise price of $0.50. All of the shares underlying the stock options granted were Incentive Stock Options as defined by the Internal Revenue Code. Such options expire on July 10, 2010 (or earlier in the event of termination of employment) and are subject to the following vesting schedule:

•333,333 vest annually on April 2, 2008, 2009 and 2010

Deep Down estimated that the aggregate fair value of such stock options totaled $79,900 based on the Black-Scholes option pricing model using the following estimates: 5% risk free rate, 53.3% volatility, expected life of 3 years and zero dividends.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in May, 2007, Deep Down issued an aggregate of 3,000,000 stock options to an officer and director with an exercise price of $0.515. All of the shares underlying the stock options granted were Incentive Stock Options as defined by the Internal Revenue Code. Such options expire on August 10, 2010 (or earlier in the event of termination of employment) and are subject to the following vesting schedule:

•1,000,000 vest annually on May 31, 2008, 2009 and 2010

Deep Down estimated that the aggregate fair value of such stock options totaled $618,300 based on the Black-Scholes option pricing model using the following estimates: 5% risk free rate, 52.7% volatility, expected life of 3 years and zero dividends.

Since Deep Down does not have a sufficient trading history to determine the volatility of its own stock, it based its estimates of volatility on a representative peer group consisting of companies in the similar industry, with similar market capitalizations and similar stage of development. Deep Down is expensing all stock options on a straight line basis over their respective expected service periods. Total stock based compensation expense for the six months ended June 30, 2007 was $39,565.

Summary of Stock Options

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options)

Outstanding at December 31, 2006	-	$-
Grants	5,500,000	$0.58

Outstanding at June 30, 2007	5,500,000	$0.58	3.5	$-

Exerciseable at June 30, 2007	187,500	$0.76	4.0	$-

The following summarizes Deep Down’s outstanding options and their respective exercise prices at June 30, 2007:

Exercise Price	Number of Shares

$0.30	300,000
$0.50 - 0.52	4,300,000
$0.75	300,000
$1.00	300,000
$1.25	300,000
5,500,000

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 9:  Commitments and Contingencies

Litigation

Deep Down is from time to time involved in legal proceedings arising in the normal course of business. As of the date of this report, there are no pending or threatened legal proceedings.

Operating Leases

Deep Down leases land and buildings under two non-cancelable operating leases and is responsible for the related maintenance, insurance and property taxes. One of these leases is with a company that is wholly owned by the Chief Executive Officer and director and his wife, a Vice President and director. This lease calls for 60 monthly payments of $11,000 and began as of September, 2006.

Capital Lease

Deep Down leases a 100-ton mobile gantry crane under a non-cancelable capital lease and is responsible for the related maintenance, insurance and property taxes. The terms of the lease require Deep Down to make 84 monthly payments of $8,035 including sales tax which began March 10, 2007.

Note 10:  Earnings per share

Calculation of the numerator and denominator used in computing per share amounts is summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Numerator for basic and diluted earnings per share:
Net income	$949,466	$840,208

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	67,870,171	74,417,132

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	67,870,171	74,417,132
Effect of dilutive securities	25,929,668	25,898,273
Weighted average shares outstanding (diluted)	93,799,839	100,315,405

Note 11:  Related party transactions

Deep Down borrowed $150,000 from an officer, with no stated interest, due on demand, as of June 30, 2007 which was used for working capital purposes. Deep Down expects to pay the loan balance in full in the third quarter of 2007.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12:  Subsequent Events

Secured credit agreement

On August 7, 2007 Deep Down, Inc. entered into a $6 million secured credit agreement (the “Agreement”) with Prospect Capital Corporation to pay off bank indebtedness, redeem some of the preferred shares outstanding, payoff $150,000 owing to an officer, and to provide working capital to accelerate development of its corporate growth strategies.

The Agreement provides for a 4-year term, an annual interest rate of 15.5% with the ability to defer up to 3.0% through a PIK (paid-in-kind) feature and principal payments of $75,000 per quarter beginning September 30, 2008, with the remaining balance outstanding due August 6, 2011. Interest payments are payable monthly, in arrears, on each month end commencing on August 31, 2007.

Terms of the Agreement also include a warrant to purchase up to 4,960,585 shares of common stock at an exercise price of $0.507 per share. The warrant has a five-year term and becomes exercisable on the two-year anniversary of the financing, August 7, 2009.

Under the Agreement, Deep Down is required to meet certain covenants and restrictions, in addition to maintaining “key man” life insurance with respect to the CEO in the amount of at least $3.0 million. The financial covenants are reportable each quarter, and fluctuate over defined time frames, with the initial period being the quarters ending December 31, 2007 through June 30, 2008. Covenants include maintaining total debt to consolidated EBITDA in excess of 3.5 to 1, consolidated EBITDA to consolidated net interest expense on the total debt of 2 to 1, free cash flow to debt service of 1 to 1, and EBITDA in excess of $2,000,000 as each term is defined in the credit agreement. Other covenants include limitations on liens, transactions with affiliates, additional indebtedness and permitted investments, among others. The Company must also maintain a debt service reserve account of $375,000. Management expects changes to these covenants to accommodate additional borrowings for growth capital and acquisitions as mutually determined.

Payment of bank loans

On August 7, 2007 Deep Down paid the full balances due on the bank loans for a total of $936,073, including accrued interest through that date.

Payment of shareholder payable

On August 16, 2007 Deep Down made the initial payment of $1,400,000 under the terms of the securities redemption agreement. See Note 6.

Item 2.  Management's Discussion and Analysis

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

Corporate History

Deep Down, Inc, (“Deep Down”) a Nevada corporation, provides installation management, engineering services, support services and storage management services for the subsea controls, umbilicals & pipeline industries offshore. Deep Down also fabricates component parts for subsea distribution systems and assemblies.

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

Recent Developments

On April 2, 2007, Deep Down acquired substantially all of the assets of ElectroWave USA, Inc. a Texas corporation. Deep Down formed a wholly-owned subsidiary, ElectroWave USA, Inc. (“ElectroWave”), a Nevada corporation, to complete the acquisition. ElectroWave offers products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors.

The purchase price of $171,407 includes the payment of bank and other debts of ElectroWave and the assumption of leases of real and personal property and ongoing accounts payable in exchange for substantially all of the assets, including inventory, fixed assets and accounts receivable and the transfer of all employees. Prior to the date of acquisition, Deep Down paid $432,475 to three creditors of ElectroWave and received $261,068 of proceeds from the sale of Electrowave’s receivables. In addition, Deep Down may issue up to an aggregate of 460 shares of convertible preferred stock over the next three years, as an additional contingent purchase cost, if the operations of ElectroWave reach certain financial milestones based on net income for the fiscal years ending December 31, 2007, 2008 and 2009.

On May 15, 2007, Deep Down accepted John C. Siedhoff’s resignation from the board of directors and his resignation as Chief Financial Officer, effective April 30, 2007. On June 5, 2007, Deep Down engaged Eugene L. Butler to serve as its new Chief Financial Officer. Mr. Butler will also fill a vacancy on the board of directors. Additionally, Mary L. Budrunas was appointed to the board of directors.

During the second quarter, Deep Down executed a Securities Redemption Agreement (the “Agreement”) with the former CFO of Deep Down to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2,000,000. The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt which is reflected as other income on the income statement. Deep Down accreted the remaining discount of $1,102,385 attributable to such shares on the date of redemption. On August 16, 2007 Deep Down made the initial payment of $1,400,000 under the terms of the securities redemption agreement.

On August 7, 2007 Deep Down, Inc. entered into a $6 million secured credit agreement (the “Agreement”) with Prospect Capital Corporation to pay off bank indebtedness, redeem some of the preferred shares outstanding, payoff $150,000 owing to an officer and to provide working capital to accelerate development of its corporate growth strategies. The Agreement provides for a 4-year term, an annual interest rate of 15.5% with the ability to defer up to 3.0% through a PIK (paid-in-kind) feature and principal payments of $75,000 per quarter beginning September 30, 2008, with the remaining balance outstanding due August 6, 2011. Interest payments are payable monthly, in arrears, on each month end commencing on August 31, 2007. The Agreement requires Deep Down to maintain certain reporting and financial covenants. Terms of the Agreement also include a warrant to purchase up to 4,960,585 shares of common stock at an exercise price of $0.507 per share. The warrant has a five-year term and becomes exercisable on the two-year anniversary of the financing.

On June 21, 2007 Deep Down, Inc. entered into a non-binding Letter of Intent to purchase Mako Technologies, Inc., a Louisiana corporation for a total acquisition price of approximately $14,500,000 consisting of a combination of cash, unsecured notes, and common stock. This transaction has not been completed as of the filing of this report. Completion of this acquisition is subject to satisfactory due diligence and financing.

Recent Sales of Unregistered Securities

On March 20, 2007, Deep Down completed the sale of 10,000,000 shares of common stock in a private placement for $1,000,000. A total of 1,025,000 shares were purchased by the Chief Executive Officer, and director and his wife, a Vice-President of Deep Down. The shares are restricted as defined in Rule 144 of the Securities Act of 1933 and contain a restrictive legend, which restricts the ability of the holders to sell these shares for a period of no less than one year. Funds will be used to redeem certain outstanding exchangeable preferred stock and for working capital.

On March 20, 2007 Deep Down finalized the terms of an agreement with Daniel L. Ritz, Jr. (shareholder and director), who agreed to surrender 25,000,000 shares of common stock for $250,000 in cash (par value). The market value of those shares was $7,250,000. Additionally, he surrendered 1,500 shares of Series F convertible preferred stock with a value of $1,325,773 and 500 shares of Series G exchangeable preferred stock with a value of $357,615 to Deep Down for cancellation in exchange for 1,250 shares of Series E exchangeable preferred stock valued at $945,563. The Series E Preferred Stock was valued based on the discounted value of its expected future cash flows (using a discount rate of 20%).  The difference between the values of the preferred shares surrendered and the newly issued was $737,826 which is reflected in paid in capital on the accompanying consolidated balance sheet. In addition, Mr. Ritz also kept 500 shares of Series E exchangeable preferred stock he previously owned and agreed to tender his resignation from the Board.

On March 20, 2007 Deep Down issued 2,000 shares of Series E exchangeable preferred stock to John C. Siedhoff (Chief Financial Officer, and director) valued at $1,512,901 for the surrender of his ownership of 1,500 shares of Series F convertible preferred stock valued at $1,325,773 and 500 shares of Series G exchangeable preferred stock valued at $357,616, which were returned to the transfer agent for cancellation. The Series E Preferred Stock was valued based on the discounted value of its expected future cash flows (using a discount rate of 20%).  The difference between the values of the surrendered shares and the newly issued was $170,489 which is reflected in paid in capital on the accompanying consolidated balance sheet. Deep Down has treated this as a modification of a share-based payment in accordance with the provisions of SFAS No. 123R, “Share-Based Payments”.

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

Deep Down has developed its broad line of subsea equipment, surface equipment and offshore rig equipment primarily through internal product development efforts. In many cases, these products were developed in direct response to customer requests for solutions to critical problems in the field. We are instrumental in achieving solutions for our clients to simplify installation procedures and reduce costs.

The acquisition of ElectroWave has expanded our product lines to include products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors. ElectroWave designs, manufactures, installs, and commissions integrated PLC and SCADA based instrumentation and control systems, including ballast control and monitoring, drilling instrumentation, vessel management systems, marine advisory systems, machinery plant control and monitoring systems, and closed circuit television systems.

Product and service innovations and capabilities during the first six months of 2007 include the following highlights:

•
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

•
Successful installation of new Electrical Hydraulic Loose Tube SFLs. This new product innovation greatly extends the typical range for delivering electronic capabilities in SFLs up to 10,000 feet and reduces the need for in-field umbilicals in certain applications.

•
Successful installation of umbilical bend stiffeners on the Independence HUB has established a new standard in the BS Latcher design for ultra high bending moment applications in 8,000 foot and deeper water depths.

•	Successful completion of the relocation of the ElectroWave assets, operations and personnel to Deep Down’s headquarters during April and the commencement of operations in that location.

Results of operations

Six months ended June 30, 2007

Deep Down generated revenue of $7,243,182 for the six months ended June 30, 2007, with cost of sales of $4,545,402 for a gross profit of $2,697,780, or 37.3%. Revenues for the second quarter ended June 30, 2007 were $5,144,788, up 145% from $2,098,394 in revenue reported for the three months ended March 31, 2007. Gross profit for the second quarter ended June 30, 2007 was $1,851,475, or 36.0% of revenue, up from $846,305 in gross profit, or 40.3% of revenue, reported for the three months ended March 31, 2007. While gross profit was up 119%, gross margins declined from 40.3% to 36.0%. This decline in profit margins was due in part to increased third-party subcontracting costs incurred to meet delivery schedules on certain products. The increase in revenue resulted from the inclusion of ElectroWave revenue of approximately $950,000 during the second quarter, combined with increased activity from our offshore subsea business. Excluding Electrowave revenue, our core business was still up over 100% with revenue of approximately $4,194,788 for the three months ended June 30, 2007, compared to $2,098,394 for the three months ended March 31, 2007.

Deep Down had selling, general and administrative (“SG&A”) expenses of $1,747,331, or 24.1 % of revenue, for the six months ended June 30, 2007. SG&A expenses for the second quarter ended June 30, 2007 were $1,087,680, or 21.1% of revenue, as compared to $659,651, or 31.4 % of revenue, for the first quarter ended March 31, 2007. The increase in SG&A expense was related to the addition of ElectroWave personnel and other personnel to meet the increasing demands of the offshore subsea business. SG&A expense included approximately $438,500 of expenses for SEC, Legal, and Accounting costs related to meeting its initial filing requirements as a public company.

Interest expense for the six months ended June 30, 2007 totaled $1,508,657, of which $117,151 was cash interest expense related to bank loans and capital lease financing. The remaining non-cash interest expense of $1,391,506 was related to the accretion of the Series E and G preferred stock, including the accelerated accretion of $1,102,385 for the remaining discount on 4,000 shares of Series E preferred stock redeemed in May 2007 and the accelerated accretion of $72,799 for the remaining discount on 250 shares of Series E preferred stock redeemed in March 2007.

During the second quarter, we executed a Securities Redemption Agreement (the “Agreement”) with the former CFO of Deep Down to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2,000,000. The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt which is reflected as other income on the income statement. Deep Down accreted the remaining discount of $1,102,385 attributable to such shares on the date of redemption.

Net income for the six months ended June 30, 2007 totaled $840,208, net of tax expense of $447,363. Included in net income is a one-time gain of $2,000,000 related to the extinguishment of debt, and non-cash interest expense of $1,102,385, associated with the 4,000 shares of Series E preferred stock that was redeemed at a 50% discount to face value. Excluding this one-time gain, earnings before depreciation, interest, amortization, taxes and other non-cash charges for the three months ended June 30, 2007 was $763,795, up 309% from $186,654 for the three months ended March 31, 2007.

Liquidity and Capital Resources

During the six months ended June 30, 2007, we had operating cash flows of $427,319. Deep Down incurred capital expenditures of approximately $442,788 for equipment purchases. During the first quarter, we raised $1,000,000 from a private placement of common stock. We redeemed 250 shares of the Series E preferred stock for $250,000, and an additional $250,000 was used as part of the stock exchange agreement with a former director of Deep Down. At June 30, 2007, we had cash totaling $263,305 and working capital of $97,853 net of the accrued payable for the redemption of Series E preferred stock, which will be paid using the funds provided by the secured credit agreement.

Management believes that operating cash flows exceeds the Company’s operating costs. On August 6, 2007 Deep Down entered into a secured credit agreement for $6,000,000. These funds provided significant working capital for the growth and expansion of the business as well as for the redemption of $4,000,000 of debt related to the Series E preferred stock at a 50% discount to face value.

Sources and Uses of Cash

We use cash to pay for materials and payroll related costs to build the equipment our customers have ordered prior to receipt of related progress payments. On occasion we may use cash to sub-contract fabrication to meet specific contract deadlines. The cash provided from operations exceeds operating costs, capital expenditures and debt requirements.

Deep Down, with the $6,000,000 credit agreement, has secured adequate financing to retire the debt associated with the Series E preferred stock redemption completed in the second quarter. See “Recent Developments” above for additional discussion of the terms of the financing agreement and the preferred stock redemption. On August 16, 2007 Deep Down made the initial payment of $1,400,000 under the terms of the securities redemption agreement. Additionally, on August 7, 2007 Deep Down paid the full balances due on the bank loans for a total of $936,073, including accrued interest through that date.

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

Analysis of Cash flows

During the six months ended June 30, 2007, we had net operating cash flows of $427,319. We had net income from continuing operations of $1,287,571 for the six months ended June 30, 2007, which included non-cash expenses of depreciation of $154,221 and amortization of debt discount of $1,391,506 on the Series E and G preferred stock. While we had significant changes in various operating assets and liabilities, these changes did not have a significant impact on our operating cash flows as the impacts largely offset each other.

Deep Down had investing outflows of $633,169, consisting of the purchase of equipment of $442,788 and payment of ElectroWave debt of $432,475 and cash deficit from the purchase of ElectroWave of $18,974, which was partially offset by the sale of ElectoWave’s receivables for $261,068.

We had financing cashflows of $456,693 for the six months ended June 30, 2007. We received proceeds from a private placement offering of stock for $1,000,000, which were partially used to redeem 250 shares of Series E preferred shares for $250,000 and a cash payment to a shareholder for the cancellation of common stock totaling $250,000. Deep Down borrowed $150,000 from an officer, with no stated interest, due on demand, as of June 30, 2007 which was used for working capital purposes. Deep Down expects to pay this loan balance in full in the third quarter of 2007. Also, Deep Down entered into an 84 month capital lease for a 100-ton mobile gantry crane, where the equipment and offsetting capital lease liability of $525,000 were reflected as noncash investing and financing activities.

During the second quarter, we entered into a two year sales lease agreement with an unrelated third party. We received cash payments totaling $69,000 from the lessee during the six months ended June 30, 2007. The equipment sold and the offsetting lease receivable of $750,000 and unearned income of $96,710 were reflected as operating activities.

During the second quarter, we executed a securities redemption Agreement with the former CFO of Deep Down to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2,000,000. The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt which is reflected as other income on the income statement. Deep Down accreted the remaining discount of $1,102,385 attributable to such shares on the date of redemption.

We plan to meet our cash requirements in 2007 with cash generated from operations in addition to the $1,000,000 raised in the private placement in March 2007, and $6,000,000 from the secured credit agreement in August 2007. We will continue to expand our product line offerings, and we are projecting to spend a minimum of $250,000 to expand our rental fleet and approximately $150,000 to develop new products.

We continue to evaluate acquisitions and joint ventures in the ordinary course of business. When opportunities for business acquisitions meet our standards, we believe we will have access to capital sources necessary to take advantage of those opportunities.

Critical Accounting Policies

For a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis or Plan of Operation,” in our 2006 10-K/A under the heading “Critical Accounting Policies.”

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

As of the June 30, 2007, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective at the reasonable assurance level and in compliance with Section 404 of the Sarbanes-Oxley Act. While conducting the review of the interim financial statements as of and for the period ended June 30, 2007, our independent auditors found numerous adjustments that indicated a material weakness in our controls over financial reporting. It is our plan with additional funding to devote more resources to this very critical function.

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, we are not currently involved in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2007, Deep Down completed the sale of 10,000,000 shares of common stock in a private placement for $1,000,000. A total of 1,025,000 shares were purchased by the Chief Executive Officer, and director, and his wife, a Vice-President of Deep Down. The shares are restricted as defined in Rule 144 of the Securities Act of 1933 and contain a restrictive legend, which restricts the ability of the holders to sell these shares for a period of no less than one year. Funds were used to redeem certain outstanding exchangeable preferred stock and for working capital.

Deep Down finalized the terms of an agreement with Daniel L. Ritz, Jr. (shareholder and director), who agreed to surrender 25,000,000 shares of common stock for $250,000 in cash (par value). Additionally, he surrendered 1,500 shares of Series F convertible preferred stock and 500 shares of Series G exchangeable preferred stock to Deep Down for cancellation. For these actions, Mr. Ritz received 1,250 shares of Series E exchangeable preferred stock. In addition, Mr. Ritz kept 500 shares of Series E exchangeable preferred stock he previously owned and agreed to tender his resignation from the Board.

Deep Down issued 2,000 shares of Series E exchangeable preferred stock to John C. Siedhoff (shareholder, Chief Financial Officer, and director) for the surrender of his ownership of 1,500 shares of Series F convertible preferred stock and 500 shares of Series G exchangeable preferred stock, which were returned to the transfer agent for cancellation.

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

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	August 20, 2007
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer	August 20, 2007
Eugene L. Butler	(Principal Financial Officer)