Form 10QSB
period 2007-09-30
Deep Down, Inc.
filed 2007-11-14
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007; or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12 (g) of the Act: Common Stock $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑   No ☐

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At November 13, 2007, the issuer had outstanding 78,302,452 shares of Common Stock, par value $0.001 per share.

Transitional Small Business Disclosure Format: Yes ☐   No ☑

DEEP DOWN, INC.
Report on Form 10-QSB

For the Quarter Ended September 30, 2007

INDEX

PART I – FINANCIAL INFORMATION

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

Item 1.  Financial Statements

Deep Down, Inc.
Consolidated Balance Sheets
(unaudited)
	September 30, 2007	December 31, 2006
Assets
Cash and equivalents	$687,436	$12,462
Restricted cash	375,000	-
Accounts receivable, net of allowance of $14,447 and $81,809	3,388,058	1,264,228
Prepaid expenses and other current assets	108,069	11,488
Inventory	100,487	145,487
Finished goods	515,601	-
Lease receivable, short term	414,000	-
Work in progress	1,935,643	916,485
Total current assets	7,524,294	2,350,150
Property and equipment, net	1,760,888	845,200
Other assets, net of accumulated amortization of $15,988 and $0	809,424	-
Lease receivable, long term	276,500	-
Goodwill	7,279,075	6,934,213

Total assets	$17,650,181	$10,129,563

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$3,598,562	$816,490
Deferred revenue	-	190,000
Other current liabilities	74,480	-
Shareholder payable	560,000	-
Current portion of long-term debt	-	410,731

Total current liabilities	4,233,042	1,417,221
Long-term debt, net of accumulated discount of $1,605,784 and $0	4,885,893	757,617
Series E redeemable exchangeable preferred stock, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
1,750 and 5,000 issued and outstanding, respectively	1,365,975	3,486,376

Series G redeemable exchangeable preferred stock, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
0 and 1,000 issued and outstanding, respectively	-	697,275
Total liabilities	10,484,910	6,358,489

Temporary equity:
Series D redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
5,000 issued and outstanding	4,419,244	4,419,244
Series F redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate of all series of Preferred stock
0 and 3,000 issued and outstanding, respectively	-	2,651,547
Total temporary equity	4,419,244	7,070,791

Stockholders' equity:
Series C convertible preferred stock, $0.001 par value, 7% cumulative dividend, authorized 10,000,000 aggregate shares of all series of Preferred stock
22,000 shares issued and outstanding	22	22
Common stock, $0.001 par value, 490,000,000 shares authorized, 70,120,171
and 82,870,171 shares issued and outstanding, respectively	70,120	82,870
Paid in capital	4,939,525	(82,792)
Retained earnings	(2,263,640)	(3,299,817)
Total stockholders' equity	2,746,027	(3,299,717)
Total liabilities and stockholders' equity	$17,650,181	$10,129,563

See accompanying notes to unaudited consolidated financial statements.

Deep Down, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2007
(unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Revenues	$4,885,555	$12,128,737
Cost of sales	3,552,599	8,098,001

Gross profit	1,332,956	4,030,736

Operating expenses:
Selling, general & administrative	949,376	2,712,997
Depreciation	93,282	247,503

Total operating expenses	1,042,658	2,960,500

Operating income	290,298	1,070,236

Other income (expense):
Gain on disposal of assets	15,052	15,052
Gain on debt extinguishment	-	2,000,000
Interest income	32,645	48,935
Interest expense	(241,639)	(1,750,296)

Total other income	(193,942)	313,691

Income from continuing operations	96,356	1,383,927

Income tax benefit (expense)	99,613	(347,750)
Net income	$195,969	$1,036,177

Basic earnings per share	$-	$0.01
Shares used in computing basic per share amounts	68,285,932	72,210,830

Diluted earnings per share	$-	$0.01
Shares used in computing diluted per share amounts	100,307,773	100,584,062

See accompanying notes to unaudited consolidated financial statements.

Deep Down, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007
(unaudited)

Cash flows from operating activities:

Net income	$1,036,177

Adjustments to reconcile net income to net cash
used in operating activities:
Gain on extinguishment of debt	(2,000,000)
Depreciation	247,503
Gain on disposal of equipment	7,948
Bad debt expense	16,305
Share-based compensation	113,480
Amortization of debt discount	1,427,960
Amortization of deferred financing costs	15,988

Changes in assets and liabilities:
Lease receivable	(788,520)
Accounts receivable	(2,006,548)
Prepaid expenses and other current assets	(96,581)
Inventory	45,000
Finished goods	(515,601)
Construction in progress	(913,435)
Accounts payable and accrued liabilities	2,072,684
Deferred revenue	(190,000)

Net cash used in operating activities	$(1,527,640)

Cash flows from investing activities:
Cash paid for third party debt	(432,475)
Cash received from sale of ElectroWave receivables	261,068
Cash deficit acquired in acquisition of a business	(18,974)
Restricted cash	(375,000)
Purchases of equipment	(600,636)

Net cash used in investing activities	$(1,166,017)

Cash flows from financing activities:
Proceeds from sales-type lease	172,500
Borrowings on debt - related party	(150,000)
Payments on debt - related party	150,000
Borrowings on long-term debt	6,000,000
Creation of debt discount due to lender's fees	(180,000)
Payments of deferred financing fees	(442,198)
Payments of long-term debt	(2,641,671)
Proceeds from sale of common stock, net of expenses	960,000
Payment for cancellation of common stock	(250,000)
Redemption of preferred stock	(250,000)

Net cash provided by financing activities	$3,368,631

Change in cash and equivalents	$674,974

Cash and equivalents, beginning of year	$12,462

Cash and equivalents, end of period	$687,436

See accompanying notes to unaudited consolidated financial statements.

Deep Down, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007
(unaudited)

Supplemental schedule of noncash investing
and financing activities:
Acquisition of a business	$(190,381)
Exchange of receivables for acquisition of a business	$171,407
Fixed assets purchased with capital lease	$525,000
Exchange of preferred stock	$3,366,778
Redemption of preferred stock	$3,685,463
Creation of debt discount due to warrants issued to lender	$1,479,189
Creation of deferred financing fee due to warrants issued to third party	$113,120
Correction of common stock par value to paid in capital	$114,750

Supplemental Disclosures:
Cash paid for interest	$306,349
Cash paid for taxes	$14,970

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

On June 29, 2006, Subsea Acquisition Corporation (“Subsea”) was formed with the intent to acquire service providers to the offshore industry, and designers and manufacturers of subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. On November 21, 2006, Subsea acquired Deep Down, Inc, a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down, Inc.’s shareholders transferred ownership of all of Deep Down, Inc.’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down, Inc. becoming a wholly owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, with the surviving company operating as Deep Down, Inc. The purchase price was based on the fair value of the Series D and E Preferred stock of $7,865,471.

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

Basis of Presentation

All accounts of Deep Down and its wholly-owned subsidiaries are included in the consolidated financial statements for the appropriate periods. All significant inter-company transactions and accounts have been eliminated in consolidation. Since Deep Down was formed on June 29, 2006, comparative financial statements are not presented.

The accompanying unaudited financial statements as of September 30, 2007 and for the nine months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of Deep Down’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2006 and for the period then ended included in Deep Down’s annual report on Form 10-KSB/A for the period ended December 31, 2006.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management in conjunction with the estimated useful lives of fixed assets and the valuation of preferred stock.   Actual results could differ from these estimates. Certain prior period amounts have been revised to conform to the current period presentation.  During the course of preparing the unaudited financial statements as of September 30, 2007, Deep Down discovered that it had erroneously recorded and reflected the par value of its common stock as $0.01.  Since the correction of this error resulted in a reclass within equity between common stock and additional paid in capital totaling $745,832 as of December 31, 2006 and $(114,750) as of September 30, 2007, Deep Down did not consider the need to restate its previously issued financial statements.

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

		Principal	Unearned income
Minimum lease payments receivable	$828,000
Estimated residual value of leased property	35,000
	863,000	863,000	(113,000)
Less: Unearned interest income	(113,000)
Net investment in sales-type leases	750,000
Net payments received	(133,980)	(172,500)	38,520
Lease balance September 30, 2007	$616,020	$690,500	$(74,480)
Current portion		$414,000	$(74,480)
Long-term portion		$276,500

Note 3: Property and Equipment

Property and equipment consisted of the following as of September 30, 2007:

	September 30, 2007	December 31, 2006
Building	$169,464	$46,474
Furniture and fixtures	18,706	11,806
Vehicles and trailers	72,662	66,662
Leasehold improvements	75,149	-
Equipment	1,698,772	747,419
Total	2,034,753	872,361
Less: Accumulated depreciation	(273,865)	(27,161)
Property and equipment, net	$1,760,888	$845,200

In February 2007, Deep Down entered into a capital lease transaction for the lease of a 100-ton mobile gantry crane valued at $525,000, which is included with Equipment above.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4:  Purchase Accounting

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

Purchase Price:
Cash paid for third party debt	$432,475
Cash received from sale of ElectroWave receivables	(261,068)
Cash purchase price	171,407

Accounts receivable	$133,587
Construction in progress	105,723
Property, plant and equipment, net	45,502
Capitalized R&D assets	270,094
Goodwill	344,862
Total assets acquired	$899,768

Cash deficit	18,974
Accrued liabilities	709,387
Total liabilities acquired	$728,361
Net assets acquired	$171,407

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

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Long-Term Debt

At September 30, 2007 long-term debt consisted of the following:

September 30, 2007
Secured credit agreement with an investment firm
quarterly principal payments of $75,000 beginning
September 30, 2008; monthly interest payments,
interest fixed at 15.5%; balance due August 2011;
secured by all assets	$6,000,000
Debt discount, net of amortization of $53,405	(1,605,784)
Total secured credit agreement	4,394,216

Capital lease of equipment, monthly lease payments,
interest imputed at 11.2%	491,677
Total long-term debt	4,885,893
Current portion of long-term debt	-
Long-term debt, net of current portion	$4,885,893

Secured credit agreement

On August 6, 2007 Deep Down, Inc. entered into a $6 million secured credit agreement (the “Agreement”) with Prospect Capital Corporation to pay off bank indebtedness, redeem some of the preferred shares outstanding, payoff $150,000 owing to an officer, and to provide working capital to accelerate development of its corporate growth strategies.   Indebtedness through the Agreement is secured by all of Deep Down’s assets.

The Agreement provides for a 4-year term, an annual interest rate of 15.5% with the ability to defer up to 3.0% through a PIK (paid-in-kind) feature and principal payments of $75,000 per quarter beginning September 30, 2008, with the remaining balance outstanding due August 6, 2011. Interest payments are payable monthly, in arrears, on each month end commencing on August 31, 2007.  Interest paid through September 30, 2007 was $139,500.  Deep Down paid the full 15.5% and did not exercise the PIK feature for the three month period ending September 30, 2007.

Terms of the Agreement also include a detachable warrant to purchase up to 4,960,585 shares of common stock at an exercise price of $0.507 per share.  The warrant has a five-year term and becomes exercisable on the two-year anniversary of the financing, August 6, 2009.  The proceeds of the debt were allocated to the warrants based on its estimated relative fair value at the measurement date of when the final agreement was signed and announced and reflected as a discount to the debt.  Although the terms of the warrant were agreed to on May 24, 2007, the measurement date for valuation was determined to be the date of closing of the Prospect financing.  The relative fair value of the warrant was estimated to be $1,479,189 based on the Black Scholes pricing model.  The assumptions used in the model included (1) expected volatility of 52.7%, (2) expected term of 3.5 years, (3) discount rate of 5% and (4) zero expected dividends.   Provisions in the warrant agreement allow for a cashless exercise provision, not to exceed 2% of outstanding common stock at the time of exercise.

Additionally, Deep Down pre-paid $180,000 in points to the lender which was treated as a discount to the note.   The discount associated with the value of the warrants and the pre-paid points are being amortized into interest expense over the life of the note agreement using the effective interest method.   A total of $53,405 has been amortized into interest expense through September 30, 2007.

In connection with the warrant, Deep Down entered into a registration rights agreement where the holder has certain demand registration rights in the future.  There are no stipulated liquidated damages in the agreement.  The company evaluated the warrants and the registration rights agreement for liability treatment under SFAS 133 and EITF 00-19 and determined that the warrants and registration rights did not meet the definition of a liability under the authoritative guidance.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under the Agreement, Deep Down is required to meet certain covenants and restrictions, in addition to maintaining “key man” life insurance with respect to the CEO in the amount of at least $3.0 million.  The financial covenants are reportable each quarter, and fluctuate over defined time frames, with the initial period being the quarters ending December 31, 2007 through June 30, 2008.  Covenants include maintaining total debt to consolidated EBITDA below 3.5 to 1, consolidated EBITDA to consolidated net interest expense on the total debt greater than 2 to 1, free cash flow to debt service greater than 1 to 1, and EBITDA in excess of $2,000,000 (annual calculation only) as each term is defined in the credit agreement.  Other covenants include limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.  The Company must also maintain a debt service reserve account of $375,000 which is reflected as restricted cash on the balance sheet.  Management expects changes to these covenants to accommodate additional borrowings for growth capital and acquisitions as mutually determined.

Deep Down capitalized a total of $555,318 in deferred financing costs related to this agreement.  Of this amount, $442,198 was paid in cash to various third parties related to the financing, and the remainder of $113,120 represents the Black Scholes valuation of warrants issued to one of these third party vendors.  The warrant is a detachable warrant to purchase up to 320,000 shares of common stock at an exercise price of $0.75 per share (calculated as the volume weighted average closing price of the common stock for the ten days immediately preceding the closing of the Prospect financing which took place on August 6, 2007).  The warrant has a five-year term and becomes exercisable on the two-year anniversary of the financing, August 6, 2009.  The assumptions used in the Black Scholes model included (1) expected volatility of 52.7%, (2) expected term of 3.5 years, (3) discount rate of 5% and (4) zero expected dividends.   The deferred financing cost is being amortized using the effective interest method over the term of the note.  A total of $15,988 of deferred financing cost was amortized into interest expense through September 30, 2007.

Payment of bank loans and accounts receivable factoring arrangement

On August 7, 2007 Deep Down paid the remaining balances due on the bank loans for a total of $936,073, including accrued interest through that date. Total principal payments on these loans for the nine months ended September 30, 2007 were $1,168,348. As of September 30, 2007, Deep Down is no longer factoring accounts receivable with this bank. As of the balance sheet date a small amount of factored receivables remained, which have been paid during the fourth quarter of 2007.

Payment of shareholder payable

During the third quarter of 2007, Deep Down made the initial payment of $1,400,000 under the terms of the securities redemption agreement, and 2 payments of $20,000 each.  The final balance due of $560,000 was paid with common stock on October 2, 2007.  See Notes 6 and 13.

Capital lease

In February 2007, Deep Down purchased under a seller-financed capital lease, a 100-ton mobile gantry crane and related equipment.  The equipment was delivered and placed into service in March, 2007.  In accordance with Financial Accounting Standards Board SFAS 13 “Accounting for Leases” as amended, the lease was capitalized and the lease obligation and related assets recognized on Deep Down’s consolidated balance sheet.  The total value of the lease payments discounted at an 11.2% interest rate, or $525,000, was capitalized.  The off-setting lease obligation is $491,677 at September 30, 2007.

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

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deep Down has been accreting this original issue discount using the effective interest method.  Interest expense related to the accretion of the original issue discount totaled $(16,950) and $1,376,114 for the three and nine months ended September 30, 2007. The nine month total includes the accelerated accretion of approximately $1,017,707 to accrete to face value 4,000 shares of Series E preferred stock that were redeemed during the quarter ended June 30, 2007.  The three month total includes an adjustment to the accretion booked in the second quarter of $(82,290) for the 4,000 shares redeemed.   The nine month total also includes the accelerated accretion of approximately $72,799 to accrete to face value 250 shares of Series E preferred stock that were redeemed during the quarter ended March 31, 2007.

On September 13, 2007, Deep Down redeemed 2,250 shares owned by the Chief Executive Officer and director, and his wife, a Vice-President of Deep Down.  The Preferred Series E were redeemed for 2,250,000 shares of common stock at the closing price of $0.655 totaling $1,473,750.  Since the shareholders are related parties, no accretion interest was recorded related to the redemption.  The difference between the carrying value of the Series E shares of $1,685,463 and the common stock market value was recorded to Paid in Capital.

In May 2007, Deep Down executed a Securities Redemption Agreement (the “Agreement”) with a stockholder (the former CFO of Deep Down) to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2,000,000.  The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt which is reflected in other income.  Deep Down accreted the remaining discount of $1,017,707 attributable to such shares on the date of redemption.  The shareholder placed all 4,000 shares into an escrow account as of the execution of this agreement. Terms of the payment to the shareholder are: 2,800 shares at $500 for a total of $1,400,000 paid in August, 2007, with the remaining shares to being redeemed monthly beginning August 31, 2007 at a rate of 40 shares at $500 per share, or $20,000 per month.  The final balance outstanding of $560,000 was paid with common stock subsequent to September 30, 2007 (see Note 13).  The amounts are reflected as a current payable to shareholder on the accompanying balance sheets.

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

The unamortized discounts related to the Series E and Series G preferred stock were as follows:

	September 30, 2007	December 31, 2006
Series E preferred stock - face value at $1,000 per share	$1,750,000	$5,000,000
Less unamortized discount	(384,025)	(1,513,624)
Balance net of unamortized discount	$1,365,975	$3,486,376

Series G preferred stock - face value at $1,000 per share	-	1,000,000
Less unamortized discount	-	(302,725)
Balance net of unamortized discount	$-	$697,275
	$1,365,975	$4,183,651

A summary of Series E and Series G preferred stock transactions follows:

	Series E	Series G
Outstanding at December 31, 2006	5,000	1,000
Shares issued	3,250	-
Shares redeemed	(6,500)	(1,000)
Outstanding at September 30, 2007	1,750	-

See Note 13 for additional information regarding redemption of Series E preferred stock subsequent to September 30, 2007.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 13, 2007, Deep Down redeemed 2,250 shares of Series E preferred stock owned by the Chief Executive Officer and director, and his wife, a Vice-President of Deep Down.  The Series E preferred shares were redeemed for 2,250,000 shares of common stock at the closing price of $0.66.  See Note 6.

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

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options Granted During 2007

Deep Down has a stock based compensation plan - the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”). The exercise price of the options, as well as the vesting period, is established by Deep Down’s board of directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and lives of the options granted are up to ten years. Under the Plan the total number of options permitted is 15% of issued and outstanding common shares. As of September 30, 2007, 5,500,000 options have been granted under the Plan.

In April, 2007, Deep Down issued an aggregate of 1,500,000 stock options to various consultants, of which 300,000 were issued with an exercise price of $0.30, $0.50, $0.75, $1.00, and $1.25, respectively.   All of the shares underlying the stock options granted were Incentive Stock Options as defined by the Internal Revenue Code.  Such options expire in five years (or earlier in the event of termination of services) and are subject to the following vesting schedule:

• 187,500 vested on June 30, 2007 and September 30, 2007
• 187,500 vest quarterly through for the following 6 calendar quarters through March 31, 2009

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

• 333,333 vest annually on April 2, 2008, 2009 and 2010

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

• 1,000,000 vest annually on May 31, 2008, 2009 and 2010

Deep Down estimated that the aggregate fair value of such stock options totaled $618,300 based on the Black-Scholes option pricing model using the following estimates:  5% risk free rate, 52.7% volatility, expected life of 3 years and zero dividends.

Since Deep Down does not have a sufficient trading history to determine the volatility of its own stock, it based its estimates of volatility on a representative peer group consisting of companies in the similar industry, with similar market capitalizations and similar stage of development.  Deep Down is expensing all stock options on a straight line basis over their respective expected service periods.  Total stock based compensation expense for the three and nine months ended September 30, 2007 was $73,915 and $113,480 respectively.

The unamortized portion of the estimated fair value of these stock options is $710,570 at September 30, 2007.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Stock Options

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options)
Outstanding at December 31, 2006	-	$-
Grants	5,500,000	$0.58
Outstanding at September 30, 2007	5,500,000	$0.58	3.5	$1,900,000
Exerciseable at September 30, 2007	375,000	$0.76	4.5	$86,250

The following summarizes Deep Down’s outstanding options and their respective exercise prices at September 30, 2007:

Exercise Price	Number of Shares
$0.30	300,000

$0.50 - 0.52	4,300,000

$0.75	300,000

$1.00	300,000

$1.25	300,000

5,500,000

On August 6, 2007, as part of the secured financing agreement described in Note 5, Deep Down issued 4,960,585 warrants to its creditor.  All warrants were issued with an exercise price of $0.507, expire in five years (or earlier in the event of termination) and vest on the second anniversary of the agreement.  The aggregate relative fair value of such warrants (excluding estimated forfeitures) was approximately $1,479,189 based on the Black-Scholes option pricing model using the following estimates:  5% risk free rate, 52.7% volatility, and an expected life of 3.5 years.

Additionally, related to the secured financing agreement described in Note 5, Deep Down issued warrants to a third party related to the financing.  The warrant is a detachable warrant to purchase up to 320,000 shares of common stock at an exercise price of $0.75 per share (calculated as the volume weighted average closing price of the common stock for the ten days immediately preceding the closing of the Prospect financing which took place on August 6, 2007).  The warrant has a five-year term and becomes exercisable on the two-year anniversary of the financing, August 6, 2009.  The assumptions used in the Black Scholes model included (1) expected volatility of 52.7%, (2) expected term of 3.5 years, (3) discount rate of 5% and (4) zero expected dividends.

A summary of warrant transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options)
Outstanding at December 31, 2006	-	$-
Grants	5,280,585	$0.51
Outstanding at September 30, 2007	5,280,585	$0.52	4.8	$1,997,510
Exerciseable at September 30, 2007	-	$-	-	$-

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 The following summarizes Deep Down’s outstanding warrants and their respective exercise prices at September 30, 2007:

Exercise Price	Number of Shares
$0.50 - 0.52	4,960,585
$0.75	320,000
5,280,585

Note 9: Commitments and Contingencies

Litigation

Deep Down is from time to time involved in legal proceedings arising in the normal course of business. As of the date of this report, there are no pending or threatened legal proceedings.

Note 10: Earnings per share

Calculation of the numerator and denominator used in computing per share amounts is summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Numerator for basic and diluted earnings per share:
Net income	$195,969	$1,036,177

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	68,285,932	72,210,830

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	68,285,932	72,626,591
Effect of dilutive securities	32,021,841	27,957,471
Weighted aversage shares outstanding (diluted)	100,307,773	100,584,062

Note 11:  Related party transactions

Deep Down borrowed $150,000 from an officer, with no stated interest, due on demand, as of June 30, 2007 which was used for working capital purposes.  Deep Down paid the loan balance in full during the third quarter of 2007.

On September 13, 2007, Deep Down redeemed 2,250 shares of Series E preferred stock owned by the Chief Executive Officer and director, and his wife, a Vice-President of Deep Down.  The Series E preferred shares were redeemed for 2,250,000 shares of common stock at the closing price of $0.655.  See Note 6.

Note 12 — Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The effect of adoption of FIN 48 did not have a material impact on Deep Down’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value within GAAP and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Deep Down does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.

DEEP DOWN, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Deep Down does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition, results of operations or cash flows.

Note 13:  Subsequent Events

Letter of intent to purchase Mako Technologies

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

Payment of shareholder payable

On October 2, 2007, Deep Down made the final payment of $560,000 under the terms of the securities redemption and shareholder payable agreement by issuing 543,689 shares of common stock at the closing price of $1.03.

Preferred Series E redemption

On October 2, 2007, Deep Down exchanged 1,250 shares ($1,250,000 aggregate face value) of Series E Redeemable Exchangeable Preferred Stock for 1,213,592 shares of common stock at the closing price of $1.03 per share.  Deep Down accreted the remaining discount of $260,520 attributable to such shares on the date of redemption.

Private placement

On October 12, 2007, Deep Down closed an agreement with Ironman Energy Capital, L.P. for a private placement of 3,125,000 shares of common stock of the company at $0.96 per share, or $3,000,000 in the aggregate, in an agreement reached on October 2, 2007 when the closing price was $1.03 per share.

In connection with this private placement, the Deep Down entered into registration rights agreement where upon demand registration by the holder after December 31, 2008, Deep Down could be subjected to liquidated damages in the amount of 1% of the proceeds for every 30 days a registration statement is not declared effective. Deep Down is currently evaluating the probability of incurring these liquidated damages as a contingent liability and not yet determined the potential impact on the financial statements.

Preferred Series C redemption

During October 2007, 16,500 shares of Series C convertible preferred stock were converted into 3,300,000 shares of common stock.   After the redemptions 5,500 shares of Series C convertible preferred stock, convertible into 1,100,000 shares of common stock, remain outstanding.

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

During the second quarter, Deep Down executed a Securities Redemption Agreement (the “Agreement”) with the former CFO of Deep Down to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2,000,000.  The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt which is reflected as other income on the income statement.  Deep Down accreted the remaining discount of $1,102,385 attributable to such shares on the date of redemption.  On August 16, 2007 Deep Down made the initial payment of $1,400,000 under the terms of the securities redemption agreement, and 2 payments of $20,000 each were made during August and September 2007.  The final balance due of $560,000 was paid with common stock on October 2, 2007.

On August 6, 2007 Deep Down, Inc. entered into a $6 million secured credit agreement (the “Agreement”) with Prospect Capital Corporation to pay off bank indebtedness, redeem some of the preferred shares outstanding, payoff $150,000 owing to an officer and to provide working capital to accelerate development of its corporate growth strategies. The Agreement provides for a 4-year term, an annual interest rate of 15.5% with the ability to defer up to 3.0% through a PIK (paid-in-kind) feature and principal payments of $75,000 per quarter beginning September 30, 2008, with the remaining balance outstanding due August 6, 2011. Interest payments are payable monthly, in arrears, on each month end commencing on August 31, 2007.  The Agreement requires Deep Down to maintain certain reporting and financial covenants.  Terms of the Agreement also include a warrant to purchase up to 4,960,585 shares of common stock at an exercise price of $0.507 per share.  The warrant has a five-year term and becomes exercisable on the two-year anniversary of the financing. The aggregate relative fair value of such warrants (excluding estimated forfeitures) was approximately $1,479,189 based on the Black-Scholes option pricing model.

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

Product and service innovations and capabilities during the first nine months of 2007 include the following highlights:

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

•	Successful completion of the relocation of the ElectroWave assets, operations and personnel to Deep Down’s headquarters during April and the commencement of operations in that location.

•	Completed and installed Active Have Compensated In-Line Winch System for offshore deepwater use.

Results of operations

Nine months ended September 30, 2007

Deep Down generated revenue of $12,128,737 for the nine months ended September 30, 2007, with cost of sales of $8,098,001 for a gross profit of $4,030,736, or a 33% gross margin.  Revenue included ElectroWave revenue of approximately $2.0 million, combined with increased activity from our offshore subsea business, including the delivery of launch and recovery systems; loose tube steel flying leads; winch system refurbishments; and an active heave compensated in-line winch system.  In addition, we experienced increased levels of service activity related to installations and recoveries of subsea equipment.  Gross margins were impacted by increased engineering and other costs associated with new product development, including our new line of Proteus™ custom-engineered active heave compensated in-line winches, deep water rated (4000 meter) launch and retrieval systems, and other products in development. Management expects gross margins on these products to increase on future orders.

Deep Down had selling, general and administrative (“SG&A”) expenses of $2,712,997, or 19 % of revenue, for the nine months ended September 30, 2007. SG&A expense included approximately $533,560 related to the addition of ElectroWave, purchased in April 2007.  Additionally, we incurred increasing personnel related costs to meet the increasing demands of the offshore subsea business.  SG&A expense included approximately $623,763 of expenses for SEC, Legal, and Accounting costs related to meeting its initial filing and ongoing review requirements as a public company.

Interest expense for the nine months ended September 30, 2007 totaled $1,750,296, of which $306,349 was cash interest expense related to bank loans and capital lease financing. We incurred non-cash interest expense of $1,374,555 related to the accretion of the Series E and G preferred stock, including the accelerated accretion of $1,017,707or the remaining discount on 4,000 shares of Series E preferred stock redeemed in May 2007 and the accelerated accretion of $72,799 for the remaining discount on 250 shares of Series E preferred stock redeemed in March 2007.  Additionally, we amortized $53,405 in debt discount and $15,988 of deferred financing fees related to the $6.0 million credit agreement.

During the second quarter, we executed a Securities Redemption Agreement (the “Agreement”) with the former CFO of Deep Down to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2,000,000.  The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt which is reflected as other income on the income statement.  Deep Down accreted the remaining discount of $1,017,707 attributable to such shares on the date of redemption.

Net income for the nine months ended September 30, 2007 totaled $1,036,177, net of tax expense of $347,750.  Excluding the one-time gain on debt extinguishment discussed above and non-cash interest and stock based compensation charges, earnings before depreciation, interest, amortization, taxes and other non-cash charges (“EBITDA”) for the nine months ended September 30, 2007 was $1,431,219.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, we continued to strengthen the balance sheet with conversions of Series E, F and G preferred stock to common stock.  We raised $1,000,000 from a private placement of common stock in March 2007.  With the profitable growth of our business, our working capital position continues to strengthen, and our liquidity ratios are improving dramatically.  We had operating income of $1,070,236, and we incurred capital expenditures of $600,636 for equipment purchases.

On August 6, 2007 Deep Down entered into a secured credit agreement for $6,000,000.  These funds provided significant working capital for the growth and expansion of the business as well as for the redemption of $4,000,000 of debt related to the Series E Preferred stock at a 50% discount to face value or $1,400,000 cash and $560,000 shareholder payable.  In October 2007 we satisfied this obligation with 543,689 shares of stock with a market value of $560,000 at closing.

At September 30, 2007, we had cash totaling $687,436 plus restricted cash of $375,000 and working capital of $3,758,919 net of the accrued payable for the redemption of Series E preferred stock, which was paid using common stock in October 2007.  In October, 2007, we raised $3,000,000 through a private placement of our common stock.  Management believes that the Company has adequate capital resources, combined with its cash position and cashflow from operations to meet the Company’s current operating requirements.

Sources and Uses of Cash

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

Deep Down, with the $6,000,000 credit agreement, has secured adequate financing to retire the debt associated with the Series E preferred stock redemption completed in the second quarter.  See “Recent Developments” above for additional discussion of the terms of the financing agreement and the preferred stock redemption.  During the third quarter of 2007, Deep Down made the initial payment of $1,400,000 and 2 payments of $20,000 each, under the terms of the securities redemption agreement, with the final balance due of $560,000 paid during the fourth quarter of 2007 using common stock. Additionally, during the third quarter of 2007, Deep Down paid the full balances due on the bank loans for a total of $936,073, including accrued interest through that date.

Deep Down has completed a private placement offering of 3,125,000 shares of common stock of the company at $0.96 per share, or $3,000,000 in the aggregate, in an agreement reached on October 2, 2007.  This cash provides the Company with the ability to continue its growth.

We believe we have raised sufficient capital to finance our growth, and we may seek sources of financing to expand our product development efforts and pursue strategic acquisitions.  Additionally, unanticipated events may negatively impact our ability to increase revenue-generating activities and we may need to obtain future sources of financing to continue existing operations.  Such future sources may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments.  There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

Analysis of Cash flows

During the nine months ended September 30, 2007, we had net operating cash outflows of $(1,527,640).  We had net income from continuing operations of $1,383,927 for the nine months ended September 30, 2007, which included non-cash expenses of depreciation of $247,503 and amortization of debt discount of $1,374,555 on the Series E and G preferred stock and $53,405 related to the $6.0 million credit agreement debt discount. In connection with the redemption of Series E Preferred Shares, the discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt of $2.0 million.  Also, we substantially completed a large contract during the third quarter of 2007 and therefore recognized $270,000 in deferred revenue related to this job.  While we had significant changes in various operating assets and liabilities, these changes did not have a significant impact on our operating cash flows as the impacts largely offset each other.

Deep Down had investing outflows of $1,166,017, consisting of the purchase of equipment of $600,636 and payment of ElectroWave debt of $432,475 and cash deficit from the purchase of ElectroWave of $18,974, which was partially offset by the sale of ElectoWave’s receivables for $261,068.  Also, in connection with the $6.0 million credit agreement, we are required to maintain a $375,000 cash reserve balance.

We had financing cashflows of $3,368,631 for the nine months ended September 30, 2007.  We received proceeds from a private placement offering of stock for $1,000,000, which were partially used to redeem 250 shares of Series E preferred shares for $250,000 and a cash payment to a shareholder for the cancellation of common stock totaling $250,000.  Deep Down borrowed $150,000 from an officer, with no stated interest, due on demand, as of September 30, 2007 which was used for working capital purposes and paid during the third quarter with proceeds of the $6.0 million credit agreement.  Also, Deep Down entered into an 84 month capital lease for a 100-ton mobile gantry crane, where the equipment and offsetting capital lease liability of $525,000 were reflected as noncash investing and financing activities.

During the second quarter, we entered into a two year sales lease agreement with an unrelated third party for a launch and retrieval system made by the Company.  We received cash payments totaling $172,500 from the lessee during the nine months ended September 30, 2007.  The equipment sold and the offsetting lease receivable of $750,000 and unearned income of $96,710 were reflected as operating activities.

During the third quarter of 2007, Deep Down made the initial payment of $1,400,000 and 2 payments of $20,000 each, under the terms of the securities redemption agreement.  Additionally, during nine months ended September 30, 2007, Deep Down paid the remaining balances due on the bank loans for a total of $1,168,348, net of interest expense, and made principal payments of $33,323 on the capital lease payable during that same period.

We plan to meet our cash requirements in 2007 with cash generated from operations in addition to the $4,000,000 raised in the private placements in March and October 2007, and $6,000,000 from the secured credit agreement in August 2007. We will continue to expand our product line offerings, and we are projecting to spend a minimum of $250,000 to expand our rental fleet and approximately $150,000 to develop new products.

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

As of the September 30, 2007, (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective at the reasonable assurance level and in compliance with Section 404 of the Sarbanes-Oxley Act.   While conducting the review of the interim financial statements as of and for the period ended September 30, 2007, our independent auditors found numerous adjustments that indicated a material weakness in our controls over financial reporting.  It is our plan with additional funding to devote more resources to this very critical function.

To the best of our knowledge and belief, there has been no change in our internal controls over financial reporting during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II – OTHER INFORMATION

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

On September 13, 2007, Deep Down redeemed 2,250 shares of Series E preferred stock owned by the Chief Executive Officer and director, and his wife, a Vice-President of Deep Down.  The Series E preferred shares were redeemed for 2,250,000 shares of common stock at the closing price of $0.66.

On October 2, 2007, Deep Down exchanged 1,250 shares ($1,250,000 aggregate face value) of Series E Redeemable Exchangeable Preferred Stock for 1,213,592 shares of common stock at the closing price of $1.03 per share.

On October 12, 2007, Deep Down closed an agreement with Ironman Energy Capital, L.P. for a private placement of 3,125,000 shares of common stock of the company at $0.96 per share, or $3,000,000 in the aggregate, in an agreement reached on October 2, 2007 when the closing price was $1.03 per share.

During October 2007, 16,500 shares of Series C convertible preferred stock were converted into 3,300,000 shares of common stock.

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

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	November 14, 2007
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer	November 14, 2007
Eugene L. Butler	(Principal Financial Officer)