Form 10KSB
period 2007-12-31
Deep Down, Inc.
filed 2008-04-01
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The issuer’s revenues for the year ended December 31, 2007 were $19,389,730.

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of March 28, 2008 (based on the closing price on that date) was approximately $86,166,945.

At March 28, 2008, the issuer had outstanding 111,905,124 shares of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders for the year ending December 31, 2007  have been incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes [_] No [X]

TABLE OF CONTENTS

PART I

Item 1	Description of Business	4
Item 2	Description of Property	13
Item 3	Legal Proceedings	13
Item 4	Submission of Matters to a Vote of Security Holders	13

PART II

Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	14
Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7	Financial Statements	26
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item 8A	Controls and Procedures	27
Item 8B	Other Information	28

PART III

Item 9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance	25
Item 10	Executive Compensation	29
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 12	Certain Relationships and Related Transactions, and Director Independence	30
Item 13	Exhibits	30
Item 14	Principal Accountant Fees and Services	30

Forward-Looking Information

Unless otherwise indicated, the terms “Deep Down, Inc.”, “Deep Down”, “Deep Down Nevada”, “Company,” “we,” “our” and “us” are used in this report to refer to Deep Down, Inc., a Nevada corporation, to one or more of our consolidated subsidiaries or to all of them taken as a whole.

In this Annual Report on Form 10-KSB document, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto.

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

PART I

Item 1. Description of Business.

Corporate History

In December 2006, MediQuip Holdings, Inc. (“MediQuip”), a publicly traded Nevada corporation, divested Westmeria Healthcare Limited, its wholly-owned subsidiary representing substantially all of its preceding operations, and subsequently acquired Deep Down, Inc. ("Deep Down"), a Delaware corporation, in a reverse merger transaction so that Deep Down was the surviving entity for accounting purposes.  Due to the structure of such December 2006 transactions, the following discussion and disclosure in this report relates to Deep Down and its operations unless otherwise specified.

In June 2006, the former parent entity of Deep Down, Subsea Acquisition Corporation (“Subsea”), a Texas corporation, was formed for the purpose of acquiring service providers to the offshore energy industry and designers and manufacturers of subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world.

On November 21, 2006, Subsea acquired all the outstanding capital stock of Strategic Offshore Services Corporation (“SOS”), a Texas corporation, for 3,000 shares of Subsea’s Series F Preferred Stock and 1,000 shares of Subsea’s Series G Preferred Stock from two of the three principal shareholders of Subsea.  Since both Subsea and SOS were then under common control and the operations of SOS did not constitute a business, the Company recognized compensation expense to such principal shareholders for the fair value of both series of preferred stock totaling $3,340,792.

On the same day as its acquisition of SOS, Subsea also acquired Deep Down, Inc., a Delaware corporation founded in 1997.  Under the terms of this transaction, Subsea acquired all of Deep Down’s outstanding capital stock in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock.  The purchase price, based on the fair value of the Series D and E Preferred stock, was $7,865,471.

Immediately after the completion of the acquisitions of Deep Down and SOS on November 21, 2006, Subsea merged with and into its wholly-owned subsidiary SOS, with Subsea continuing as the surviving company.  Immediately thereafter, Subsea merged with and into its wholly-owned subsidiary Deep Down, with Deep Down continuing as the surviving company.

On December 14, 2006, after divesting its Westmeria Healthcare Limited subsidiary, MediQuip acquired all 9,999,999 outstanding shares of Deep Down common stock and all 14,000 outstanding shares of Deep Down preferred stock in exchange for 75,000,000 shares of common stock and 14,000 shares of preferred stock of MediQuip.  The shares of preferred stock of MediQuip were issued with the same designations, rights and privileges as the Deep Down preferred stock existing immediately prior to such transaction.  As a result of the acquisition, the shareholders of Deep Down obtained ownership of a majority of the outstanding voting stock of MediQuip.  MediQuip changed its name to Deep Down, Inc. as part of the transaction, and Deep Down, Inc. continued as a Nevada corporation following consummation of the acquisition.

The financial information and the financial statements of the Company presented in this report reflect those of Deep Down, Inc. and its subsidiaries, and do not include the financial condition and results of operations of MediQuip or Westmeria Healthcare Limited for periods prior to the December 2006 merger date.

Since December 2006, Deep Down has consummated two strategic acquisitions.  On April 2, 2007, Deep Down acquired substantially all of the assets of ElectroWave USA, Inc., a Texas corporation.  For purposes of completing the acquisition, Deep Down formed a wholly-owned subsidiary, ElectroWave USA, Inc. (“ElectroWave”), a Nevada corporation.  Effective December 1, 2007, Deep Down acquired all of the outstanding common stock of Mako Technologies, Inc., a Louisiana corporation.  For purposes of completing the acquisition, Deep Down formed a wholly-owned subsidiary, Mako Technologies, LLC (“Mako”), a Nevada limited liability company, which merged with and into Mako Technologies, Inc., with Mako as the surviving entity.

Our current operations are the result of the recent acquisitions of Deep Down, ElectroWave and Mako.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in accordance with our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting offshore deepwater exploration, development and production of oil and gas reserves and other maritime operations.

Business Overview

We provide both products and services to the offshore energy industry to support deepwater exploration, development and production of oil and gas and other maritime operations.  We are primarily a service company and produce custom engineered products that assist us in fulfilling service objectives for specific projects on a contractual basis.  We design and manufacture a broad line of deep water equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world.  We also manufacture monitoring and control systems used by offshore energy and other maritime operations.  Our products are often initially developed in direct response to customer requests for solutions to critical problems in the field.  We also serve the growing offshore petroleum and maritime industries with technical management and support services.  Set forth below is a more detailed description of important services and products we provide.

Our goal is to provide superior products and services designed to provide safer, more cost-effective solutions in a quicker timeframe for our clients.  We believe there is significant demand for, and brand name recognition of, our established products due to the technological capabilities, reliability, cost effectiveness, timely delivery and operational timesaving features of these products. Since our formation, we have introduced many new products that continue to broaden the market currently served by us.

We market our products and services primarily through our corporate offices in Channelview, Texas.  Our sales representatives travel worldwide to the major international energy and maritime markets.  We generally manufacture and fabricate our products at our facilities, although we also work with third parties who provide manufacturing and fabrication support through their own facilities in the Houston, Texas metroplex.

Services and Products

The offshore energy industry is centered around the use of production platforms. A production platform is a large structure used to house workers and machinery needed to drill for and produce oil and natural gas from reservoirs below the ocean floor.  The operations of the production platform can deliver oil and gas production directly onshore by pipeline or to a floating storage unit or tanker loading facility.  Historically, production platforms have been located on the continental shelf, but as technology continues to improve, drilling and production operations in deeper water have become both feasible and profitable. A typical production platform may have as many as thirty wellheads from which it is producing.  Directional drilling allows subsea reservoirs to be accessed at both different depths and at remote positions up to 5 miles (8 kilometers) from the production platform.  Many production platforms have remote wellheads attached by umbilical connections, which may be single wells or a manifold center for multiple wells. An umbilical cable supplies necessary requirements to an apparatus.

Services

We provide a wide variety of project engineering and management services, including the design, installation and retrieval of subsea equipment and systems, connection and termination operations and commissioning.  We pride ourselves on the ability to collaborate with the engineering departments of oil and gas operators, installation contractors and subsea equipment manufacturers to find the quickest, safest, and most cost-effective solutions to address all manner of issues in the subsea world.  We also provide installation, retrieval, storage and management services in connection with the use of our products.

Project Management. Our installation management team specializes in deep water subsea developments. We are often contracted by our customers to assist with the preparation and evaluation of subsea development bids and requests for quotes.  Our experience comes from working with installation contractors, oil and gas operators, controls suppliers, umbilical manufacturers and other subsea equipment manufacturers, who often hire us to help ensure that a project progresses smoothly, on time and on budget.

Project Engineering.  Our engineers have experience ranging from the initial conceptual design phases through manufacturing and installation, and concluding with topsides connections and commissioning.  Our experience provides us with a level of “hands on” and practical understanding that has proven to be indispensable in enabling us to offer customer solutions to the many problems encountered both subsea and topsides.  Because of our wide knowledge base, our engineering team is often hired by oil and gas operators, installation contractors and subsea equipment manufacturers to provide installation management and engineering support services.  Our engineering team has been involved in most of the innovative solutions used today in deepwater subsea systems.  We specialize in offshore installation engineering and the writing of practical installation procedures.  We deal with issues involving flying leads, compliant umbilical splices, bend stiffener latchers, umbilical hardware, hold-back clamps, and the development of distribution system components.  We are heavily involved in the fabrication of installation aids to simplify offshore executions, and offer hydraulic, fiber optic, and electrical testing services and various contingency testing tools.

Installation Support and Management.  Our installation management services are centered around the utilization of standardized hardware, proven, well-tested installation techniques, and an experienced, consistent team that has proven to be safe and skilled in all aspects of the installation process.  We pride ourselves on supporting installation contractors through our installation management and engineering services, installation aids and equipment, and our offshore installation support services, including spooling operations, offshore testing, and flying lead installation support.  Many installation contractors find it beneficial to utilize our services to help reduce on-board personnel since our specialized technicians can perform multiple tasks. We have designed and fabricated many different installation tools and equipment over the years. We have been involved in the design of the following pieces of equipment to help make installations run as smoothly as possible:  steel flying leads, steel flying lead deployment systems, umbilical hardware and termination systems, umbilical bell mouths, lay chutes, rapid deployment cartridges, horizontal drive units, mud mats, flying lead installation and parking frames, umbilical termination assembly stab & hinge over systems, and numerous other pieces of offshore equipment.  Our team has vast experience with the installation of flexible and rigid risers and flowlines, umbilicals, flexible and rigid jumpers, steel tube and thermoplastic hose flying leads, pipeline end terminations (“PLETs”) and manifolds.

Spooling.  Our experienced personnel are involved in the operation of spooling equipment on many projects, including operations for other companies to run their spooling equipment.  We have developed a very efficient (in both time and cost) system for spooling, utilizing our horizontal drive units, under-rollers, tensioners, carousels and rapid deployment cartridges.

Pull-In Operations.  We are involved in the pull-in operations for most of the major umbilical projects in the Gulf of Mexico.  Our familiarity with offshore systems is important, and our pull-ins run smoothly because the same engineers who plan the pull-in operations are also involved in supervising the offshore operations.  Our offshore servicemen comprise the topside umbilical support team and are familiar with the umbilical termination hardware.  These same servicemen are often involved in terminating the umbilicals at the manufacturers’ yard several weeks prior to the installation.  Everything is thoroughly tested prior to installation, including winches at the rental contractor’s yard and after set-up on the platform. Load cells are tested onshore, and the same load cells are used to test the system offshore. This eliminates variables and validates the condition of the pull-in system.  We then perform pull-ins under more controlled conditions with increased confidence, resulting in safer operations.

Terminations.  Deep Down and members of its team have been involved in umbilical terminations since 1988.  The Company’s team was involved with the designs for the armored thermo plastic umbilicals at Multiflex, the first steel tube umbilical in the Gulf of Mexico for the Shell Popeye® umbilical, and the standardization of many steel tube umbilical terminations.   We have also pioneered the concept of the compliant Moray® section that enables a traditional helically wound umbilical to be used for direct well step outs, or long field flying leads.  Our management believes we are the only company that can terminate umbilicals provided by any manufacturer with the same termination system.

Testing Services.  Umbilical manufacturers, control suppliers, installation contractors, and oil and gas operators utilize our services to perform all aspects of testing, including initial Factory Acceptance Testing (“FAT”), Extended Factory Acceptance Testing (“EFAT”) and System Integration Testing (“SIT”), relating to the connecting of the umbilical termination assemblies, the performing of installations, and the completion of the commissioning of the system thereafter.  To execute these services, we have assembled a variety of personnel and equipment to ensure that all testing operations are done in the safest and time-efficient manner, ensuring a reduced overall project cost.  We also work hard to utilize the most detailed digital testing and monitoring equipment to ensure that the most accurate data is provided to our clients.  As far as testing is concerned, we have been hired to perform coiled tubing flushing, cleaning, and hydro testing, umbilical filling, flushing, pressure, flow rate, and cleanliness testing, load out monitoring and testing, installation monitoring, post installation testing; system commissioning, umbilical intermediate testing, and umbilical termination assembly cleanliness, flow, and leak testing.  We believe we have one of the best filling, flushing and testing teams in the business. Deep Down employs a variety of different pumping systems to meet industry needs and offers maximum flexibility.  Deep Down’s philosophy is to flush through the maximum number of lines at the highest flow rate possible to maximize efficiency.  We have assembled a comprehensive list of offshore pumping units and an assortment of chemical pumping skids.  Our equipment can be used to pump all of the standard offshore water based chemicals as well as all offshore commissioning fluids such as Methanol and diesel.  The Company has been involved in the design, procurement, testing, installation, and operation of the testing equipment.  Deep Down’s engineers and service technicians can also assist in writing the testing procedures and sequences from simple FAT to very extensive multiple pressures and fluids testing up to full system SIT procedures.

System Integration Testing.  We have led the revolution into the digital age with our use of digital transducers to provide much greater levels of accuracy compared to information gathered off of conventional chart recorders. We have a wide variety of digital pressure transducers, flow meters, and temperature gauges. We have two wire data systems (4 port and one 16 port) as well as 25 individual digital pressure and temperature recorders that are often employed for installation monitoring activities. In addition to these units, the Company also has three desks set up with data systems that are capable of tracking from 4 to 15 individual sensors simultaneously. This, in combination with subsea handling equipment, experienced personnel, and a fully equipped facility, render Deep Down ideal for managing SIT operations.

Commissioning.  Deep Down has been involved in most of the topside connections and commissioning projects in the Gulf of Mexico since its formation in 1997.  Our commissioning team is often identified early in the project and participates in all aspects of planning and risk assessment for the project.  Due to the limited time associated with project commissioning, it is extremely important to perform detailed planning and engineering prior to arrival at the offshore production platform location to reduce any possible shut in or down time.  Our engineers and technicians work closely with the project managers and production platform engineers to help ensure that all aspects of the installation or retrieval project, including potential risks and dangers, are identified, planned for, and eliminated prior to arrival on the production platform.  Due to the different requirements for testing and commissioning of subsea systems, we have an assortment of pumps and equipment to deploy to ensure a safe and efficient commissioning program.  We have experience handling all types of commissioning fluids, including asphaltine dispersants, diesel, methanol, xylene, corrosion inhibitors, water-based control fluids, oil-based control fluids, 100% glycol, paraffin inhibitors, and alcohol.

Storage Management.  With more than 50,000 square feet of internal high quality warehousing capacity and 300,000 square feet of external storage, our facility in Channelview is strategically located to cover Houston's Ship Channel area.  Our warehouse is designed to provide clients with flexible and cost effective warehousing and storage management options. Our professional and experienced warehouse staff, combined with the very latest in information technology, results in a fully integrated warehousing package designed to deliver clever solutions to client needs. Among other capabilities, we are capable of providing long-term specialized contract warehousing; long and short term storage; modern materials handling equipment; undercover loading areas; quality security systems; integrated inventory management; packing and repacking; computerized stock controls; and labeling.

Products

We provide installation support equipment and component parts and assemblies for subsea distribution systems.  We believe the key to successful installations of hardware is to design the subsea system by considering installation issues first, working backwards to the design of the hardware itself.  This is why we have been instrumental in the development of hardware and techniques to simplify deep water installations.  We design, manufacture, fabricate, inspect, assemble, test and market subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world.  Our products are used during oil and gas exploration, development and production operations on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms and moored vessels such as floating production storage and offloading vessels (“FPSO”).  We have significant involvement in umbilical and steel flying lead installations in the Gulf of Mexico and throughout the world.  A few of our major product lines are highlighted below.

Flying Leads.  We have developed a method to pull individual steel tubes, hoses, or electrical cables to create a loose steel tube flying lead or short umbilical.  We can manufacture steel flying leads up to 10,000 feet in length with any J-plate desired, with or without electrical cables included.  We have built flying leads with up to 14 tubes.  Additional lines or electrical and fiber optic cables can be added to produce any combination required for the transportation of various fluids, chemicals or data.  The flying leads are then fitted with our terminations and Morays® that are attached to the multiple quick connection plate, and finished off with the our elastomeric bend limiters.  The non-helix wound design allows for our flying leads to be very installation friendly with minimal-bending stiffness.  A compliant Moray® consists of a 20-foot flexible flying lead with an electro-hydraulic Moray® that is connected to a full-sized umbilical with the installation tension being applied through an armor pot and slings extending by the compliant section.  A Moray® is the termination head on the flying lead and connects the tubing assembly to the junction plate.

Bend Stiffener Latchers. Our spring-loaded bend stiffener latcher is used in dynamic installations on floating vessels.  Umbilical stiffener latching mechanisms have always caused installation problems as well as expensive diver operations for expansion developments. We believe we have conceived the very first remote operated vehicle (“ROV”) installable latching mechanism.  During the umbilical installation, the bend stiffener latcher can be latched in with a ROV and the umbilical can be pulled up the remaining distance and hung off.  This allows the bend stiffener latcher to fit onto an existing flange, completely eliminating the need for divers both prior to and during the installation.  The bend stiffener latcher can be designed to fit onto any existing flange on the bottom of an existing I-tube.

Umbilical Hardware. Our operational team has been involved in more umbilical installations than probably any other team in the industry.  Our blend of experiences with drilling contractors, umbilical manufacturers, subsea engineers and installation contractors has been effective in positioning us to act on behalf of the oil and gas operator to ensure key hardware installation is performed in the most efficient and safe manner.  This breadth of experiences gives us a unique perspective when fabricating and designing terminations for umbilical manufacturers.  Our designs are often much lighter in weight and smaller than the typical hardware that has been created and used in the past by our competitors.  Our engineering team has designed and fabricated bending restrictors, armor pots, split barrels, tubing fittings and unions, hinging umbilical splices and topsides terminations with our unique threaded welded fittings, the compliant umbilical splice, and the bend stiffener latcher.  Our umbilical hardware is effective in assisting our clients with installation friendly techniques for deploying hardware on the ocean floor.

Bend Limiters.  We offer both electrometric and steel bend limiters.  Due to our ability to design and manufacture bend limiters in-house, delivery time is greatly reduced.  Steel bend limiters are typically utilized for steel tube umbilicals and have been designed with a simple and reliable hinged attachment system which significantly decreases installation time.  Electrometric bend limiters are typically provided for small diameter umbilicals or flying leads, as well as for their compliant umbilical section, which turns a traditional umbilical into a ROV- friendly, installable flying lead.

Umbilical Splice.  We have created a unique method of converting spare umbilicals into actual production umbilicals by splicing spare umbilicals together to produce any length required.  This allows oil and gas operators to save significant costs through utilization of existing capital investments in spare umbilicals and the reduction of field development costs and delivery time.  This methodology is achieved through our Compliant Splice, which is a patent-pending termination system that eliminates the burdens of dealing with umbilical splices during installation.  This design is capable of housing both electrical and fiber optic Fiber Termination Assemblies while still allowing for the splice to be spooled up onto a reel or carousel. An optional mud mat is used to assist in carrying the splice over the chute and functions to keep the splice out of the mud for easy inspection.

SeaStax®.  SeaStax embodies our concept for offshore storage and space management to help optimize available deck space on offshore installation vessels and platforms.  The key philosophy behind SEASTAX™ is to take common offshore items and store them in a standard sized container to allow for the storage system to be stackable and interchangeable in subsurface conditions.  The current system utilizes newly designed 550 gallon tote tanks, baskets, and tool boxes that are all inter-changeable and stackable.  Using common dimensions and designs allows a variety of different items to all be commonly stored and stacked, to minimize required storage area.  The stacking philosophy can be applied to other custom applications if required. In order to maximize accessibility and to reduce maintenance, a variety of options are available such as galvanizing, ladders, and drip pans.

Installation Aids.  To help our clients and to meet our own internal needs, we have developed an extensive array of installation aids, including steel flying lead installation systems, a 5 ton Caterpillar® tensioner, a 10-foot radius lay chute with work platform, many varieties of buoyancy, clump weights, VIV strakes, mud mats, dual tank skids, gang boxes, work vans, pumping and testing skids, control booths, fluid drum carriers, crimping systems, load cells,  300 and 340 - ton under-rollers, a 200 - ton carousel, UTA running and parking deployment frames, termination shelters, pipe straightners, ROV hooks and shackles, stackable SeaStax tanks, baskets, and boxes, and ballgrab rental rigging.

Services and Products from Acquisitions

Through our acquisitions of Mako and ElectroWave we have further increased our service and product offerings.  Several of such increased offerings are described below.

Mako

Headquartered in Morgan City, Louisiana, Mako serves the growing offshore petroleum and marine industries with technical support services and products vital to offshore petroleum production.  Mako’s offerings are primarily, through rentals of its remotely operated vehicles ("ROV"), topside and subsea equipment, and support systems used in diving operations, maintenance and repair operations, offshore construction, and environmental/marine surveys.

Diving Equipment Rental.  Mako employs a permanent staff of highly qualified technicians and mechanics to maintain and refurbish its equipment in between rentals.  Mako carries a wide array of equipment to service the diving industry including water blasting equipment, breathing air dive compressors, hot water units with feed pumps, man rider winches, hydraulic tools and hose reels, underwater video units, sonar units, magnetic gradiometers, dive radios, lift bags, volume tanks, decompression chambers, hot water pressure washers, and saturation systems.

Offshore Construction Equipment Rental.  Mako carries a wide array of equipment to service the offshore construction industry, including air compressors, air tuggers, blasting equipment, jet pumps, personnel baskets, air tools, welding machines, diesel pumps, and air pumps.

ROV Equipment Rental.  Mako provides the latest ROV tooling technology as part of its rental fleet.  Mako's ROV tooling rental fleet is constantly growing, with the addition of tools as they are requested by our customers.  Mako has, as part of its rental inventory, a 2000-foot depth-rated inspection / light work class remotely operated vehicle (ROV) complete with a control van and launch / recovery system.  Mako also has, as part of its inventory, a 300 meter depth-rated Seaeye Falcon and a 1500 meter depth rated Seaeye Lynx observation class ROV.  ROV services offered by Mako include platform inspection [Level I, II and III, jack-up and template], platform installation and abandonment, surveys [environmental, pipeline existing and as built, oceanographic, nuclear and hydroelectric], search and recovery, salvage, subsea intervention [hot stab operations, torque tool, well, pipeline commissioning, and stack landings], telecommunication cable inspections [existing and as built], research [fisheries, scientific and marine archeology], anchor handling [mooring and anchor chain monitoring], ROV consulting and project management, ROV pilots and technicians, and underwater cinematography.  Mako provides an extensive line of ROV tools, ROV clamps and ROV-friendly hooks and shackles.  Mako’s torque tools are state-of-the-art in design.

Environmental Equipment Rental.  Mako offers a line of equipment that is specifically designed and built to service the demanding requirements of the environmental industry.  Systems are built in-house, housed on skids and include protective frames to ensure that the equipment is well suited for the job site.  All rental equipment goes through extensive cleanup and overhaul between rentals, ensuring that when it arrives on site, its ready to go and will perform reliably.

Marine Surveys.  Mako provides the offshore industry with a responsive marine survey service.  Mako’s surveyors have extensive experience in the marine industry, and provide a reliable and timely service, encompassing on-and-off hire surveys, damage surveys, engine surveys, loading / securing of cargo (warranty), trip and tow, suitability surveys, valuation surveys, hull audio gauging, owner representatives, and regulatory vessel compliance.

ElectroWave

ElectroWave offers products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors.  ElectroWave designs, manufactures, installs, and commissions integrated Programmable Logic Controller (“PLC”) and Supervisory Control and Data Acquisition (“SCADA”) based instrumentation and control systems, including ballast control and monitoring, drilling instrumentation, vessel management systems, marine advisory systems, machinery plant control and monitoring systems, and closed circuit television systems.  ElectroWave can take projects from conceptual/system design through installation, commissioning, and support. ElectroWave's understanding of system requirements and its ability to quickly understand its customer’s needs allows them to produce quality products and services on time and on budget.

ElectroWave has supplied equipment on drilling production rigs operating throughout the world including Abu Dhabi, Angola, Australia, Azerbaijan, Brazil, Congo, Dubai, Egypt, Equatorial Guinea, India, Indonesia, Kuwait, Mexico, Nigeria, Norway, Russia, the United Kingdom, United States, Vietnam, and other areas. ElectroWave is also a supplier of integrated marine systems for ships with design, manufacture, and delivery of machinery plant control and monitoring systems and/or alarm monitoring systems for 3 Molinari Class Staten Island ferries, a United States Coast Guard ice breaker, one of the worlds largest hopper dredges, and other vessels.

Below are some of ElectroWave’s major products:

Drillers Display System.  ElectroWave has two proprietary drillers display systems.  One of the proprietary systems was provided by one of our customers and is installed only on that customer’s rigs.  The other proprietary drillers display system was developed internally and is installed in rigs worldwide. Drillers display systems allow the driller to keep an eye on all the important parameters required for monitoring activity. Viewing of mud pits, trip pits, flow rates, weight on bit, hook load, and other activities are available to the driller at a glance. Logging software provides data analysis at a whole new level, bringing more efficient drilling operations and increased production from each working rig. Over 30 of these systems are installed on our customers' rigs world wide, having over 800 rig-months of operating time, over 1 million hours of cumulative up-time, with a total down time of 2.5 hours.  Our two largest customers for ElectroWave’s drillers display systems are Transocean Offshore and Diamond Offshore Drilling.

Machinery Plant Control System. The Machinery Plant Control and Monitoring Systems (MPCMS) allow the operators of a vessel to reduce manning requirements by integrating all of the machinery controls and monitoring systems into one. The MPCMS can reduce the number of crew on one vessel by more than 50%, allowing the vessel owner to save personnel expenses or allocate personnel to more critical areas.  ElectroWave's largest MPCMS system consists of over 5,000 points, consisting of hard wired sensors, contacts, and data over industrial protocols such as Ethernet, Modbus, and Profibus.  We have integrated systems such as fire, flooding, ballast, fueling, bridge, propulsion, engines, HVAC, deck machinery, air systems, emergency generators, lighting, and more, into one system.  An entire vessel can now almost be operated from one station by a very minimal crew.  Our MPCMS is currently in use on the United States Coast Guard Ice Breaker Mackinaw.

Ballast Console.  ElectroWave designs replacement ballast control consoles for a number of customers. The consoles they are replacing have fallen out of service and are typically only partially functioning. ElectroWave first sends out a technician to perform a "site survey" during which our technician will take copious notes about the existing installation, all of the wiring, and any manuals that exist for the system. Our team then brings this information back to our facility where we design replacement consoles that fit exactly where the old console was, reducing hot work and re-wiring.  After designing a new console, drawings are sent to the rig managers, electricians, and company electricians for verification. After drawings are verified, the console is released for production. Upon receiving the console at our factory, our electricians (some of which are ex-rig electricians) wire the console to match the old system wiring. After through testing at our factory, the console is shipped to the customer where it is installed by our field service personnel. The new console is wired to operate exactly like the old system to reduce re-training of ballast control officers and rig hands. After the console is commissioned, our technicians will provide any support and training necessary before leaving the site.  We have installed ballast control systems that are full touch screen capable, operating over 80 valves and more than 30 tanks. We have these type systems installed on the Coast Guard Ice Breaker Mackinaw, and the 3 Molinari Class Staten Island Ferries, the Molinari, Marchi, and Spirit of America.

CCTV System.  ElectroWave has tackled some very difficult CCTV security and monitoring requirements.  Post-911, the New York Department of Transportation (NYDOT) wanted cameras to watch every available compartment of their three new ferries. ElectroWave stepped up to the challenge and provided NYDOT one of the most sophisticated CCTV systems available on passenger transportation ferries. A system of cameras, coupled with digital video recording, allow post-event tracing and security on one of the most-used transportation devices in New York.  CCTV is more than just security, many (if not all) oil rigs have CCTV systems installed to keep an eye on the safety of those working on the rig.  Cameras watch unmanned spaces, machinery spaces, and potential hazard zones for trouble. This helps to keep the manning requirement on the rigs to a minimum while allowing for a safer working environment.  ElectroWave typically provides Pelco camera systems, but is capable of integrating existing camera systems into new CCTV installations. ElectroWave has also developed hardware and software in-house to allow the use of Pan/Tilt/Zoom cameras from hazardous locations where PTZ keyboards cannot be installed.

Ballast Monitoring System.  ElectroWave has designed and implemented numerous ballast monitoring systems.  A ballast monitoring system is a method of displaying the contents of the tanks on board the vessel.  The systems provided by ElectroWave ranges from simple racks of bubbler style display units to integrated PLC touch screen systems visible throughout the vessel. ElectroWave has also offered automated tank reporting systems with our electronic PLC monitoring systems, allowing the operators to keep a liquid load sheet available at any time.

Active Heave Compensation.  ElectroWave was approached to implement an algorithm to perform Active Heave Compensation. An "Active Heave Compensator", or AHC, is designed to reduce or eliminate (in this case eliminate) the effects of vessel heave during overboarding operations. This means that a package can be held at a specific location in the water without the motion of the vessel on the waves affecting the position of the package.  The customer identified the operational tolerance of the system to be 6" of movement of the package with vessel heave of approximately 20 feet. The system that was implemented is accurate to 0.6" of package movement with vessel heave up to 30 feet. ElectroWave always delivers products to the best of our ability, often exceeding customer requirements and expectations.  ElectroWave implemented an Allen Bradley PLC system to take data from a Motion Reference Unit (MRU) and drive hydraulic actuators to compensate for the movement of the vessel.

Manufacturing

Our manufacturing facilities are in Channelview, Texas, a suburb of Houston, where we conduct a broad variety of processes, including machining, fabrication, inspection, assembly and testing. Our Manufactured Systems Division is devoted to the design, manufacturing, testing, and commissioning of heavy equipment used in both on- and offshore operations in a variety of markets and industries. The manufacturing personnel have over 50 years of combined experience serving commercial, government, military and academic customers in a variety of applications. The facilities encompass over 8 acres, with approximately 60,000 square feet of manufacturing space with 4 overhead cranes and 7,000 square feet of office space. The Company is ideally located with great access to both I-10 and the Houston Ship Channel. The facilities have 120V, 240V and 480V power.  Our manufacturing plant is ISO 9001 and American Petroleum Institute certified.

Our manufacturing facility utilizes state-of-the-art computer numerically controlled ("CNC") machine tools and equipment, which contribute to the Company's product quality and timely delivery.  We maintain our equipment and tooling in good working condition and upgrade our capabilities as needed to enhance the cost-efficient manufacture of our specialized products. We purchase quality used machine tools and equipment as they become available and store them at our facility to be rebuilt, upgraded or refurbished as needed.  We maintain our high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process and inspect and document equipment as it is processed through the Company's manufacturing facility.  We have the capability to manufacture various products from each of our product lines at our major manufacturing facility and believe that this localized manufacturing capability is essential in order to compete with our major competitors.  We maintain valuable relationships with several other companies that own additional fabrication facilities in and around Houston, Texas.  These other companies provide excellent subcontract manufacturing support on an as-needed basis.  Our manufacturing process includes heat treatment, machining, fabrication, inspection, assembly and testing.  Our primary raw material is steel. We routinely purchase raw materials from many suppliers on a purchase order basis and do not have any long-term supply contracts.

Customers

Demand for our deep water equipment, surface equipment and offshore rig equipment and services is substantially dependent on the condition of the oil and gas industry to invest in substantial capital expenditures as well as continual maintenance and improvements on its offshore exploration, drilling and production operations. The level of these expenditures is generally dependent upon various factors such as expected prices of oil and gas, exploration and production costs of oil and gas, the level of offshore drilling and production activity.  The prevailing view of future oil and gas prices are influenced by numerous factors affecting the supply and demand for oil and gas.  These factors include worldwide economic activity, interest rates, cost of capital, environmental regulation, tax policies, and production levels and prices set and maintained by producing nations and OPEC.  Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of domestic and international offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies, foreign national oil and gas companies, subsea equipment manufacturers and subsea equipment installation contractors involved in offshore exploration, development and production.  Offshore drilling contractors, engineering and construction companies, the military and other companies involved in maritime operations represent a smaller customer base.  Our customers include Acergy SA; Aker Kvaerner ASA; Amerada Hess Corporation; Anadarko Petroleum Corporation; Atlantic Shipyard; BHP Billiton Limited; BP PLC; Cabett Subsea Products, Inc.; Cal Dive International, Inc.; Cameron International Corporation; Chevron Corporation; Devon Energy Corporation; Diamond Offshore Drilling, Inc.; Dril-Quip, Inc.; Duco Inc.; ExxonMobil Corporation; Helix Energy Solutions Group Inc.; JDR Cable Systems (Holdings) Ltd; Kerr McGee Corporation; Marathon Oil Corporation; Marinette Marine Corporation; Nexen Inc.; Noble Energy Inc.; Oceaneering International, Inc.; Oil States Industries, Inc.; Royal Dutch Shell PLC; Schlumberger Limited; Subsea 7, Inc.; Technip USA Holdings, Inc.; TransOcean Offshore Inc.; United States Coast Guard; Veolia Environmental Services, Inc. and United States Navy.

We are not dependent on any one customer or group of customers. The number and variety of our products required in a given period by a customer depends upon their capital expenditure budget as well as the results of competitive bids. Consequently, a customer may account for a material portion of revenues in one period and may represent an immaterial portion of revenues in a subsequent period. While we are not dependent on any one customer or group of customers, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on the results of our operations.

Marketing and Sales

We market our products and services throughout the world directly through our sales personnel in our corporate headquarters in Channelview, Texas. We periodically advertise in trade and technical publications of our customer base.  We also participate in industry conferences and trade shows to enhance industry awareness of our products and services.  Our customers generally order products and services after consultation with us on their project.  Orders are typically completed within two weeks to three months depending on the type of product or service.  Larger and more complex products may require four to six months to complete.  Our customers select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery and advance technology.  For large drilling and production system orders, we engage our project management team to coordinate customer needs with engineering, manufacturing and service organizations, as well as with subcontractors and vendors.  Our profitability on projects is dependent on performing accurate and cost effective bids as well as performing efficiently in accordance with bid specifications.  Various factors can adversely affect our performance on individual projects that could potentially adversely affect the profitability of a project.

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling operations expand into deeper and more hostile environments.  Conditions encountered in these environments include well pressures of up to 15,000 psi, mixed flows of oil and gas under high pressure that may also be highly corrosive, and water depths in excess of 5,000 feet.  We are continually engaged in product development activities to generate new products and improve existing products to meet our customers’ specific needs.  We also focus our activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating costs associated with its products.

We have an established track record of introducing new products and product enhancements.  Our product development work is conducted at its facilities in Channelview, Texas and in the field.  Our application engineering staff also provides engineering services to customers in connection with the design and sales of our products.  Our ability to develop new products and maintain technological advantages is important to our future success.

We believe that the success of our business depends more on the technical competence, creativity and marketing abilities of our employees than on any individual patent, trademark or copyright.  Nevertheless, as part of our ongoing product development and manufacturing activities, our policy is to seek patents when appropriate on inventions concerning new products and product improvements.  All patent rights for products developed by employees are assigned to us.

Competition

The principal competitive factors in the petroleum drilling and production and maritime equipment markets are quality, reliability and reputation of the product, price, technology, the ability to provide quality service and timely delivery.  We face significant competition from other manufacturers of exploration, production and maritime equipment.  Several of our primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources and have a longer history in the manufacturing.  We compete principally with Dynacon, FMC, Halliburton Product Pipeline Services, Kvaerner, Norson, Ocean Works, Oceaneering, VFL, and Halliburton Product Pipeline Services on our umbilical services; Dynacon, Ocean Works and Odem on our Launch and Recovery Systems; and Entech, Technip, Manatec and Pegasus on our installation management services.

Employees

We have 94 employees as of March 31, 2008.  Our employees are not covered by collective bargaining agreements and we consider our employee relations to be good.  Our operations depend in part on our ability to attract a skilled labor force.  While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we pay or both.

Governmental Regulations

A significant portion of our business activities are subject to federal, state, local and foreign laws and regulations and similar agencies of foreign governments.  The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent.  These regulations are administered by various federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor and the U.S. Environmental Protection Agency.  From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies.  Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect compliance with such laws will require us to make material expenditures.

We are also affected by tax policies, price controls and other laws and regulations relating to the oil and gas industry generally, including those specifically directed to offshore operations.  Adoption of laws and regulations that curtail exploration and development drilling for oil and gas could adversely affect our operations by limiting demand for our services or products.

Increased concerns about the environment have resulted in offshore drilling in certain areas being opposed by environmental groups, and certain areas have been restricted.  To the extent that new or additional environmental protection laws that prohibit or restrict offshore drilling are enacted and result in increased costs to the oil and gas industry in general, our business could be materially affected.  In addition, these laws may provide for "strict liability" for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party.  Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution.  Certain environmental laws provide for joint and several strict liabilities for remediation of spills and releases of hazardous substances.  In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.  Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.  Compliance with environmental laws and regulations may require us to obtain permits or other authorizations for certain activities and to comply with various standards or procedural requirements.

We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.  We believe that our facilities are in substantial compliance with current regulatory standards.  Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment.  However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures which may be material.

Item 2. Description of Property.

Our principal corporate offices and manufacturing space are located at 15473 East Freeway, Channelview, Texas 77530.  We lease the Channelview property which consists of approximately 10.998 acres of land with approximately 60,000 square feet of manufacturing space with four overhead cranes and 7,000 square feet of office space.  We lease all buildings, structures, fixtures and other improvements from JUMA, LLC, a company owned by Ronald E. Smith, CEO and a director of Deep Down, Inc. and Mary L. Budrunas, a vice president and a director of Deep Down, Inc.  The base rate of $11,000 per month is payable to JUMA through September 1, 2011, together with all costs of maintaining, servicing, repairing and operating the premises, including insurance, utilities and property taxes.

ElectroWave’s offices and manufacturing space is located at the same location of Deep Down at 15473 East Freeway, Channelview, Texas 77530.  ElectroWave’s facilities are also included in the lease with JUMA, LLC.

Mako Technologies, LLC leases its property and buildings from Sutton Industries.  Mako is located at 125 Mako Lane, Morgan City, LA 70380.  The lease is for 5 years beginning on June 1, 2006.  There is a 5 year option at the expiration of the initial lease. At this location, Mako has its administrative offices and buildings that serves as the support location for the Mako rental equipment.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock trades publicly on the OTC Bulletin Board under the symbol “DPDW.” The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

Prior to the reverse merger with MediQuip on December 14, 2006, no public market in our common stock existed. See the discussion of the reverse merger under Corporate History in Item 1 and in Note 1 “Nature of Business” of the notes to our audited consolidated financial statements included elsewhere in this report. Beginning December 14, 2006, our common stock was quoted on the OTC Bulletin Board. The high and low bids for the period from January 1 to December 31, 2007 were $2.35 and $0.16, respectively. These quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The following table sets, for the periods indicated, the high and low sales prices for our common stock as reported by the OTC Bulletin Board.

	High	Low
Fiscal 2007:
December 31, 2007	$2.35	$0.76
September 30, 2007	$0.94	$0.51
June 30, 2007	$0.78	$0.27
March 31, 2007	$0.42	$0.16
Fiscal 2006:
December 31, 2006	$0.85	$0.13

Holders

As of March 31, 2008, there were approximately 1,077 holders of record of our common stock and we believe there were approximately 6 beneficial owners.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for use in our business.  Under the terms of a $13 million borrowing facility from Prospect Capital Corporation, we are restricted from paying any dividends on our common stock until such time as the borrowing facility is repaid in full.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by securityholders	5,500,000	(1)	$0.49	7,396,000 (1)
Equity compensation plans not approved by securityholders	5,399,397	(2)	$0.52	N/A
TOTAL	10,899,397		$0.56	6,410,000
____________
(1)
Represents 5,500,000 shares of common stock that may be issued pursuant to options granted and available for future grant under - the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”). Under the Plan the total number of options permitted is 15% of issued and outstanding shares of common stock.

(2)
Represents 5,399,397 shares of common stock underlying warrants approved by the Company’s board of directors, consisting of 4,960,585 warrants granted to Prospect Capital Corporation and 320,000 warrants granted to a consultant as part of the $6.5 million borrowing facility entered into on August 6, 2007, plus an additional 118,812 warrants granted to a consultant as part of the additional $6.0 million advanced under the amendment to that same borrowing facility effective December 31, 2007.  See Note 6 to our Consolidated Financial Statements for a detailed description of the terms of these warrants.

Recent Sales of Unregistered Securities

On March 20, 2007, Deep Down completed the sale of 10,000,000 restricted shares of common stock in a private placement for $1,000,000. A total of 1,025,000 shares were purchased by the Chief Executive Officer and director, and his wife, a Vice-President of Deep Down. Funds were used to redeem certain outstanding exchangeable preferred stock and for working capital.

On March 20, 2007, Deep Down finalized the terms of an agreement with a former director, who agreed to return 25,000,000 shares of common stock, 1,500 shares of Series F convertible preferred stock, and 500 shares of Series G exchangeable preferred stock to the treasury for cancellation in exchange for 1,250 shares of Series E exchangeable preferred stock and $250,000 cash.  Separately, John C. Siedhoff, former Deep Down Chief Financial Officer, agreed to exchange 1,500 shares of Series F convertible preferred stock and 500 shares of Series G exchangeable preferred stock for 2,000 shares of Series E exchangeable preferred stock.

On May 17, 2007, Deep Down executed a Securities Redemption Agreement with John C. Siedhoff, former Deep Down CFO, to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2,000,000. The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt which is reflected as other income on the statement of operations. Deep Down accreted the remaining discount of $1,102,385 attributable to such shares on the date of redemption. On August 16, 2007, Deep Down made the initial payment of $1,400,000 under the terms of the securities redemption agreement, and 2 payments of $20,000 each were made during August and September 2007. The final balance due of $560,000 was paid with 543,789 shares of common stock on October 2, 2007.

On September 17, 2007 Deep Down exchanged 2,250 shares ($2,250,000 aggregate face value) of Series E Redeemable Exchangeable Preferred Stock from Ronald E. Smith, president and chief executive officer of Deep Down, and Mary L. Budrunas, director of Deep Down, for 2,250,000 shares of common stock.  The Preferred Stock had a face value and liquidation preference of $1,000 per share, no dividend preference, and was exchangeable at the holder’s option after June 30, 2007, into 6% subordinated notes due three years from the date of exchange.

On October 2, 2007, Ironman Energy Capital, L.P. agreed to purchase 3,125,000 restricted shares of common stock of the Company at $0.96 per share, or $3,000,000 in the aggregate.  Proceeds were used primarily for working capital and other general corporate purposes.

On October 2, 2007, Deep Down exchanged 1,250 shares ($1,250,000 aggregate face value) of Series E Redeemable Exchangeable Preferred Stock for 1,213,592 shares of common stock.  The Preferred Stock had a face value and liquidation preference of $1,000 per share, no dividend preference, and was exchangeable at the holder’s option after June 30, 2007, into 6% subordinated notes due three years from the date of exchange.

On October 2, 2007, Deep Down agreed to eliminate an obligation to pay $20,000 per month for the next 28 months, or an aggregate of $560,000, by exchanging this obligation for 543,689 shares of common stock.  This obligation arose out of a series of transactions as disclosed above on May 17, 2007.

On April 22, 2005, MediQuip issued 22,000 Series C convertible preferred stock which remained after the reverse merger. The Series C shares had a face value and a liquidation preference of $12.50 per share, a cumulative dividend of 7% payable at the conversion date, and were convertible into shares of common stock determined by dividing the face amount by a conversion price of $0.0625. These shares carried no voting rights.  All of the Series C shares were converted in the fourth quarter of fiscal 2007 to 4,400,000 shares of Deep Down’s common stock.

Effective December 1, 2007, Deep Down purchased 100% of the common stock of Mako Technologies, Inc. (“Mako”), a Louisiana corporation.  The total purchase price of Mako was $11,307,000. The first installment of $2,916,667 in cash and 6,574,074 shares of common stock of Deep Down, valued at $0.76 per share was paid on January 4, 2008, and the balance of $3,205,667 made up of  $1,243,578  in cash and 2,802,985 shares of common stock of Deep Down valued at $0.70 will be paid by April 15, 2008.  The second payment was based on  verification of adjusted EBITDA amounts for Mako for the fiscal year ending December 31, 2007.

In January and March 2008, Deep Down issued 25,866,518 shares of common stock to the holders of 5,000 shares of Series D preferred stock.  The Series D preferred shares had a face and liquidation value of $5,000 per share and were convertible into common stock at a conversion price of $0.1933 per share.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate History

During 2006, MediQuip Holdings, Inc. (“MediQuip”), a publicly traded Nevada corporation, divested Westmeria Healthcare Limited, its wholly-owned operating subsidiary, and subsequently acquired Deep Down, Inc., a Delaware corporation, in a transaction that was accounted for as a reverse merger, with Deep Down being the surviving entity for accounting purposes. The following discussion describes the history of Deep Down.

On June 29, 2006, Subsea Acquisition Corporation (“Subsea”), a Texas corporation, was formed with the intent to acquire offshore energy service providers, and designers and manufacturers of subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world.

On November 21, 2006, Subsea acquired all the common stock of Strategic Offshore Services Corporation (“SOS”), a Texas corporation, for 3,000 shares of Subsea’s Series F Preferred Stock and 1,000 shares of Subsea’s Series G Preferred Stock from two common shareholders of Subsea.  Since the entities were under common control and the acquired entity did not constitute a business, the Company was charged compensation expense to shareholders for the fair value of both series totaling $3,340,792.

On November 21, 2006, Subsea also acquired Deep Down, Inc., a Delaware corporation which was founded in 1997. Under the terms of this transaction, Subsea acquired all of Deep Down’s common stock in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down becoming a wholly-owned subsidiary of Subsea.  The transaction was accounted for under SFAS 141, “Business Combinations,” as a purchase as there was a change of control.  The purchase price, based on the fair value of the Series D and E Preferred stock, was $7,865,471.

Immediately after acquiring Deep Down and SOS on November 21, 2006, Subsea merged with SOS, with Subsea as the surviving company.  Immediately thereafter, Subsea merged with Deep Down, with Deep Down as the surviving company.

On December 14, 2006, after divesting its Westmeria Healthcare Limited subsidiary, MediQuip acquired all 9,999,999 shares of Deep Down common stock and all 14,000 shares of Deep Down preferred stock for 75,000,000 shares of common stock and 14,000 shares of preferred stock of MediQuip. The preferred shares of MediQuip were issued with the same designations as Deep Down’s preferred stock.  As a result of the acquisition, the shareholders of Deep Down owned a majority of the voting stock of MediQuip, which changed its name to Deep Down, Inc.

On April 2, 2007, Deep Down acquired substantially all of the assets of ElectroWave USA, Inc., a Texas corporation for a total purchase price of $171,407. Deep Down formed a wholly-owned subsidiary, ElectroWave USA, Inc. (“ElectroWave”), a Nevada corporation, to complete the acquisition.  Headquartered in Channelview, Texas, ElectroWave offers products and services involving electronic monitoring and control systems for the energy, military, and commercial business markets.

Effective December 1, 2007, Deep Down acquired all of the common stock of Mako Technologies, Inc. (“Mako”) for a total purchase price of $11.3 million including transaction fees.  Deep Down formed a wholly-owned subsidiary, Mako Technologies, LLC to complete the acquisition.  Headquartered in Morgan City, Louisiana, Mako serves the growing offshore petroleum and marine industries with technical support services, and products vital to offshore petroleum production, through rentals of its remotely operated vehicles (“ROV”), topside and subsea equipment, and diving support systems used in diving operations, maintenance and repair operations, offshore construction, and environmental/marine surveys.

The Company’s historical financial statements reflect those of Deep Down, Inc. and its subsidiaries, and do not include the results of MediQuip or Westmeria Healthcare Limited for periods prior to the reverse merger date of December 14, 2006.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this report contain a detailed summary of our significant accounting policies. We utilize the following critical accounting policies in the preparation of our financial statements.

Accounts Receivable  We provide an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance.

Consolidation  The accompanying financial statements include the accounts of Deep Down and all of its wholly-owned subsidiaries, including Deep Down Delaware since its inception on June 29, 2006, ElectroWave since its acquisition on April 2, 2007 and Mako since its acquisition on December 1, 2007.  All intercompany accounts and transactions have been eliminated.

Long-Lived Assets We evaluate long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets.  Assets to be disposed are reported at the lower of carrying values or fair values, less costs of disposal.

Stock-Based Compensation  We account for stock-based compensation issued to employees and non-employees as required by SFAS No. 123(R) “Accounting for Stock Based Compensation.” Under these provisions, we record expense ratably over the requisite service period based on the fair value of the awards determined at the grant date (net of estimated forfeitures) utilizing the Black-Scholes-Merton pricing model for options and warrants.  Key assumptions include (1) expected volatility (2) expected term (3) discount rate and (4) expected dividend yield.

Revenue Recognition  We recognize fabrication and sale of equipment revenue upon transfer of title to the customer which is upon shipment or when customer-specific acceptance requirements are met. Service revenue is recognized as the service is provided. All intercompany revenues are eliminated in consolidation for those periods for which consolidated results are applicable.

Goodwill and Intangible Assets Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. Statement of financial accounting standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), prescribes the process for impairment testing of goodwill on an annual basis or more often if a triggering event occurs. Goodwill is not amortized, and there were no indicators of impairment at December 31, 2007.

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition. When evaluating whether goodwill is impaired, we compare the fair value of the business to its carrying amount, including goodwill. The fair value of the reporting unit is estimated using the income or discounted cash flows. If the carrying amount of the business exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount.

Our intangible assets consist of assets acquired in the purchase of the Mako subsidiary and comprised of customer lists, non-compete covenants with key employees and trademarks related to Mako’s ROVs.  We amortize the intangible assets over their useful lives ranging from 5 to 25 years on a straight line basis.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Pro Forma Results of Operations

On November 21, 2006, Subsea, a company formed on June 29, 2006, acquired Deep Down, Inc., which was founded in 1997. The transaction was accounted for as a purchase according to SFAS 141,”Business Combinations,” as there was a change of control.

As a result, the audited financial results disclosed herein present operating results for the period beginning November 21, 2006 and ending December 31, 2006, the period after which Deep Down was acquired. Management believes this stub period does not give a full view of the operations of Deep Down and, therefore, present pro-forma results of operations. The following presentation and discussion of the unaudited pro forma consolidated results of operations has been prepared as if the acquisition of Deep Down had occurred at January 1, 2006. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Deep Down, Inc.
Pro forma Statements of Operations

	Historical Results	Unaudited Pro forma
	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Revenues	$19,389,730	$8,821,149
Cost of sales	13,020,369	5,155,399
Gross profit	6,369,361	3,665,750

Operating expenses:
Selling, general & administrative (1)	4,284,553	5,710,324
Depreciation	426,964	166,468
Total operating expenses	4,711,517	5,876,792

Operating income	1,657,844	(2,211,042)

Other income (expense):
Gain on disposal of assets	-	-
Gain on debt extinguishment	2,000,000	-
Interest income	94,487	-
Interest expense (2)	(2,430,149)	(578,335)
Total other income	(335,662)	(578,335)

Income from continuing operations	1,322,182	(2,789,377)

Income tax expense	(369,673)	(22,250)
Net income (loss)	$952,509	$(2,811,627)

Basic earnings per share	$0.01	$(0.04)
Shares used in computing basic per share amounts	73,917,190	75,862,484

Diluted earnings per share	$0.01	$(0.04)
Shares used in computing diluted per share amounts	104,349,455	75,862,484

(1) Includes $3.3 million compensation expense from the issuance of Series F and G preferred shares in 2006.
(2) Includes approximately $423,258 additional interest expense from the accretion of the Series E preferred shares in 2006.

The following discussion of the unaudited pro forma consolidated results of operations has been prepared as if the acquisition of Deep Down had occurred at January 1, 2006. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Revenues

	2007	Pro Forma 2006	Change	%
Revenues	$19,389,730	$8,821,149	$10,568,581	119.8%

Revenues increased by approximately $10.6 million, or 119.8% to $19.4 million for the twelve months ended December 31, 2007 from approximately $8.8 million for the comparable period in 2006. This increase was due primarily to a significant increase in the Company’s core operations at its Deep Down Delaware subsidiary, including increased revenue from the delivery of loose tube steel flying leads; new products such as launch and retrieval systems and an active heave compensated in-line winch system, winch system refurbishments, and increased acceptance of newly developed installation procedures utilizing our rapid deployment cartridges and subsea deployment baskets.  In addition, we experienced increased levels of service activity related to installations and recoveries of various subsea equipment.  These results were further augmented by ElectroWave revenue of approximately $3.2 million for the nine months since acquisition and Mako revenue of $0.8 million for the one month since acquisition.

Cost of sales

	2007	Pro Forma 2006	Change	%
Cost of sales	$13,020,369	$5,155,399	$7,864,970	152.6%

As a percentage of revenues, cost of sales increased to approximately 67.1% in 2007 from approximately 58.4% in 2006.  Gross margins were impacted by increased engineering and other costs associated with new product development, including our new line of Proteus™ custom-engineered active heave compensated in-line winches, deep water rated (4000 meter) launch and retrieval systems, and other products in development. Management expects gross margins on these products to increase on future orders.  Management also expects overall margins to increase as a result of its recent acquisition of Mako’s rental and service operations.

Selling, general and administrative expenses

	2007	Pro Forma 2006	Change	%
Selling, general and administrative	$4,284,553	$5,710,324	$(1,425,771)	-25.0%
Stock based compensation expense	(187,394)	(3,340,792)	3,153,398	-94.4%
Selling, general and administrative	$4,097,159	$2,369,532	$1,727,627	72.9%

Selling, general and administrative expenses include rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  Stock-based compensation expense of approximately $0.2 million in fiscal 2007 relates to stock option grants during fiscal 2007 to various consultants and employees, and the $3.3 million stock-based compensation expense for fiscal 2006 related to the Series F and G Preferred Stock which was issued in exchange for the acquisition of 100% of the common stock of Strategic Offshore Services Corporation.  See further discussion of the fiscal 2006 transaction in Corporate History above.

After adjusting for the stock based compensation expense, selling, general and administrative expenses for the year ended December 31, 2007 was approximately $4.0 million, up approximately $1.7 million from $2.4 million for the comparable period in 2006.  The increase is primarily the result of an increased engineering staff to focus on the development of new products and quality control, increased administrative personnel, increased sales staff, and increased costs of functioning as a public company and pursuing acquisitions. As a percentage of revenues, selling, general and administrative expenses decreased to approximately 22% in 2007 from approximately 26.9% in 2006.

For fiscal 2007, the consolidated selling, general and administrative expenses were as follows: $1.7 million administrative payroll and benefits, $0.2 million insurance cost, $0.8 million in accounting, legal and expenses related to public company reporting requirements, $0.1 million in advertising and sales related expenses, $0.9 million in rental, utility and general office expenses and $0.1 million in property and sales taxes.

Depreciation and amortization expense

	2007	Pro Forma 2006	Change	%
Depreciation	$398,610	$166,468	$232,142	139.5%
Amortization	28,354	-	28,354	NMF
Depreciation and amortization	$426,964	$166,468	$260,496	156.5%

Depreciation increased by approximately $0.3 million, or 162.% to $0.4 million for the twelve months ended December 31, 2007 from approximately $0.2 million for the comparable period in 2006.  During fiscal 2007, we acquired approximately $3.2 million in fixed assets through the acquisition of the Mako subsidiary in December 2007 and approximately $45,500 in fixed assets in the acquisition of ElectroWave in April, 2007.  Additionally, we purchased approximately $0.8 million in fixed assets during fiscal 2007, including a 100-ton mobile gantry crane valued at $0.5 million, under a capital lease.

We depreciate our assets using the straight-line method over the estimated useful lives of the respective assets. Buildings are amortized over 36 years, and leasehold improvements are amortized over the shorter of the assets' useful lives or lease terms. Equipment lives range from two to seven years, computers and electronic lives are from two to three years, and furniture and fixtures are two to seven years.  Deep Down’s intangible assets consist of $4.4 million in specifically identified intangible assets acquired in the purchase of the Mako subsidiary on December 1, 2007, specifically Mako’s customer list, a non-compete covenant and trademarks related to Mako’s ROVs.  We are amortizing the intangible assets over their estimated useful lives on the straight line basis between five and twenty five years.

Interest expense

	2007	Pro Forma 2006	Change	%
Cash interest expense	$594,667	$155,077	$439,590	283.5%
Amount related to amortization of debt discounts and deferred financing costs	190,491	-	190,491	NMF
Amount related to accretion	1,644,991	423,258	1,221,733	288.6%
Total interest expense	$2,430,149	$578,335	$1,851,814	320.2%

Interest expense increased by approximately $1.9 million to $2.4 million for the twelve months ended December 31, 2007 from approximately $0.5 million for the comparable period in 2006.

During fiscal 2006, in conjunction with the reverse merger with Subsea, Deep Down determined that the Series E and Series G Preferred Stock was more like debt than equity due to their “redeemable exchangeable” nature into notes.  The fair value calculated for the Series E and G Preferred Stock issued in exchange for 100% of the Deep Down Delaware common stock and Strategic Offshore Services Corporation using a 20% discount rate which was significantly greater than the 6% interest on the three-year term note into which those preferred shares were exchangeable. Deep Down has been accreting the difference between the determined value and the face value of $1000 per share for which we are obligated as interest expense. During fiscal 2007, we redeemed all of the Series G Preferred Stock in exchange for 3,250 shares of Series E Preferred Stock. Additionally, a total of 7,750 shares of Series E Preferred Shares were redeemed, which generated non-cash interest expense of $1.6 million, plus approximately $42,000 of non-cash interest expense on the 500 shares of Series E Preferred Stock which remain outstanding at December 31, 2007.  The amount of discount associated with the Series E Preferred stock outstanding at December 31, 2007 is $0.1 million.

On August 6, 2007, Deep Down entered into a $6.5 million secured Credit Agreement with Prospect and received an advance of $6.0 million on that date.  The Credit Agreement provides for a 4-year term, an annual interest rate of 15.5%, with the ability to defer up to 3.0% of interest through a PIK (paid-in-kind) feature and principal payments of $250,000 per quarter beginning September 30, 2008, with the remaining balance outstanding due August 6, 2011. Interest payments are payable monthly, in arrears, on each month end commencing on August 31, 2007.  Interest paid through December 31, 2007 was $377,167.  Deep Down paid the full 15.5% and did not exercise the PIK feature for the monthly periods through December 2007.

On December 21, 2007, Deep Down entered into an amendment to the Credit Agreement (the “Amendment”) to provide the funding for the cash portion of the purchase of Mako. The total commitment available under the Amendment was increased to $13.0 million, and the quarterly principal payments increased to $250,000, with the payment dates remaining the same. The interest terms and loan covenants also remained substantially the same under the Amendment. Deep Down was advanced an additional $6.0 million on January 4, 2008 under terms of the Amendment.

Terms of the Credit Agreement also include a detachable warrant to purchase up to 4,960,585 shares of common stock at an exercise price of $0.507 per share.  The warrant has a five-year term and becomes exercisable on the two-year anniversary of the original financing, August 6, 2009.  The proceeds of the debt were allocated to the warrants based on its estimated relative fair value at the measurement date of when the final agreement was signed and announced and reflected as a discount to the debt. The relative fair market value of these warrants was $1.5 million and is being amortized as interest expense. Interest expense associated with the fair market value of the warrant was $135,931 during 2007.

Additionally, in connection with the initial advance in August 2007, Deep Down pre-paid $180,000 in points to the lender which was treated as a discount to the note.  The discount associated with the value of the warrants and the pre-paid points are being amortized into interest expense over the life of the note agreement using the effective interest method.  A total of $135,931 has been amortized into interest expense through December 31, 2007.

In connection with the second advance in January 4, 2008, Deep Down pre-paid $180,000 in points to the lender which was treated as a discount to the note.

Deep Down capitalized a total of $555,314 in deferred financing costs related to the original amounts borrowed under the Credit Agreement.  Of this amount, $442,194 was paid in cash to various third parties related to the financing, and the remainder of $113,120 represents the Black Scholes valuation of warrants issued to one of these third party vendors.  The warrant is a detachable warrant to purchase up to 320,000 shares of common stock at an exercise price of $0.75 per share (calculated as the volume weighted average closing price of the common stock for the ten days immediately preceding the closing of the Credit Agreement which took place on August 6, 2007).  The warrant has a five-year term and becomes exercisable on the two-year anniversary of the original financing, August 6, 2009.  The assumptions used in the Black Scholes model included (1) expected volatility of 52.7%, (2) expected term of 3.5 years, (3) discount rate of 5% and (4) zero expected dividends.   The deferred financing cost is being amortized using the effective interest method over the term of the note.  A total of $54,560 of deferred financing cost was amortized into interest expense through December 31, 2007.

In connection with the second advance under the Credit Agreement on January 4, 2008, Deep Down capitalized an additional $261,941 in deferred financing costs.  Of this amount, $216,000 was paid in cash to various third parties related to the financing, and the remainder of $45,946 represents the Black Scholes valuation of warrants issued to one of these third party vendors.  The detachable warrant was granted to purchase up to 118,812 shares of common stock at an exercise price of $1.01 per share.  The warrant has a five-year term and is immediately exercisable.  The fair value of the warrant was estimated to be $45,946 based on the Black Scholes pricing model.  The assumptions used in the model included (1) expected volatility of 61.3%, (2) expected term of 2.5 years, (3) discount rate of 3.2% and (4) zero expected dividends.   Provisions in the warrant agreement allow for a cashless exercise provision, not to exceed 2% of outstanding common stock at the time of exercise.

Net Income (loss)

	2007	Pro Forma 2006	Change	%
Net income (loss)	$952,509	$(2,811,627)	$3,764,136	-133.9%
Stock based compensation expense	187,394	3,340,792	(3,153,398)	-94.4%
Amount related to debt discounts	190,491	-	190,491	NMF
Amount related to accretion	1,644,991	423,258	1,221,733	288.6%
Gain on debt extinguishment	(2,000,000)	-	(2,000,000)	NMF
Net income	$975,385	$952,423	$22,962	2.4%

Net income increased by approximately $3.7 million to nearly $1.0 million for the twelve months ended December 31, 2007 as compared to a loss of approximately $2.8 million for the comparable period in 2006.

The increase in net loss from operations includes the pro forma and non-recurring, non-cash, non-operating expense items noted above arising out of the accounting treatment of the Series E and G Preferred Stock. After adjusting for these non-cash, non-operating expenses, the Company has net income of approximately $1.0 million, up approximately $0.1 million, or 8%, from $0.9 million for the comparable period in 2006.

During the second quarter of 2007, Deep Down executed a Securities Redemption Agreement (the “Agreement”) with the former Deep Down CFO to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2.0 million.  The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt which is reflected as other income on the statement of operations.  Deep Down accreted the remaining discount of $1.1 million attributable to such shares on the date of redemption.  On August 16, 2007, Deep Down made the initial payment of $1.4 million under the terms of the securities redemption agreement, and 2 payments of $20,000 each were made during August and September 2007.  The final balance due of $0.5 million was paid with 543,789 shares of common stock on October 2, 2007.

EBITDA

	2007	Pro Forma 2006	Change	%
Net income (loss)	$952,509	$(2,811,627)	$3,764,136	395.2%
Tax expense	369,673	22,250	347,423	94.0%
Gain on debt extinguishment	(2,000,000)	-	(2,000,000)	100.0%
Interest	2,335,662	578,335	1,757,327	75.2%
Other income (expense)	-	-	-	NMF
Depreciation and amortization expense	426,964	166,468	260,496	61.0%
Stock based compensation expense	187,394	3,340,792	(3,153,398)	NMF
EBITDA	$2,272,202	$1,296,218	$975,984	43.0%

EBITDA increased by approximately $0.9 million to $2.2 million for the twelve months ended December 31, 2007 from approximately $1.3 million for the comparable period in 2006.  Excluding the one-time gain on debt extinguishment discussed above and non-cash interest and stock based compensation charges, earnings before depreciation, interest, amortization, taxes and other non-cash charges (“EBITDA”) for the twelve months ended December 31, 2007 was $2.2 million, an increase of $0.9 million from $1.3 million for the comparable period in 2006.

EBITDA is a non-GAAP financial measure. Deep Down defines EBITDA as net income plus interest expense, income taxes, depreciation, amortization and other non-cash, non-operating expense. Deep Down uses EBITDA as an unaudited supplemental financial measure to assess the financial performance of its assets without regard to financing methods, capital structures, taxes or historical cost basis; its liquidity and operating performance over time in relation to other companies that own similar assets and that the Company believes calculate EBITDA in a similar manner; and the ability of Deep Down assets to generate cash sufficient for Deep Down to pay potential interest costs. Deep Down also understands that such data are used by investors to assess the Company's performance. However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing Deep Down’s operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.

Sources and Uses of Cash for the year ended December 31, 2007

Cash flows for the period through the year ended December 31, 2007, were as follows:

Operating Cash Flows

Cash required by operating activities of continuing operations was $3,006,136. Our working capital balances vary due to on delivery terms and payments on key contracts; work in process, and outstanding receivables and payables.  The increase in accounts receivable is primarily due to our sales and deliveries to large integrated international oil companies. Historically, due to the credit strength of our customers, we have not experienced material adjustments to our accounts receivable and believe our accounts receivables from our customers are collectible.

Investing Cash Flows

The cash used from investing activities of $1,358,429 is primarily due to purchases of equipment of $830,965 and restricted cash of $375,000 plus $152,464 related to acquisition costs.

Financing Cash Flows
Net cash provided from financing activities was $6,558,323.  This was primarily due to long-term debt issuance of $6,204,799 and common stock proceeds net of expenses of $3,960,000.

Liquidity and Capital Resources

We generate our liquidity and capital resources primarily through operations and, when needed, through debt issues and equity offerings. Our total bank loans outstanding at December 31, 2007 was $916,044 which were Mako bank loans that were paid in full from the Prospect Capital loan. During 2007, we paid approximately $2.7 million in outstanding debt including bank loans, equipment lease obligations, and redemption of Series E preferred stock.

Debt and Liquidity

Total borrowings at December 31, 2007, comprised the following:

A long-term debt obligation to Prospect Capital Corporation with monthly principal and interest payments, interest fixed at 15.5%, with the ability to defer up to 3.0% of interest through a PIK (paid-in-kind) feature and principal payments of $250,000 per quarter beginning September 30, 2008, with the remaining balance outstanding due August 6, 2011. We borrowed a total of $12.5 million on the $13.0 million facility from Prospect Capital.

At December 31, 2007 certain bank debt of Mako was outstanding in the aggregate of $916,044 which was paid in full with the advance of funds from the Prospect Capital loan in January 2008.

A capital lease obligation was outstanding for approximately $481,000 for the lease of a crane.
Outlook for 2008

We plan to meet our cash requirements in 2008 with cash generated from operations.  Due to the expanding growth of our company and the strength of the industry in which we operate, we believe that we have access to capital to fund and expand our operations.  In addition, we continue to evaluate acquisitions and joint ventures in the ordinary course of business. When opportunities for business acquisitions meet our standards, we believe we will have access to capital sources necessary to take advantage of those opportunities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”) (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Deep Down adopted the provisions of FIN 48 in 2007 and no material uncertain tax positions were identified.  Thus, the adoption of FIN 48 did not have an impact on Deep Down’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. Deep Down is currently evaluating the impact of SFAS No. 157 on its financial position and result of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 with early adoption allowed.  Deep Down has not yet determined the impact, if any, that adopting this standard might have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS No. 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  Deep Down is currently evaluating the effects of these pronouncements on its financial position and results of operations.

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. Deep Down did not have stock options outstanding until fiscal 2007, and has not exercised any shares, thus does not have adequate historical data to determine option lives. Therefore, Deep Down will continue to use the simplified method as allowed under the provision of SAB 110.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 7. Financial Statements.

The financial statements and schedules are included herewith commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2007, we did not maintain effective controls over the control environment.  Specifically, we have not formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors.  Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices particularly at its ElectroWave division.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2007, at the ElectroWave subsidiary, we did not maintain effective controls over revenue recognition.  Specifically, controls were not designed and in place to ensure that billing activities were conducted in a timely manner resulting in contract services revenues being recognized in an incorrect reporting period.  Additionally, the lack of consistency applied procedures also resulted in the double billing of a customer.  This control deficiency resulted in an adjustment to the consolidated financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2007, we did not maintain effective controls over payables processing.  Specifically, controls were not designed and in place to ensure that vender-related and employee-related cash disbursements were appropriately authorized and adequately supported by receiving reports and other supporting documentation.  A budget process is not currently in place to monitor spending levels.  This material weakness could result in errors in the accounting for accounts payable and expenses. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures subsequent to the end of fiscal 2007 as part of our remediation efforts:

•
The ElectroWave division was re-structured and re-organized in the fourth quarter of 2007.  A majority of the accounting activities have been transferred to Deep Down Delaware’s accounting department to streamline and centralize accounting.

•
In response to the further growth of the business, management hired a corporate controller in January 2008.  He is responsible for the coordination and integration of the accounting activities of each of our current and future subsidiary operations. With his relevant experience with the policies and procedures for compliance with regulations promulgated by Sarbanes-Oxley, our goal is to reach full compliance during 2008.

•
Management hired a corporate human resource and safety manager in March 2008 who will be responsible for designing, planning and implementing human resource programs and policies including benefits, staffing, compensation, employee relations, training, and health and safety programs.  She will oversee the human resource functions for our current and future subsidiary operations.

•	Management has prepared an Employee Handbook and Code of Conduct and plans to circulate these documents throughout the organization and obtain signed acknowledgements from employees.

•
Management plans to document its accounting policies and procedures to increase consistency among divisions.  This includes the creation or expansion of checklists which serve to manage close processes.

•	Management has increased documentation around certain authorization and review controls.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this form 10-KSB and to the information set forth in Item 4 of this report.

Item 10. Executive Compensation.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this form 10-KSB.

Employment Agreements

Effective August 6, 2007, we signed an employment agreement with Ronald E. Smith, our President and Chief Executive Officer (“CEO”) for an initial term through August 6, 2010 with automatic annual renewals for an additional two years. Under terms of the employment agreement, Mr. Smith will receive an annual base salary of $250,000 plus $1,000 per month auto allowance.

Effective August 6, 2007, we signed a consulting agreement with Strategic Capital Services, Inc. (“Strategic”) to provide the services of  Robert E. Chamberlain, Jr., who is our Chairman of the Board and Chief Acquisitions Officer (“CAO”)  for an initial term through August 6, 2010 with automatic annual renewals for an additional two years. Under terms of the consulting agreement, Mr. Chamberlain will receive an annual base salary of $180,000, which was increased to $225,000 as of January 1, 2008, plus $1,000 per month auto allowance, and payment to Strategic of an amount equal to Federal and State payroll withholdings customarily withheld for an employee. Such amounts totaling approximately $8,655 were paid in February 2008.

Effective May 31, 2007, we hired Eugene L. Butler as our Chief Financial Officer (“CFO”) for an initial term through May 31, 2010 with automatic annual renewals for an additional two years. Under Mr. Butler's employment agreement, he will receive an annual base salary of $180,000, which was increased to $225,000 as of January 1, 2008. He also received an aggregate of 3,000,000 stock options, of which the first 33% will vest on the first anniversary of the agreement, the second 33% on the second anniversary of the agreement and the remaining 33% will vest on the third anniversary of the agreement. The exercise price for the options was determined by the closing market price of the common stock on the date of grant.   Mr. Butler’s employment agreement contains an indemnification provision that may require us to, among other things: indemnify Mr. Butler against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under law.  Effective August 6, 2007, Mr. Butler’s employment agreement was replaced by a consulting agreement with all the same provisions as the previous employment agreement.  The consulting agreement contains a provision that Deep Down will remit to Mr. Butler an amount equal to Federal and State payroll withholdings customarily withheld for an employee. Such amounts totaling approximately $7,568 were paid in February 2008.

Effective April 2, 2007, we hired Martin L. Kershman as the President and Chief Executive Officer of ElectroWave, one of our subsidiaries, for an initial term through April 10, 2010 with automatic annual renewals for an additional two years. Under Mr. Kershman’s employment agreement, he will receive an annual base salary of $111,600 plus $328.08 per month for car allowance. He also received an aggregate of 500,000 stock options, of which the first 33% will vest on the first anniversary of the agreement, the second 33% on the second anniversary of the agreement and the remaining 33% will vest on the third anniversary of the agreement. The exercise price for the options was determined by the closing market price of the common stock on the date of grant.   Mr. Kershman’s employment agreement contains an indemnification provision that may require us to, among other things: indemnify Mr. Kershman against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under law.

Effective April 2, 2007, we hired Ron Nance as the Executive Vice-President of ElectroWave, one of our subsidiaries, for an initial term through April 10, 2010 with automatic annual renewals for an additional two years. Under Mr. Nance’s employment agreement, he will receive an annual base salary of $120,000. He also received an aggregate of 500,000 stock options, of which the first 33% will vest on the first anniversary of the agreement, the second 33% on the second anniversary of the agreement and the remaining 33% will vest on the third anniversary of the agreement. The exercise price for the options was determined by the closing market price of the common stock on the date of grant.   Mr. Nance’s employment agreement contains an indemnification provision that may require us to, among other things: indemnify Mr. Nance against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under law.

Compensation of Directors

For the year ended December 31, 2007, there were no cash payments or equity grants given as compensation to a former non-employee director who resigned as a director of the Company effective March 20, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this form 10-KSB.

EQUITY COMPENSATION PLAN INFORMATION

The purpose of the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan ("Plan") is to maintain the ability of Deep Down, Inc. and its subsidiaries to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company and its subsidiaries. In addition, the Plan is intended to encourage ownership of the Company’s common stock by the directors, employees and consultants of the Company and to provide increased incentive for such persons to render services and to exert maximum effort for the success of the Company's business. The Plan provides eligible employees and consultants the opportunity to participate in the enhancement of shareholder value by the grants of warrants, options, restricted common or convertible preferred stock, unrestricted common or convertible preferred stock and other awards under this Plan and to have their bonuses and/or consulting fees payable in warrants, restricted common or convertible preferred stock, unrestricted common or convertible preferred stock and other awards, or any combination thereof. In addition, the Company expects that the Plan will further strengthen the identification of the directors, employees and consultants with the stockholders. Certain options and warrants to be granted under this Plan are intended to qualify as Incentive Stock Options ("ISOs") pursuant to Section 422 of the Internal Revenue Code of 1986, as amended ("Code"), while other options and warrants and preferred stock granted under this Plan will be nonqualified options or warrants which are not intended to qualify as ISOs ("Nonqualified Options"), either or both as provided in the agreements evidencing the options or warrants and shares of preferred stock.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this form 10-KSB.

Item 13. Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of our fiscal year covered by this form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.

/s/ RONALD E. SMITH
Ronald E. Smith, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2008

/s/ EUGENE L. BUTLER
Eugene L. Butler
Chief Financial Officer (Principal Financial Officer)

Dated: March 31, 2008

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints RONALD E. SMITH and EUGENE L. BUTLER, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstititon for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ RONALD E. SMITH	President, Chief Executive Officer and Director	March 31, 2008
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer and Director	March 31, 2008
Eugene L. Butler	(Principal Financial Officer)
/s/ ROBERT E. CHAMBERLAIN, JR.	Chairman, Chief Acquisitions Officer and Director	March 31, 2008
Robert E. Chamberlain, Jr.
/s/ MARY L. BUDRUNAS	Vice-President and Director	March 31, 2008
Mary L. Budrunas

EXHIBIT INDEX

Exhibit
Number                      Description of Exhibit

2.1	Merger agreement between Deep Down, Inc. and Mako Technologies, Inc., a Louisiana corporation dated December 17, 2007

3.1	Certificate of Incorporation of Mediquip Holdings, Inc., a Nevada corporation

3.2	Mediquip Holdings, Inc. Article of Amendment Change of Name to Deep Down, Inc.

4.1	First Amendment to the Prospect Capital Credit Agreement dated December 21, 2007

4.2	Common stock warrant issued to Dragonfly Capital Partners, LLC dated August 6, 2007

4.3	Common stock warrant issued to Dragonfly Capital Partners, LLC dated January 4, 2008

10.1†	Consulting Agreement between Deep Down, Inc. and Robert Chamberlain of Strategic Capital Services, Inc.

10.2†	Consulting Agreement between Deep Down, Inc. and Ronald E. Smith

10.3†	Consulting Agreement between Deep Down, Inc. and Eugene L. Butler & Associates

10.4	Lease agreement between JUMA, L.L.C. as Landlord and Deep Down, Inc. as Tenant dated September 1, 2006

21	Subsidiary Listing

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.

32.1	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32.2	Section 1350 Certification of the President and Chief Financial Officer of Deep Down, Inc.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Down, Inc., Houston, Texas

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. (the “Company”), as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for the year ended December 31, 2007. We have also audited the accompanying statements of operations, stockholders’ deficit and cash flows for the period from inception (June 29, 2006) through December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Deep Down is not required to have, nor were we engaged to perform an audit of internal control over financial reporting.  Our audits included the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Deep Down’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deep Down, Inc. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the periods described, in conformity with U.S. generally accepted accounting principles.

/s/ MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 31, 2008

Deep Down, Inc.
Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Cash and equivalents	$2,206,220	$12,462
Restricted cash	375,000	-
Accounts receivable, net of allowance of $139,787 and $81,809	7,190,466	1,264,228
Prepaid expenses and other current assets	312,058	156,975
Inventory	502,253	-
Lease receivable, short term	414,000	-
Work in progress	945,612	916,485
Receivable from Prospect, net	2,687,333	-
Total current assets	14,632,942	2,350,150
Property and equipment, net	5,172,804	845,200
Other assets, net of accumulated amortization of $54,560 and $0	1,109,152	-
Lease receivable, long term	173,000	-
Intangibles, net	4,369,647	-
Goodwill	10,594,144	6,934,213
Total assets	$36,051,689	$10,129,563

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued liabilities	$3,569,826	$816,490
Deferred revenue	188,030	190,000
Payable to Mako Shareholders	3,205,667	-
Current portion of long-term debt	995,177	410,731
Total current liabilities	7,958,700	1,417,221
Long-term debt, net of accumulated discount of $1,703,258 and $0	10,698,818	757,617
Series E redeemable exchangeable preferred stock, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
500 and 5,000 issued and outstanding, respectively	386,411	3,486,376
Series G redeemable exchangeable preferred stock, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
0 and 1,000 issued and outstanding, respectively	-	697,275
Total liabilities	19,043,929	6,358,489

Temporary equity:
Series D redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
5,000 issued and outstanding	4,419,244	4,419,244
Series F redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate of all series of Preferred stock
0 and 3,000 issued and outstanding, respectively	-	2,651,547
Total temporary equity	4,419,244	7,070,791

Stockholders' equity (deficit):
Series C convertible preferred stock, $0.001 par value, 7% cumulative dividend, authorized 10,000,000 aggregate shares of all series of Preferred stock
0 and 22,000 shares issued and outstanding, respectively	-	22
Common stock, $0.001 par value, 490,000,000 shares authorized, 85,976,526
and 82,870,171 shares issued and outstanding, respectively	85,977	82,870
Paid in capital	14,849,847	(82,792)
Accumulated deficit	(2,347,308)	(3,299,817)
Total stockholders' equity (deficit)	12,588,516	(3,299,717)
Total liabilities and stockholders' equity	$36,051,689	$10,129,563

See accompanying notes to consolidated financial statements.

Deep Down, Inc.
Consolidated Statements of Operations
For the Year Ended December 31, 2007 and
For the Period Since Inception (June 29, 2006) to December 31, 2006

		From Inception
	Year Ended	June 29, 2006 to
	December 31, 2007	December 31, 2006

Revenues
Contract revenue	$15,652,848	$978,047
Rental revenue	3,736,882	-

Total revenues	19,389,730	978,047
Cost of sales	13,020,369	565,700

Gross profit	6,369,361	412,347

Operating expenses:
Selling, general & administrative	4,284,553	3,600,627
Depreciation and amortization	426,964	27,161

Total operating expenses	4,711,517	3,627,788

Operating income (loss)	1,657,844	(3,215,441)

Other income (expense):
Gain on debt extinguishment	2,000,000	-
Interest income	94,487	-
Interest expense	(2,430,149)	(62,126)

Total other income	(335,662)	(62,126)

Income (loss) from continuing operations	1,322,182	(3,277,567)

Income tax expense	(369,673)	(22,250)
Net income (loss)	$952,509	$(3,299,817)

Basic earnings per share	$0.01	$(0.04)
Shares used in computing basic per share amounts	73,917,190	76,701,569

Diluted earnings per share	$0.01	$(0.04)
Shares used in computing diluted per share amounts	104,349,455	76,701,569

See accompanying notes to consolidated financial statements.

Deep Down, Inc.
Statements of Stockholders' Equity
For the Year Ended December 31, 2007 and
For the Period Since Inception (June 29, 2006) to December 31, 2006

	Common Stock		Series C Preferred Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at June 29, 2006 (inception) (a)	75,000,000	$75,000	-	$-	$(74,900)	$-	$100

Net income	-	-	-	-	-	(3,299,817)	(3,299,817)
Reverse merger with MediQuip (a)	7,870,171	7,870	22,000	22	(7,892)	-	-

Balance at December 31, 2006	82,870,171	82,870	22,000	22	(82,792)	$(3,299,817)	(3,299,717)

Net income	-	-	-	-	-	952,509	952,509
Shares repurchased	(25,000,000)	(25,000)	-	-	(225,000)	-	(250,000)
Redemption of Series E Preferred Stock	3,463,592	3,464	-	-	3,840,314	-	3,843,778
Redemption of Series C Preferred Stock	4,400,000	4,400	(22,000)	(22)	(4,378)	-	-
Stock issued for debt payment	543,689	544			559,456	-	560,000
Stock issued for acquisition of a business	6,574,074	6,574	-	-	4,989,723	-	4,996,297
Private Placement offering	13,125,000	13,125	-	-	3,946,875	-	3,960,000
Stock based compensation	-	-	-	-	187,394	-	187,394
Warrants issued to lender	-	-	-	-	1,479,189	-	1,479,189
Warrants issued to third party for deferred financing costs	-	-	-	-	159,066	-	159,066

Balance at December 31, 2007	85,976,526	$85,977	-	$-	$14,849,847	$(2,347,308)	$12,588,516

(a) - shares were stated at par value of $0.01 in error, the correct par value of $0.001 is reflected, with the offset to Paid-in Capital

See accompanying notes to consolidated financial statements.

Deep Down, Inc.
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2007 and
For the Period Since Inception (June 29, 2006) to December 31, 2006

		From Inception
	For the Year Ended	June 29, 2006 to
	December 31, 2007	December 31, 2006
Cash flows from operating activities:

Net income (loss)	$952,509	$(3,299,817)
Adjustments to reconcile net income to net cash
used in operating activities:
Gain on extinguishment of debt	(2,000,000)	-
Amortization of debt discount	1,780,922	48,179
Amortization of deferred financing costs	54,016	-
Share-based compensation	187,394	3,340,792
Allowance for doubtful accounts	108,398	-
Depreciation and amortization	426,964	27,163
Gain on disposal of equipment	24,336	-
Changes in assets and liabilities:
Lease receivable	(863,000)	-
Accounts receivable	(4,388,146)	(251,001)
Prepaid expenses and other current assets	(54,310)	23,335
Inventory	(502,253)	-
Work in progress	246,278	(90,326)
Accounts payable and accrued liabilities	1,022,726	145,433
Deferred revenue	(1,970)	-

Net cash used in operating activities	(3,006,136)	(56,242)

Cash flows from investing activities:
Cash acquired in acquisition of a business	261,867	101,497
Cash paid for third party debt	(432,475)	-
Cash received from sale of ElectroWave receivables	261,068	-
Cash paid for final acquisition costs	(242,924)	-
Purchases of equipment	(830,965)	-
Restricted cash	(375,000)	-

Net cash (used in) provided by investing activities	(1,358,429)	101,497

Cash flows from financing activities:
Payment for cancellation of common stock	(250,000)	-
Redemption of preferred stock	(250,000)	-
Proceeds from sale of common stock, net of expenses	3,960,000	-
Proceeds from sales-type lease	276,000	-
Borrowings on debt - related party	(150,000)	-
Payments on debt - related party	150,000	-
Borrowings on long-term debt	6,204,779	-
Deferred financing fees	(442,198)	-
Prepaid points	(180,000)	-
Payments of long-term debt	(2,760,258)	(32,893)

Net cash provided by (used in) financing activities	6,558,323	(32,893)

Change in cash and equivalents	2,193,758	12,362

Cash and equivalents at beginning of year	12,462	100

Cash and equivalents at end of period	$2,206,220	$12,462

See accompanying notes to consolidated financial statements.

Deep Down, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2007 and
For the Period Since Inception (June 29, 2006) to December 31, 2006

		From Inception
	Year Ended	June 29, 2006 to
	December 31, 2007	December 31, 2006

Supplemental schedule of noncash investing
and financing activities:
Acquisition of a business - Electrowave	$(190,381)	$-
Exchange of receivables for acquisition of a business	$171,407	$-
Acquisition of a business - Mako	$280,680	$-
Net receivable from lender-Prospect Capital	$2,687,333	$-
Transfer work in progress to fixed assets	$110,181	$-
Fixed assets purchased with capital lease	$525,000	$-
Exchange of preferred stock	$3,366,778	$-
Redemption of preferred stock	$4,935,463	$-
Common stock issued for notes payable	$560,000	$-
Creation of debt discount due to warrants issued to lender	$1,479,189	$-
Creation of deferred financing cost due to warrants issued to third party	$159,066	$-

Supplemental Disclosures:
Cash paid for interest	$594,667	$-
Cash paid for taxes	$114,970	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Deep Down, Inc. (“Deep Down Nevada”), a Nevada corporation, is the parent company to its wholly owned subsidiaries: Deep Down, Inc. (“Deep Down Delaware”) a Delaware corporation, ElectroWave USA, Inc., a Texas corporation, (“ElectroWave”), and Mako Technologies, LLC (“Mako”).

•
Deep Down Delaware provides installation management, engineering services, support services and storage management services for the subsea controls, umbilicals and pipeline industries offshore. Deep Down Delaware also fabricates component parts for subsea distribution systems and assemblies.

•	ElectroWave offers products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors.
•
Mako serves the growing offshore petroleum and marine industries with technical support services, and products vital to offshore petroleum production, through rentals of its remotely operated vehicles (“ROV’s”) , topside and subsea equipment, and diving support systems used in diving operations, maintenance and repair operations, offshore construction, and environmental/marine surveys.

On June 29, 2006, Subsea Acquisition Corporation (“Subsea”) was formed with the intent to acquire service providers to the offshore industry, and designers and manufacturers of subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world. On November 21, 2006, Subsea acquired Deep Down, Inc., a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down, Inc.’s shareholders transferred ownership of all of Deep Down, Inc.’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down, Inc. becoming a wholly owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, with the surviving company operating as Deep Down Inc. The purchase price was based on the fair value of the Series D and E Preferred stock of $7,865,471.

On April 2, 2007, Deep Down purchased all of the assets and certain liabilities of ElectroWave USA, Inc. a Texas corporation for $171,407.  Deep Down formed a wholly-owned subsidiary, ElectroWave USA, Inc. (“ElectroWave”), a Nevada corporation, to complete the acquisition.

On December 1, 2007, Deep Down purchased 100% of the common stock of Mako Technologies, Inc., a Louisiana corporation for a total purchase price of $11,307,000, including transaction fees of $188,369.  Deep Down formed a wholly-owned subsidiary, Mako, LLC (“Mako”), a Nevada limited liability corporation, to complete the acquisition. See further discussion in Note 3 “Business Combinations”.

Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of Deep Down Nevada and its wholly-owned subsidiaries for the year ended December 31, 2007 and the period from inception June 29, 2006 to December 31, 2006.

All significant inter-company transactions and balances have been eliminated in consolidation.

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

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Cash and Equivalents and Restricted Cash

Deep Down considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with foreign and domestic banks and, at times, may exceed federally insured limits.

Per the terms of its secured credit agreement, Deep Down is required to keep cash on hand equal to the previous six months interest payment on the debt arising under such credit agreement. At December 31, 2007, this amount approximated $375,000 which is reflected on the balance sheet as restricted cash.

Fair Value of Financial Instruments

The estimated fair value of Deep Down’s financial instruments is as follows at December 31, 2007:

●	Cash and equivalents, accounts receivable and accounts payable - The carrying amounts approximated fair value due to the short-term maturity of these instruments.
●	Preferred Stock - Series D, E, F and G - The carrying amounts approximate the fair value
●
Long-term debt - The fair value closely approximates the carrying value of Deep Down’s debt instruments due to the short time the debt has been outstanding and that similar debt was issued under an Amendment to the Credit Agreement dated December 21, 2007.  See discussion of the terms at Note 6.

Accounts Receivable

Deep Down provides an allowance for doubtful accounts on trade receivables based on historical collection experience and a specific review of each customer’s trade receivable balance. When specific accounts are determined to be uncollectable, they are expensed to bad debt expense in that period. Until August 2007, Deep Down had factored some of its receivables with a bank.  See further discussion in Note 4.  At December 31, 2007 and 2006, Deep Down estimated its allowance for doubtful accounts to be $139,787 and $81,809, respectively.

Concentration of Credit Risk

Deep Down maintains cash balances at several banks. Accounts at the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Deep Down had approximately $2.6 million of uninsured cash balances at December 31, 2007.

As of December 31, 2007, four of Deep Down’s customers accounted for 11%, 9%, 7% and 7% of total accounts receivable, respectively. For the year ended December 31, 2007, Deep Down’s four largest customers accounted for 7%, 7%, 6% and 6% of total revenues, respectively.  For the period from inception June 29, 2006 to December 31, 2006, Deep Down’s four largest customers accounted for 16%, 14%, 13% and 11% of total revenues, respectively.

Inventory and Work in Progress

Inventory is stated at lower of cost (first-in, first out) or net realizable value.  Inventory consists of an A-frame that is being marketed to customers requiring off-shore launching or overboarding activities. Work in Progress is made up primarily unbilled amounts of labor and third party material costs that are in process but not yet billed to a customer. Amounts at December 31, 2007 and 2006 were $945,612 and $916,485, respectively.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Buildings are amortized over 36 years, and leasehold improvements are amortized over the shorter of the assets' useful lives or lease terms. Equipment lives range from two to seven years, computers and electronic lives are from two to three years, and furniture and fixtures are two to seven years.

Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is Deep Down’s policy to include amortization expense on assets acquired under capital leases with depreciation expense on owned assets.

Goodwill and Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. Statement of financial accounting standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), prescribes the process for impairment testing of goodwill on an annual basis or more often if a triggering event occurs. Goodwill is not amortized, and there were no indicators of impairment at December 31, 2007.

Deep Down evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition. When evaluating whether goodwill is impaired, Deep Down compares the fair value of the business to its carrying amount, including goodwill. The fair value of the reporting unit is estimated using an income, or discounted cash flow approach. If the carrying amount of the business exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount.

Deep Down’s intangible assets consist of assets acquired in the purchase of the Mako subsidiary, specifically customer list, a non-compete covenant and trademarks related to Mako’s ROVs.  Deep Down is amortizing the intangible assets over their useful lives ranging from 5 to 25 years on the straight line basis

Long-Lived Assets

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that Deep Down periodically review the carrying amounts of its property and equipment and its finite-lived intangible assets to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Lease Obligations

Deep Down leases land and buildings under noncancelable operating leases.  Deep Down leases its corporate headquarters from an entitiy owned by the CEO and his wife, a vice president and director.  in addition to several vehicles, modular office buildings and office equipment which are also recorded as operating leases and are expensed.  Deep Down also leases a 100-ton mobile gantry crane under a capital lease, which is included with Equipment on the consolidated balance sheet.

At the inception of the lease, Deep Down evaluates each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Revenue Recognition

Deep Down’s contract revenue is made up of customized product and service revenue.  Revenue from fabrication and sale of equipment is recognized upon transfer of title to the customer which is upon shipment or when customer-specific acceptance requirements are met. Service revenue is recognized as the service is provided.  Rental revenue is recognized pro-rata over the period the rental occurs based on daily or monthly rates.  Shipping and handling charges paid by Deep Down are included in cost of goods sold.

Income Taxes

Deep Down has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock Based Compensation

Effective with its inception, June 29, 2006, Deep Down accounts for stock-based compensation issued to employees and non-employees as required by SFAS No. 123(R) “Accounting for Stock Based Compensation” (“SFAS No. 123(R)”). Under these provisions, Deep Down records expense based on the fair value of the awards utilizing the Black-Scholes pricing model for options and warrants.

Earnings per Common Share
SFAS No. 128, Earnings Per Share (“EPS”) requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. Deep Down had no dilutive securities as of December 31, 2006. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

		From Inception
	Year Ended	June 26, 2006 to
	December 31, 2007	December 31, 2006
Numerator for basic and diluted earnings per share:
Net income (loss)	$952,509	$(3,299,817)

Denominator for basic earnings per share:
Weighted average shares outstanding (basic)	73,917,190	76,701,659

Denominator for diluted earnings per share:
Weighted average shares outstanding (basic)	73,917,190	76,701,659
Effect of dilutive securities	30,432,265	-
Weighted average shares outstanding (diluted)	104,349,455	76,701,659

Dividends

Deep Down has no formal dividend policy or obligations. Our loan documents have a restrictive provision whereby dividends are not permitted to be paid on the Company’s common stock.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Reclassifications:

Certain amounts have been reclassified to be consistent with the presentation for all periods, with no effect on the net loss or stockholders’ equity.

Advertising costs:

Advertising and promotion costs, which totaled approximately $58,303 and $0 during the twelve months ended December 31, 2007 and the period from inception June 29, 2006 to December 31, 2006, respectively, are expensed as incurred.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”) (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  Deep Down adopted the provisions of FIN 48 in 2007 and no material uncertain tax positions were identified.  Thus, the adoption of FIN 48 did not have an impact on Deep Down’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. Deep Down is currently evaluating the impact of SFAS No. 157 on its financial position and result of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 with early adoption allowed.  Deep Down has not yet determined the impact, if any, that adopting this standard might have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS No. 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  Deep Down is currently evaluating the effects of these pronouncements on its financial position and results of operations.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. Deep Down did not have stock options outstanding until fiscal 2007, and has not exercised any shares, thus does not have adequate historical data to determine option lives. Therefore, Deep Down will continue to use the simplified method as allowed under the provision of SAB 110.

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

		Principal	Unearned income
Minimum lease payments receivable	$828,000
Estimated residual value of leased property	35,000
	863,000	863,000	(113,000)
Less: Unearned interest income	(113,000)
Net investment in sales-type leases	750,000
Net payments received	(217,975)	(276,000)	58,025
Lease balance December 31, 2007	$532,025	$587,000	$(54,975)
Current portion		$414,000	$(54,975)
Long-term portion		$173,000

Note 3: Business Combinations

Purchase of Mako Technologies, Inc.

Effective December 1, 2007, Deep Down purchased 100% of the common stock of Mako, Technologies Inc., a Louisiana corporation. Deep Down formed a wholly owned subsidiary, Mako Technologies, LLC, (“Mako”) a Nevada limited liability corporation, to complete the acquisition. Headquartered in Morgan City, Louisiana, Mako serves the growing offshore petroleum and marine industries with technical support services, and products vital to offshore petroleum production, through rentals of its ROV’s, topside and subsea equipment, and diving support systems used in diving operations, maintenance and repair operations, offshore construction, and environmental/marine surveys.

The acquisition of Mako has been accounted for using purchase accounting since Deep Down acquired substantially all of the assets, debts, employees, intangible contracts and business of Mako.

The purchase price in the original agreement  was based on  a maximum of $5.0 million in cash and 11,269,841 restricted shares of common stock of Deep Down valued at $0.76 per share, the market price of Deep Down’s common stock on December 18, 2007, the date of the press release announcing the purchase, for a value of $8.6 million for a total potential purchase price of approximately $13.6 million.  Included in the purchase price is approximately $188,369 of transaction costs incurred by Deep Down.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

The first installment of $2,916,667 in cash and 6,574,074 shares of restricted common stock of Deep Down, valued at $0.76 per share was paid on January 4, 2008 and the balance of $3,205,667 made up of $1,243,578 in cash and 2,802,985 shares of restricted common stock of Deep Down valued at $0.70 will be paid by April 15, 2008. This second installment was based on verification of adjusted EBITDA amounts of Mako for the fiscal year ending December 31, 2007.   These amounts were verified and agreed upon by all the parties on March 27, 2008 and the total $3,025,667 is presented as a payable to Mako shareholders at December 31, 2007.

On December 21, 2007, Deep Down signed an amendment to its original credit agreement with Prospect Capital for an additional $6.5 million for the Mako acquisition.  On January 4, 2008, Deep Down received an additional advance of $6.0 million under its secured credit agreement (the “Credit Agreement”) with Prospect Capital Corporation (“Prospect”) to fund the cash portion of its acquisition of Mako.

The first payment to shareholders of Mako is reflected on the accompanying consolidated balance sheet as of December 31, 2007 due to the certainty of payment, and the intention of all parties to complete this payment prior to fiscal year end. The second payment of $3,025,667 is reflected as a payable to shareholders due to the timing of payments in the subsequent fiscal year.  The financing with Prospect is also reflected as of December 31, 2007 since the funds were generally used to pay the shareholders of Mako. The net proceeds received from Prospect of $5,604,000 are offset by the first cash payment to shareholders of Mako of $2,916,667 resulting in a balance of $2,687,333 reflected as “Receivable from Prospect” on the consolidated balance sheet at December 31, 2007.

The table below reflects the breakdown of the purchase price payments:

	1st Installment	2nd Installment	Total
Common Stock Par	$6,574	$2,803	$9,377
Common Stock Paid in Capital	4,989,723	1,959,287	6,949,010
Cash	2,916,667	1,243,577	4,160,244
Amounts for Mako Shareholders	$7,912,964	$3,205,667	$11,118,631

The purchase price of $11,307,000 included approximately $188,369 of transaction expenses, plus the assumption of leases of real and personal property and ongoing accounts payable and bank loans in exchange for substantially all of the assets, including construction in progress, fixed assets and accounts receivable and the transfer of all employees. The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the excess being recorded in goodwill.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$280,841
Accounts receivable	1,515,074
Construction in progress	279,590
Prepaid expenses	179,583
Property, plant and equipment	3,235,456
Intangibles	4,398,000
Goodwill	3,066,153
Total assets acquired	12,954,697

Accounts payable and accrued expenses	828,313
Long term debt	819,384
Total liabilities acquired	1,647,697
Net assets acquired	$11,307,000

Deep Down hired an independent valuation expert to provide a preliminary estimate for the fair market value of the assets purchased. As a result, part of the purchase price was allocated to specifically identified intangible assets.  The following table below summarizes the intangible assets purchased in the transaction:

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

	Estimated	Remaining
	Fair Value	Useful Life

Customer List	$1,071,000	8
Non-Compete Covenant	458,000	5
Trademarks	2,869,000	25
	$4,398,000

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

Additionally, as part of Prospect’s requirements, Deep Down paid $918,709, as the remaining balances due on Mako’s long-term debt and accrued interest, in January 2008.

The following unaudited pro forma combined condensed financial statements are based on the historical financial statements of Mako and Deep Down after giving effect to the acquisition of Mako. The unaudited pro forma condensed combined statements of operations for the twelve months ended December 31, 2007 is presented as if the acquisition had taken place on January 1, 2007 by combining the historical results of Mako and Deep Down.

The unaudited pro forma results were as follows:

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Deep Down, Inc.
Unaudited Pro forma Statements of Operations

		Historical
	Historical	Mako
	Deep Down	Eleven Months			Pro Forma
	Year Ended	Ended			Year Ended
	December 31,	November 30,	Pro Forma		December 31,
	2007	2007	Adjustments		2007

Revenues	$19,389,730	$5,494,388	-		$24,884,118
Cost of sales	13,020,369	2,298,597	-		15,318,966
Gross profit	6,369,361	3,195,791	-		9,565,152
Operating expenses	4,711,517	2,455,728	311,882	(c)	7,479,127
Total other income	(335,662)	(65,705)	(1,059,573)	(d)	(1,460,940)
Income tax expense	(369,673)	(319,432)	-		(689,105)
Net income (loss)	$952,509	$354,926	$(1,371,455)		$(64,020)

Basic earnings per share	$0.01				$-
Shares used in computing basic per share amounts	73,917,190			(e)	83,276,238

Diluted earnings per share	$0.01				$-
Shares used in computing diluted per share amounts	104,349,455			(e)	113,708,503

(c)	Amortization of the intangible assets at a rate of $28,353 per month for eleven months. One month is included in the historical Deep Down total.

(d)
Represents cash interest plus amortization of deferred financing costs and debt discounts.  Interest is payable at 15.5% on the outstanding principal, and the related fees are amortized using the effective interest method over the four-year life of the loan.

(e)	A total of 9,377,059 shares were issued for the total transaction. These pro forma amounts give effect as if shares were issued January 1, 2007.

Purchase of ElectroWave USA, Inc.

On April 2, 2007, Deep Down purchased all of the assets and certain liabilities of ElectroWave USA, Inc., a Texas corporation.  Deep Down formed a wholly owned subsidiary, ElectroWave USA, Inc. (“ElectroWave”), a Nevada corporation, to complete the acquisition. ElectroWave offers products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors.

The acquisition of ElectroWave has been accounted for using purchase accounting as Deep Down acquired substantially all of the assets, debts, employees, intangible contracts and business of ElectroWave.

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

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Purchase Price:
Cash paid for third party debt	$432,475
Cash received from sale of ElectroWave receivables	(261,068)
Cash purchase price	$171,407

Accounts receivable	$133,587
Construction in progress	105,723
Property, plant and equipment, net	45,502
Capitalized R&D assets	270,094
Goodwill	350,854
Total assets acquired	905,760

Cash deficit	$18,974
Accrued liabilities	715,379
Total liabilities acquired	734,353
Net assets acquired	$171,407

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

No pro forma amounts are presented as the impact would not be material.

In addition, Deep Down may issue up to an aggregate of 460 shares of convertible preferred stock over the next two years, as an additional contingent purchase cost, if the operations of ElectroWave reach certain financial milestones based on net income for the fiscal years ending December 31, 2008 and 2009.  For the period from acquisition April 2, 2007 through December 31, 2007, ElectroWave had a net loss, so no additional consideration is due for that time frame. The contingent consideration for the fiscal years ending December 31, 2008 and 2009 is not considered in the initial purchase price allocation due to its uncertain nature.

Purchase of Deep Down, Inc. by Subsea on November 21, 2006

On November 21, 2006, Subsea acquired Deep Down, Inc., a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down, Inc.’s shareholders transferred ownership of all of Deep Down, Inc.’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D Preferred Stock and 5,000 shares of Subsea’s Series E Preferred Stock resulting in Deep Down, Inc. becoming a wholly owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, Inc., with the surviving company operating as Deep Down, Inc. The purchase price based on the fair value of the Series D and E Preferred stock was $7,865,471. This transaction was accounted for as a purchase, with Subsea being the acquirer based on the change in voting control. The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the excess being recorded in goodwill. The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Cash and cash equivalents	$101,497
Accounts receivable	1,013,227
Inventory	168,672
Prepaid expenses	11,638
Construction in progress	826,159
Property, plant and equipment, net	872,363
Goodwill	7,177,137
Total assets acquired	10,170,693

Accounts payable	671,057
Accrued liabilities	432,924
Current portion of long term debt	403,057
Long term debt	798,184
Total liabilities acquired	2,305,222
Net assets acquired	$7,865,471

During fiscal 2007, Deep Down paid approximately $242,924 to the former shareholders of the Sub-chapter S corporation Deep Down, Inc. (Delaware), which represents the income taxes due on the income from the time of purchase through the filing of revised tax status as a C-Corporation, which is reflected as an adjustment to goodwill since these payments related to the original agreements. There will be no further adjustments to goodwill as the one year period of evaluation has passed, and the final tax returns have been filed.

Note 4: Accounts Receivable

Management has established an allowance for uncollectible accounts of $139,787 and $81,809 as of December 31, 2007 and 2006. Bad debt expense totaled $ 110,569 and $1,294 for the year ended December 31, 2007 and the period from inception June 29, 2006 to December 31, 2006, respectively.

Until August 2007, Deep Down factored certain accounts receivables with a bank. Under the terms of the arrangement, Deep Down received proceeds equal to 80% of the value of the receivable at the date of transfer. Upon collection of the receivable, the bank remits the remaining 20%, less fees and interest. Fees ranged from 0.25% to 2% depending on the age of the receivable and interest is prime plus 2%. The arrangement contained provisions that indicated Deep Down was responsible for up to 20% of end-user customer payment defaults on factored receivables.  As of December 31, 2007, all receivables under this arrangement have been collected and Deep Down no longer has a factoring program.

Note 5: Property and Equipment

Property and equipment consisted of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Building	$195,305	$46,474
Furniture and fixtures	63,777	11,806
Vehicles and trailers	112,162	66,662
Leasehold improvements	75,149	-
Rental equipment	3,144,559	-
Equipment	2,004,166	747,419

Total	5,595,118	872,361
Less: Accumulated depreciation	(422,314)	(27,161)
Property and equipment, net	$5,172,804	$845,200

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

In February 2007, Deep Down entered into a capital lease transaction for the lease of a 100-ton mobile gantry crane valued at $525,000, which is included with Equipment above.

Depreciation expense was $426,964 and $27,161 for the year ended December 31, 2007 and the period from inception June 29, 2006 to December 31, 2006, respectively.  Accumulated depreciation on equipment under capital lease is $62,500 at December 31, 2007.

Note 6: Long-Term Debt

At December 31, 2007 and 2006 long-term debt consisted of the following:
	December 31, 2007	December 31, 2006
Secured credit agreement with
quarterly principal payments of $250,000 beginning
September 30, 2008; monthly interest payments,
interest fixed at 15.5%; balance due August 2011;
secured by all assets	$12,000,000	$-
Debt discount, net of amortization of $135,931	(1,703,258)	-

Note payable to a bank, payable in monthly
installments bearing interest at 8.25% per annum,
maturing June 10, 2008, cross-collateralized
by Mako assets, paid January 2008.	289,665	-

Note payable to a bank, payable in monthly
installments bearing interest at 7.85% per annum,
maturing September 28, 2010, collateralized by Mako
life insurance policy and equipment, paid January 2008.	320,027	-

Revolving line-of-credit of $500,000 from a bank,
matured October 13, 2007 or on demand, interest rate is
at a variable rate resulting in a rate of 8.30% as of
September 30, 2007, collateralized by Mako equipment,
paid January 2008.	151,705	-

Note payable to a bank payable in monthly
installments bearing interest at 7.85% per annum,
maturing January 25, 2011, collateralized by Mako
equipment and life insurance policy, paid January 2008	154,647	-

Note payable with a bank, monthly principal and
interest payments, interest fixed at 7.5%,
paid in full August 2007	-	438,812
Note payable with a bank, monthly principal and
interest payments, interest fixed at 7.5%,
paid in full August 2007	-	729,536
Total secured credit agreement and bank debt	11,212,786	1,168,348

Capital lease of equipment, monthly lease payments,
interest imputed at 11.2%	481,209	-
Total long-term debt	11,693,995	1,168,348
Current portion of long-term debt	(995,177)	(410,731)
Long-term debt, net of current portion	$10,698,818	$757,617

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Secured credit agreement

On August 6, 2007, Deep Down entered into a $6.5 million secured Credit Agreement with Prospect, and received an advance of $6.0 million on that date. Funds were used to pay off other bank indebtedness, redeem $1,400,000 of the Series E Preferred Shares outstanding, payoff $150,000 owing to an officer, and to provide working capital to accelerate development of its corporate growth strategies. Indebtedness through the Credit Agreement is secured by all of Deep Down’s assets.

The original Credit Agreement provides for a 4-year term, an annual interest rate of 15.5%, with the ability to defer up to 3.0% of interest through a PIK (paid-in-kind) feature and principal payments of $75,000 per quarter beginning September 30, 2008, with the remaining balance outstanding due August 6, 2011. Interest payments are payable monthly, in arrears, on each month end commencing on August 31, 2007.  Interest paid through December 31, 2007 was $377,167.  Deep Down paid the full 15.5% and did not exercise the PIK feature for the monthly periods through December 2007.

On December 21, 2007, Deep Down entered into an amendment to the Credit Agreement (the “Amendment”) to provide the funding for the cash portion of the purchase of Mako. The total commitment available under the Amendment was increased to $13.0 million, and the quarterly principal payments increased to $250,000, with the dates of all payments remaining the same. The interest terms and loan covenants also remained substantially the same under the Amendment. Deep Down was advanced an additional $6.0 million on January 4, 2008 under terms of the Amendment.  As discussed in Note 3, this additional advance and the related debt discounts and deferred financing cost have been reflected as of December 31, 2007.  The revised payment terms and increase in principal and debt discount balances are reflected in the 5-year schedule of required payments below.

Terms of the Credit Agreement also include a detachable warrant to purchase up to 4,960,585 shares of common stock at an exercise price of $0.507 per share.  The warrant has a five-year term and becomes exercisable on the two-year anniversary of the original financing, August 6, 2009.  The proceeds of the debt were allocated to the warrants based on its estimated relative fair value at the measurement date of when the final agreement was signed and announced and reflected as a discount to the debt.  Although the terms of the warrant were agreed to on May 24, 2007, the measurement date for valuation was determined to be the date of closing of the Credit Agreement.  The relative fair value of the warrant was estimated to be $1,479,189 based on the Black Scholes pricing model.  The assumptions used in the model included (1) expected volatility of 52.7%, (2) expected term of 3.5 years, (3) discount rate of 5% and (4) zero expected dividends.   Provisions in the warrant agreement allow for a cashless exercise provision, not to exceed 2% of outstanding common stock at the time of exercise.

Additionally, in connection with the initial advance in August 2007, Deep Down pre-paid $180,000 in points to the lender which was treated as a discount to the note.  The discount associated with the value of the warrants and the pre-paid points are being amortized into interest expense over the life of the note agreement using the effective interest method.  A total of $135,931 has been amortized into interest expense through December 31, 2007.

In connection with the second advance in January 4, 2008, Deep Down pre-paid $180,000 in points to the lender which was treated as a discount to the note.  This addition to the debt discount is included in the 5-year payment schedule below.

In connection with the warrant, Deep Down entered into a registration rights agreement where the holder has certain demand registration rights in the future.  There are no stipulated liquidated damages in the agreement.  Deep Down evaluated the warrants and the registration rights agreement for liability treatment under SFAS 133 and EITF 00-19 and determined that the warrants and registration rights did not meet the definition of a liability under the authoritative guidance.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Under the Credit Agreement, Deep Down is required to meet certain covenants and restrictions, in addition to maintaining “key man” life insurance with respect to the CEO in the amount of at least $3.0 million.  The financial covenants are reportable each quarter, and fluctuate over defined time frames, with the initial period being the quarters ending December 31, 2007 through June 30, 2008.  Financial covenants include maintaining total debt to consolidated EBITDA below 3.5 to 1, consolidated EBITDA to consolidated net interest expense on the total debt greater than 2 to 1, free cash flow to debt service greater than 1 to 1, and EBITDA in excess of $2,000,000 (annual calculation only) as each term is defined in the Credit Agreement.  Other covenants include limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.  Deep Down must also maintain a debt service reserve account of $375,000 which is reflected as restricted cash on the balance sheet.  At December 31, 2007, Deep Down was in compliance with the financial covenants and restricted cash requirement, however, it has obtained life insurance for the CEO in the amount of $2.0 million so it is not in compliance with that restriction. Deep Down obtained a waiver from the lender on March 28, 2008. Deep Down is working on obtaining the additional $1.0 million required life insurance.

Deep Down capitalized a total of $555,314 in deferred financing costs related to the original amounts borrowed under the Credit Agreement.  Of this amount, $442,194 was paid in cash to various third parties related to the financing, and the remainder of $113,120 represents the Black Scholes valuation of warrants issued to one of these third party vendors.  The warrant is a detachable warrant to purchase up to 320,000 shares of common stock at an exercise price of $0.75 per share (calculated as the volume weighted average closing price of the common stock for the ten days immediately preceding the closing of the Credit Agreement which took place on August 6, 2007).  The warrant has a five-year term and becomes exercisable on the two-year anniversary of the original financing, August 6, 2009.  The assumptions used in the Black Scholes model included (1) expected volatility of 52.7%, (2) expected term of 3.5 years, (3) discount rate of 5% and (4) zero expected dividends.   The deferred financing cost is being amortized using the effective interest method over the term of the note.  A total of $54,560 of deferred financing cost was amortized into interest expense through December 31, 2007.

In connection with the second advance under the Credit Agreement on January 4, 2008, Deep Down capitalized an additional $261,941 in deferred financing costs.  Of this amount, $216,000 was paid in cash to various third parties related to the financing, and the remainder of $45,946 represents the Black Scholes valuation of warrants issued to one of these third party vendors.  The detachable warrant was granted to purchase up to 118,812 shares of common stock at an exercise price of $1.01 per share.  The warrant has a five-year term and is immediately exercisable.  The fair value of the warrant was estimated to be $45,946 based on the Black Scholes pricing model.  The assumptions used in the model included (1) expected volatility of 61.3%, (2) expected term of 2.5 years, (3) discount rate of 3.2% and (4) zero expected dividends.   Provisions in the warrant agreement allow for a cashless exercise provision, not to exceed 2% of outstanding common stock at the time of exercise.

Payment of bank loans and accounts receivable factoring arrangement

On August 7, 2007, Deep Down paid the remaining balances due on prior bank loans for a total of $936,073, including accrued interest through that date. Total principal payments on these loans for the twelve months ended December 31, 2007 were $1,168,348. Additionally, as of August 2007, Deep Down is no longer factoring accounts receivable with this bank. As of December 31, 2007, all receivables under this arrangement have been collected.

Payment of shareholder payable

During the second quarter of fiscal 2007, Deep Down executed a Securities Redemption Agreement (the “Agreement”) with the former CFO of Deep Down to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2,000,000.  The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt which is reflected as other income on the income statement.  Deep Down accreted the remaining discount of $1,102,385 attributable to such shares on the date of redemption.  On August 16, 2007, Deep Down made the initial payment of $1,400,000 under the terms of the securities redemption agreement, and 2 payments of $20,000 each were made during August and September 2007.  The final balance due of $560,000 was paid with 543,689 shares of common stock on valued at the closing market price on October 2, 2007.

Payment of subsidiary debt

As part of the net assets acquired in the purchase of Mako, Deep Down assumed notes payable in the amount of approximately $916,044 plus accrued interest. Deep Down paid the remaining balances due for a total of $918,709, including accrued interest, in January 2008; the principal balance of these notes is included in the current portion of long-term debt on the accompanying consolidated balance sheet.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Payment table

The table below includes the additional advance of $6.0 million under the Amendment to the Credit Agreement in January 2008, plus the related debt discount of approximately $180,000 in lenders’ fees related to that additional advance. Aggregate principal maturities of long-term debt were as follows for years ended December 31:

Years ended December 31,:	Principal	Unamortized Debt Discount	Total
2008	$1,416,044	$(465,776)	$950,268
2009	1,000,000	(468,291)	531,709
2010	1,000,000	(461,413)	538,587
2011	9,500,000	(307,778)	9,192,222
	$12,916,044	$(1,703,258)	$11,212,786

Capital lease

In February 2007, Deep Down purchased under a seller-financed capital lease, a 100-ton mobile gantry crane and related equipment.  The equipment was delivered and placed into service in March 2007.  In accordance with Financial Accounting Standards Board SFAS 13 “Accounting for Leases” as amended, the lease was capitalized and the lease obligation and related assets recognized on Deep Down’s consolidated balance sheet.  The total value of the lease payments discounted at an 11.2% interest rate, or $525,000, was capitalized.  The off-setting lease obligation is $481,209 at December 31, 2007.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Note 7:  Stock Options and Warrants

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

Stock Options Granted During 2007

Deep Down has a stock based compensation plan - the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”). The exercise price of the options, as well as the vesting period, is established by Deep Down’s board of directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and lives of the options granted are up to ten years. Under the Plan the total number of options permitted is 15% of issued and outstanding common shares. During the year ended December 31, 2007, Deep Down granted 5,500,000 options under the Plan.  Deep Down issued an aggregate of 1,500,000 stock options to various consultants, of which 300,000 were issued with an exercise price of $0.30, $0.50, $0.75, $1.00, and $1.25, respectively.  Additionally, Deep Down issued an aggregate of 1,000,000 stock options to various employees with an exercise price of $0.50 and 3,000,000 stock options to an officer and director with an exercise price of $0.515.

Since Deep Down does not have a sufficient trading history to determine the volatility of its own stock, it based its estimates of volatility on a representative peer group consisting of companies in the similar industry, with similar market capitalizations and similar stage of development.  Deep Down is expensing all stock options on a straight line basis over their respective expected service periods.  Total stock based compensation expense for the year ended December 31, 2007 was $187,394.  Deep Down had no stock based grants prior to fiscal 2007.

The unamortized portion of the estimated fair value of these stock options is $636,656 at December 31, 2007. Based on the common shares outstanding at December 31, 2007, there are 7,396,000 available for grant under the Plan as of that date.

Summary of Stock Options

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options)
Outstanding at December 31, 2006	-	$-
Grants	5,500,000	$0.58
Outstanding at December 31, 2007	5,500,000	$0.58	3.2	$2,292,000
Exerciseable at December 31, 2007	562,500	$0.76	4.3	$156,375

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

The following summarizes Deep Down’s outstanding options and their respective exercise prices at December 31, 2007:

Exercise Price	Number of Shares
$0.30	300,000
$0.50 - 0.52	4,300,000
$0.75	300,000
$1.00	300,000
$1.25	300,000
5,500,000

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the year ended December 31, 2007:

Dividend yield	0%
Risk free interest rate	5%
Expected life of options	3 - 4 years
Expected volatility	53% - 55%

Summary of Warrants:

On August 6, 2007, as part of the secured Credit Agreement described in Note 6, Deep Down issued 4,960,585 warrants to its creditor.  All warrants were issued with an exercise price of $0.507, expire in five years (or earlier in the event of termination) and vest on the second anniversary of the agreement.  The aggregate relative fair value of such warrants (excluding estimated forfeitures) was approximately $1,479,189 based on the Black-Scholes option pricing model using the following estimates:  5% risk free rate, 52.7% volatility, and an expected life of 3.5 years.

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

Related to the secured Credit Agreement Amendment and second advance described in Note 6, Deep Down issued warrants to a third party related to the financing.  The warrant is a detachable warrant to purchase up to 118,812 shares of common stock at an exercise price of $1.01 per share.  The warrant has a five-year term and is immediately exercisable.  The assumptions used in the Black Scholes model included (1) expected volatility of 61.3%, (2) expected term of 2.5 years, (3) discount rate of 3.18% and (4) zero expected dividends.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

A summary of warrant transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options)
Outstanding at December 31, 2006	-	$-
Grants	5,399,397	$0.53
Outstanding at December 31, 2007	5,399,397	$0.53	4.6	$2,405,075
Exerciseable at December 31, 2007	-			$-

The following summarizes Deep Down’s outstanding warrants and their respective exercise prices at December 31, 2007:

Exercise Price	Number of Shares
$0.51	4,960,585
$0.75	320,000
$1.01	118,812
5,399,397

Note 8: Preferred Stock

Series E and G Classified as Liabilities

The Series E and G redeemable exchangeable preferred stock have a face value and liquidation preference of $1,000 per share, no dividend preference, and are exchangeable at the holder’s option into 6% Subordinated Notes due three years from the date of the exchange. These shares carry voting rights equal to 690 votes per share. The Series E and G preferred stock were valued based on the discounted value of their expected future cash flows (using a discount rate of 20%).  Deep Down evaluated the Series E and G preferred stock and has classified them as debt instruments from the date of issuance due to the fact that they are exchangeable at the option of the holder thereof into Notes.  The difference between the face value of the Series E and G preferred stock and the discounted book value recorded on the balance sheet, or original issue discount, is deemed to be non-cash interest expense from the date of issuance through the term of the Stock.

Deep Down has been accreting this original issue discount using the effective interest method.  Interest expense related to the accretion of the original issue discount totaled approximately $1,644,990 and $40,149 for the year ended December 31, 2007 and 2006 respectively. This total includes the accelerated accretion of approximately $1,017,707 to accrete to face value 4,000 shares plus approximately $72,799 to accrete to face value 250 shares, plus approximately $260,520 to accrete to face value 1,250 shares, respectively, of Series E preferred stock that were redeemed during the year ended December 31, 2007, as further detailed below.

In February 2007, Deep Down redeemed 250 shares of Series E redeemable, exchangeable preferred stock held by its CEO at the face value of $1,000 per share for a total of $250,000.  Deep Down accreted the remaining discount of $72,799 attributable to such shares on the date of redemption as interest expense.

In May 2007, Deep Down executed a Securities Redemption Agreement (the “Agreement”) with a stockholder (the former CFO of Deep Down) to redeem 4,000 shares of Series E redeemable, exchangeable preferred stock at a discounted price of $500 per share for a total of $2,000,000.  The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt which is reflected in other income.  Deep Down accreted the remaining discount of $1,017,707 attributable to such shares on the date of redemption as interest expense.  The shareholder placed all 4,000 shares into an escrow account as of the execution of this agreement. Terms of the payment to the shareholder are: 2,800 shares at $500 for a total of $1,400,000 paid in August 2007, with the remaining shares to being redeemed monthly beginning August 31, 2007 at a rate of 40 shares at $500 per share, or $20,000 per month.  The final balance outstanding of $560,000 was paid with 543,689 shares of common stock in October 2007.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

On September 13, 2007, Deep Down redeemed 2,250 shares owned by the CEO and director, and his wife, a Vice-President and director of Deep Down.  The Series E preferred shares were redeemed for 2,250,000 shares of common stock at the closing price of $0.66 totaling $1,473,750.  Since the shareholders are related parties, no accretion interest was recorded related to the redemption.  The difference between the carrying value of the Series E shares of $1,685,463 and the common stock market value was recorded to Paid in Capital.

Additionally, in October 2007, Deep Down redeemed 1,250 shares of Series E redeemable, exchangeable preferred stock at the face value of $1,000 per share for a total of $1,250,000. The Series E preferred shares were redeemed for 1,213,592 shares of common stock at the closing price of $1.03.  Deep Down accreted the remaining discount of $260,520 attributable to such shares on the date of redemption and recorded it as interest expense.

All Series G preferred shares were cancelled and exchanged during the first quarter of 2007. Accordingly, there is no future discount accretion relating to the Series G preferred shares.  See “Series F and G Cancellation and Issuance of Additional Series E” below.

The unamortized discounts related to the Series E and Series G preferred stock were as follows:

	December 31, 2007	December 31, 2006
Series E preferred stock - face value at $1,000 per share	$500,000	$5,000,000
Less unamortized discount	(113,589)	(1,513,624)
Balance net of unamortized discount	386,411	3,486,376

Series G preferred stock - face value at $1,000 per share	-	1,000,000
Less unamortized discount	-	(302,725)
Balance net of unamortized discount	-	697,275
	$386,411	$4,183,651

A summary of Series E and Series G preferred stock transactions follows:

	Series E	Series G
Outstanding at December 31, 2006	5,000	1,000
Shares issued	3,250	-
Shares redeemed	(7,750)	(1,000)
Outstanding at December 31, 2007	500	-

Series F and G Cancellation and Issuance of Additional Series E

On March 20, 2007, Deep Down finalized the terms of an agreement with a former non-employee director who surrendered 25,000,000 shares of common stock for $250,000 in cash. The market value of those shares was $7,250,000. Additionally, he surrendered 1,500 shares of Series F convertible preferred stock with a value of $1,325,773 and 500 shares of Series G exchangeable preferred stock with a value of $357,615 to Deep Down for cancellation in exchange for 1,250 shares of Series E exchangeable preferred stock valued at $945,563. The Series E Preferred Stock was valued based on the discounted value of its expected future cash flows (using a discount rate of 20%).  The difference between the values of the preferred shares surrendered and the newly issued was $737,826 which is reflected in paid in capital on the accompanying consolidated balance sheet. In addition, he also kept 500 shares of Series E exchangeable preferred stock he previously owned and agreed to tender his resignation from the Board.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

On March 20, 2007, Deep Down issued 2,000 shares of Series E exchangeable preferred stock to John C. Siedhoff, then Chief Financial Officer, and director, valued at $1,512,901 for the surrender of his ownership of 1,500 shares of Series F convertible preferred stock valued at $1,325,773 and 500 shares of Series G exchangeable preferred stock valued at $357,616, which were returned to the transfer agent for cancellation.  The Series E Preferred Stock was valued based on the discounted value of its expected future cash flows (using a discount rate of 20%).  The difference between the values of the surrendered shares and the newly issued was $170,489 which is reflected in paid in capital on the accompanying consolidated balance sheet. Deep Down has treated this as a modification of a share-based payment in accordance with the provisions of SFAS No. 123R, “Share-Based Payments”.

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

The Series F preferred stock has the same terms as described above, with the exception of the amount of redemption is equal to 9.375% of annual net income.

Deep Down evaluated the Series D and F preferred stock for liability or equity presentation and determined that the instruments were more appropriately classified as temporary equity due to the conditional redemption feature.

On March 28, 2008, holders of the Series D preferred stock converted 5,000 of the outstanding shares into 25,866,518 shares of common stock.

Series C Preferred Stock

On April 22, 2005, MediQuip issued 22,000 Series C convertible preferred stock which remained after the reverse merger. The Series C shares had a face value and a liquidation preference of $12.50 per share, a cumulative dividend of 7% payable at the conversion date, and were convertible into shares of common stock determined by dividing the face amount by a conversion price of $0.0625. These shares carried no voting rights.  All of the Series C shares were converted in the fourth quarter of fiscal 2007 to 4,400,000 shares of Deep Down’s common stock.

Note 9: Common Stock

Private Placements

On March 20, 2007, Deep Down completed the sale of 10,000,000 shares of common stock in a private placement for $1,000,000. A total of 1,025,000 shares were purchased by the CEO and director, and his wife, a Vice-President and director of Deep Down. The shares are restricted securities as defined in Rule 144 of the Securities Act of 1933 and contain a restrictive legend, which restricts the ability of the holders to sell these shares for a period of no less than six months. Funds from such private placement sale were used to redeem certain outstanding exchangeable preferred stock and for working capital.

On October 12, 2007, Deep Down closed an agreement with Ironman Energy Capital, L.P. for a private placement of 3,125,000 shares of common stock at $0.96 per share, or $3,000,000 in the aggregate, pursuant to an agreement reached on October 2, 2007 when the closing price was $1.03 per share.

In connection with this private placement, the Deep Down entered into registration rights agreement, under which, upon demand registration by the holder after December 31, 2008, Deep Down could be subject to liquidating damages in the amount of 1% of the proceeds for every 30 days a registration statement is not declared effective. Deep Down is currently evaluating the probability of incurring these liquidated damages as a contingent liability and not yet determined the potential impact on the financial statements.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Other stock issuances

On September 13, 2007, Deep Down redeemed 2,250 shares of Series E preferred stock owned by the Chief Executive Officer and director, and his wife, a Vice-President of Deep Down.  The Series E preferred shares were redeemed for 2,250,000 shares of common stock at the closing price of $0.66.

On October 2, 2007, Deep Down made the final payment of $560,000 under the terms of a securities redemption and shareholder payable agreement by issuing 543,689 shares of common stock valued at the closing price of $1.03 on the same day.

Note 10: Income Taxes

Prior to the reverse merger, Deep Down was a Subchapter S entity and the tax attributes flowed through to the individual owners. Thus any prior net operating losses will not be available to be utilized to offset future taxable income.

Income tax expense for the year ended December 31, 2007 and period from inception June 29, 2006 to December 31, 2007 totaled $ 369,673 and $22,250, respectively.

A reconciliation of the differences between the effective and statutory income tax rates are as follows for the year ended December 31, 2007 and the period from inception June 29, 2006 to December 31, 2006:

			From Inception
	Year Ended	Tax	June 26, 2006 to	Tax
	December 31, 2007	Rate	December 31, 2006	Rate

Federal statutory rates	$449,540	34%	$(1,121,938)	34%
Stock based compensation	69,335	5%	1,135,869	-35%
Goodwill	(189,829)	-14%	-	0%
Other	40,627	3%	8,319	0%
Effective rate	$369,673	28%	$22,250	-1%

Net deferred tax assets at December 31, 2007 totaled $75,823 and consisted primarily of deferred tax assets related to timing differences associated with the recognition of debt discount and deferred financing costs.  Deferred tax assets are included in other long-term assets in the accompanying consolidated balance sheet.  Deferred tax assets at December 31, 2007 and 2006 are not material.

A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Management analyzed its current operating results and future projections and determined that a valuation allowance was not needed at December 31, 2007.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Note 11:  Related party transactions

Deep Down borrowed $150,000 from an officer, with no stated interest, due on demand, as of June 30, 2007 which was used for working capital purposes.  Deep Down paid the loan balance in full during the third quarter of 2007.

On September 13, 2007, Deep Down redeemed 2,250 shares of Series E preferred stock owned by the Chief Executive Officer and director, and his wife, a Vice-President of Deep Down.  The Series E preferred shares were redeemed for 2,250,000 shares of common stock at the closing price of $0.655.  See further discussion under Note 8.

We lease all buildings, structures, fixtures and other improvements from JUMA, LLC, a limited liability company owned by Ronald E. Smith, CEO and director of Deep Down, Inc., and Mary L. Budrunas, a vice-president and a director of Deep Down, Inc. The base rate of $11,000 per month is payable to JUMA through September 1, 2011, together with all costs of maintaining, servicing, repairing and operating the premises, including insurance, utilities and property taxes.

Deep Down paid approximately $82,000 to JUMA for costs associated with the preparation of the additional land recently purchased by JUMA for Deep Down’s operations.  The costs were associated with permitting, land clearing and preparation.

Note 12: Commitments and Contingencies

Litigation

Deep Down is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, Deep Down is not currently involved in any legal proceedings.

Capital Lease

In February 2007, Deep Down purchased under a seller-financed capital lease, a 100-ton mobile gantry crane and related equipment.  The equipment was delivered and placed into service in March, 2007.  In accordance with Financial Accounting Standards Board SFAS 13 “Accounting for Leases” as amended, the lease was capitalized and the lease obligation and related assets recognized on Deep Down’s consolidated balance sheet.  The total value of the lease payments discounted at an 11.2% interest rate, or $525,000, was capitalized.  The off-setting lease obligation is $481,209 at December 31, 2007.

Operating Leases

Deep Down leases land and buildings under two noncancelable operating leases and is responsible for the related maintenance, insurance and property taxes. One of these leases is with a company that is wholly owned by one of our officer’s, who is also a Director, of Deep Down. This lease calls for 60 monthly payments of $11,000 and began as of September, 2006.

Deep Down also leases several trucks under a 36 month noncancelable operating lease with a third party.  Monthly payments of $7,657 began in April 2007. Additionally, Deep Down leases 2 modular office buildings from a third party under noncancelable operating leases.  The initial term of each lease is two years with three extensions of 1 year each available.  The leases began in April and July 2007, respectively, and have monthly payments of $1,849 and $1,518, respectively. Deep Down was required to pay for site preparations, installation and city permits for the buildings, which have been recorded as leasehold improvements and are being depreciated over the two-year initial lease terms.

Mako leases office space under a five year operating lease which began in June 2006 and terminates on May 31, 2011, at $7,300 per month. Mako may renew this lease for two additional terms of five years upon the expiration of the initial term. Should this option be exercised, the base monthly rental shall be increased or decreased by the Consumer Price Index net change as of the starting date of any renewal term. Basic rent expense charged to operations for the month ended December 31, 2007 was $7,300.

At December 31, 2007, future minimum lease obligations were as follows:

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Years ended December 31,:	Capital	Operating
2008	$96,428	$403,684
2009	96,428	333,974
2010	96,428	234,915
2011	96,428	124,500
2012	96,428	-
Thereafter	112,501	-
Total minimum lease payments	594,641	$1,097,073
Residual principal balance	105,000
Amount representing interest	(218,432)
Present value of minimum lease payments	481,209
Less current maturities of capital lease obligations	44,909
Long-term capital lease obligations	$436,300

Rent expense totaled $186,866 and $69,856 for the year ended December 31, 2007 and the period from inception June 29, 2006 to December 31, 2006, respectively.

Notes to Consolidated Financial Statements for the year ended December 31, 2007 and the period from inception (June 29, 2006) through December 31, 2006

Note 14: Subsequent Events

Redemption of Series D Preferred Stock

The Series D preferred stock have a face value and a liquidation preference of $1,000 per share, and are convertible into shares of common stock determined by dividing the face amount by a conversion price of $0.1933. These shares carried no voting rights.  In January and March 2008, Deep Down converted all 5,000 of the Series D shares to 25,866,518 shares of Deep Down’s common stock. The CEO and director, and his wife, a vice president and director, converted 4,500 of the 5,000 shares of Series D Preferred Stock.

Stock based compensation

During the first quarter of 2008, Deep Down issued stock options and shares of restricted stock to certain executives and employees. In conjunction with his employment on January 22, 2008, Michael Teal, the Corporate Controller, was issued 250,000 options at a vesting price of $0.70.  All of the shares underlying the stock options granted were Incentive Stock Options as defined by the Internal Revenue Code. One third of the options will vest on January 22, 2008, 2009 and 2010, and will expire on January 22, 2013.  Deep Down estimated that the aggregate fair value of such stock options totaled $74,900 based on the Black-Scholes option pricing model using the following estimates:  2.64% risk free rate, 61.3% volatility, expected life of 3 years and zero dividends.

Additionally, on February 14, 2009, Deep Down issued a total of 3.0 million options to certain executives, with a vesting price of $1.50. The closing stock price on that day was $0.42.  One third of the options will vest on February 14, 2008, 2009 and 2010, and will expire on February 14, 2013.  Deep Down estimated that the aggregate fair value of such stock options was $145,764 based on the Black-Scholes option pricing model using the following key assumptions of:   2.81% risk free rate, 61.3% volatility, expected life of 3 years and zero dividends.

Deep Down issued a total of 1.2 million shares of restricted stock to certain executives and employees on February 14, 2008. These shares become exercisable on the two year anniversary of the grant, February 14, 2010. The shares were valued at the closing stock price on that day of $0.42, and Deep Down valued the shares at $504,000 which will be amortized over the two year period until the shares are fully vested.