Form 10KSB/A
period 2007-12-31
Deep Down, Inc.
filed 2008-05-01
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB/A
(Amendment No. 1)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________

Commission File No. 0-30351

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Check if there is no disclosures of delinquent filers in response to Item 405 of Regulations S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the year ended December 31, 2007 were $19,389,730.

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of March 28, 2008 (based on the closing price on that date) was approximately $31,406,139.

At March 28 , 2008, the issuer had outstanding 115,846,019 shares of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Explanatory Note

The registrant previously filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-KSB for the year ended December 31, 2007.  The registrant has determined to file this Amendment No. 1 (this “Amendment”) to the Form 10-KSB for the following reasons:  (1) to correct the Commission File No., aggregate market value of voting and non-voting common stock held by non-affiliates and the number of outstanding shares of Common Stock, in each case as was set forth on the cover to the previously filed Form 10-KSB, (2) to correct information presented in Item 6 of the Form 10-KSB relating to percentage variances in the table presented on page 24 (relating to EBITDA), (3) to include the information in Part III of this Amendment, which the registrant previously expected to incorporate by reference from a definitive proxy statement the registrant expected to file, (4) to reformat the Exhibit Index included in the Form 10-KSB and include several additional exhibits (also being filed with this Amendment) on such index, and (5) to make other typographical corrections or adjustments.

Except as presented in this Amendment and except for Exhibits 31.1, 31.2, 32.1 and 32.2, this Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update those disclosures .

Forward-Looking Information

Unless otherwise indicated, the terms “Deep Down, Inc.”, “Deep Down”, “Deep Down Nevada”, “Company,” “we,” “our” and “us” are used in this report to refer to Deep Down, Inc., a Nevada corporation, to one or more of our consolidated subsidiaries or to all of them taken as a whole.

In this Annual Report on Form 10-KSB/ A document, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto.

The statements contained in this Annual Report on Form 10-KSB/ A that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

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

We have an established track record of introducing new products and product enhancements.  Our product development work is conducted at our facilities in Channelview, Texas and in the field.  Our application engineering staff also provides engineering services to customers in connection with the design and sales of our products.  Our ability to develop new products and maintain technological advantages is important to our future success.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by securityholders	5,500,000	(1)	$0.49	7,396,000	(1)
Equity compensation plans not approved by securityholders	5,399,397	(2)	$0.52	N/A
TOTAL	10,899,397		$0.56	7,396,000
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

Pro-Forma Results of Operations

On November 21, 2006, Subsea, a company formed on June 29, 2006, acquired Deep Down, Inc., which was founded in 1997. The transaction was accounted for as a purchase according to SFAS 141, “Business Combinations”, as there was a change of control.

As a result, the audited financial results disclosed herein present operating results for the period beginning November 21, 2006 and ending December 31, 2006, the period after which Deep Down was acquired. Management believes this stub period does not give a full view of the operations of Deep Down and, therefore, present pro-forma results of operations. The following presentation and discussion of the unaudited pro-forma consolidated results of operations has been prepared as if the acquisition of Deep Down had occurred at January 1, 2006. The pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Deep Down, Inc.
Pro-forma Statements of Operations

	Historical Results	Unaudited Pro-forma
	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Revenues	$19,389,730	$8,821,149
Cost of sales	13,020,369	5,155,399
Gross profit	6,369,361	3,665,750

Operating expenses:
Selling, general & administrative (1)	4,284,553	5,710,324
Depreciation	426,964	166,468
Total operating expenses	4,711,517	5,876,792

Operating income (loss)	1,657,844	(2,211,042)

Other income (expense):
Gain on debt extinguishment	2,000,000	-
Interest income	94,487	-
Interest expense (2)	(2,430,149)	(578,335)
Total other income (loss)	(335,662)	(578,335)

Income (loss) before income taxes	1,322,182	(2,789,377)

Income tax expense	(369,673)	(22,250)
Net income (loss)	$952,509	$(2,811,627)

Basic earnings per share	$0.01	$(0.04)
Weighted-average shares outstanding	73,917,190	75,862,484

Diluted earnings per share	$0.01	$(0.04)
Weighted-average shares outstanding	104,349,455	75,862,484

(1) Includes $3.3 million compensation expense from the issuance of Series F and G preferred shares in 2006.
(2) Includes approximately $423,258 additional interest expense from the accretion of the Series E preferred shares in 2006.

The following discussion of the unaudited pro-forma consolidated results of operations has been prepared as if the acquisition of Deep Down had occurred at January 1, 2006. The pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Revenues

	2007	Pro-Forma 2006	Change	%
Revenues	$19,389,730	$8,821,149	$10,568,581	119.8%

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

Cost of sales

	2007	Pro-Forma 2006	Change	%
Cost of sales	$13,020,369	$5,155,399	$7,864,970	152.6%

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

Selling, general and administrative expenses

	2007	Pro-Forma 2006	Change	%
Selling, general and administrative	$4,284,553	$5,710,324	$(1,425,771)	-25.0%
Stock based compensation expense	(187,394)	(3,340,792)	3,153,398	-94.4%
Selling, general and administrative	$4,097,159	$2,369,532	$1,727,627	72.9%

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

Depreciation and amortization expense

	2007	Pro-Forma 2006	Change	%
Depreciation	$398,610	$166,468	$232,142	139.5%
Amortization	28,354	-	28,354	-
Depreciation and amortization	$426,964	$166,468	$260,496	156.5%

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

Interest expense

	2007	Pro-Forma 2006	Change	%
Cash interest expense	$594,667	$155,077	$439,590	283.5%
Amount related to amortization of debt discounts and deferred financing costs	190,491	-	190,491	-
Amount related to accretion	1,644,991	423,258	1,221,733	288.6%
Total interest expense	$2,430,149	$578,335	$1,851,814	320.2%

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

Net Income (loss)

	2007	Pro-Forma 2006	Change	%
Net income (loss)	$952,509	$(2,811,627)	$3,764,136	133.9%
Stock based compensation expense	187,394	3,340,792	(3,153,398)	(94.4)%
Amount related to debt discounts	190,491	-	190,491	-
Amount related to accretion	1,644,991	423,258	1,221,733	288.6%
Gain on debt extinguishment	(2,000,000)	-	(2,000,000)	-
Net income	$975,385	$952,423	$22,962	2.4%

Net income increased by approximately $3.7 million to nearly $1.0 million for the twelve months ended December 31, 2007 as compared to a loss of approximately $2.8 million for the comparable period in 2006.

The increase in net loss from operations includes the pro-forma and non-recurring, non-cash, non-operating expense items noted above arising out of the accounting treatment of the Series E and G Preferred Stock. After adjusting for these non-cash, non-operating expenses, the Company has net income of approximately $1.0 million, up approximately $0.1 million, or 8%, from $0.9 million for the comparable period in 2006.

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

EBITDA

	2007	Pro-Forma 2006	Change	%
Net income (loss)	$952,509	$(2,811,627)	$3,764,136	133.9%
Tax expense	369,673	22,250	347,423	-
Gain on debt extinguishment	(2,000,000)	-	(2,000,000)	-
Interest	2,335,662	578,335	1,757,327	303.9%
Depreciation and amortization expense	426,964	166,468	260,496	156.5%
Stock based compensation expense	187,394	3,340,792	(3,153,398)	(94.4)%
EBITDA	$2,272,202	$1,296,218	$975,984	75.3%

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

Item 8B.              Other Information.

None.

PART III

Item 9.                 Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names, ages and positions of all of our directors and executive officers.

Name	Age	Position Held With The Company
Robert E. Chamberlain, Jr.	48	Chairman of the Board, Chief Acquisitions Officer, and Director
Ronald E. Smith*	49	Chief Executive Officer and Director
Eugene L. Butler	65	Chief Financial Officer and Director
Mary L. Budrunas*	56	Vice-President, Director, and Corporate Secretary
Michael D. Teal	51	Corporate Controller
_________________________

*  Ronald E. Smith and Mary L. Budrunas are married to each other.

Robert E. Chamberlain, Jr., Chairman of the Board, Chief Acquisitions Officer, and Director. Mr. Chamberlain has served as Chairman and Director of the Company since December 2006.  Mr. Chamberlain has a B.S. in Chemical Engineering and a B.S. in Biomedical Engineering from Northwestern University's Technological Institute and an MBA from Northwestern University's Kellogg Graduate School of Management. Mr. Chamberlain served as Vice President with Solomon Brothers Inc. (1986 to 1992), where his responsibilities included mergers, acquisitions, leveraged buyouts, merchant banking, divestitures, corporate finance, capital raises, restructurings and new product development in both the private and public markets. From 1992 through 1995, Mr. Chamberlain served as Vice President for Laidlaw Securities and Dickinson & Co. where he was responsible for generating public and private equity transactions. Since 1995, Mr. Chamberlain has assisted small emerging growth companies gain access to the capital markets and develop well articulated strategic objectives through consulting companies he controlled. Most recently, Mr. Chamberlain served as Chairman, CEO, CFO and Director of a publicly traded energy company involved in the development of oil and gas opportunities, primarily in the Barnett Shale of Texas.

Ronald E. Smith, President, Chief Executive Officer and Director . Mr. Smith co-founded Deep Down in 1997 and has served as President and Director of the Company since December 2006. Mr. Smith graduated from Texas A&M University with a Bachelor of Science degree in Ocean Engineering in 1981. Mr. Smith worked both onshore and offshore in management positions for Ocean Drilling and Exploration Company (ODECO), Oceaneering Multiflex, Mustang Engineering and Kvaerner before founding Deep Down. Mr. Smith’s interests include all types of offshore technology, nautical innovations, state of the art communications, diving technology, hydromechanics, naval architecture, dynamics of offshore structures, diving technology and marketing of new or innovative concepts. Mr. Smith is directly responsible for the invention or development of many innovative solutions for the offshore industry, including the first steel tube flying lead installation system.

Eugene L. Butler, Chief Financial Officer.   Mr. Butler has served as Chief Financial officer with Deep Down, Inc. since June 2007.  Prior, he has served in various capacities as a director, president, chief executive officer, chief financial officer and chief operating officer for Weatherford International, Inc., a $2 billion multinational service and equipment corporation serving the worldwide energy market, from 1974 to 1991.  He was elected to Weatherford’s board of directors in May of 1978, elected president and chief operating officer in 1979, and president and chief executive officer in 1984.  He successfully developed and implemented a turnaround strategy eliminating debt and returning the company to profitability during a severe energy recession.  Mr. Butler also expanded operations into international markets allowing Weatherford to become a major worldwide force with its offshore petroleum products and services.  Mr. Butler graduated from Texas A&M University in 1963, and served as an officer in the U.S. Navy until 1969 when he joined Arthur Andersen & Co.  Mr. Butler is distinguished by numerous medals and decorations, including the Bronze Star with combat “V” and the Presidential Unit Citation for his service with the river patrol force in Vietnam.

Mary L. Budrunas, Vice-President and Director.  Ms. Budrunas, co-founder of Deep Down, Inc. along with current chief executive officer Ron Smith, has served as Vice-President and director of the Company since December 2006.  Ms. Budranus is responsible for the Company’s administrative functions including human resources and accounting.  Ms. Budrunas has more than 30-years of logistical management experience in manufacturing, fabrication, and industrial sourcing in the oil and gas industry. Prior to Ms. Budrunas co-founding Deep Down in 1997, she managed the purchasing efforts of many projects over a 10-year period for Mustang Engineering, and previously directed procurement for a large petroleum drilling and production facility project in Ulsan, Korea .

Michael D. Teal, Corporate Controller.     Mr. Teal has served as corporate controller since January 2008.  Mr. Teal has significant experience in mergers and acquisitions, business development, business valuations, investment analysis, strategic planning, debt financing, equity issues, bank lines, and financial planning.  His background has primarily been in the energy industry encompassing refining, natural gas, power generation, oil and gas exploration, marine services, and risk management.  Since 1984, Mr. Teal has held various corporate-level positions in accounting, treasury, and corporate finance functions with major energy companies, most notably Valero Energy Corporation, The Coastal Corporation, and El Paso Corporation.  He also was a consultant providing consultation services to major Houston and Dallas corporations and was recently a Senior Consultant with Sirius Solutions.  Mr. Teal graduated from the University of Texas at San Antonio in 1981 with a Bachelor of Business Administration degree in financial accounting.  He earned his Master of Business Administration degree from Our Lady of the Lake University in San Antonio, Texas in 1984.  In 1988, he became a Texas-licensed Certified Public Accountant.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; strive to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors as the Company is not required to do so.

There were no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies. Our Board of Directors has determined that no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the SEC within specified time periods. Such officers, directors and shareholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of such forms received by us, or written representations from certain reporting persons, not all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied within a timely manner during the fiscal year ended December 31, 2007.  During 2007, the number of Form 3 that were filed late totaled six; the number of Form 4 that were filed late totaled six; and the number of Form 5 that were filed late totaled seven.  However all required reports have been filed by December 31, 2007.

Item 10.                Executive Compensation.

The following table summarizes all compensation paid to our Chief Executive Officer and our two highest compensated named executive officers (the “Named Executive Officers”) for the year ended December 31, 2007 and the period from inception June 29, 2006 to December 31, 2006, respectively .

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (3) ($)	All Other Compensation ($)	Total ($)
Ronald E. Smith	2007	$269,231	$-	$-	$-	$-	$269,231
President, Chief Executive Officer and Director	2006	$27,110	$1,710	$-	$-	$-	$28,820
Robert E. Chamberlain, Jr. (1)	2007	$180,000	$-	$-	$-	$12,000	$192,000
Chairman	2006	$16,670	$-	$-	$-	$-	$16,670
Mary L. Budrunas	2007	$134,615	$-	$-	$-	$-	$134,615
Vice-President and Director	2006	$13,070	$12,670	$-	$-	$-	$25,740
Eugene L. Butler (2)	2007	$105,000	$-	$-	$618,300	$7,000	$730,300
Chief Financial Officer	2006	$-	$-	$-	$-	$-	$-
Martin L. Kershman (3)	2007	$74,400	$-	$-	$39,950	$-	$114,350
ElectroWave President and Chief Executive Officer	2006	$-	$-	$-	$-	$-	$-
Ron Nance (4)	2007	$80,000	$-	$-	$39,950	$-	$119,950
ElectroWave Executive Vice-President	2006	$-	$-	$-	$-	$-	$-

(1)            Mr. Chamberlain was paid for consulting services he performed through Strategic Capital Services, Inc. Other compensation consists of auto allowance payments of $1,000 per month and $8,655 for payroll tax reimbursement which were paid during fiscal 2008.  Other compensation includes a monthly vehicle allowance.
(2)            Mr. Butler began drawing an annual salary of $180,000 beginning May 31, 2007. Option awards consist of 3,000,000 options granted on that date which vest in three equal annual installments on the first three anniversary dates of the grant date.  Other compensation consists of auto allowance payments of $1,000 per month and $7,568 for payroll tax reimbursement which were paid during fiscal 2008. Other compensation includes a monthly vehicle allowance.
(3)           Option awards are based on expense recognized under FAS123(R).  Awards were granted with a strike price equal to the quoted market price on the day of the grant and were valued at date of grant using Black-Scholes option pricing models with the following assumptions: 5% risk free rate, 52.7-53.3% volatility, expected life of 3-4 years and zero dividends.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning equity incentive plan awards for each of the Named Executive Officers, outstanding as of December 31, 2007.  The amounts reflected as Market Value are based on the closing price of our Common Shares of $ 0.98 on December 31, 2007 (the last trading day of our fiscal year ended December 31, 2007) .

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Gene Butler, Chief Financial Officer	-	3,000,000	-	$0.515	May 31, 2010

The vesting provisions for the Company’s stock options noted above will vest over a three year period.

Employment Agreements

Effective August 6, 2007, we signed an employment agreement with Ronald E. Smith, our President and Chief Executive Officer (“CEO”) for an initial term through August 6, 2010 with automatic annual renewals for an additional two years. Under terms of the employment agreement, Mr. Smith will receive an annual base salary of $250,000 plus $1,000 per month auto allowance.

Effective August 6, 2007, we signed a consulting agreement with Strategic Capital Services, Inc. (“Strategic”) to provide the services of  Robert E. Chamberlain, who is our Chairman of the Board and Chief Acquisitions Officer (“CAO”)  for an initial term through August 6, 2010 with automatic annual renewals for an additional two years. Under terms of the consulting agreement, Mr. Chamberlain will receive an annual base salary of $180,000, which was increased to $270,000 as of January 1, 2008, plus $1,000 per month auto allowance, and payment to Strategic of an amount equal to Federal and State payroll withholdings customarily withheld for an employee. Such amounts totaling approximately $8,655 were paid in February 2008.

Effective May 31, 2007, we hired Eugene L. Butler as our Chief Financial Officer (“CFO”) for an initial term through May 31, 2010 with automatic annual renewals for an additional two years. Under Mr. Butler's employment agreement, he will receive an annual base salary of $180,000, which was increased to $270,000 as of January 1, 2008. He received an aggregate of 3,000,000 stock options, of which the first 33% will vest on the first anniversary of the agreement, the second 33% on the second anniversary of the agreement and the remaining 33% will vest on the third anniversary of the agreement. The exercise price for the options was determined by the closing market price of the common stock on the date of grant.   Mr. Butler’s employment agreement contains an indemnification provision that may require us to, among other things: indemnify Mr. Butler against liabilities that may arise by reason of his status or service as an officer to the fullest extent permitted under law.  Effective August 6, 2007, Mr. Butler’s employment agreement was replaced by a consulting agreement with all the same provisions as the previous employment agreement.  The consulting agreement contains a provision that Deep Down will remit to Mr. Butler an amount equal to Federal and State payroll withholdings customarily withheld for an employee. Such amounts totaling approximately $7,568 were paid in February 2008.

Compensation of Directors

For the year ended December 31, 2007, there were no cash payments or equity grants for compensation to the Company’s former non-employee director, Daniel L. Ritz, Jr. Mr. Ritz resigned as a director of the Company effective March 20, 2007.  The other directors of the Company are all also executive officers of the Company and as directors do not receive any additional compensation related to the performance of services as directors.  The Company may agree to provide compensation to non-employee directors in the future.

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 31, 2008, concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the Company’s Common Stock; (ii) each Director; (iii) the Company’s Named Executive Officers; and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name and address of beneficial owner (2)	Shares	Options / Warrants	Percent (1)
Ronald E. Smith (3)(4)	44,629,876	-	38.5%
Mary L. Budrunas (3)(4)	44,629,876	-	38.5%
Robert E. Chamberlain, Jr.(4)	25,350,000	-	21.9%
Eugene L. Butler (4)	350,000	-	0.3%
All directors and officers as a group	70,329,876	-	60.7%

(1)           A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 115,846,019 shares of common stock outstanding as of March 28, 2008.

(2)           The address of each of the beneficial owners is c/o Deep Down, Inc., 15473 East Freeway, Channelview, Texas 77530.

(3)           Reflects 6,652,871 shares owned by Ron Smith and 16,627,005 shares owned by Mary L. Budrunas through the conversion of Series D Preferred Stock on March 28, 2008, plus 19,564,000 shares owned by Ron Smith and 1,786,000 shares owned by Mary L. Budrunas directly .

(4)           Shares owned include 350,000 shares of restricted stock issued on February 14, 2008 which become fully vested on the second anniversary of the grant, February 14, 2010.

Disclosure regarding our equity compensation plans as required by this item is incorporated by reference to the information set forth in Part II, Item 5 of this report.

Item 12.                 Certain Relationships and Related Transactions, and Director Independence.

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

The Company is a party to the employment agreements described above in Item 10.

None of the Company’s directors is independent.  However, the Company believes that it would be exempt from some of the independence requirements of NASDAQ ® due to the Company’s being a controlled company as defined in the NASDAQ® rules.  Under the NASDAQ® standards for “independence”, none of our directors would qualify as independent generally or with respect to any specific independence requirements for any committee member.

Item 13.                 Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB/ A .

Item 14.                 Principal Accountant Fees and Services.

The following table sets forth the aggregate fees paid to Malone & Bailey, PC for audit services rendered in connection with the Company's consolidated financial statements and reports for the year ended December 31, 2007 and the period ended December 31, 2006 and for other services rendered during those years on behalf of the Company and its subsidiaries:

	December 31, 2007	December 31, 2006
(i) Audit Fees	$205,967	$164,695
(ii) Audit Related Fees	165,931	-
(iii) Tax Fees	16,260	-
(iv) All Other Fees	-	-

Audit Fees: Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, the review of interim condensed consolidated financial statements included in quarterly reports and other offering documentation, services that are normally provided by Malone & Bailey, PC in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s consolidated financial statements and are not reported under "Audit Fees." These services include auditing work on proposed transactions, including the audit of Mako Technologies, Inc., attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees: Consists of tax compliance, tax preparation and other tax services. Tax compliance and tax preparation consists of fees billed for professional services related to assistance with tax returns. Other tax services consist of fees billed for other miscellaneous tax consulting.

The Board of Directors pre-approves all audit and permissible non-audit services provided by Malone & Bailey, PC. These services may include audit services, audit-related services, tax services and other services. The Board of Directors may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more directors. If so delegated, the director must report any pre-approval decision to the Board of Directors at its first meeting after the pre-approval was obtained.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.

/s/ RONALD E. SMITH
Ronald E. Smith, President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2008

/s/ EUGENE L. BUTLER
Eugene L. Butler
Chief Financial Officer (Principal Financial Officer)

Dated: April 30, 2008

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints RONALD E. SMITH and EUGENE L. BUTLER, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstititon for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB/A, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ RONALD E. SMITH	President, Chief Executive Officer and Director	April 30, 2008
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer and Director	April 30, 2008
Eugene L. Butler	(Principal Financial Officer)

/s/ ROBERT E. CHAMBERLAIN, JR.	Chairman, Chief Acquisitions Officer and Director	April 30, 2008
Robert E. Chamberlain, Jr.

/s/ MARY L. BUDRUNAS	Vice-President, Director, and Corporate Secretary	April 30, 2008
Mary L. Budrunas

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc.
3.1
Certificate of Incorporation of MediQuip Holdings, Inc. (incorporated by reference from Exhibit 3.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed on March 31, 2008).

3.2
Certificate of Amendment to Articles of Incorporation providing for Change of Name to Deep Down, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed on March 31, 2008).

*3.3	By Laws of Deep Down, Inc.
*3.4	Form of Certificate Designation of Series D Redeemable Convertible Preferred Stock
*3.5	Form of Certificate Designation of Series E Redeemable Exchangeable Preferred Stock
*3.6	Form of Certificate Designation of Series F Redeemable Convertible Preferred Stock
*3.7	Form of Certificate Designation of Series G Redeemable Exchangeable Preferred Stock
*4.1	Common Stock Purchase Warrant for 4,960,585 common stock of Deep Down, Inc. issued to Prospect Capital Corporation effective May 25, 2007.
4.2
Common Stock Purchase Warrant for 320,000 shares issued to Dragonfly Capital Partners, LLC dated August 6, 2007 (incorporated by reference from Exhibit 4.2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed on March 31, 2008).

4.3
Common Stock Purchase Warrant for 118, 812 shares issued to Dragonfly Capital Partners, LLC dated January 4, 2008 (incorporated by reference from Exhibit 4.3 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed on March 31, 2008).

*4.4	Registration Rights Agreement, dated August 6, 2007, among Deep Down, Inc. and Prospect Capital Corporation.
*10.1	Credit Agreement, dated as of August 6, 2007, among Deep Down, Inc., as borrower, the financial institutions from time to time party thereto, and Prospect Capital Corporation.
10.2
First Amendment to Credit Agreement, dated as of December 21, 2007, among Deep Down, Inc., as borrower, and Prospect Capital Corporation, as agent and lender (incorporated by reference from Exhibit 4.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed on March 31, 2008).

Exhibit Number	Description of Exhibit

*10.3	Guarantee and Collateral Agreement, dated as of August 6, 2007, among Deep Down, Inc., as borrower and as Grantor, and Prospect Capital Corporation as Administrative Agent
10.4†
Consulting Agreement, dated as of August 6, 2007, between Deep Down, Inc. and Strategic Capital Services, Inc. regarding the services of Robert Chamberlain (incorporated by reference from Exhibit 10.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed on March 31, 2008).

10.5†
Employment Agreement, dated as of August 6, 2007, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed on March 31, 2008)

10.6†
Consulting Agreement, dated as of August 6, 2007, between Deep Down, Inc. and Eugene L. Butler & Associates regarding the services of Eugene L. Butler (incorporated by reference from Exhibit 10.3 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed on March 31, 2008).

*10.7†	2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.
*10.8†	Form of Option Grant Agreement under 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.
10.9
Agreement and Plan of Merger among Deep Down, Inc., Mako Technologies, LLC, Mako Technologies, Inc. and the shareholders of Mako Technologies, Inc. dated December 17, 2007 (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed on March 31, 2008).

*10.10
Agreement and Plan of Reorganization among Deep Down, Inc., ElectroWave (USA), Inc., a Nevada corporation, ElectroWave (USA) Inc., a Texas corporation, Pinemont IV, Martin L. Kershman and Ronald W. Nance.

10.11
Lease Agreement dated September 1, 2006 between Deep Down, Inc., a Delaware corporation, as tenant, and JUMA, L.L.C. (incorporated by reference from Exhibit 10.4 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed on March 31, 2008).

*10.12	Lease Agreement dated June 1, 2006, betwen Mako Technologies, Inc., as Lessee and Sutton Industries, as Lessor.
*21.1	Subsidiary List
24.1	Power of Attorney (set forth immediately following the signatures to this report).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
*32.1	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
*32.2	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

* Filed or furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Down, Inc., Houston, Texas

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. (the “Company”), as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007. We have also audited the accompanying statements of operations, stockholders’ deficit and cash flows for the period from inception (June 29, 2006) through December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 31, 2008

Deep Down, Inc.
Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Cash and equivalents	$2,206,220	$12,462
Restricted cash	375,000	-
Accounts receivable, net of allowance of $139,787 and $81,809	7,190,466	1,264,228
Prepaid expenses and other current assets	312,058	156,975
Inventory	502,253	-
Lease receivable, short term	414,000	-
Work in progress	945,612	916,485
Receivable from Prospect, net	2,687,333	-
Total current assets	14,632,942	2,350,150
Property and equipment, net	5,172,804	845,200
Other assets, net of accumulated amortization of $54,560 and $0	1,109,152	-
Lease receivable, long term	173,000	-
Intangibles, net	4,369,647	-
Goodwill	10,594,144	6,934,213
Total assets	$36,051,689	$10,129,563

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued liabilities	$3,569,826	$816,490
Deferred revenue	188,030	190,000
Payable to Mako Shareholders	3,205,667	-
Current portion of long-term debt	995,177	410,731
Total current liabilities	7,958,700	1,417,221
Long-term debt, net of accumulated discount of $1,703,258 and $0	10,698,818	757,617
Series E redeemable exchangeable preferred stock, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
500 and 5,000 issued and outstanding, respectively	386,411	3,486,376
Series G redeemable exchangeable preferred stock, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
-0- and 1,000 issued and outstanding, respectively	-	697,275
Total liabilities	19,043,929	6,358,489

Temporary equity:
Series D redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock 5,000 issued and outstanding	4,419,244	4,419,244
Series F redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate of all series of Preferred stock -0- and 3,000 issued and outstanding, respectively	-	2,651,547
Total temporary equity	4,419,244	7,070,791

Stockholders' equity (deficit):
Series C convertible preferred stock, $0.001 par value, 7% cumulative dividend, authorized 10,000,000 aggregate shares of all series of Preferred stock
-0- and 22,000 shares issued and outstanding, respectively	-	22
Common stock, $0.001 par value, 490,000,000 shares authorized, 85,976,526
and 82,870,171 shares issued and outstanding, respectively	85,977	82,870
Paid in capital	14,849,847	(82,792)
Accumulated deficit	(2,347,308)	(3,299,817)
Total stockholders' equity (deficit)	12,588,516	(3,299,717)
Total liabilities and stockholders' equity	$36,051,689	$10,129,563

See accompanying notes to consolidated financial statements.

Deep Down, Inc.
Consolidated Statements of Operations
For the Year Ended December 31, 2007 and
For the Period Since Inception (June 29, 2006) to December 31, 2006

		From Inception
	Year Ended	June 29, 2006 to
	December 31, 2007	December 31, 2006

Revenues
Contract revenue	$15,652,848	$978,047
Rental revenue	3,736,882	-

Total revenues	19,389,730	978,047
Cost of sales	13,020,369	565,700

Gross profit	6,369,361	412,347

Operating expenses:
Selling, general & administrative	4,284,553	3,600,627
Depreciation and amortization	426,964	27,161

Total operating expenses	4,711,517	3,627,788

Operating income (loss)	1,657,844	(3,215,441)

Other income (expense):
Gain on debt extinguishment	2,000,000	-
Interest income	94,487	-
Interest expense	(2,430,149)	(62,126)

Total other income (expense)	(335,662)	(62,126)

Income (loss) before income taxes	1,322,182	(3,277,567)

Income tax expense	(369,673)	(22,250)
Net income (loss)	$952,509	$(3,299,817)

Basic earnings (loss) per share	$0.01	$(0.04)
Weighted-average shares outstanding, basic	73,917,190	76,701,569

Diluted earnings (loss) per share	$0.01	$(0.04)
Weighted-average shares outstanding, fully-diluted	104,349,455	76,701,569

See accompanying notes to consolidated financial statements.

Deep Down, Inc.
Statements of Stockholders' Equity
For the Year Ended December 31, 2007 and
For the Period Since Inception (June 29, 2006) to December 31, 2006

	Common Stock		Series C Preferred Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance at June 29, 2006 (inception) (a)	75,000,000	$75,000	-	$-	$(74,900)	$-	$100

Net income (loss)	-	-	-	-	-	(3,299,817)	(3,299,817)
Reverse merger with MediQuip (a)	7,870,171	7,870	22,000	22	(7,892)	-	-

Balance at December 31, 2006	82,870,171	82,870	22,000	22	(82,792)	$(3,299,817)	(3,299,717)

Net income (loss)	-	-	-	-	-	952,509	952,509
Shares repurchased	(25,000,000)	(25,000)	-	-	(225,000)	-	(250,000)
Redemption of Series E Preferred Stock	3,463,592	3,464	-	-	3,840,314	-	3,843,778
Redemption of Series C Preferred Stock	4,400,000	4,400	(22,000)	(22)	(4,378)	-	-
Stock issued for debt payment	543,689	544			559,456	-	560,000
Stock issued for acquisition of a business	6,574,074	6,574	-	-	4,989,723	-	4,996,297
Private Placement offering	13,125,000	13,125	-	-	3,946,875	-	3,960,000
Stock based compensation	-	-	-	-	187,394	-	187,394
Warrants issued to lender	-	-	-	-	1,479,189	-	1,479,189
Warrants issued to third party for deferred financing costs	-	-	-	-	159,066	-	159,066

Balance at December 31, 2007	85,976,526	$85,977	-	$-	$14,849,847	$(2,347,308)	$12,588,516

(a) Shares were stated at par value of $0.01 in error, the correct par value of $0.001 is reflected, with the offset to Paid-in Capital

See accompanying notes to consolidated financial statements.

Deep Down, Inc.
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2007 and
For the Period Since Inception (June 29, 2006) to December 31, 2006

	For the Year Ended December 31, 2007	From Inception June 29, 2006 to December 31, 2006
Cash flows from operating activities:
Net income (loss)	$952,509	$(3,299,817)
Adjustments to reconcile net income to net cash
used in operating activities:
Gain on extinguishment of debt	(2,000,000)	-
Amortization of debt discount	1,780,922	48,179
Amortization of deferred financing costs	54,016	-
Share-based compensation	187,394	3,340,792
Allowance for doubtful accounts	108,398	-
Depreciation and amortization	426,964	27,163
Gain on disposal of equipment	24,336	-
Changes in assets and liabilities:
Lease receivable	(863,000)	-
Accounts receivable	(4,388,146)	(251,001)
Prepaid expenses and other current assets	(54,310)	23,335
Inventory	(502,253)	-
Work in progress	246,278	(90,326)
Accounts payable and accrued liabilities	1,022,726	145,433
Deferred revenue	(1,970)	-

Net cash used in operating activities	(3,006,136)	(56,242)

Cash flows from investing activities:
Cash acquired in acquisition of a business	261,867	101,497
Cash paid for third party debt	(432,475)	-
Cash received from sale of ElectroWave receivables	261,068	-
Cash paid for final acquisition costs	(242,924)	-
Purchases of equipment	(830,965)	-
Restricted cash	(375,000)	-

Net cash (used in) provided by investing activities	(1,358,429)	101,497

Cash flows from financing activities:
Payment for cancellation of common stock	(250,000)	-
Redemption of preferred stock	(250,000)	-
Proceeds from sale of common stock, net of expenses	3,960,000	-
Proceeds from sales-type lease	276,000	-
Borrowings on debt - related party	(150,000)	-
Payments on debt - related party	150,000	-
Borrowings on long-term debt	6,204,779	-
Deferred financing fees	(442,198)	-
Prepaid points	(180,000)	-
Payments of long-term debt	(2,760,258)	(32,893)

Net cash provided by (used in) financing activities	6,558,323	(32,893)

Change in cash and equivalents	2,193,758	12,362

Cash and equivalents at beginning of year	12,462	100

Cash and equivalents at end of period	$2,206,220	$12,462

See accompanying notes to consolidated financial statements.

Deep Down, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2007 and
For the Period Since Inception (June 29, 2006) to December 31, 2006

		From Inception
	Year Ended	June 29, 2006 to
	December 31, 2007	December 31, 2006

Supplemental schedule of noncash investing
and financing activities:
Acquisition of a business – Electrowave	$(190,381)	$-
Exchange of receivables for acquisition of a business	$171,407	$-
Acquisition of a business – Mako	$280,680	$-
Net receivable from lender-Prospect Capital	$2,687,333	$-
Transfer work in progress to fixed assets	$110,181	$-
Fixed assets purchased with capital lease	$525,000	$-
Exchange of preferred stock	$3,366,778	$-
Redemption of preferred stock	$4,935,463	$-
Common stock issued for notes payable	$560,000	$-
Creation of debt discount due to warrants issued to lender	$1,479,189	$-
Creation of deferred financing cost due to warrants issued to third party	$159,066	$-

Supplemental Disclosures:
Cash paid for interest	$594,667	$-
Cash paid for taxes	$114,970	$-

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

Fair Value of Financial Instruments

The estimated fair value of Deep Down’s financial instruments is as follows at December 31, 2007:

•	Cash and equivalents, accounts receivable and accounts payable - The carrying amounts approximated fair value due to the short-term maturity of these instruments.
•	Preferred Stock - Series D, E, F and G – The carrying amounts approximate the fair value
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

Lease Obligations

Deep Down leases land and buildings under noncancelable operating leases.  Deep Down leases its corporate headquarters from an entity owned by the CEO and his wife, a vice president and director.  in addition to several vehicles, modular office buildings and office equipment which are also recorded as operating leases and are expensed.  Deep Down also leases a 100-ton mobile gantry crane under a capital lease, which is included with Equipment on the consolidated balance sheet.

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

		Principal	Unearned income
Minimum lease payments receivable	$828,000
Estimated residual value of leased property	35,000
	863,000	$863,000	$(113,000)
Less: Unearned interest income	(113,000)
Net investment in sales-type leases	750,000
Net payments received	(217,975)	(276,000)	58,025
Lease balance December 31, 2007	$532,025	$587,000	$(54,975)
Current portion		$414,000	$(54,975)
Long-term portion		$173,000

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

The following unaudited pro-forma combined condensed financial statements are based on the historical financial statements of Mako and Deep Down after giving effect to the acquisition of Mako. The unaudited pro-forma condensed combined statements of operations for the twelve months ended December 31, 2007 is presented as if the acquisition had taken place on January 1, 2007 by combining the historical results of Mako and Deep Down.

The unaudited pro-forma results were as follows:

Deep Down, Inc.
Unaudited Pro-forma Statements of Operations

		Historical
	Historical	Mako
	Deep Down	Eleven Months			Pro-Forma
	Year Ended	Ended			Year Ended
	December 31,	November 30,	Pro-Forma		December 31,
	2007	2007	Adjustments		2007

Revenues	$19,389,730	$5,494,388	$-		$24,884,118
Cost of sales	13,020,369	2,298,597	-		15,318,966
Gross profit	6,369,361	3,195,791	-		9,565,152
Operating expenses	4,711,517	2,455,728	311,882	(c)	7,479,127
Total other income	(335,662)	(65,705)	(1,059,573)	(d)	(1,460,940)
Income tax expense	(369,673)	(319,432)	-		(689,105)
Net income (loss)	$952,509	$354,926	$(1,371,455)		$(64,020)

Basic earnings per share	$0.01				$-
Shares used in computing basic per share amounts	73,917,190			(e)	83,276,238

Diluted earnings per share	$0.01				$-
Shares used in computing diluted per share amounts	104,349,455			(e)	113,708,503

(c)	Amortization of the intangible assets at a rate of $28,353 per month for eleven months. One month is included in the historical Deep Down total.

(d)
Represents cash interest plus amortization of deferred financing costs and debt discounts.  Interest is payable at 15.5% on the outstanding principal, and the related fees are amortized using the effective interest method over the four-year life of the loan.

(e)	A total of 9,377,059 shares were issued for the total transaction. These pro-forma amounts give effect as if shares were issued January 1, 2007.

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

No pro-forma amounts are presented as the impact would not be material.

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

Payment table

The table below includes the additional advance of $6.0 million under the Amendment to the Credit Agreement in January 2008, plus the related debt discount of approximately $180,000 in lenders’ fees related to that additional advance. Aggregate principal maturities of long-term debt were as follows for years ended December 31:

Years ended December 31,	Principal	Unamortized Debt Discount	Total
2008	$1,416,044	$(465,776)	$950,268
2009	1,000,000	(468,291)	531,709
2010	1,000,000	(461,413)	538,587
2011	9,500,000	(307,778)	9,192,222
	$12,916,044	$(1,703,258)	$11,212,786

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

Summary of Stock Options

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options)
Outstanding at December 31, 2006	-	$-
Grants	5,500,000	$0.58
Outstanding at December 31, 2007	5,500,000	$0.58	3.2	$2,292,000
Exercisable at December 31, 2007	562,500	$0.76	4.3	$156,375

The following summarizes Deep Down’s outstanding options and their respective exercise prices at December 31, 2007:

Exercise Price	Number of Shares
$0.30	300,000
$0.50 - 0.52	4,300,000
$0.75	300,000
$1.00	300,000
$1.25	300,000
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

A summary of warrant transactions follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options
Outstanding at December 31, 2006	-	$-
Grants	5,399,397	$0.53
Outstanding at December 31, 2007	5,399,397	$0.53	4.6	$2,405,075
Exercisable at December 31, 2007	-			$-

The following summarizes Deep Down’s outstanding warrants and their respective exercise prices at December 31, 2007:

Exercise Price	Number of Shares
$0.51	4,960,585
$0.75	320,000
$1.01	118,812
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

Note 13:                 Subsequent Events

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