Form 10-Q
period 2008-03-31
Deep Down, Inc.
filed 2008-05-16
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30351

DEEP DOWN, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2263732
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

15473 East Freeway Channelview,Texas	77530
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (281) 862-2201

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check is smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

At May 14, 2008, there were 115,846,019 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Deep Down, Inc. and its wholly-owned subsidiaries.

Deep Down, Inc., a Nevada corporation, (“Deep Down Nevada” or “Deep Down” or the “Company”) is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), and Mako Technologies, LLC (“Mako”), a Nevada limited liability company.

Readers should consider the following information as they review this Quarterly Report on Form 10-Q:

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of May 14, 2008, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 14, 2008 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

Document Summaries

Descriptions of documents and agreements contained in this Quarterly Report on Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our 2007 Annual Report on Form 10-KSB/A (Amendment No. 1), other periodic reports we file with the Securities and Exchange Commission (“SEC”) or this Form 10-Q.

Access to Filings

Access to our Annual Reports on Form 10-KSB, Quarterly Reports on Forms 10-Q or Form 10-QSB and Current Reports on Form 8-K, and amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowninc.com).  Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the SEC.  The contents of our website are not, and shall not be deemed to be, incorporated into this report.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and equivalents	$3,115,818	$2,206,220
Restricted cash	562,500	375,000
Accounts receivable, net of allowance of $141,736 and $139,787 respectively	7,469,386	7,190,466
Prepaid expenses and other current assets	418,984	312,058
Inventory	502,253	502,253
Lease receivable, short-term	414,000	414,000
Work in progress	1,106,891	945,612
Receivable from Prospect, net	-	2,687,333
Total current assets	13,589,832	14,632,942
Property and equipment, net	5,058,557	5,172,804
Other assets, net of accumulated amortization of $111,854 and $54,560 respectively	1,052,550	1,109,152
Lease receivable, long-term	69,500	173,000
Intangibles, net	4,284,588	4,369,647
Goodwill	10,660,669	10,594,144
Total assets	$34,715,696	$36,051,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$2,966,215	$3,569,826
Deferred revenue	135,000	188,030
Payable to Mako shareholders	1,243,571	3,205,667
Current portion of long-term debt	330,399	995,177
Total current liabilities	4,675,185	7,958,700
Long-term debt, net of accumulated discount of $1,585,088 and $1,703,258 respectively	11,054,959	10,698,818
Series E redeemable exchangeable preferred stock, par value $0.01, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of preferred stock, -0- and 500 issued and outstanding, respectively	-	386,411
Total liabilities	15,730,144	19,043,929
Temporary equity:
Series D redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of preferred stock, -0- and 5,000 issued and outstanding, respectively	-	4,419,244
Total temporary equity	-	4,419,244
Stockholders' equity:
Common stock, $0.001 par value, 490,000,000 shares authorized, 115,846,019
and 85,976,526 shares issued and outstanding, respectively	115,846	85,977
Paid-in capital	21,306,461	14,849,847
Accumulated deficit	(2,436,755)	(2,347,308)
Total stockholders' equity	18,985,552	12,588,516
Total liabilities and stockholders' equity	$34,715,696	$36,051,689

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Revenues:
Contract revenue	$5,337,529	$1,602,281
Rental revenue	941,936	496,113
Total revenues	6,279,465	2,098,394
Cost of sales	3,876,371	1,252,089
Gross Profit	2,403,094	846,305

Operating expenses:
Selling, general & administrative	1,762,247	659,651
Depreciation and amortization	298,149	64,025
Total operating expenses	2,060,396	723,676
Operating income	342,698	122,629
Other income (expense):
Gain on sale of assets	28,355	-
Interest income	39,164	-
Interest expense	(769,030)	(231,887)
Total other expense	(701,511)	(231,887)
Loss before income taxes	(358,813)	(109,258)
Income tax benefit	269,366	-
Net loss	$(89,477)	$(109,258)
Earnings per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted-average common shares outstanding	87,185,242	81,036,838

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(89,447)	$(109,258)
Adjustments to reconcile net income to net cash
used in operating activities:
Amortization of debt discount	231,760	179,587
Amortization of deferred financing costs	56,915	-
Share-based compensation	105,162	-
Allowance for doubtful accounts	3,949	-
Depreciation and amortization	298,150	64,025
Gain on disposal of equipment	58,115	-
Changes in assets and liabilities:
Accounts receivable	(282,869)	(181,220)
Prepaid expenses and other current assets	(107,239)	15,111
Finished goods	-	(355,568)
Construction in progress	(161,279)	64,170
Accounts payable and accrued liabilities	(603,631)	395,236
Deferred revenue	(53,030)	72,000
Net cash provided by (used in) operating activities	(543,444)	144,083
Cash flows from investing activities:
Cash paid for final acquisition costs	(66,525)	-
Cash paid for third party debt	-	(366,134)
Cash received from sale of ElectroWave receivables	-	261,068
Purchases of equipment	(156,958)	(290,373)
Restricted cash	(187,500)	-
Net cash used in investing activities	(410,983)	(395,439)
Cash flows from financing activities:
Payment for cancellation of common stock	-	(250,000)
Redemption of preferred stock	-	(250,000)
Proceeds from sale of common stock, net of expenses	-	950,000
Proceeds from sales-type lease	103,500	-
Proceeds from Prospect Capital	2,687,333	-
Payments of long-term debt	(926,808)	(113,129)
Net cash provided by financing activities	1,864,025	336,871
Change in cash and equivalents	909,598	85,515
Cash and equivalents, beginning of period	2,206,220	12,462
Cash and equivalents, end of period	$3,115,818	$97,977

Supplemental schedule of noncash investing
and financing activities:
Fixed assets purchased with capital lease	$-	$525,000
Exchange of preferred stock	$4,419,244	$3,366,778
Redemption of preferred stock for debt	$500,000	$-
Common Shares issued as restricted stock	$1,200	$-
Stock issued for payment of shareholder debt	$1,962,078	$-
Supplemental Disclosures:
Cash paid for interest	$480,356	$52,301
Cash paid for taxes	$275,000	$-

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Deep Down, Inc., a Nevada corporation, (“Deep Down Nevada” or “Deep Down” or the “Company”) is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), and Mako Technologies, LLC (“Mako”), a Nevada limited liability company.

Deep Down Delaware provides installation management, engineering services, support services and storage management services for the subsea controls, umbilicals and offshore pipeline industries. Deep Down Delaware also fabricates component parts for subsea distribution systems and assemblies.

ElectroWave offers products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors.

Mako serves the growing offshore petroleum and marine industries with technical support services, and products vital to offshore petroleum production, through rentals of its remotely operated vehicles (“ROV”) , topside and subsea equipment, and diving support systems used in diving operations, maintenance and repair operations, offshore construction, and environmental/marine surveys.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB/A (Amendment No. 1) for the year ended December 31, 2007 filed on May 1, 2008.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Deep Down’s wholly-owned subsidiaries after the elimination of significant intercompany accounts and transactions.

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable includes an allowance for uncollectible accounts of $141,736 and $139,787 as of March 31, 2008 and December 31, 2007, respectively. Bad debt expense totaled $3,949 and $1,852 for the three months ended March 31, 2008 and March 31, 2007, respectively.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment include the following:

	March 31, 2008	December 31, 2007
Building	$231,055	$195,305
Furniture and fixtures	63,777	63,777
Vehicles and trailers	112,162	112,162
Leasehold improvements	113,614	75,149
Equipment	2,021,054	2,004,167
Rental Equipment	3,144,560	3,144,559
Total	5,686,222	5,595,118
Less: Accumulated depreciation	(627,665)	(422,314)
Property and equipment, net	$5,058,557	$5,172,804

Depreciation expense for the three months ended March 31, 2008 and March 31, 2007 was approximately $213,090 and $64,025, respectively.

NOTE 4: LONG-TERM DEBT

The following table summarizes long-term debt:

	March 31, 2008	December 31, 2007
Secured credit agreement with Prospect Capital Corporation
quarterly principal payments of $250,000 beginning
September 30, 2008; monthly interest payments,
interest fixed at 15.5%; balance due August 2011;
secured by all assets	$12,000,000	$12,000,000
Debt discount, net of amortization of $254,101 and $135,931 respectively	(1,585,088)	(1,703,258)
Note payable to a bank, payable in monthly
installments bearing interest at 8.25% per annum,
maturing June 10, 2008, cross-collateralized
by Mako assets, paid January 2008.	-	289,665
Note payable to a bank, payable in monthly
installments bearing interest at 7.85% per annum,
maturing September 28, 2010, collateralized by Mako
life insurance policy and equipment, paid January 2008.	-	320,027
Revolving line-of-credit of $500,000 from a bank,
matured October 13, 2007 or on demand, interest rate is
at a variable rate resulting in a rate of 8.30% as of
September 30, 2007, collateralized by Mako equipment,
paid January 2008.	-	151,705
Note payable to a bank payable in monthly
installments bearing interest at 7.85% per annum,
maturing January 25, 2011, collateralized by Mako
equipment and life insurance policy, paid January 2008	-	154,647
Total secured credit agreement and bank debt	10,414,912	11,212,786
6% Subordinated Debenture beginning March 31, 2008; annual		-
interest payments, interest fixed at 6%; matures March 31, 2011	500,000	-
Capital lease of equipment, monthly lease payments,
interest imputed at 11.2%	470,446	481,209
Total long-term debt	11,385,358	11,693,995
Current portion of long-term debt	(330,399)	(995,177)
Long-term debt, net of current portion	$11,054,959	$10,698,818

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Secured Credit Agreement

On December 21, 2007, Deep Down entered into an amendment to our Credit Agreement (the “Amendment”) to provide the funding for the cash portion of the purchase of Mako. The total commitment available under the Amendment was increased from $6.5 million to $13.0 million. Quarterly principal payments increased to $250,000 beginning September 30, 2008, with the remaining balance outstanding due August 6, 2011.  Interest paid through March 31, 2008 was $480,356. Under the Credit Agreement, we are required to meet certain covenants and restrictions. We must also maintain a debt service reserve account of $750,000.  As of March 31, 2008, $562,500 is separately classified as “Restricted cash” on the accompanying balance sheet. At March 31, 2008, Deep Down is not in compliance with certain financial covenants or the requirement to have life insurance on the CEO in the amount of $3,000,000.  Deep Down has obtained waivers from the lender for all the covenants that are not in compliance.

In connection with the second advance under the Credit Agreement on January 4, 2008, Deep Down capitalized an additional $261,941 in deferred financing costs.  Of this amount, $216,000 was paid in cash to various third parties related to the financing, and the remainder of $45,946 represents the Black Scholes valuation of warrants issued to one of these third party vendors.  The warrant was granted to purchase up to 118,812 shares of common stock at an exercise price of $1.01 per share.  The warrant has a five-year term and is immediately exercisable.  The fair value of the warrant was estimated to be $45,946 based on the Black Scholes pricing model.  The assumptions used in the model included (1) expected volatility of 61.3%, (2) expected term of 2.5 years, (3) discount rate of 3.2% and (4) zero expected dividends.   Provisions in the warrant agreement allow for a cashless exercise provision, not to exceed 2% of outstanding common stock at the time of exercise.

The following table summarizes interest expense for the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended
	March 31,
	2008	2007
Interest Expense	$480,356	$52,300
Accretion	113,589	179,587
Amortization of debt discount	118,171	-
Amortization of deferred financing	56,914	-
	$769,030	$231,887

Exchange of Remaining Series E Redeemable Exchangeable Preferred Stock to 6% Subordinated Debenture

On March 31, 2008, 500 shares of the Series E Redeemable Exchangeable Preferred Stock (“Series E”) were exchanged into a 6% Subordinated Debenture in an outstanding principal amount of $500,000 (the “Debenture”).  The Debenture has a fixed interest rate of 6% interest per annum to be paid annually on March 31st through maturity on March 31, 2011. The Series E had a face value and liquidation preference of $1,000 per share, no dividend preference, and were exchangeable at the holder’s option into 6% Subordinated Debenture due three years from the date of the exchange. These shares carried voting rights equal to 690 votes per share. The Series E Preferred Stock was valued based on the discounted value of expected future cash flows (using a discount rate of 20%).  At inception, Deep Down evaluated the Series E and has classified as debt instruments from the date of issuance since the Series E are exchangeable at the option of the holder thereof into Debenture.  The difference between the face value of the Series E and the discounted book value recorded on the balance sheet, or original issue discount, was recorded as non-cash interest expense for the duration of the term.  Upon exchange into the $500,000 subordinated debenture Deep Down recorded $113,589 in interest expense for the accretion up to face value.

During the quarter ended March 31, 2008 and in accordance with the terms of the purchase of Mako, Deep Down paid $916,044 of notes payable.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: BUSINESS COMBINATIONS

Purchase of Mako Technologies, Inc.

Effective December 1, 2007, Deep Down purchased 100% of the common stock of Mako Technologies, Inc. Pursuant to the agreement and plan of merger, two installments were paid to the Mako shareholders.  The first installment of $2,916,667 in cash and 6,574,074 restricted shares of common stock of Deep Down, valued at $0.76 per share, was paid on January 4, 2008.  The second installment of 2,802,969 restricted shares of common stock of Deep Down valued at $0.70 was issued on March 28, 2008. The final cash payment of $1,243,571 which was paid on April 11, 2008, is reflected as “Payable to Mako shareholders” on the accompanying balance sheets.

The following unaudited pro-forma combined condensed financial statements are based on the historical financial statements of Mako and Deep Down after giving effect to the acquisition of Mako.  The unaudited pro-forma condensed combined statements of operations for the three months ended March 31, 2007 is presented as if the acquisition had taken place on January 1, 2007 by combining the historical results of Mako and Deep Down.

The unaudited pro-forma results were as follows:

Deep Down, Inc.
Unaudited Pro forma Statements of Operations

	Historical	Historical
	Deep Down	Mako			Pro-Forma
	Quarter Ended	Quarter Ended			Quarter Ended
	March 31,	March 31,	Pro-Forma		March 31,
	2007	2007	Adjustments		2007

Revenues	$2,098,394	$849,929	$-		$2,948,323
Cost of sales	1,252,089	561,116			1,813,205

Gross profit	846,305	288,813	-		1,135,118
Operating expenses	723,676	406,933	93,039	(a)	1,223,648
Total other income (expense)	(231,887)	(17,974)	(266,123)	(b)	(515,984)

Net loss	$(109,258)	$(136,094)	$(359,162)		$(604,514)

Earnings per share:
Basic and diluted	$-				$(0.01)
Weighted-average common shares outstanding	85,976,526			(c)	95,353,569

(a) Amortization of the intangible assets at a rate of $28,353 per month for three months; plus $7,980 adjustment to historical depreciation expense to adjust to purchase accounting asset values.

(b) Represents cash interest plus amortization of deferred financing costs and debt discounts.  Interest is payable at 15.5% on the outstanding principal, and the related fees are amortized using the effective interest method over the four-year life of the loan.

(c) A total of 9,377,043 shares were issued for the total transaction. These pro forma amounts give effect as if shares were issued January 1, 2007

NOTE 6: PREFERRED STOCK

Series D Redeemable Convertible Preferred Stock as Temporary Equity

On March 28, 2008, the remaining outstanding 5,000 shares of Series D redeemable convertible preferred stock (“Series D”) were converted into 25,866,518 restricted shares of common stock.  The Series D had a face value and liquidation preference of $1,000 per share, no dividend preference, and were convertible into shares of common stock determined by dividing the face amount by a conversion price of $0.1933.  These shares carried voting rights equal to one vote for every share of common stock into which the preferred stock is convertible.  These shares were redeemable at their face value on an annual basis within 120 days after each calendar year-end beginning with the year ending December 31, 2007 based on an amount equal to 15.625% of annual net income.  In the event that a holder declined redemption, such amounts would have been reallocated to the other preferred stock holders that had elected to redeem.

Deep Down evaluated the Series D preferred stock for liability or equity presentation and determined that the Series D preferred stock were more appropriately classified as “Temporary equity” on the accompanying balance sheets due to the conditional redemption feature.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:  STOCK OPTIONS AND WARRANTS

Stock Options and Warrants

Deep Down has a stock based compensation plan - the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”). The exercise price of the options, as well as the vesting period, is established by Deep Down’s board of directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. Under the Plan the total number of options permitted is 15% of issued and outstanding common shares. During the three months ended March 31, 2008, Deep Down granted 3,250,000 options and cancelled 625,000 options under the Plan.

The total stock based compensation expense for the three months ended March 31, 2008 and March 31, 2007, was $105,162 and -0-, respectively.  The unamortized portion of the estimated fair value of these stock options is $ 1,203,721 at March 31, 2008. Based on the shares of common stock outstanding at March 31, 2008, there are 9,252,000 options available for grant under the Plan as of that date.

During the three months ended March 31, 2008, Deep Down granted 1,200,000 shares of restricted common stock to certain officers and employees of Deep Down. These restricted shares vest over a period of two years. Deep Down determined the fair market value on the date of grant to be $504,000 and is recognizing the expense ratably over the vesting period.

Summary of Stock Options

	Options Underlying Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money) Options)
Outstanding at December 31, 2007	5,500,000	$0.58
Grants	3,250,000	1.44
Cancellations	(625,000)	0.76
Outstanding at March 31, 2008	8,125,000	$0.91	3.5	$816,500
Exercisable at March 31, 2008	625,000	$0.76	4.0	$72,500

The following table summarizes outstanding options and their respective exercise prices at March 31, 2008:

Exercise Price	Options Underlying Shares
$0.30 - 0.49	175,000
$0.50 - 0.69	4,175,000
$0.70 - 0.99	425,000
$1.00 - 1.29	350,000
$1.30 - 1.50	3,000,000
8,125,000

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the year ended December 31, 2007:

Dividend yield	0%
Risk free interest rate	2.64% - 5.00%
Expected term of options	3 - 4 years
Expected volatility	53% - 61%

Related to the financing of Secured Credit Agreement Amendment and second advance in January 2008, Deep Down issued warrants to purchase up to 118,812 shares of common stock at an exercise price of $1.01 per share to a third party.  The warrant has a five-year term and is immediately exercisable. The assumptions used in the Black Scholes model included (1) expected volatility of 61.3%, (2) expected term of 2.5 years, (3) discount rate of 3.18% and (4) zero expected dividends.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant transactions follows:

	Options Underlying Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money) Options)
Outstanding at December 31, 2007	5,399,397	$0.53
Outstanding at March 31, 2008	5,399,397	0.53	4.5	$892,905
Exercisable at March 31, 2008	118,812	$1.01	4.8	$-

During the three months ended March 31, 2008, 1,200,000 shares of restricted common stock were granted to certain employees and officers of Deep Down.

The following table summarizes outstanding warrants and their respective exercise prices at March 31, 2008:

Exercise Price	Options Underlying Shares
$0.51	4,960,585
0.75	320,000
$1.01	118,812
5,399,397

NOTE 8: COMMITMENTS AND CONTINGENCIES

Litigation

We are from time to time involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, there are no pending or threatened material legal proceedings.

NOTE 9:  RELATED PARTY TRANSACTIONS

We paid approximately $82,000 to JUMA, a corporation owned by Ron Smith and Mary Budrunas for costs associated with the preparation of the additional land recently purchased by JUMA for our operations. The costs were associated with permitting, land clearing, other closing costs and preparation.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:   RECENT ACCOUNTING PRONOUNCMENTS

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS No. 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and non-controlling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  Deep Down is currently evaluating the effects of these pronouncements on its financial position and results of operations.

NOTE 11:  SUBSEQUENT EVENTS

Stock Purchase Agreement with Flotation Technologies, Inc.

On April 17, 2008, we announced the execution of a Stock Purchase Agreement to purchase all of the outstanding capital stock of Flotation Technologies, Inc.  The total purchase price for the acquisition is expected to be approximately $23.3 million.  Our closing of the purchase remains subject to several conditions, including our obtaining financing for the payment of the purchase price.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations.   This information should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on May 1, 2008 and our unaudited condensed consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I, Item 1.

Results of operations

Three months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue.  Revenue generated in the three months ended March 31, 2008 was $6,279,465 compared to $2,098,394 for the three months ended March 31, 2007, an increase of $4,181,071 or 199%.  Increased activity from Deep Down's offshore subsea business, including service activity related to installation of recoveries of subsea equipment, the delivery of launch and recovery systems, loose tube steel flying leads, winch system refurbishments, and an active heave compensated in-line winch system accounted for $4,293,820 of this revenue, an increase of $2,195,426, or 105% over the same prior year period.  The Mako and ElectroWave acquisitions accounted for $1,985,645 of this revenue, an increase of 94% over the same prior year period.

Gross Profit. Gross margin for the three months ended March 31, 2008 was $2,403,094 compared to $846,305 in the same prior year period, an increase of $1,556,789 or 184%. Gross margin as a percentage of revenue was 38% in the current period as compared to 40% in the prior period.

Selling, General and Administrative Expenses. SG&A for the three months ended March 31, 2008 was $1,762,247 compared to $659,651 for the same prior-year period.   The increase was primarily due to costs related to our acquisitions of Mako and Electrowave.  However, SG&A as a percent of net revenue was lower for the three months ended March 31, 2008 at approximately 28% compared to 31% for the same prior period.

Interest Expense. Interest expense for the three months ended March 31, 2008 was $769,030 compared to $231,887 for the same prior year period.  This increase is the result of the interest of debt related to the Credit Agreement in the three months ended March 31, 2008 which did not exist for the same prior period  (See below “Capital Resources and Liquidity”).

Net loss. Net loss for the three months ended March 31, 2008 was $89,447, compared to a net loss of $109,258 for the same prior year period.

EBITDA.  EBITDA is a non-GAAP financial measure. Deep Down defines EBITDA as net income plus interest expense, income taxes, depreciation, amortization and other non-cash, non-operating expense. Deep Down uses EBITDA as an unaudited supplemental financial measure to assess (1) the financial performance of its assets without regard to financing methods, capital structures, taxes or historical cost basis; (2) its liquidity and operating performance over time in relation to other companies that own similar assets and that the Company believes calculate EBITDA in a similar manner; and (3) the ability of Deep Down assets to generate cash sufficient for Deep Down to pay potential interest costs. Deep Down also understands that such data are used by investors to assess the Company's performance. However, the term EBITDA is not defined under generally accepted accounting principles, and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing Deep Down’s operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. Excluding the one-time gain and non-cash interest and stock based compensation charges, earnings before depreciation, interest, amortization, taxes and other non-cash charges (“EBITDA”) for the three months ended March 31, 2008 was $749,958 compared to $186,654, an increase of $563,304, or 302% over the same prior year period.

Capital Resources and Liquidity

Financing for our operations consists primarily of cash flows attributable to our operations. We believe that the liquidity we derive from our leasing arrangements, our Credit Agreement and cash flows attributable to our operations is more than sufficient to fund our capital expenditures, debt maturities and other business needs. We continue to evaluate acquisitions and joint ventures in the ordinary course of business. When opportunities for business acquisitions meet our standards, we believe we will have access to capital sources necessary to take advantage of those opportunities.

Cash Flow from Operations

As of March 31, 2008, our cash and cash equivalents were $3,115,818 plus restricted cash of $562,500.  Cash and cash equivalents were $2,206,220 plus restricted cash of $375,000 as of December 31, 2007.  Management believes that the Company has adequate capital resources when combined with its cash position and cash flow from operations to meet current operating requirements.

On April 11, 2008, the shareholders of Mako received the final cash installment of $1,243,571 under the terms of the securities redemption and shareholder payable agreement.

For the three months ended March 31, 2008, cash used in operating activities was $543,444 as compared to cash provided by operating activities for the same prior year period of 2007 of $144,083. Our working capital balances vary due to delivery terms and payments on key contracts, work in progress, and outstanding receivables and payables.

For the three months ended March 31, 2008, cash used in investing activities was $410,983 as compared to $395,439 for the same prior year period.  Investing outflows were due to equipment purchases of $156,958, acquisition costs of $66,525 and restricted cash of $187,500.

For the three months ended March 31, 2008, cash provided by financing activities was $1,864,025 compared to cash provided by financing activities for the same prior year period of $336,871.  Increased financing outflows were primarily due to long-term debt payments of $926,808 related to the Mako acquisition.

Capital Resources and Requirements

We generate our liquidity and capital resources primarily through operations and, when needed, through available capital markets. At March 31, 2008, long-term debt was $11,385,358, of which $330,399 was the current portion. Long-term debt, net of current portion, included bank loans of $10,834,513 (includes $750,000 restricted cash), capital leases of $470,446 and the Debenture of $500,000 (See Note 6 “Preferred Stock”).

Critical Accounting Policies

For a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in our 2007 Annual Report on Form 10-KSB/A (Amendment No.1) filed on May 1, 2008.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation.  Our business is not seasonal in nature.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting.

There were no changes in Deep Down’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, Deep Down’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Series E exchanged for a Debenture

The remaining and outstanding 500 shares of the Series E were acquired by an unrelated third party, in February 2008 from a former director of Deep Down.  The Series E were exchanged into a Debenture as described in Note 6 of the financial statements.

Series D converted into common stock of Deep Down

In January and March 2008, the President and CEO, and his wife, a Vice President, Corporate Secretary and Director, and a Deep Down employee converted all 5,000 of the Series D shares to 25,866,518 restricted shares of Deep Down’s common stock, as described in Note 6 of the financial statements.  These shares of restricted common stock are exempt from registration requirements provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

Restricted common stock of Deep Down Nevada issued to Mako shareholders

The common stock of Deep Down Nevada issued to the Mako shareholders are restricted as described in Note 5 of the financial statements.  These shares of restricted common stock are exempt from registration requirements provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 5. OTHER INFORMATION.

On April 30, 2008, the Board of Directors amended the Bylaws.  The board of directors or a committee appointed by the board of directors shall act as nominating committee for selecting the management nominees for election as directors. The nominating committee shall deliver written nominations to the secretary at least twenty days prior to the date of the annual meeting. Provided such committee makes such nominations, no nominations for directors except those made by the nominating committee shall be voted upon at the annual meeting unless other nominations by stockholders are made in writing and delivered to the secretary in accordance with the provisions of the Articles of Incorporation.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index of Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed on May 1, 2008).

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

3.3	By Laws of Deep Down, Inc. (incorporated by reference from Exhibit 3.3 to our Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed on May 1, 2008).
3.4
Form of Certificate of Designation of Series D Redeemable Convertible Preferred Stock (incorporated by reference from Exhibit 3.4 to our Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed on May 1, 2008).

3.5
Form of Certificate of Designation of Series E Redeemable Exchangeable Preferred Stock (incorporated by reference from Exhibit 3.5 to our Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed on May 1, 2008).

3.6
Form of Certificate of Designation of Series F Redeemable Convertible Preferred Stock (incorporated by reference from Exhibit 3.6 to our Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed on May 1, 2008).

3.7
Form of Certificate of Designation of Series G Redeemable Exchangeable Preferred Stock (incorporated by reference from Exhibit 3.7 to our Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed on May 1, 2008).

4.1†	6% Subordinated Debenture of Deep Down, Inc. dated March 31, 2008.
31.1†	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1†	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2†	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

_________________

† Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	May 16, 2008
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer	May 16, 2008
Eugene L. Butler	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed on May 1, 2008).

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

3.3	By Laws of Deep Down, Inc. (incorporated by reference from Exhibit 3.3 to our Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed on May 1, 2008).
3.4
Form of Certificate of Designation of Series D Redeemable Convertible Preferred Stock (incorporated by reference from Exhibit 3.4 to our Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed on May 1, 2008).

3.5
Form of Certificate of Designation of Series E Redeemable Exchangeable Preferred Stock (incorporated by reference from Exhibit 3.5 to our Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed on May 1, 2008).

3.6
Form of Certificate of Designation of Series F Redeemable Convertible Preferred Stock (incorporated by reference from Exhibit 3.6 to our Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed on May 1, 2008).

3.7
Form of Certificate of Designation of Series G Redeemable Exchangeable Preferred Stock (incorporated by reference from Exhibit 3.7 to our Annual Report on Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007 filed on May 1, 2008).

4.1†	6% Subordinated Debenture of Deep Down, Inc. dated March 31, 2008.
31.1†	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1†	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2†	Section 1350 Certification of the Chief Financial Officer of Deep Down Down, Inc.

† Filed or furnished herewith