Form 10KSB/A
period 2007-12-31
Deep Down, Inc.
filed 2008-07-21
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB/A
(Amendment No. 2 )

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

At March 28, 2008, the issuer had outstanding 115,846,019 shares of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB filed by Deep Down, Inc. (the “Company”) on March 31, 2008 (the “Original 10-KSB”). The Company is amending Item 8(a) (Controls and Procedures) to make a typographical adjustment relating to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company is also amending Item 10. (Executive Compensation) to further clarify the required disclosures under provisions of Item 402 in Regulation S-K.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by securityholders	5,500,000	(1)	$ 0.49	7,396,000	(1)
Equity compensation plans not approved by securityholders	5,399,397	(2)	$ 0.52	N/A
TOTAL	10,899,397		$ 0.56	7,396,000
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

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this report contains a detailed summary of our significant accounting policies. We utilize the following critical accounting policies in the preparation of our financial statements.

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

Item 8.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.              Controls and Procedures.

Evaluation of D isclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ronald E. Smith	2007	$269,231	$-	$-	$-	$-	$269,231
President, Chief Executive Officer and Director	2006	$27,110	$1,710	$-	$-	$-	$28,820
Robert E. Chamberlain, Jr. (1)	2007	$180,000	$-	$-	$-	$20,655	$200,655
Chairman, Chief Acquisitions Officer and Director	2006	$16,670	$-	$-	$-	$-	$16,670
Mary L. Budrunas	2007	$134,615	$-	$-	$-	$-	$134,615
Vice-President, Corporate Secretary and Director	2006	$13,070	$12,670	$-	$-	$-	$25,740
Eugene L. Butler (2) (3)	2007	$105,000	$-	$-	$618,300	$14,568	$737,868
Chief Financial Officer and Director	2006	$-	$-	$-	$-	$-	$-

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

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Eugene L. Butler, Chief Financial Officer	-	3,000,000	-	$0.515	May 31, 2010

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

Name and address of beneficial owner (2)	Shares	Options / Warrants	Percent (1)
Ronald E. Smith (3)(4)	44,629,876	-	38.5%
Mary L. Budrunas (3)	44,629,876	-	38.5%
Robert E. Chamberlain, Jr.(4)	25,350,000	-	21.9%
Eugene L. Butler (4)	350,000	-	0.3%
All directors and officers as a group	70,329,876	-	60.7%

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

Dated: July 21 , 2008

/s/ EUGENE L. BUTLER
Eugene L. Butler
Chief Financial Officer (Principal Financial Officer)

Dated: July 21 , 2008

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

Signatures	Title	Date
/s/ RONALD E. SMITH	President, Chief Executive Officer and Director	July 21 , 2008
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer and Director	July 21 , 2008
Eugene L. Butler	(Principal Financial Officer)

/s/ ROBERT E. CHAMBERLAIN, JR.	Chairman, Chief Acquisitions Officer and Director	July 21 , 2008
Robert E. Chamberlain, Jr.

/s/ MARY L. BUDRUNAS	Vice-President, Director, and Corporate Secretary	July 21 , 2008
Mary L. Budrunas

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc.
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

*10.12	Lease Agreement dated June 1, 2006, between Mako Technologies, Inc., as Lessee and Sutton Industries, as Lessor.
*21.1	Subsidiary List
24.1	Power of Attorney (set forth immediately following the signatures to this report).
*31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
*31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
*32.1	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
*32.2	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

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
Consolidated Balance Sheet

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