Form 10-Q/A
period 2008-03-31
Deep Down, Inc.
filed 2008-07-21
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Quarterly Report on Form 10-Q/A is filed as an amendment to the Quarterly Report on Form 10-Q filed by Deep Down, Inc. (the “Company”) on May 16, 2008 (the “Original 10-Q”). The Company is amending Item 4T (Controls and Procedures) to make a typographical adjustment relating to the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

Except as presented in this Amendment and except for Exhibits 31.1, 31.2, 32.1 and 32.2, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures.

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

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	July 21 , 2008
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer	July 21 , 2008
Eugene L. Butler	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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