Form 10KSB/A
period 2007-12-31
Deep Down, Inc.
filed 2008-08-08
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB/A
(Amendment No. 3)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File No. 0-30351

DEEP DOWN, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2263732
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

15473 East Freeway, Channelview, Texas	77530
(Address of Principal Executive Office)	(Zip Code)

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

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB filed by Deep Down, Inc. (the “Company”) on March 31, 2008 (the “Original 10-KSB”). The Company is amending Item 10. (Executive Compensation) to further clarify the required disclosures under provisions of Item 402 in Regulation S-K.

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

Except as presented in this Amendment and except for Exhibits 31.1, 31.2, 32.1 and 32.2, this Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update those disclosures.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)

Ronald E. Smith(4)	2007	$269,231	$-	$-	$-	$-	$269,231
President, Chief Executive Officer and Director	2006	$27,110	$1,710	$-	$-	$-	$28,820
Robert E. Chamberlain, Jr. (1) (4)	2007	$180,000	$-	$-	$-	$20,655	$200,655
Chairman, Chief Acquisition Officer and Director	2006	$16,670	$-	$-	$-	$-	$16,670
Mary L. Budrunas	2007	$134,615	$-	$-	$-	$-	$134,615
Vice-President, Corporate Secretary and Director	2006	$13,070	$12,670	$-	$-	$-	$25,740
Eugene L. Butler (2) (4)	2007	$105,000	$-	$-	$618,300	$14,568	$737,868
Chief Financial Officer and Director	2006	$-	$-	$-	$-	$-	$-

(1)           Mr. Chamberlain was paid for consulting services he performed through Strategic Capital Services, Inc. Other compensation consists of auto allowance payments of $1,000 per month and $8,655 for payroll tax reimbursement which were paid during fiscal 2008.   Effective January 1, 2008, Mr. Chamberlain’s annual fee for consulting services was increased to $225,000.

(2)           Mr. Butler began drawing an annual salary of $180,000 beginning May 31, 2007. Option awards consist of 3,000,000 options granted on that date which vest in three equal annual installments on the first three anniversary dates of the grant date.  Other compensation consists of auto allowance payments of $1,000 per month and $7,568 for payroll tax reimbursement which were paid during fiscal 2008.  Effective January 1, 2008, Mr. Butler’s annual fee for consulting services was increased to $225,000.

(3)           Option awards are based on expense recognized under FAS123(R).  Awards granted to Mr. Butler during fiscal year 2007 were granted with a strike price equal to the quoted market price on the day of the grant and were valued at date of grant using Black-Scholes option pricing models with the following assumptions: 5% risk free rate, 52.7% volatility, expected life of 3 years and zero dividends.

On February 14, 2008, Deep Down issued 1,000,000 stock options to Msrs Smith, Chamberlain and Butler with an exercise price of $1.50, which was in excess of the day’s closing price of $0.42.  The aggregate fair value of such options (excluding estimated forfeitures) was approximately $145,764 based on the Black-Scholes option pricing model using the following estimates:  2.8% risk free rate, 61.3% volatility, an expected life of 3 years and zero dividends.  These options are not reflected on the table above since the grant occurred after December 31, 2007.

(4)           On February 14, 2008, Deep Down issued 350,000 shares of restricted common stock to Msrs Smith, Chamberlain and Butler at a price of $0.42, the closing price of Deep Down’s stock on that day.  These restricted shares vest over a period of two years.  The aggregate fair value of such restricted stock was approximately $441,000.  These shares are not reflected on the table above since the grant occurred after December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning equity incentive plan awards for each of the Named Executive Officers, outstanding as of December 31, 2007.  The amounts reflected as Market Value are based on the closing price of our Common Shares of $ 0.98 on December 31, 2007 (the last trading day of our fiscal year ended December 31, 2007).

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

Name and address of beneficial owner (2)	Shares	Options / Warrants	Percent (1)
Ronald E. Smith (3)(4)	44,629,876	-	38.5%
Mary L. Budrunas (3)(4)	44,629,876	-	38.5%
Robert E. Chamberlain, Jr. (4)	25,350,000	-	21.9%
Eugene L. Butler (4)	350,000	-	0.3%
All directors and officers as a group	70,329,876	-	60.7%

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

(2)           The address of each of the beneficial owners is c/o Deep Down, Inc., 15473 East Freeway, Channelview, Texas 77530.

(3)           Reflects 6,652,871 shares owned by Ron Smith and 16,627,005 shares owned by Mary L. Budrunas through the conversion of Series D Preferred Stock on March 28, 2008, plus 19,564,000 shares owned by Ron Smith and 1,786,000 shares owned by Mary L. Budrunas directly.

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

Item 13.                      Exhibits.

The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB/A.

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

Dated: August 8, 2008

/s/ EUGENE L. BUTLER
Eugene L. Butler
Chief Financial Officer (Principal Financial Officer)

Dated: August 8, 2008

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

Signatures	Title	Date
/s/ RONALD E. SMITH	President, Chief Executive Officer and Director	August 8, 2008
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer and Director	August 8, 2008
Eugene L. Butler	(Principal Financial Officer)

/s/ ROBERT E. CHAMBERLAIN, JR.	Chairman, Chief Acquisitions Officer and Director	August 8, 2008
Robert E. Chamberlain, Jr.

/s/ MARY L. BUDRUNAS	Vice-President, Director, and Corporate Secretary	August 8, 2008
Mary L. Budrunas

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc.
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