Form 10-Q
period 2008-06-30
Deep Down, Inc.
filed 2008-08-15
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At August 14, 2008, there were 177,350,630 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Deep Down, Inc. and its wholly-owned subsidiaries.

Deep Down, Inc., a Nevada corporation (“Deep Down Nevada” or “Deep Down” or the “Company”) is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), Mako Technologies, LLC (“Mako”), a Nevada limited liability company and Flotation Technologies, Inc. (“Flotation”), a Maine corporation.

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of August 15, 2008, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 15, 2008 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

Document Summaries

Descriptions of documents and agreements contained in this Quarterly Report on Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our 2007 Annual Report on Form 10-KSB/A (Amendment No. 3), other periodic reports we file with the Securities and Exchange Commission (“SEC”) or this Form 10-Q.

Access to Filings

Access to our Annual Reports on Form 10-KSB, Quarterly Reports on Forms 10-Q or Form 10-QSB and Current Reports on Form 8-K, and amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowninc.com ).  Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the SEC.  The contents of our website are not, and shall not be deemed to be, incorporated into this report.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and equivalents	$4,085,543	$2,206,220
Restricted cash	-	375,000
Accounts receivable, net of allowance of $818,992 and $139,787 respectively	8,614,961	7,190,466
Prepaid expenses and other current assets	710,213	312,058
Inventory	179,343	502,253
Lease receivable, short-term	414,000	414,000
Work in progress	681,790	945,612
Receivable from Prospect, net	-	2,687,333
Total current assets	14,685,850	14,632,942
Property and equipment, net	10,651,053	5,172,804
Other assets, net of accumulated amortization of $0 and $54,560 respectively	550,819	1,109,152
Lease receivable, long-term	500	173,000
Intangibles, net	18,745,713	4,369,647
Goodwill	13,001,556	10,594,144
Total assets	$57,635,491	$36,051,689

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities	$3,070,105	$3,569,826
Deferred revenue	725,521	188,030
Payable to Mako shareholders	-	3,205,667
Current portion of long-term debt	47,477	995,177
Total current liabilities	3,843,103	7,958,700
Long-term debt, net of accumulated discount of $0 and $1,703,258 respectively	919,381	10,698,818
Series E redeemable exchangeable preferred stock, par value $0.01, face value and liquidation
preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of preferred stock, -0- and 500 issued and outstanding, respectively	-	386,411
Total liabilities	4,762,484	19,043,929
Temporary equity:
Series D redeemable convertible preferred stock, $0.01 par value, face value and
liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of preferred stock, -0- and 5,000 issued and outstanding, respectively	-	4,419,244
Total temporary equity	-	4,419,244
Stockholders' equity:
Common stock, $0.001 par value, 490,000,000 shares authorized, 174,732,501
and 85,976,526 shares issued and outstanding, respectively	174,733	85,977
Paid-in capital	60,000,402	14,849,847
Accumulated deficit	(7,302,128)	(2,347,308)
Total stockholders' equity	52,873,007	12,588,516
Total liabilities and stockholders' equity	$57,635,491	$36,051,689

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Contract revenue	$5,670,385	$4,508,635	$11,007,914	$6,110,916
Rental revenue	2,249,811	636,153	3,191,747	1,132,266
Total revenues	7,920,196	5,144,788	14,199,661	7,243,182
Cost of sales	5,496,427	3,293,313	9,372,798	4,545,402
Gross profit	2,423,769	1,851,475	4,826,863	2,697,780
Operating expenses:
Selling, general & administrative	3,681,643	1,103,902	5,443,890	1,763,622
Depreciation and amortization	543,128	90,196	841,277	154,221
Total operating expenses	4,224,771	1,194,098	6,285,167	1,917,843
Operating income (loss)	(1,801,002)	657,377	(1,458,304)	779,937
Other income (expense):
Gain (loss) on debt extinguishment	(446,412)	2,000,000	(446,412)	2,000,000
Interest income	27,346	16,290	66,510	16,290
Interest expense	(2,690,534)	(1,276,770)	(3,459,564)	(1,508,657)
Other expense	(39,771)	-	(11,416)	-
Total other income (expense)	(3,149,371)	739,520	(3,850,882)	507,633
Income (loss) before income taxes	(4,950,373)	1,396,897	(5,309,186)	1,287,570
Benefit from (provision for) income taxes	85,000	(447,363)	354,366	(447,363)
Net income (loss)	$(4,865,373)	$949,534	$(4,954,820)	$840,207
Earnings per share:
Basic	$(0.04)	$0.01	$(0.05)	$0.01
Weighted-average common shares outstanding	132,666,860	67,870,171	109,326,053	74,417,132

Diluted	$(0.04)	$0.01	$(0.05)	$0.01
Weighted-average common shares outstanding	132,666,860	93,799,839	109,326,053	100,315,405

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Six Months Ended June 30, 2008
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	85,976,532	$85,977	$14,849,847	$(2,347,308)	$12,588,516

Net loss	-	-	-	(4,954,820)	(4,954,820)
Exchange of Series D preferred stock	25,866,518	25,867	4,393,377		4,419,244
Stock issued for acquisition of Mako	2,802,969	2,803	1,959,275		1,962,078
Stock issued for acquisition of Flotation	1,714,286	1,714	1,421,143		1,422,857
Warrants issued for acquisition of Flotation		-	121,793		121,793
Restricted stock issued	1,200,000	1,200	(1,200)		-
Stock issued in private placement	57,142,857	57,143	37,002,527		37,059,670
Cashless exercise of stock options	29,339	29	(29)		-
Stock based compensation	-	-	253,669		253,669
Balance at June 30, 2008	174,732,501	$174,733	$60,000,402	$(7,302,128)	$52,873,007

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(4,954,820)	$840,208
Adjustments to reconcile net income to net cash
used in operating activities:
Gain on extinguishment of debt	-	(2,000,000)
Interest income	(30,467)	(16,290)
Amortization of debt discount	1,816,847	1,391,506
Amortization of deferred financing costs	762,700	-
Share-based compensation	253,669	39,565
Bad debt expense	832,328	-
Depreciation and amortization	898,998	154,221
Loss on disposal of equipment	9,136	-
Changes in assets and liabilities:
Lease receivable	-	(750,000)
Accounts receivable	(254,958)	(531,356)
Prepaid expenses and other current assets	(586,618)	1,655
Inventory	(179,343)	(472,253)
Work in progress	1,135,005	(119,552)
Accounts payable and accrued liabilities	(1,601,586)	1,808,987
Deferred revenue	537,491	80,628
Net cash provided by operating activities	$(1,361,618)	$427,319
Cash flows from investing activities:
Cash paid for acquisition of Flotation	(22,116,140)	-
Cash paid for acquisition of Mako	(1,319,967)	-
Cash paid for third party debt	-	(432,475)
Cash received from sale of ElectroWave receivables	-	261,068
Cash deficit acquired an acquisition of a business	-	(18,974)
Purchases of equipment	(687,060)	(442,788)
Restricted cash	375,000	-
Net cash used in investing activities	$(23,748,167)	$(633,169)
Cash flows from financing activities:
Payment for cancellation of common stock	-	(250,000)
Redemption of preferred stock	-	(250,000)
Proceeds from sale of common stock, net of expenses	37,059,670	960,000
Proceeds from long term debt	2,687,333	-
Proceeds from sales-type lease	172,500	69,000
Borrowings on debt - related party	-	150,000
Payments of long-term debt	(12,930,395)	(222,307)
Net cash provided by (used in) financing activities	$26,989,108	$456,693
Change in cash and equivalents	1,879,323	250,843
Cash and equivalents, beginning of period	2,206,220	12,462
Cash and equivalents, end of period	$4,085,543	$263,305

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Supplemental schedule of noncash investing
and financing activities:
Acquisition of a business	$-	$(190,381)
Exchange of receivables for acquisition of a business	$-	$171,407
Warrants issued for acquisition of Flotation	$121,793	$-
Stock issued for acquisition of Flotation	$1,422,857	$-
Stock issued for acquisition of Mako	$1,962,078	$-
Fixed assets purchased with capital lease	$-	$525,000
Fixed assets transferred from Inventory	$502,253	$-
Exchange of Series D preferred stock	$4,419,244
Exchange of Series E preferred stock	$-	$3,366,778
Redemption of Series E preferred stock	$-	$2,000,000
Exchange of Series E preferred stock for subordinated debenture	$500,000	$-
Common shares issued as restricted stock	$1,200	$-
Supplemental Disclosures:
Cash paid for interest	$880,017	$117,151
Cash paid for pre-payment penalties	$446,413	$-
Cash paid for taxes	$275,000	$-

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Nature of Business

Deep Down, Inc., a Nevada corporation (“Deep Down Nevada” or “Deep Down” or the “Company”), is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”),  Mako Technologies, LLC (“Mako”), a Nevada limited liability company, and Flotation Technologies, Inc. (“Flotation”), a Maine corporation. The results of Flotation are included in the consolidated financial statements herein effective May 1, 2008, the effective date of acquisition for accounting purposes.

Deep Down Delaware provides installation management, engineering services, support services and storage management services for the subsea controls, umbilicals and offshore pipeline industries. Deep Down Delaware also fabricates component parts for subsea distribution systems and assemblies.

ElectroWave offers products and services in the fields of electronic monitoring and control systems for the energy, military, marine and commercial business sectors.

Mako serves the growing offshore petroleum and marine industries with technical support services and products vital to offshore petroleum production, through rentals of its remotely operated vehicles (“ROV”), topside and subsea equipment and diving support systems used in diving operations, maintenance and repair operations, offshore construction, and environmental/marine surveys.

Flotation engineers, designs and manufactures deepwater buoyancy systems using high-strength FlotecTM syntactic foam and polyurethane elastomers.  Flotation’s  product offerings include distributed buoyancy for flexible pipes and umbilicals, drilling riser buoyance modules, CoreTecTM drilling riser buoyancy modules, ROVitsTM buoyancy, Hydro-Float mooring buoys, StablemoorTM low-drag ADCP deployment solution, Quick-Loc™ cable floats, HardballTM umbilical floats, Flotec™ cable and pipeline protection, InflexTM polymer bend restrictors, and installation buoyancy of any size and depth rating.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB/A (Amendment No. 3) for the year ended December 31, 2007 filed on August 8, 2008.

Prior period information presented in these financial statements includes reclassifications which were made to conform such information to the current period presentation.  These reclassifications had no material effect on our previously reported net loss or stockholders' equity.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Deep Down’s wholly-owned subsidiaries after the elimination of significant intercompany accounts and transactions.

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable includes an allowance for uncollectible accounts of $818,992 and $139,787 as of June 30, 2008 and December 31, 2007, respectively. Bad debt expense totaled $832,328 and $11,555 for the six months ended June 30, 2008 and June 30, 2007, respectively.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment include the following:

	June 30, 2008	December 31, 2007
Land	$2,270,439	$13,148
Building	1,246,072	182,156
Furniture and fixtures	139,044	63,777
Vehicles and trailers	99,837	112,162
Leasehold improvements	301,919	75,149
Equipment	3,834,594	2,004,167
Rental Equipment	3,659,714	3,144,559
Total	11,551,619	5,595,117
Less: Accumulated depreciation	(900,566)	(422,314)
Property and equipment, net	$10,651,053	$5,172,804

Depreciation expense for the six months ended June 30, 2008 and June 30, 2007 was approximately $505,063 and $154,221, respectively.

To accommodate our growth in operations during the six months ended June 30, 2008, we leased additional property from JUMA and incurred $98,139 in leasehold improvements to stabilize the ground and prepare the surface for the movement and storage of the heavy equipment we manufacture and rent at our corporate headquarters.

In connection with the purchase of Flotation, Deep Down acquired land along with a building and improvements with a fair market value of $3,264,100 which houses its 46,925 square foot light industrial manufacturing facility on a 3.61 acre site in Maine.

On June 30, 2008, Deep Down transferred equipment with a cost basis of $502,253 from inventory to its rental equipment fleet.

NOTE 4: LONG-TERM DEBT

The following table summarizes long-term debt:

	June 30, 2008	December 31, 2007
Secured credit agreement with Prospect Capital Corporation
quarterly principal payments of $250,000 beginning
September 30, 2008; monthly interest payments,
interest fixed at 15.5%; balance due August 2011;
secured by all assets	$-	$12,000,000
Debt discount, net of amortization of $254,101 and $135,931 respectively	-	(1,703,258)
Note payable to a bank, payable in monthly
installments bearing interest at 8.25% per annum,
maturing June 10, 2008, cross-collateralized
by Mako assets, paid January 2008.	-	289,665
Note payable to a bank, payable in monthly
installments bearing interest at 7.85% per annum,
maturing September 28, 2010, collateralized by Mako
life insurance policy and equipment, paid January 2008.	-	320,027
Revolving line-of-credit of $500,000 from a bank,
matured October 13, 2007 or on demand, interest rate is
at a variable rate resulting in a rate of 8.30% as of
September 30, 2007, collateralized by Mako equipment,
paid January 2008.	-	151,705
Note payable to a bank payable in monthly
installments bearing interest at 7.85% per annum,
maturing January 25, 2011, collateralized by Mako
equipment and life insurance policy, paid January 2008	-	154,647
Total secured credit agreement and bank debt	-	11,212,786
6% Subordinated Debenture beginning March 31, 2008; annual		-
interest payments, interest fixed at 6%; matures March 31, 2011	507,479	-
Capital lease of equipment, monthly lease payments,
interest imputed at 11.2%	459,379	481,209
Total long-term debt	966,858	11,693,995
Current portion of long-term debt	(47,477)	(995,177)
Long-term debt, net of current portion	$919,381	$10,698,818

Secured Credit Agreement

On August 6, 2007, Deep Down entered into a $6.5 million secured credit agreement, (the “Credit Agreement”) with Prospect Capital Corporation, (“Prospect”) and received an advance of $6.0 million on that date.  The Credit Agreement provided for a 4-year term, an annual interest rate of 15.5%, with the ability to defer up to 3.0% of interest through a PIK (paid-in-kind) feature and principal payments of $75,000 per quarter beginning September 30, 2008, with the remaining balance outstanding due August 6, 2011. Interest payments were payable monthly, in arrears, on each month-end commencing on August 31, 2007. Deep Down paid the full 15.5% and did not exercise the PIK feature for the monthly periods through June 2008.

On December 21, 2007, Deep Down entered into an amendment to the Credit Agreement (the “Amendment”) to provide the funding for the cash portion of the purchase of Mako. The total commitment available under the Amendment was increased from $6.5 million to $13.0 million. Amounts borrowed were $6.0 million.  Quarterly principal payments increased to $250,000 beginning September 30, 2008.  Cash interest paid for the three and six months ended June 30, 2008 was $361,667 and $821,500, respectively. Under the Credit Agreement, Deep Down was required to meet certain covenants and restrictions as well as maintain a debt service reserve account.  As of December 31, 2007, $375,000 is separately classified as “Restricted cash” on the accompanying balance sheets.

In connection with the second advance under the Credit Agreement on January 4, 2008, Deep Down capitalized an additional $261,946 in deferred financing costs.  Of this amount, $216,000 was paid in cash to various third parties related to the financing, and the remainder of $45,946 represents the Black-Scholes valuation of warrants issued to one of these third party vendors.  The warrant was issued to purchase up to 118,812 shares of common stock at an exercise price of $1.01 per share.

On June 12, 2008, Deep Down paid $12,492,912 to Prospect to pay the balance outstanding under the Credit Agreement and related interest and early termination fees.  In connection with the early payoff, Deep Down accelerated the remaining deferred financing costs totaling $661,149 and recorded this charge as interest expense. Additionally, $1,490,955 in debt discounts were accelerated and recorded as interest expense. Early termination fees of approximately $446,412 were recognized as a loss on early extinguishment of debt.  Since the warrants issued in connection with the original Credit Agreement and the Amendment dated January 4, 2008 were detachable, there was no change to these equity instruments.

On July 3, 2008, Prospect exercised their outstanding 4,960,585 warrants in a cashless exercise for a total of 2,618,129 shares of Deep Down common stock.

In January 2008, in accordance with the terms of the purchase of Mako, Deep Down paid $916,044 of notes payable plus accrued interest of $2,664.

Exchange of Series E Redeemable Exchangeable Preferred Stock to 6% Subordinated Debenture

On March 31, 2008, 500 shares of the Series E Redeemable Exchangeable Preferred Stock (“Series E”) were exchanged into a 6% Subordinated Debenture (the “Debenture”) in an outstanding principal amount of $500,000.  The Debenture has a fixed interest rate of 6% interest per annum to be paid annually on March 31st through maturity on March 31, 2011. Upon exchange into the Debenture, Deep Down recorded $113,589 in interest expense for the accretion up to face value. See the additional discussion of the terms of the Series E preferred stock at Note 6. Interest expense on the Debenture of approximately $7,479 has been recognized for the three and six months ended June 30, 2008.

NOTE 5: ACQUISITIONS

Purchase of Mako Technologies, Inc.

Effective December 1, 2007, Deep Down purchased 100% of the common stock of Mako. Two installments were paid to the Mako shareholders. The first installment of $2,916,667 in cash and 6,574,074 restricted shares of common stock of Deep Down, valued at $0.76 per share, was paid on January 4, 2008. The second installment of 2,802,969 restricted shares of common stock of Deep Down, valued at $0.70 per share, was issued on March 28, 2008. The final cash payment of $1,243,571, which was paid on April 11, 2008, was included in the “Payable to Mako shareholders” balance on the accompanying balance sheet at December 31, 2007.

The allocation of the purchase price was based on preliminary unaudited estimates.  Estimates and assumptions are subject to change upon the receipt of management’s review of final amounts and final tax returns.  This final evaluation of net assets acquired will be offset by a corresponding change in goodwill and is expected to be complete within one year from the purchase date.

The acquistion of Mako was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” (“SFAS 141”) since Deep Down acquired substantially all of the assets, certain liabilities, employees, and business of Mako.

Purchase of Flotation Technologies, Inc.

On June 5, 2008, Deep Down completed the acquisition of 100% of the capital of Flotation, pursuant to the Stock Purchase Agreement entered into on April 17, 2008. The equity interest was acquired from the three individual shareholder members of the same family and related technology was acquired from an entity affiliated with the selling stockholders. No prior material relationship existed between the selling shareholders and Deep Down, any of our affiliates, or any of our directors or officers, or any associate of any of our officers or directors.  Deep Down executed the definitive agreement to purchase Flotation on April 17, 2008 and effectively dated the acquisition for accounting purposes as of May 1, 2008. Deep Down announced the closing on June 6, 2008.

The acquisition of Flotation has been accounted for using the purchase method of accounting in accordance with SFAS 141 since Deep Down acquired substantially all of the assets, certain liabilities, employees, and business of Flotation.

The purchase price of Flotation was $23,895,830 and consisted of $22,100,000 cash and 1,714,286 shares of common stock valued at $0.83 per common share plus transaction costs of $251,180. In addition, warrants to purchase 200,000 shares of common stock at $0.70 per share were issued to an entity affiliated with the selling shareholders for acquisition of the related technology. The warrants are exercisable at any time from June 3, 2009 through September 3, 2011 and include piggyback registration rights with respect to the underlying shares of common stock. Deep Down valued the warrants at $121,793 based on the Black-Scholes option pricing model. Flotation’s selling shareholders used approximately $1,800,000 of the $22,100,000 cash received to pay outstanding debt of Flotation. The purchase price may be adjusted upward or downward, dependant on certain working capital targets.

Deep Down sold 57,142,857 shares to accredited investors on June 5, 2008, for approximately $37,059,670 in net proceeds, at a price of $0.70 per share. Deep Down used $22,100,000 in proceeds from this private placement to fund the cash requirement of the Flotation acquisition.

Deep Down also issued 600,000 incentive common stock purchase options to employees of Flotation for their continued services with an exercise price of $1.15 per share. The employee options vest one-third of the original amount each year and may be exercised in whole or in part after vesting. Deep Down valued the options at $264,335 based on the Black-Scholes option pricing model, and will recognize the related compensation cost ratably over the requisite service period.

The table below reflects the breakdown of the purchase price as noted above:

Summary of purchase price:
Cash	$22,100,000
Certain transaction costs	251,180
Fair market value of common stock	1,422,857
Fair market value of warrants issued	121,793
Total purchase price	$23,895,830

The purchase price of $23,895,830 was in exchange for all of the outstanding capital stock of Flotation. The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the excess being recorded in goodwill.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition on May 1, 2008:

Summary of net assets acquired:
Cash and cash equivalents	$235,040
Accounts receivable	2,105,519
Construction in progress	871,183
Prepaid expenses	15,904
Property, plant and equipment, net	4,846,190
Intangibles	14,797,000
Goodwill	2,157,307
Total assets acquired	$25,028,143

Accounts payable and accrued liabilities	1,132,313
Total liabilities acquired	$1,132,313
Net assets acquired	$23,895,830

Deep Down obtained an independent valuation of the assets and liabilities as of the purchase date of May 1, 2008. Based on the independent valuation, the fair value of the property, plant and equipment was increased by approximately $1,200,000 and will be depreciated over estimated useful lives of 3 to 40 years using the straight-line method.

Deep Down has estimated the fair value of Flotation’s identifiable intangible assets as follows:

	Estimated	Average Remaining
	Fair Value	Useful Life
Trademarks	$2,039,000	40
Technology	11,209,000	25
Non-compete covenant	879,000	3
Customer relationship	670,000	25
	$14,797,000

The allocation of the purchase price was based on preliminary unaudited estimates.  Estimates and assumptions are subject to change upon the receipt of management’s review of final amounts and final tax returns.  This final evaluation of net assets acquired will be offset by a corresponding change in goodwill and is expected to be complete within one year of the purchase date.

Unaudited pro forma condensed combined financial statements

The following unaudited pro forma combined condensed financial statements include Flotation and Mako for the periods presented as if the acquisitions had occurred on the first date of the respective periods and are presented for informational purposes only. These results are not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the beginning of the period presented, or are they intended to be a projection of future results. The unaudited pro forma results were as follows:

Unaudited Pro Forma Combined Condensed Statements of Operations

	For the Three Months ended June 30, 2008						For the Six Months ended June 30, 2008
	Historical						Historical
		One Month						Four Months				Combined
		April 30,	Flotation			Combined		April 30,	Flotation			Condensed
		2008	Pro Forma			Pro Forma		2008	Pro Forma			Pro Forma
	Deep Down	Flotation	Entries			Results	Deep Down	Flotation	Entries			Results

Revenues	$7,920,196	$1,064,364	$-			$8,984,560	$14,199,661	$5,941,472	$-			$20,141,133
Cost of sales	5,496,427	627,224	-			6,123,651	9,372,798	4,005,179	-			13,377,977

Gross profit	2,423,769	437,140	-			2,860,909	4,826,863	1,936,293	-			6,763,156

Total operating expenses	4,224,771	305,220	75,604	(d/e	)	4,605,595	6,285,167	968,179	302,416	(d/e	)	7,555,762

Operating income (loss)	(1,801,002)	131,920	(75,604)			(1,744,686)	(1,458,304)	968,114	(302,416)			(792,606)

Total other income (expense)	(3,149,371)	(22,467)	-			(3,171,838)	(3,850,882)	(57,335)	-			(3,908,217)
Income (loss) from
continuing operations	(4,950,373)	109,453	(75,604)			(4,916,524)	(5,309,186)	910,779	(302,416)			(4,700,823)

Income tax benefit (expense)	85,000	-	(12,524)	(f)		72,476	354,366	-	(225,094)	(f)		129,272
Net income (loss)	$(4,865,373)	$109,453	$(88,128)			$(4,844,048)	$(4,954,820)	$910,779	$(527,510)			$(4,571,551)

Basic earnings (loss) per share	$(0.04)					$(0.03)	$(0.05)					$(0.03)
Shares used in computing
basic per share amounts	132,666,860			(g)		174,707,676	109,326,053			(g)		161,161,117

Diluted earnings (loss) per share	$(0.04)					$(0.03)	$(0.05)					$(0.03)
Shares used in computing
diluted per share amounts	132,666,860			(g)		174,707,676	109,326,053			(g)		161,161,117

The historical results of Deep Down for the three and six months ended June 30, 2008 contain two months of results for Flotation operations since its acquisition was effective May 1, 2008.  The weighted-average shares of stock used in computing basic and diluted per share amounts give effect to the 2,802,969 Mako shares issued on March 31, 2008 and the total of 58,857,143 common shares of Deep Down issued in June 2008; 57,142,857 in connection with the Private Placement, and 1,714,286 to Flotation shareholders, as if all these shares were issued January 1, 2008.

Unaudited Pro Forma Combined Condensed Statement of Operations
For the Three Months ended June 30, 2007
									Combined
	Historical			Mako		Flotation			Condensed
				Pro Forma		Pro Forma			Pro Forma
	Deep Down	Mako	Flotation	Entries		Entries			Results

Revenues	$5,144,788	$1,768,876	$1,329,446	$-		$-			$8,243,110
Cost of sales	3,293,313	561,385	974,265	-		-			4,828,963

Gross profit	1,851,475	1,207,491	355,181	-		-			3,414,147

Total operating expenses	1,177,876	957,572	711,176	122,367	(a)	226,811	(d/e	)	3,195,802

Operating income (loss)	673,599	249,919	(355,995)	(122,367)		(226,811)			218,345

Total other income (expense)	723,230	(28,571)	1,399,087	(266,269)	(b)	-			1,827,477
Income (loss) from
continuing operations	1,396,829	221,348	1,043,092	(388,636)		(226,811)			2,045,822

Income tax benefit (expense)	(447,363)	(17,309)	-	143,795		(302,024)	(f)		(622,901)
Net income (loss)	$949,466	$204,039	$1,043,092	$(244,841)		$(528,835)			$1,422,921

Basic earnings (loss) per share	$0.01								$0.01
Shares used in computing
basic per share amounts	67,870,171						(c/g	)	136,104,357

Diluted earnings (loss) per share	$0.01								$0.01
Shares used in computing
diluted per share amounts	93,799,839						(c/g	)	162,034,025

Unaudited Pro Forma Combined Condensed Statement of Operation
For the Six Months ended June 30, 2007
									Combined
	Historical			Mako		Flotation			Condensed
				Pro Forma		Pro Forma			Pro Forma
	Deep Down	Mako	Flotation	Entries		Entries			Results

Revenues	$7,243,182	$2,618,805	$2,351,057	$-		$-			$12,213,044
Cost of sales	4,545,402	1,122,501	1,463,530	-		-			7,131,433

Gross profit	2,697,780	1,496,304	887,527	-		-			5,081,611

Total operating expenses	1,901,552	1,364,505	1,376,736	244,734	(a)	453,624	(d/e	)	5,341,151

Operating income (loss)	796,228	131,799	(489,209)	(244,734)		(453,624)			(259,540)

Total other income (expense)	491,343	(46,545)	1,390,538	(532,391)	(b)	-			1,302,945
Income (loss) from continuing operations	1,287,571	85,254	901,329	(777,125)		(453,624)			1,043,405

Income tax expense	(447,363)	(17,309)	-	287,536		(165,651)	(f)		(342,787)
Net income (loss)	$840,208	$67,945	$901,329	$(489,589)		$(619,275)			$700,618

Basic earnings per share	$0.01								$-
Shares used in computing
basic per share amounts	74,417,132						(c/g	)	142,651,318

Diluted earnings per share	$0.01								$-
Shares used in computing
diluted per share amounts	100,315,405						(c/g	)	168,549,591

The unaudited pro forma combined condensed statements include the following pro forma assumptions and entries for Mako:

a)	Amortization of the intangible assets at a rate of $40,789 per month for the respective periods.
b)
Represents cash interest plus amortization of deferred financing costs and debt discounts for the Credit Agreement.  Interest is payable at 15.5% on the outstanding principal, and the related fees are amortized using the effective interest method over the four-year life of the loan.

c)	A total of 9,377,043 shares were issued for the total transaction. These pro forma amounts give effect as if shares were issued January 1, 2007.

Taxes are calculated on the pro forma entries at Deep Down’s estimated combined effective rate of 37%.

The unaudited pro forma combined condensed statements include the following pro forma assumptions and entries for Flotation:

d)	Recognition of stock based compensation from employee stock options issued in connection with the acquisition of Flotation. Deep Down estimated $7,343 per month for the respective time periods.
e)	Amortization of the intangible assets at a rate of $68,261 per month based on the lives in the table above.
f)
Represents estimated income tax accruals for the historical income plus all pro forma adjustments for the respective periods at Deep Down’s estimated combined effective rate of 37%. Flotation was an S-Corp, and as such did not accrue income taxes in its historical financial statements.

g)
A total of 58,857,143 common shares of Deep Down were issued; 57,142,857 in connection with the Private Placement, and 1,714,286 to Flotation shareholders. These pro forma amounts give effect as if shares were issued January 1, 2007.

The table below reflects the assumptions used for warrant and option grants related to Flotation during the six months ended June 30, 2008:

Risk free interest rate	2.52% - 3.18%
Expected life of options	2 - 2.5 years
Expected volatility	51.7% - 61.3%

NOTE 6: PREFERRED STOCK

Series D Redeemable Convertible Preferred Stock Classified as Temporary Equity Instruments

On March 28, 2008, the outstanding 5,000 shares of Series D redeemable convertible preferred stock (“Series D”) were converted into 25,866,518 restricted shares of common stock.  The Series D had a face value and liquidation preference of $1,000 per share, no dividend preference, and were convertible into shares of common stock determined by dividing the face amount by a conversion price of $0.1933.  The Series D had been valued at inception at $4,419,244 based on the Black-Scholes fair value of the Series D.

Exchange of Series E Redeemable Exchangeable Preferred Stock Classified as Debt Instruments to 6% Subordinated Debenture

On March 31, 2008, 500 shares of the Series E Preferred Stock were exchanged into the 6% Debenture in an outstanding principal amount of $500,000.  The Series E had a face value and liquidation preference of $1,000 per share, no dividend preference, and were exchangeable at the holder’s option into 6% Subordinated Debenture due three years from the date of the exchange. See additional discussion of the Debenture in Note 4.

NOTE 7: COMMON STOCK

Private Placement

On June 5, 2008, Deep Down sold 57,142,857 shares, for $40,000,000 at a per-share price of $0.70. After transaction costs, net proceeds were $37,059,670. Dahlman Rose & Company, LLC acted as exclusive placement agent for the financing.

Deep Down used $22,100,000 of the net proceeds to fund the cash portion of the Flotation purchase, and used $12,492,912 to repay outstanding debt, along with early termination fees to Prospect on June 12, 2008, with the remainder being retained for working capital purposes.

In connection with the private placement, Deep Down entered into a registration rights agreement where the holder has certain demand registration rights. Deep Down filed an S-1 Registration Statement on July 21, 2008. If the Registration Statement is not declared effective by September 3, 2008 (the “Required Effective Date”), then for each day following the Required Effective Date, until but excluding the date the Commission declares the Registration Statement effective, Deep Down shall be required to pay daily damages to the purchasers.  Deep Down evaluated the registration rights agreement for liability treatment under Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies” and Financial Statement Staff Position (FSP) EITF 00-19(2) “Accounting for Registration Payment Arrangements” and determined that the registration rights did not meet the definition of a liability under the authoritative guidance since management believes the liability is not estimable at this time.

NOTE 8: STOCK BASED COMPENSATION AND WARRANTS

Deep Down has a stock based compensation plan - the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”). We account for stock-based compensation expense under Statement of Financial Accounting (“SFAS”) No. 123 (Revised 2004), “Share-based Payment,” (“SFAS No. 123(R)”). The exercise price of the options, as well as the vesting period, is established by Deep Down’s Board of Directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. Under the Plan the total number of options permitted is 15% of issued and outstanding common shares. During the six months ended June 30, 2008, Deep Down granted 4,200,000 options and 1,200,000 shares of restricted stock and cancelled 875,000 options due to forfeitures under the Plan. Based on the shares of common stock outstanding at June 30, 2008, there are approximately 16,235,000 options available for grant under the Plan as of that date.

Restricted Stock

On February 14, 2008, Deep Down issued an aggregate of 1,200,000 shares of restricted common stock to Ronald E. Smith, CEO; Robert E. Chamberlain, Chairman; and Eugene L. Butler, CFO under terms of the Plan. The shares were valued at a price of $0.42 based on the closing price of common stock on that date. The shares vest on the second anniversary of the grant date, and Deep Down is amortizing the related stock based compensation of $504,000 over the 2 year period. For the six months ended June 30, 2008 Deep Down recognized a total of $94,500 in stock based compensation related to these issued shares of restricted stock.

The following table summarizes Deep Down’s restricted stock activity for the six months ended June 30, 2008:

	Restricted Shares	Weighted- Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	-
Grants	1,200,000	$0.42
Outstanding at June 30,2008	1,200,000	$0.42	$624,000

Stock Option Activity During 2008

During the six months ended June 30, 2008, Deep Down granted 4,200,000 options under the Plan as detailed below.  On June 17, 2008, a cashless exercise of 50,000 employee stock options for 29,339 net common shares was issued in accordance with terms of the Plan.

During the six months ended June 30, 2008, Deep Down granted an aggregate of 350,000 stock options to various employees with exercise prices between $0.71 and $0.88, reflecting the respective days’ closing prices. The fair value of such options was approximately $114,737 based on the Black-Scholes option pricing model.  Additionally, Deep Down issued 600,000 stock options to employees of Flotation in connection with that acquisition.

On February 14, 2008, Deep Down issued an aggregate of 3,000,000 stock options to Ronald E. Smith, Robert E. Chamberlain, and Eugene L. Butler, with an exercise price of $1.50, which was in excess of the day’s closing price of $0.42. The fair value of such options was approximately $145,764 based on the Black-Scholes option pricing model.

Additionally, on January 22, 2008, Deep Down issued 250,000 stock options to an officer with an exercise price of $0.70, the closing price of Deep Down’s common stock on that date.  These options have since been forfeited due to the officer’s departure in May, 2008.

All of the options issued during 2008 have terms for vesting at the rate of one third of the total grant annually on the anniversary of their respective grant dates.

Since Deep Down does not have a sufficient trading history to determine the volatility of its own stock, it based its estimates of volatility on a representative peer group consisting of companies in the same industry, with similar market capitalizations and similar stage of development.

Summary of Stock Options

Deep Down is expensing all stock options on a straight line basis over their respective expected service periods.  The total stock based compensation expense for the six months ended June 30, 2008 and June 30, 2007, was $159,169 and $39,565, respectively.  The unamortized portion of the estimated fair value of outstanding stock options is $949,885 at June 30, 2008.

The following table summarizes Deep Down’s stock option activity for the six months ended June 30, 2008:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2007	5,500,000	$0.58
Grants	4,200,000	1.35
Exercises	(50,000)	0.50
Forfeitures	(875,000)	0.74
Outstanding at June 30,2008	8,775,000	$0.93	3.0	$1,944,750
Exerciseable at June 30,2008	1,970,834	$0.60	2.7	$729,292

The following summarizes Deep Down’s outstanding options and their respective exercise prices at June 30, 2008:

Exercise Price	Shares Underlying Options
$0.30 - 0.49	175,000
$0.50 - 0.69	4,125,000
$0.70 - 0.99	525,000
$1.00 - 1.29	950,000
$1.30 - 1.50	3,000,000
8,775,000

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the six months ended June 30, 2008:

Dividend yield	0%
Risk free interest rate	2.64% - 2.84%
Expected life of options	3 years
Expected volatility	53.3% - 63.3%

Summary of Warrants

In connection with the purchase of Flotation, warrants to purchase 200,000 common shares at $0.70 per share were issued to an entity affiliated with the selling stockholders in consideration for the acquisition of related technology. The warrants are exercisable at any time from June 3, 2009 through September 3, 2011 and include piggyback registration rights with respect to the underlying shares of common stock. Deep Down valued the warrants at $121,793 based on the Black-Scholes option pricing model and included this value in the purchase price allocation related to Flotation.

On August 6, 2007, as part of the Credit Agreement described above in Note 4, Deep Down issued 4,960,585 detachable warrants to its creditor. All warrants were issued with an exercise price of $0.507, expired in five years (or earlier in the event of termination) and vested on the earlier of the second anniversary of the agreement or upon payment in full of the debt. On July 3, 2008, the creditor exercised all of its outstanding 4,960,585 warrants for a total of 2,618,129 restricted shares of Deep Down common stock in a cashless exercise.

Additionally, related to the Credit Agreement described in Note 4, Deep Down issued 320,000 detachable warrants at an exercise price of $0.75 per share to a third party related to the financing. The warrant has a five-year term and became exercisable in connection with the early payoff of the debt.  Also, in connection with the Amendment to the Credit Agreement, Deep Down issued detachable warrants to purchase up to 118,812 shares of common stock at an exercise price of $1.01 per share to the same third party. The warrant has a five-year term and was immediately exercisable. See the additional discussion concerning such warrants in Note 4.

A summary of warrant transactions follows:

	Shares Underlying Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2007	5,399,397	$0.53
Grants	200,000	0.70
Outstanding at June 30,2008	5,599,397	$0.54	4.4	$2,241,852
Exerciseable at June 30,2008	5,399,397	$0.54	4.4	$2,193,852

The following summarizes Deep Down’s outstanding warrants and their respective exercise prices at June 30, 2008:

Exercise Price	Shares Underlying Warrants
$0.51	4,960,585
$0.70 - 0.99	520,000
$1.01	118,812
5,599,397

The fair value of each warrant grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the six months ended June 30, 2008:

Dividend yield	0%
Risk free interest rate	2.52% - 3.18%
Expected life of options	2 - 2.5 years
Expected volatility	51.7% - 61.3%

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

We are from time to time involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, there are no pending or threatened material legal proceedings.

Operating Leases

Deep Down leases land under an operating lease and is responsible for related maintenance, insurance and property taxes.  On May 1, 2008, Deep Down and JUMA, LLC, a related party, amended the original lease that began as of September, 2006 to provide for the additional acreage leased resulting in a $4,000 per month increase in rent.  See Note 10 below for further discussion of the related party.

NOTE 10:  RELATED PARTY TRANSACTIONS

Deep Down leases all buildings, structures, fixtures and other improvements at the Channelview, Texas location from JUMA, LLC, a company owned by Ronald E. Smith, CEO and a director of Deep Down and Mary L. Budrunas, a vice president and a director of Deep Down. The base rate of $15,000 per month is payable to JUMA through September 1, 2011, together with all costs of maintaining, servicing, repairing and operating the premises, including insurance, utilities and property taxes.

On March 28, 2008, Deep Down redeemed 4,500 shares of Series D preferred stock owned by Ronald Smith and Mary Budrunas.  The Series D preferred shares were redeemed for 23,279,876 shares of common stock.

During the six months ended June 30, 2008, Deep Down granted an aggregate of 1,200,000 restricted shares of common stock and an aggregate of 3,000,000 stock options to Ronald E. Smith, President and Chief Executive Officer, Robert E. Chamberlain, Jr., Chairman and Chief Acquisition Officer, and Eugene L. Butler, Chief Financial Officer, under the terms of the Deep Down, Inc. Stock Option Plan. Deep Down also awarded in recognition of their completion of the acquisition of Flotation and private placement of common stock, a performance bonus of $300,000 in the aggregate.

NOTE 11:  SUBSEQUENT EVENTS

On July 3, 2008, Prospect exercised their outstanding 4,960,585 warrants in a cashless exercise for a total of 2,618,129 shares of Deep Down common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations.   This information should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-KSB/A (Amendment No. 3) for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on August 8, 2008 and our unaudited condensed consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I, Item 1.

Corporate History

In December 2006, MediQuip Holdings, Inc. (“MediQuip”), a publicly traded Nevada corporation, divested Westmeria Healthcare Limited, its wholly-owned subsidiary representing substantially all of its preceding operations, and subsequently acquired Deep Down, Inc. ("Deep Down"), a Delaware corporation, in a reverse merger transaction so that Deep Down was the surviving entity for accounting purposes.  Due to the structure of such December 2006 transactions, the discussion and disclosure in this report relates to Deep Down and its operations unless otherwise specified.

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

Since December 2006, Deep Down has consummated three strategic acquisitions.  On April 2, 2007, Deep Down acquired substantially all of the assets of ElectroWave USA, Inc., a Texas corporation.  For purposes of completing the acquisition, Deep Down formed a wholly-owned subsidiary, ElectroWave USA, Inc., a Nevada corporation.  Effective December 1, 2007, Deep Down acquired all of the outstanding common stock of Mako Technologies, Inc., a Louisiana corporation.  For purposes of completing the acquisition, Deep Down formed a wholly-owned subsidiary, Mako Technologies, LLC, a Nevada limited liability company, which merged with and into Mako Technologies, Inc., with Mako as the surviving entity. Effective May 1, 2008, Deep Down acquired all of the outstanding common stock of Flotation Technologies, Inc., a Maine corporation.

Our current operations are the result of the recent acquisitions of Deep Down, ElectroWave, Mako and Flotation.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in accordance with our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting offshore deepwater exploration, development and production of oil and gas reserves and other maritime operations.

Recent Events

Amendments to Bylaws and Articles of Incorporation

In May 2008, the Board of Directors amended the Bylaws and approved amendments to our Articles of Incorporation subject to shareholder approval, which was obtained on May 16, 2008.  The amendments are designed to discourage any tender offer or other attempt to gain control of Deep Down in a transaction that is not approved by our Board of Directors, by making it more difficult for a person or group to obtain control of Deep Down in a short time and then impose its will on the remaining stockholders, including:

Classified Board of Directors and Removal of Directors.  Our Board of Directors is divided into three classes which shall be as nearly equal in number as possible.  The directors in each class serve for terms of three years, with the terms of one class expiring each year.  Each class currently consists of approximately one-third of the number of directors.  Each director will serve until his successor is elected and qualified.  A director may not be removed except for cause by the affirmative vote of the holders of 75% of the outstanding shares of capital stock entitled to vote at an election of directors.

Advance Notice Requirements for Nomination of Directors and Proposal of New Business at Annual Stockholder Meetings.  Any stockholder desiring to make a nomination for the election of directors or a proposal for new business at a stockholder meeting must submit written notice not less than 30 or more than 60 days in advance of the meeting.

Supermajority Voting Requirement for Amendment of Certain Provisions of the Certificate of Incorporation.  Specified provisions contained in the articles of incorporation and bylaws may not be repealed or amended by action of our stockholders except upon the affirmative vote of the holders of not less than seventy-five percent of the outstanding stock entitled to vote.  This requirement exceeds the majority vote that would otherwise be required by Nevada law for the repeal or amendment of the articles or bylaws.

Private Placement

On June 5, 2008, Deep Down entered into the Purchase Agreement to sell and issue to the certain purchasers, purchasing in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended, an aggregate of 57,142,857 shares, of Deep Down’s common stock at a price of $0.70 per share, for a total purchase price of $40.0 million and net proceeds to Deep Down of approximately $37.1 million.  Completion of the private placement was subject to completion of the acquisition of Flotation, as described below.  Dahlman Rose & Company, LLC acted as exclusive placement agent for the financing.

Deep Down used $22.1 million of the net proceeds to fund the cash portion of the Flotation purchase, and used approximately $12.5 million to repay outstanding debt, interest and early termination fees to Prospect Capital Corporation on June 12, 2008, with the remainder being retained for working capital purposes.

In connection with the private placement, Deep Down entered into a registration rights agreement where the holder has certain demand registration rights. Deep Down filed an S-1 Registration Statement on July 21, 2008. If the Registration Statement is not declared effective by September 3, 2008 (the “Required Effective Date”), then for each day following the Required Effective Date, until but excluding the date the Commission declares the Registration Statement effective, Deep Down shall be required to pay daily damages to the purchasers.  Deep Down evaluated the registration rights agreement for liability treatment under FASB Statement No. 5, “Accounting for Contingencies” and Financial Statement Staff Position (FSP) EITF 00-19(2) “Accounting for Registration Payment Arrangements” and determined that the registration rights did not meet the definition of a liability under the authoritative guidance since management believes the liability is not estimable at this time.

Purchase of Flotation.

On June 5, 2008, Deep Down completed the acquisition on 100% of the capital stock of Flotation, pursuant to the Stock Purchase Agreement entered into on April 17, 2008. The stock was acquired from three individual shareholder members of the same family and related technology was acquired from an entity affiliated with such selling shareholders. Deep Down announced the closing on June 6, 2008 and effectively dated the acquisition for accounting purposes as of May 1, 2008.

Flotation engineers, designs and manufactures deepwater buoyancy systems using high-strength FlotecTM syntactic foam and polyurethane elastomers. Flotation’s product offerings include distributed buoyancy for flexible pipes and umbilicals, Core Tec™ drilling riser buoyancy modules, ROVitsTM buoyancy, Hydro-Float mooring buoys, StablemoorTM  low-drag ADCP deployment solution, Quick-LocTM  and cable floats, HardBall TM umbilical floats , FlotectTM  cable and pipeline protection, InFlex TM  polymer static bend restrictors, and installation buoyancy of any size and depth rating.

We have accounted for the acquisition of Flotation using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (FASB) No. 141, Business Combinations (FASB 141) since Deep Down acquired substantially all of the assets, certain liabilities, employees, and business of Flotation.

The purchase price of Flotation was $23.9 million and consisted of $22.1 million cash and 1,714,286 shares of common stock valued at $0.83 per common share plus transaction costs of $251,180. In addition, warrants to purchase 200,000 shares of common stock at $0.70 per share were issued to an entity affiliated with the selling shareholders for the acquisition of technology. The warrants are exercisable at any time from June 3, 2009 through September 3, 2011 and include piggyback registration rights with respect to the underlying shares of common stock. Deep Down valued the warrants at $121,793 based on the Black-Scholes option pricing model. Flotation’s selling shareholders used $1.8 million of the $22.1 million cash received to pay outstanding debt of Flotation. The purchase price may be adjusted upward or downward, dependant on the amount of Flotation’s working capital on June 6, 2008.

Deep Down also issued 600,000 incentive common stock purchase options to employees of Flotation for future services with an exercise price of $1.15 per share. The employee options vest one-third of the original amount each year and may be exercised in whole or in part after vesting. Deep Down valued the options at $264,335 based on the Black-Scholes option pricing model, and will recognize the related compensation cost ratably over the requisite service period.

Payment of long term debt and exercise of Prospect warrants:

On June 12, 2008, Deep Down paid approximately $12.5 million to Prospect Capital Corporation to pay the balance due under its Credit Agreement and related interest and early termination fees.  Since the warrants issued in connection with the original Credit Agreement and the Amendment dated January 4, 2008 were detachable, there was no change to these equity instruments.  On July 3, 2008, Prospect exercised their outstanding 4,960,585 warrants in a cashless exercise for a total of 2,618,129 restricted shares of Deep Down common stock.

Results of operations

Three months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue.  Revenues for the three months ended June 30, 2008 increased $2.8 million to $7.9 million, a 54% increase. Revenues contributed by the acquisitions for the three months ended June 30, 2008 represented $3.0 million while there was a slight decrease in the core business of $0.2 million.  The slight decrease was a result of certain customers delaying scheduled projects.

Gross Profit.  Gross profit increased by $0.6 million to $2.4 million for the three months ended June 30, 2008 as compared to the same period last year.  The acquisition of Mako and Flotation increased gross profit by $1.0 million. ElectroWave decreased by $0.2 million versus the same period last year, and the core business declined by $0.2 million. The slight decline on the core business was due to delays in certain projects which caused the gross profit margin to drop slightly. Gross margins for the period were 31% for the current fiscal quarter, and are expected to increase during the second half of the year.

Selling, General and Administrative Expenses. SG&A for the three months ended June 30, 2008 was $3.7 million compared to $1.1 million for the same period last year for an increase of $2.6 million. The acquisitions of Mako and Flotation represented $0.9 million of the increase. Bad debt increased by $0.8 million due to the write off of two accounts, one of which filed for bankruptcy protection during the quarter ($0.2 million of the total bad debt is included in the Mako subsidiary). Personnel and related costs increased by $0.6 million primarily due to an expansion of our businesses requiring more personnel and the related requirements to administer a public company and comply with reporting requirements. Additionally, we paid approximately $0.4 million in professional, accounting and legal fees to support our various initiatives during the quarter relating to the filing of a registration statement and to support the related acquisitions. Stock based compensation related to employee stock options and restricted stock was approximately $148,500 in the current fiscal quarter compared to approximately $40,000 for the comparable prior period.

Depreciation and amortization. Depreciation expense for the three months ended June 30, 2008 was $0.3 million compared to $0.1 million for the same prior year period due mainly to the acquisitions in fiscal year 2008. Fixed assets acquired in the Mako and Flotation subsidiaries totaled $8.1 million. In addition, intangible assets purchased in the Mako and Flotation acquisitions total $19.2 million in the aggregate. Amortization for the quarter ended June 30, 2008 was $0.3 million.

Interest Expense. Interest expense for the three months ended June 30, 2008 was $2.7 million compared to $1.3 million for the same prior year period.  On June 12, 2008, Deep Down paid the balance due under the Credit Agreement and related interest. In connection with the early payoff, Deep Down accelerated the remaining deferred financing costs totaling $0.7 million and recorded this charge to interest expense. Additionally, $1.4 million in debt discounts were accelerated and recorded to interest expense.  Cash interest on the Credit Agreement totaled $0.4 million for the three months ended June 30, 2008. For the three months ended June 30, 2007, $1.2 million of the total interest related to accretion on the redemption of Series G and Series E Preferred Stock.

Gain/(loss) on debt extinguishment.  In connection with the early payoff of the Credit Agreement in June 2008, early termination fees of approximately $446,412 were recognized as a loss on early extinguishment of debt. In the prior year, Deep Down executed a Securities Redemption Agreement with the former Deep Down CFO to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2.0 million.  The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt.  Deep Down accreted the remaining discount of $1.1 million attributable to such shares on the date of redemption.

Net loss. Net loss for the three months ended June 30, 2008 was $4.9 million, compared to a net income of $0.9 million for the same prior year period as discussed above.

EBITDA.  EBITDA is a non-GAAP financial measure. Deep Down defines EBITDA as net income plus interest expense, income taxes, depreciation, amortization and other non-cash, non-operating expense. Deep Down uses EBITDA as an unaudited supplemental financial measure to assess (1) the financial performance of its assets without regard to financing methods, capital structures, taxes or historical cost basis, (2) its liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner, and (3) the ability of Deep Down’s assets to generate cash sufficient for Deep Down to pay potential interest costs. Deep Down also understands that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles, and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing Deep Down’s operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. Excluding the one-time gain and non-cash interest and stock based compensation charges, EBITDA for the three months ended June 30, 2008 was $(1.0) million compared to $0.8 million, a decrease of $1.8 million from the same prior year period, due in part to the significant bad debt expense and other SG&A expenses discussed above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue.  Revenue generated in the six months ended June 30, 2008 was $14.2 million compared to $7.2 million for the same period last year, an increase of 96%. Our acquisitions accounted for $5.1 million of this increase. Mako was included for the entire period and accounted for $2.7 million of the increase. Flotation was included for two months and accounted for $1.5 million of the increase and ElectroWave was included for six months, but included for only three months in the same period last year and accounted for $0.9 million of the increase. Our existing businesses continued to strengthen with a $1.8 million increase, for a 29% increase over last year’s six month revenues. Contract revenues were up 25% while rentals were up 47%.  Our offshore market continues to be strong and we continue to expand our customer base.

Gross Profit. Gross margin for the six months ended June 30, 2008 increased $2.1 million to $4.8 million, for a 79% increase. $1.4 million of the increase is attributable to the inclusion of the acquisitions in this period.  The overall gross margin was 34 % for the first six months of 2008 as compared to 37% for the same period last year. The gross margin is slightly lower due to an increase in personnel and personnel related costs for the continued growth.

Selling, General and Administrative Expenses. SG&A for the six months ended June 30, 2008 was $5.4 million compared to $1.8 million for the same period last year for an increase of $3.6 million. The acquisitions of Mako and Flotation represented $1.5 million of the increase. Bad debt increased by $0.8 million due to the write off of two accounts, one of which filed for bankruptcy protection during the quarter ($0.2 million of the total bad debt is included in the Mako subsidiary). Personnel and related costs increased by $1.0 million primarily due to an expansion of our businesses requiring more personnel and the related requirements to administer a public company and comply with reporting requirements. Additionally, we paid approximately $0.7 million to in professional accounting, and legal fees to support our various initiatives during the six months ended June 30, 2008 relating to the filing of a registration statement and acquisitions and reporting requirements. Stock based compensation related to employee stock options and restricted stock was approximately $0.3 million in the current fiscal year compared to approximately $40,000 for the comparable prior year period.

Depreciation and amortization. Depreciation expense for the six months ended June 30, 2008 was $0.5 million compared to $0.2 million for the same prior year period due mainly to the acquisitions in fiscal year 2008, though Flotation has only 2 months of depreciation expense since they were acquired May 1, 2008. Fixed assets acquired in the Mako and Flotation subsidiaries totaled $8.1 million. In addition, intangible assets purchased in the Mako and Flotation acquisitions total $19.2 million in the aggregate. Amortization of intangible assets for the quarter ended June 30, 2008 was $0.4 million.

Interest Expense. Interest expense for the six months ended June 30, 2008 was $3.9 million compared to $1.5 million for the same prior year period.  In connection with the early payoff of the Credit Agreement, Deep Down accelerated the remaining deferred financing costs totaling $0.7 million and recorded this charge to interest expense. Additionally, $1.5 million in debt discounts were accelerated and recorded to interest expense, along with early termination fees of approximately $446,412.  Deep Down paid cash interest related to the Credit Agreement totaling $0.8 million for the six months ended June 30, 2008. For the comparable period of the prior year, $1.4 million of the total interest related to accretion on the redemption of Series G and Series E Preferred Stock.

Gain/(loss) on debt extinguishment.  In connection with the early payoff of the Credit Agreement in June 2008, early termination fees of approximately $446,412 were recognized as a loss on early extinguishment of debt. In the prior year, Deep Down executed a Securities Redemption Agreement with the former Deep Down CFO to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2.0 million.  The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt.  Deep Down accreted the remaining discount of $1.1 million attributable to such shares on the date of redemption.

            Net loss. Net loss for the six months ended June 30, 2008 was $5.0 million, compared to a net income of $0.8 million for the same prior year period, as discussed above.

EBITDA.  Excluding the one-time gain and non-cash interest and stock based compensation charges, EBITDA for the six months ended June 30, 2008 was $(0.3) million compared to $1.0 million, a decrease of $1.3 million from the same prior year period.

Capital Resources and Liquidity

Financing for our operations consists primarily of cash flows attributable to our operations. We believe that the liquidity we derived from the private placement of our common stock in June 2008 and cash flows attributable to our operations is more than sufficient to fund our capital expenditures, debt maturities and other business needs. We continue to evaluate acquisitions and joint ventures in the ordinary course of business. When opportunities for business acquisitions meet our standards, we believe we will have access to capital sources necessary to take advantage of those opportunities.

As of June 30, 2008, our cash and cash equivalents were $4.1 million.  Cash and cash equivalents were $2.2 million plus restricted cash of $0.4 million as of December 31, 2007.  Management believes that we have adequate capital resources when combined with its cash position and cash flow from operations to meet current operating requirements.

On June 5, 2008, we sold 57,142,857 shares of Deep Down’s common stock in a private placement at a price of $0.70 per share, for a total purchase price of $40.0 million and net proceeds to us of approximately $37.1 million. We used $22.1 million of the net proceeds to fund the cash portion of the Flotation purchase, and used approximately $12.5 million to repay outstanding debt, interest and early termination fees to Prospect on June 12, 2008, with the remainder being retained for working capital purposes.

On April 11, 2008, the shareholders of Mako received the final cash installment of $1.2 million under the terms of the securities redemption and shareholder payable agreement.

Cash Flow from Operating Activities

For the six months ended June 30, 2008, cash used in operating activities was $1.4 million as compared to cash provided by operating activities for the same prior year period of 2007 of $0.4 million. Our working capital balances vary due to delivery terms and payments on key contracts, work in progress, and outstanding receivables and payables. Additionally, we recorded the following non-cash charges: amortization of deferred financing costs and debt discount related to the Prospect payoff totaling $2.6 million, share based compensation of $0.3 million, and depreciation and amortization of $0.9 million.

Cash Flow from Investing Activities

For the six months ended June 30, 2008, cash used in investing activities was $23.7 million as compared to $0.6 million for the same prior year period. The majority of the 2008 activity related to the cash paid to Flotation shareholders totaling $22.1 million offset by $0.2 million cash acquired, which was funded by the net proceeds of the private placement as discussed above. Additionally, Deep Down made the final cash payment to the Mako shareholders in the amount of $1.2 million. The restricted cash balance of $0.4 million was released in connection with the payoff of the Credit Agreement. Deep Down used $0.7 million for equipment purchases compared to the same prior year period totaling $0.4 million.

Cash Flow from Financing Activities

For the six months ended June 30, 2008, cash provided by financing activities was $27.0 million compared to $0.5 million for the same prior year period.  During the six months ended June 30, 2008, Deep Down completed the foregoing described private placement for net proceeds of $37.1 million. In June, 2008, Deep Down paid approximately $12.5 million to Prospect to pay the balance due under its Credit Agreement and related interest and early termination fees. In January 2008, in accordance with the terms of the purchase of Mako, Deep Down paid $0.9 million of notes payable plus accrued interest of $2,664, and received proceeds from Prospect totaling $2.7 million.

Capital Resources and Requirements

We generate our liquidity and capital resources primarily through operations and, when needed, through available capital markets. At June 30, 2008, long-term debt was $1.0 million, of which $47,477 was the current portion.

Critical Accounting Policies

For a discussion of our critical accounting matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in our 2007 Annual Report on Form 10-KSB/A (Amendment No.3) filed on August 8, 2008.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation.  Our business is not seasonal in nature.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Deep Down’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, Deep Down’s internal control over financial reporting except for the impact of its new acquisition of Flotation. With its new acquisition, Deep Down’s management will conduct its annual assessment for its inclusion in its December 31, 2008 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

On June 5, 2008, Deep Down entered into the Purchase Agreement to sell and issue to certain purchasers, purchasing in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, an aggregate of 57,142,857 shares, of Deep Down’s common stock at a price of $0.70 per share. The net proceeds for Deep Down from such private placement was approximately $37.1 million. Dahlman Rose & Company, LLC acted as exclusive placement agent for the financing. Deep Down used $22.1 million of the net proceeds to fund the cash portion of the Flotation purchase, and used approximately $12.5 million to repay outstanding debt to Prospect Capital Corporation on June 12, 2008, with the remainder being retained for working capital purposes.

In June 2008, in connection with the acquisition of Flotation, Deep Down issued an aggregate of 1,714,286 shares of common stock to shareholders of Flotation, valued at $0.83 per share, and 600,000 incentive common stock purchase options to employees of Flotation with an exercise price of $1.15 per share.  In addition, warrants to purchase 200,000 common shares at $0.70 per share were issued to an entity affiliated with the selling shareholders for acquisition of the related technology.  The warrants are exercisable at any time from June 3, 2009 through September 3, 2011 and include piggyback registration rights with respect to the underlying shares of common stock.   These shares of restricted common stock are exempt from registration requirements provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On June 17, 2008, Deep Down effected a cashless exercise of 50,000 employee stock options for a non-insider employee at an exercise price of $0.50 per share for net common shares issued totaling 29,339. These shares of common stock are exempt from registration requirements provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

Effective July 3, 2008, Prospect Capital Corporation, the holders of 4,960,585 warrants originally issued in connection with Deep Down’s secured credit agreement, effected a cashless exercise of all of their warrants for 2,618,129 shares of common stock of Deep Down at an exercise price of $0.507. These shares of common stock are exempt from registration requirements provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 16, 2008 (the “Record Date”), Deep Down received written consents from stockholders representing a majority of our outstanding voting interests on the close of business on the Record Date, in lieu of a meeting, approving amendments to our Articles of Incorporation and Bylaws to provide the following: i) A division of the board of directors into three classes, approximately equal in size and each director to serve for a three year term ; ii) Prohibiting  action by written consent of the shareholders without prior approval by the board of directors; iii) Limiting authority for the call of special meetings of the shareholders to the board of directors or a committee of the board; and iv) Requiring shareholder nominations for election of directors or proposals for new business to be delivered or mailed to the company not less than 30 or more sixty days prior to the meeting.

On July 21, 2008, Deep Down, Inc. filed Schedule 14C to report the results of the actions related to these matters.

ITEM 5. OTHER INFORMATION

On May 16, 2008, the Board of Directors amended the Bylaws.  The board of directors or a committee appointed by the board of directors shall act as nominating committee for selecting the management nominees for election as directors. The nominating committee shall deliver written nominations to the secretary at least twenty days prior to the date of the annual meeting. Provided such committee makes such nominations, no nominations for directors except those made by the nominating committee shall be voted upon at the annual meeting unless other nominations by stockholders are made in writing and delivered to the secretary in accordance with the provisions of the Articles of Incorporation.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index of Exhibits of this Quarterly Report on Form 10-Q.  Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description of Exhibit
2.1 (1)	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc.
3.1 (1)	Certificate of Incorporation of MediQuip Holdings, Inc.
3.2 (2)	Certificate of Amendment to Articles of Incorporation providing for Change of Name to Deep Down, Inc.
3.3 (1)	By Laws of Deep Down, Inc.
3.4 (1)	Form of Certificate Designation of Series D Redeemable Convertible Preferred Stock
3.5 (1)	Form of Certificate Designation of Series E Redeemable Exchangeable Preferred Stock
3.6 (1)	Form of Certificate Designation of Series F Redeemable Convertible Preferred Stock
3.7 (1)	Form of Certificate Designation of Series G Redeemable Exchangeable Preferred Stock
3.8(7)	Amendment to Articles of Incorporation
3.9(7)	Amended and Restated Bylaws
4.7 (3)	Securities Purchase Agreement
4.8 (3)	Common Stock Purchase Warrant (No. 4), dated June 5, 2008

4.9 † (6)	2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.
5.1 (6)	Opinion of Sonfield & Sonfield, counsel to the Company, as to the legality of the Common Stock being registered.

10.1 (3)	Private Placement Memorandum

10.2 (6)	Supplement No. 1 to Private Placement Memorandum

10.4*	Dahlman Rose Underwriting Agreement
10.5 (4)	Stock Purchase Agreement dated April 17, 2008, among Deep down, Inc., Flotation Technologies, Inc. and the selling stockholders named therein.

10.6 † (6)	Employment Agreement with David A. Capotosto

10.7 † (6)	Employment Agreement with Bradley M. Parro

10.8*	Amended Lease Agreement dated May 1, 2008 between Deep Down, Inc., a Delaware corporation, as tenant, and JUMA, L.L.C. December 31, 2007 filed on March 31, 2008).

(1) Filed as an exhibit to our Report on Form 10-KSB/A, filed with the Commission on May 1, 2008, and incorporated herein by reference.
(2) Filed as an exhibit to our Report on Form 10-KSB, filed with the Commission on April 1, 2008, and incorporated herein by reference.
(3) Filed as an exhibit to our Report on Form 8-K/A, filed with the Commission on June 9, 2008, and incorporated herein by reference.
(4) Filed as an exhibit to our Report on Form 8-K, filed with the Commission on April 21, 2008, and incorporated herein by reference.
(5) Filed as an exhibit to our Quarterly Report on Form 10-Q, filed with the Commission on May 16, 2008, and incorporated herein by reference.
(6) Filed as an exhibit to our Registration Statement on Form S-1, filed with the Commission on July 21, 2008, and incorporated herein by reference.
(7) Filed as an exhibit to our Schedule 14C, filed with the Commission on June 19, 2008 and revised and re-filed on August 8, 2008
_________________
* Filed or furnished herewith.
† Exhibit constitutes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	August 15, 2008
Ronald E. Smith	(Principal Executive Officer)
/s/ EUGENE L. BUTLER	Chief Financial Officer	August 15, 2008
Eugene L. Butler	(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended December 31, 2007 filed on May 1, 2008).

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

3.8	Amendment to Articles of Incorporation (incorporated by reference from Exhibit A to our Preliminary Information Statement filed on June 19, 2008 and revised and re-filed on July 21, 2008).
3.9	Amended and Restated Bylaws (incorporated by reference from Exhibit B to our Preliminary Information Statement filed on June 19, 2008 and revised and re-filed on July 21, 2008).
4.1	Common Stock Purchase Warrant (No. 4) dated June 5, 2008 (incorporated by reference from Exhibit 4.1 to our Form 8-K/A filed on June 9, 2008).
4.2	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Registration Statement on Form S-1, filed on July 21, 2008).
10.1	Confidential Private Placement Memorandum dated May 16, 2008 (incorporated by reference from Exhibit 20.1 to our Form 8-K/A filed on June 9, 2008).
10.2	Supplement No.1 to Confidential Private Placement Memorandum dated June 2, 2008 (incorporated by reference from Exhibit 4.6 to our Registration Statement on Form S-1, filed on July 21, 2008).
10.3	Purchase Agreement dated as of June 2, 2008 (incorporated by reference from Exhibit 10.1 to our Form 8-K/A filed on June 9, 2008).
10.4	Dahlman Rose Underwriting Agreement dated May 6, 2008
10.5
Stock Purchase Agreement dated April 17, 2008, among Deep down, Inc., Flotation Technologies, Inc. and the selling stockholders named therein (incorporated by reference  to our Report on Form 8-K, filed with the Commission on April 21, 2008)

10.6 †	Employment Agreement with David A. Capotosto (incorporated by reference from Exhibit 4.10 to our Registration Statement on Form S-1, filed on July 21, 2008).
10.7 †	Employment Agreement with Bradley M. Parro (incorporated by reference from Exhibit 4.10 to our Registration Statement on Form S-1, filed on July 21, 2008).
10.8*	Amended Lease Agreement dated May 1, 2008 between Deep Down, Inc., a Delaware corporation, as tenant, and JUMA, L.L.C. December 31, 2007 filed on March 31, 2008).
31.1†	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2†	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1†	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2†	Section 1350 Certification of the Chief Financial Officer of Deep Down Down, Inc.

* Filed or furnished herewith
† Exhibit constitutes a management contract or compensatory plan or arrangement