Form 10KSB/A
period 2007-12-31
Deep Down, Inc.
filed 2008-09-30
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB/A
(Amendment No. 4)

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

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB filed by Deep Down, Inc. (the “Company”) on April 1, 2008 (the “Original 10-KSB”). In response to an SEC Comment Letter, the Company has determined to file this Amendment No. 4 (this “Amendment”) to the Form 10-KSB for the following reasons: (1) to include the required disclosures under provisions of SFAS 131 included in Item.1 Business Overview on page 5,  (2) to further clarify our Critical Accounting Policies and Estimates included in Item 6. Management’s Disclosure and Analysis of Financial Condition and Results of Operations on page 17 and (3) to revise our disclosure of Net Income and EBITDA to fully comply with the requirements of Item 10(e)(1)(ii)(a) of Regulation S-K on page 22 and 23, respectively.

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

Segments

For the fiscal year ended December 31, 2007, we operated under one operating segment based on analysis of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The operations of Deep Down Delaware and ElectroWave were reviewed collectively by Deep Down’s management due to similarities in products and production processes. The Mako subsidiary was included in the consolidated operations of Deep Down since its acquisition effective December 1, 2007, but constitutes less than 10% of the total revenues for the fiscal year ended December 31, 2007. Therefore, Mako did not meet the quantitative thresholds for segment reporting for this fiscal year.

Management is currently reviewing all operations related to segment reporting under the guidelines of SFAS 131 and plans to begin reporting operating segment(s) by the end of the 2008 fiscal year.

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

Critical Accounting Policies and Estimates

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

Accounts Receivable   Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts on trade receivables is our best estimate of the probable amount of credit losses in our existing accounts receivables.  A considerable amount of judgment is required in assessing the realization of receivables.  Relevant assessment factors include the credit worthiness of the customers and prior collection history.  Account balances are charged off against the allowance after all reasonable means are exhausted and the potential for recovery is considered remote.  The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.  We do not expect to have any off-balance sheet credit exposure related to our customers.

Consolidation  The accompanying financial statements include the accounts of Deep Down and all of its wholly-owned subsidiaries, including Deep Down Delaware since its inception on June 29, 2006, ElectroWave since its acquisition on April 2, 2007 and Mako since its acquisition on December 1, 2007.  All intercompany accounts and transactions have been eliminated.

Long-Lived Assets   We evaluate long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets.  Assets to be disposed are reported at the lower of carrying values or fair values, less costs of disposal. We found no significant adjustments during our review of fixed assets.

Stock-Based Compensation   We account for stock-based compensation issued to employees and non-employees as required by SFAS No. 123(R) “Accounting for Stock Based Compensation”. Under these provisions, we record expense ratably over the requisite service period based on the fair value of the awards determined at the grant date utilizing the Black-Scholes pricing model for options and warrants.  We first granted stock options in April 2007, and thus do not have extensive history upon which to evaluate our estimates. For fiscal 2007, we estimated forfeitures to be 0%, which was an accurate amount for the current fiscal year. We expect to increase our forfeiture estimate in future periods as we accumulate our history with regard to forfeitures.

Key assumptions used in the Black-Scholes model for both stock options and warrant valuations include (1) expected volatility (2) expected term (3) discount rate and (4) expected dividend yield. Since we do not have a sufficient trading history to determine the volatility of our own stock, we based our estimates of volatility on a representative peer group consisting of companies in the same industry, with similar market capitalizations and similar stage of development.

The fair value of each stock option or warrant grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the year ended December 31, 2007:

Dividend yield	0%
Risk free interest rate	3.2% - 5.0%
Expected life	3 - 4 years
Expected volatility	52.7% - 61.3%

Revenue Recognition   We generally recognize revenue once the following four criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectability is reasonably assured.  For certain fabrication projects, revenue is recognized upon shipment or when customer-specific contract elements, (“milestone(s)”) are met.   Fabrication and sale of equipment billings are contingent upon satisfaction of a significant condition of sale milestone, including but not limited to, factory acceptance testing (FAT) and customer approval, and recognized upon transfer of title to the customer.   Service revenue is recognized as the service is provided. Expenses incurred to date that exceed milestone billings are adjusted during the month-end profitability review and represent the balance in our work-in-progress (“WIP”) account on the accompanying balance sheets.

All intercompany revenue accounts and balances were eliminated in consolidations during the month-end profitability review.

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

Net Income (loss)

Net income increased by approximately $3. 8 million to $1.0 million for the twelve months ended December 31, 2007 as compared to a loss of approximately $2.8 million for the comparable period in 2006 due to the items discussed above .

EBITDA

	2007	Pro-Forma 2006	Change	%
Net income (loss)	$952,509	$(2,811,627)	$3,764,136	133.9%
Tax expense	369,673	22,250	347,423	-
Interest	2,335,662	578,335	1,757,327	303.9%
Depreciation and amortization expense	426,964	166,468	260,496	156.5%
EBITDA	$4,084,808	$2,044,574	$6,129,382	299.8%

Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is a non-GAAP financial measure. Deep Down uses EBITDA as an unaudited supplemental financial measure to assess the financial performance of its assets without regard to financing methods, capital structures, taxes or historical cost basis; its liquidity and operating performance over time in relation to other companies that own similar assets and that the Company believes calculate EBITDA in a similar manner; and the ability of Deep Down assets to generate cash sufficient for Deep Down to pay potential interest costs. Deep Down also understands that such data are used by investors to assess the Company's performance. However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing Deep Down’s operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. EBITDA increased by approximately $6.1 million to $4.1 million for the twelve months ended December 31, 2007 from approximately $(2.0) million for the comparable period in 2006.

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

Dated: September 30, 2008

/s/ EUGENE L. BUTLER
Eugene L. Butler
Chief Financial Officer (Principal Financial Officer)

Dated: September 30, 2008

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

Signatures	Title	Date
/s/ RONALD E. SMITH	President, Chief Executive Officer and Director	September 30, 2008
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer and Director	September 30, 2008
Eugene L. Butler	(Principal Financial Officer)

/s/ ROBERT E. CHAMBERLAIN, JR.	Chairman, Chief Acquisitions Officer and Director	September 30, 2008
Robert E. Chamberlain, Jr.

/s/ MARY L. BUDRUNAS	Vice-President, Director, and Corporate Secretary	September 30, 2008
Mary L. Budrunas

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc.
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