Form 10-Q
period 2008-09-30
Deep Down, Inc.
filed 2008-11-14
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

At November 14, 2008, there were 177,350,630 shares of common stock outstanding.

i

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Deep Down, Inc. and its wholly-owned subsidiaries.

Deep Down, Inc., a Nevada corporation (“Deep Down Nevada” or “Deep Down” or the “Company”) is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), Mako Technologies, LLC, a Nevada limited liability company (“Mako”), and Flotation Technologies, Inc., a Maine corporation (“Flotation”).

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of November 14, 2008, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after November 14, 2008 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

Document Summaries

Descriptions of documents and agreements contained in this Quarterly Report on Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our 2007 Annual Report on Form 10-KSB/A (Amendment No. 4), other periodic and current reports we file with the Securities and Exchange Commission (“SEC”) or this Form 10-Q.

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

ii

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

iii

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and equivalents	$5,155,069	$2,206,220
Restricted cash	-	375,000
Accounts receivable, net of allowance of $345,649 and $139,787 respectively	7,197,552	7,190,466
Prepaid expenses and other current assets	850,030	312,058
Inventory	820,922	502,253
Lease receivable, short-term	-	414,000
Costs and estimated earnings in excess of billings on uncompleted contracts	1,661,829	749,455
Receivable from Prospect, net	-	2,687,333
Total current assets	15,685,402	14,436,785
Property and equipment, net	12,219,276	5,368,961
Other assets, net of accumulated amortization of $0 and $54,560 respectively	277,402	1,109,152
Lease receivable, long-term	-	173,000
Intangibles, net	18,418,196	4,369,647
Goodwill	12,985,718	10,594,144
Total assets	$59,585,994	$36,051,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$3,589,093	$3,569,826
Billings in excess of costs and estimated earnings on uncompleted contracts	367,259	188,030
Payable to Mako shareholders	-	3,205,667
Current portion of long-term debt	48,816	995,177
Total current liabilities	4,005,168	7,958,700
Deferred tax liabilities, net	45,362	-
Long-term debt, net of accumulated discount of $0 and $1,703,258 respectively	914,225	10,698,818

Series E redeemable exchangeable preferred stock, par value $0.01, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of preferred stock, -0- and 500 issued and outstanding, respectively	-	386,411
Total liabilities	4,964,755	19,043,929
Temporary equity:
Series D redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of preferred stock, -0- and 5,000 issued and outstanding, respectively	-	4,419,244
Total temporary equity	-	4,419,244
Stockholders' equity:
Common stock, $0.001 par value, 490,000,000 shares authorized, 177,350,630 and 85,976,526 shares issued and outstanding, respectively	177,351	85,977
Paid-in capital	60,167,948	14,849,847
Accumulated deficit	(5,724,060)	(2,347,308)
Total stockholders' equity	54,621,239	12,588,516
Total liabilities and stockholders' equity	$59,585,994	$36,051,689

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Contract revenue	$11,039,041	$3,819,536	$22,046,957	$9,930,453
Rental revenue	613,521	1,066,019	3,805,268	2,198,284
Total revenues	11,652,562	4,885,555	25,852,225	12,128,737
Cost of sales	6,350,318	3,625,020	15,462,187	8,300,707
Gross profit	5,302,244	1,260,535	10,390,038	3,828,030
Operating expenses:
Selling, general & administrative	3,733,254	949,376	9,413,939	2,712,997
Depreciation and amortization	17,366	20,861	882,779	44,797
Total operating expenses	3,750,620	970,237	10,296,718	2,757,794
Operating income	1,551,624	290,298	93,320	1,070,236
Other income (expense):
Gain (loss) on debt extinguishment	-	-	(446,412)	2,000,000
Interest income	36,977	32,645	103,487	48,935
Interest expense	(24,704)	(241,639)	(3,484,268)	(1,750,296)
Other income	17,060	15,052	5,644	15,052
Total other income (expense)	29,333	(193,942)	(3,821,549)	313,691
Income (loss) before income taxes	1,580,957	96,356	(3,728,229)	1,383,927
Benefit from (provision for) income taxes	(2,889)	99,613	351,477	(347,750)
Net income (loss)	$1,578,068	$195,969	$(3,376,752)	$1,036,177
Earnings (loss) per share:
Basic	$0.01	$-	$(0.03)	$0.01
Weighted-average common shares outstanding	176,093,714	68,285,932	131,744,393	72,626,591

Diluted	$0.01	$-	$(0.03)	$0.01
Weighted-average common shares outstanding	177,413,975	100,307,773	131,744,393	100,584,062

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2008
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	85,976,532	$85,977	$14,849,847	$(2,347,308)	$12,588,516

Net loss	-	-	-	(3,376,752)	(3,376,752)
Exchange of Series D preferred stock	25,866,518	25,867	4,393,377		4,419,244
Stock issued for acquisition of Mako	2,802,969	2,803	1,959,275		1,962,078
Stock issued for acquisition of Flotation	1,714,286	1,714	1,421,143		1,422,857
Warrants issued for acquisition of Flotation		-	121,793		121,793
Restricted stock issued	1,200,000	1,200	(1,200)		-
Stock issued in private placement	57,142,857	57,143	37,002,527		37,059,670
Cashless exercise of stock options	29,339	29	(29)		-
Warrant exercises	2,618,129	2,618	(2,618)		-
Stock based compensation	-	-	423,833		423,833

Balance at September 30, 2008	177,350,630	$177,351	$60,167,948	$(5,724,060)	$54,621,239

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(3,376,752)	$1,036,176
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Gain on extinguishment of debt	-	(2,000,000)
Interest income	(54,975)	-
Amortization of debt discount	1,816,847	1,427,960
Amortization of deferred financing costs	762,700	15,988
Share-based compensation	423,833	113,480
Bad debt expense	1,052,668	16,305
Depreciation and amortization	1,641,508	247,503
Loss on disposal of equipment	160,692	7,948
Changes in assets and liabilities:
Lease receivable	-	(788,520)
Accounts receivable	942,111	(2,006,548)
Prepaid expenses and other current assets	(453,018)	(96,581)
Inventory	(820,922)	45,000
Finished goods	-	(515,601)
Costs and estimated earnings in excess of billings on uncompleted contracts	(41,191)	(913,435)
Accounts payable and accrued liabilities	(1,058,090)	2,072,684
Billings in excess of costs and estimated earnings on uncompleted contracts	179,229	(190,000)
Net cash provided by (used in) operating activities	$1,174,640	$(1,527,641)
Cash flows from (used in) investing activities:
Cash paid for acquisition of Flotation	(22,161,863)	-
Cash paid for acquisition of Mako	(1,319,967)	-
Cash paid for third party debt	-	(432,475)
Cash received from sale of ElectroWave receivables	-	261,068
Cash deficit acquired an acquisition of a business	-	(18,974)
Purchases of equipment	(2,564,114)	(600,636)
Restricted cash	375,000	(375,000)
Net cash used in investing activities	$(25,670,944)	$(1,166,017)
Cash flows from financing activities:
Payment for cancellation of common stock	-	(250,000)
Redemption of preferred stock	-	(250,000)
Proceeds from sale of common stock, net of expenses	37,059,670	960,000
Proceeds from long term debt	2,687,333	-
Proceeds from sales-type lease	587,000	172,500
Borrowings on debt - related party	-	150,000
Payments on debt - related party	-	(150,000)
Borrowings on long-term debt	-	6,000,000
Increase in deferred financing fees	-	(442,198)
Creation of debt discount due to lender's fees	-	(180,000)
Payments of long-term debt	(12,888,850)	(2,641,671)
Net cash provided by financing activities	$27,445,153	$3,368,631
Change in cash and equivalents	2,948,849	674,973
Cash and equivalents, beginning of period	2,206,220	12,462
Cash and equivalents, end of period	$5,155,069	$687,435

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Supplemental schedule of noncash investing
and financing activities:
Acquisition of a business	$-	$(190,381)
Exchange of receivables for acquisition of a business	$-	$171,407
Warrants issued for acquisition of Flotation	$121,793	$-
Stock issued for acquisition of Flotation	$1,422,857	$-
Stock issued for acquisition of Mako	$1,962,078	$-
Correction of common stock per value to paid in capital	$-	$114,750
Fixed assets purchased with capital lease	$-	$525,000
Fixed assets transferred from Inventory	$502,253	$-
Exchange of Series D preferred stock	$4,419,244	$-
Exchange of Series E preferred stock	$-	$3,366,778
Redemption of Series E preferred stock	$-	$3,685,463
Exchange of Series E preferred stock for subordinated debenture	$500,000	$-
Common shares issued as restricted stock	$1,200	$-
Creation of debt discount due to warrants issued to lender	$-	$1,479,189
Creation of deferred financing fee due to warrants issued to third party	$-	$113,120
Supplemental Disclosures:
Cash paid for interest	$904,721	$306,349
Cash paid for pre-payment penalties	$446,413	$-
Cash paid for taxes	$275,000	$14,970

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Nature of Business

Deep Down, Inc., a Nevada corporation, is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation, ElectroWave USA, Inc., a Nevada corporation, since its acquisition effective April 2, 2007, Mako Technologies, LLC, a Nevada limited liability company, since its acquisition effective December 1, 2007, and Flotation Technologies, Inc., a Maine corporation, since its acquisition effective May 1, 2008.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month or nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB/A (Amendment No. 4) for the year ended December 31, 2007 filed on September 30, 2008.

Reclassifications

Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation.  These reclassifications had no effect on our previously reported net income (loss) or stockholders' equity. For example, Deep Down reclassified its account previously referred to as Work in Process to its Costs incurred in excess of earnings and billings line item in order to more accurately reflect the nature of these unbilled balances.  In addition, Deep Down reclassified $758,728 of depreciation expense into Cost of sales from SG&A for the nine-month period ended September 30, 2008.  As such, $202,706 was reclassified for the corresponding nine-months ended September 30, 2007 out of SG&A to Cost of sales.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Deep Down’s wholly-owned subsidiaries after the elimination of significant intercompany balances and transactions.

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable includes an allowance for uncollectible accounts of $345,649 and $139,787 as of September 30, 2008 and December 31, 2007, respectively. Bad debt expense totaled $1,052,668 and $16,305 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 3: COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Deep Down entered into a large fixed price contract during the nine months ended September 30, 2008.  As such, Deep Down determined that recognizing revenues for this contract was appropriate using the percentage-of-completion method under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), measured by the percentage of costs incurred to date to estimated total costs for the contract.  This method is used because management considers total cost to be the best available measure of progress on the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, equipment repairs, employee travel and supervisor time. Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts (if any) are made in the period in which such losses are determined.  Changes in job performance, job conditions, and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price.

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones.  Billings in excess of costs and estimated earnings on uncompleted contracts arise when milestone billings are permissable under the contract, but the related costs have not yet been incurred.  All contract costs are recognized currently on jobs formally approved by the customer and contracts are not shown as complete until virtually all anticipated costs have been incurred and the items are shipped to the customer.

The asset balance of $1,661,829 at September 30, 2008 includes approximately $1,360,000 related to a large contract that is expected to be completed during December 2008 or January 2009. Deep Down has recognized approximately 72% of the related revenue based on the percentage-of-completion method.

In accordance with industry practice, assets and liabilities related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus collection of amounts related to these contracts may extend beyond one year.

 NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30, 2008	December 31, 2007
Land	$461,955	$-
Building	3,242,351	195,305
Leasehold improvements	342,430	75,149
Furniture and fixtures	143,509	63,777
Vehicles and trailers	105,836	112,161
Equipment	3,691,527	1,809,474
Rental Equipment	4,741,084	3,144,559
Computer and office equipment	446,563	194,693
Construction in progress	358,910	196,157

Total	13,534,165	5,791,275
Less: Accumulated depreciation	(1,314,889)	(422,314)
Property and equipment, net	$12,219,276	$5,368,961

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $920,056 and $247,503, respectively.  For the nine months ended September 30, 2008 and 2007, Deep Down recorded $758,728 and $202,706, respectively, of the total depreciation as Cost of Sales on the accompanying statements of operations.

During the nine months ended September 30, 2008, we leased additional property from JUMA, LLC, a related party, and incurred $342,430 in leasehold improvements. See additional discussion in Note 12 regarding the nature of the related party.

In connection with the purchase of Flotation, Deep Down acquired land along with a building and improvements with a fair market value of approximately $3,300,000. This 3.61 acre site in Maine houses a 46,925 square foot light industrial manufacturing facility.

On June 30, 2008, Deep Down transferred equipment with a cost basis of $502,253 from inventory to its rental equipment fleet.

 NOTE 5: ACQUISITIONS

Purchase of Mako Technologies, Inc.

Effective December 1, 2007, Deep Down purchased 100% of Mako. Two installments were paid to the Mako shareholders. The first installment of $2,916,667 in cash and 6,574,074 restricted shares of common stock of Deep Down, valued at $0.76 per share, was paid on January 4, 2008. The second installment of 2,802,969 restricted shares of common stock of Deep Down, valued at $0.70 per share, was issued on March 28, 2008. The final cash payment of $1,243,571, which was paid on April 11, 2008, was included in the “Payable to Mako shareholders” balance on the accompanying balance sheet at December 31, 2007.

The allocation of the purchase price was based on preliminary unaudited estimates.  Estimates and assumptions are subject to change upon the receipt of management’s review of final amounts and final tax returns.  This final evaluation of net assets acquired will be offset by a corresponding change in goodwill and is expected to be complete within one year from the purchase date.

The acquisition of Mako was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” (“SFAS 141”) since Deep Down acquired substantially all of the assets, certain liabilities, employees, and business of Mako.

Purchase of Flotation Technologies, Inc.

On June 5, 2008, Deep Down completed the acquisition of Flotation, pursuant to the Stock Purchase Agreement entered into on April 17, 2008. Deep Down purchased Flotation from three individual shareholder members of the same family and purchased related technology from an entity affiliated with the selling shareholders. Deep Down effectively dated the acquisition for accounting purposes as of May 1, 2008. Deep Down consummated the closing on June 6, 2008.

The acquisition of Flotation has been accounted for using the purchase method of accounting in accordance with SFAS 141 since Deep Down acquired substantially all of the assets, certain liabilities, employees, and business of Flotation.

The purchase price of Flotation was $23,941,554 and consisted of $22,100,000 cash and 1,714,286 shares of common stock valued at $0.83 per common share plus transaction costs of $296,904. In addition, warrants to purchase 200,000 shares of common stock at $0.70 per share were issued to an entity affiliated with the selling shareholders for acquisition of the related technology. The warrants are exercisable at any time from June 3, 2009 through September 3, 2011 and include piggyback registration rights with respect to the underlying shares of common stock. Deep Down valued the warrants at $121,793 based on the Black-Scholes option pricing model. The purchase price may be adjusted upward or downward, dependant on certain working capital targets.  Both parties are in preliminary negotiations concerning this adjustment and as of the current date, there has been no agreement as to the adjustment.

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

The table below reflects the breakdown of the purchase price as noted above:

Summary of purchase price:
Cash	$22,100,000
Certain transaction costs	296,904
Fair market value of common stock	1,422,857
Fair market value of warrants issued	121,793
Total purchase price	$23,941,554

The payment of the purchase price of $23,941,554 was in exchange for all of the outstanding capital stock of Flotation. The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values with the excess being recorded in goodwill.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition on May 1, 2008:

Summary of net assets acquired:
Cash and cash equivalents	$235,040
Accounts receivable	2,105,519
Construction in progress	871,183
Prepaid expenses	15,904
Property, plant and equipment, net	4,907,752
Intangibles	14,797,000
Goodwill	2,141,469
Total assets acquired	$25,073,867

Accounts payable and accrued liabilities	1,132,313
Total liabilities acquired	$1,132,313
Net assets acquired	$23,941,554

Deep Down obtained an independent valuation of the assets and liabilities as of the purchase date of May 1, 2008. Based on the independent valuation, the fair value of the property, plant and equipment was increased by approximately $1,258,000 and will be depreciated over the estimated useful lives of 3 to 40 years using the straight-line method.

Deep Down has estimated the fair value of Flotation’s identifiable intangible assets as follows:

	Estimated	Average Remaining
	Fair Value	Useful Life
Trademarks	$2,039,000	40
Technology	11,209,000	25
Non-compete covenant	879,000	3
Customer relationship	670,000	25
	$14,797,000

The table below reflects the assumptions used for warrant and option grants related to Flotation during the nine months ended September 30, 2008:

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

Unaudited Pro Forma Combined Condensed Statements of Operations
For the Nine Months ended September 30, 2008

	Historical
		Four Months			Combined
		April 30,	Flotation		Condensed
		2008	Pro Forma		Pro Forma
	Deep Down	Flotation	Entries		Results

Revenues	$25,852,225	$5,941,472	$-		$31,793,697
Cost of sales	15,462,187	4,005,179	-		19,467,366
Gross profit	10,390,038	1,936,293	-		12,326,331
Total operating expenses	10,296,718	968,179	302,416	(d/e)	11,567,313

Operating income (loss)	93,320	968,114	(302,416)		759,018

Total other expense	(3,821,549)	(57,335)	-		(3,878,884)
Income (loss) from
continuing operations	(3,728,229)	910,779	(302,416)		(3,119,866)

Benefit from (provision for) income taxes	351,477	-	(225,094)	(f)	126,383
Net income (loss)	$(3,376,752)	$910,779	$(527,510)		$(2,993,483)

Basic earnings (loss) per share	$(0.03)				$(0.02)
Shares used in computing
basic per share amounts	131,744,393				166,174,982

Diluted earnings (loss) per share	$(0.03)				$(0.02)
Shares used in computing
diluted per share amounts	131,744,393				166,174,982

See accompanying notes to unaudited pro forma combined condensed financial statements.

The historical results of Deep Down for the nine months ended September 30, 2008 contain five months of results for Flotation operations since its acquisition was effective May 1, 2008. The historical results of Deep Down for the quarter ended September 30, 2008 contain the results of Flotation operations for the full three months, so only the nine-months ended September 30, 2008 is presented as pro forma. The weighted-average shares of stock used in computing basic and diluted per share amounts give effect to the 2,802,969 Mako shares issued on March 31, 2008 and the total of 58,857,143 common shares of Deep Down issued in June 2008, of which such amount 57,142,857 were issued in connection with the Private Placement and 1,714,286 were issued to Flotation’s prior shareholders, as if all these shares were issued January 1, 2008. Taxes are calculated on the pro forma entries at Deep Down’s estimated combined effective rate of 37%.

Unaudited Pro Forma Combined Condensed Statement of Operations
For the Three Months ended September 30, 2007

								Combined
	Historical			Mako		Flotation		Condensed
				Pro Forma		Pro Forma		Pro Forma
	Deep Down	Mako	Flotation	Entries		Entries		Results

Revenues	$4,885,555	$1,672,457	$4,635,810	$-		$-		$11,193,822
Cost of sales	3,625,020	710,822	2,744,365	-		-		7,080,207
Gross profit	1,260,535	961,635	1,891,445	-		-		4,113,615

Total operating expenses	970,237	648,756	463,023	122,367	(a)	226,812	(d/e)	2,431,195

Operating income (loss)	290,298	312,879	1,428,422	(122,367)		(226,812)		1,682,420

Total other income (expense)	(193,942)	(9,156)	(613,878)	(266,410)	(b)	-		(1,083,386)
Income (loss) from continuing operations	96,356	303,723	814,544	(388,777)		(226,812)		599,034

Benefit from (provision for) income taxes	99,613	(205,567)	-	143,847		(217,461)	(f)	(179,568)
Net income (loss)	$195,969	$98,156	$814,544	$(244,930)		$(444,273)		$419,466

Basic earnings (loss) per share	$-							$-
Shares used in computing
basic per share amounts	68,285,932						(c/g)	136,520,118

Diluted earnings (loss) per share	$-							$-
Shares used in computing
diluted per share amounts	100,307,773						(c/g)	168,541,959

See accompanying notes to unaudited pro forma combined condensed financial statements.

Unaudited Pro Forma Combined Condensed Statement of Operations
For the Nine Months ended September 30, 2007
								Combined
	Historical			Mako		Flotation		Condensed
				Pro Forma		Pro Forma		Pro Forma
	Deep Down	Mako	Flotation	Entries		Entries		Results

Revenues	$12,128,737	$4,291,262	$6,986,867	$-		$-		$23,406,866
Cost of sales	8,300,707	1,833,323	4,510,795	-		-		14,644,825
Gross profit	3,828,030	2,457,939	2,476,072	-		-		8,762,041
Total operating expenses	2,757,794	2,013,261	1,536,860	367,101		680,436	(d/e)	7,355,452

Operating income (loss)	1,070,236	444,678	939,212	(367,101)	(a)	(680,436)		1,406,589

Total other income (expense)	313,691	(55,700)	776,661	(790,118)	(b)	-		244,534
Income (loss) from continuing operations	1,383,927	388,978	1,715,873	(1,157,219)		(680,436)		1,651,123

Benefit from (provision for) income taxes	(347,750)	(222,876)	-	428,171		(383,112)	(f)	(525,567)
Net income (loss)	$1,036,177	$166,102	$1,715,873	$(729,048)		$(1,063,548)		$1,125,556

Basic earnings per share	$0.01							$0.01
Shares used in computing
basic per share amounts	72,626,591						(c/g)	140,860,777

Diluted earnings per share	$0.01							$0.01
Shares used in computing
diluted per share amounts	100,584,062						(c/g)	168,818,248

See accompanying notes to unaudited pro forma combined condensed financial statements.

The unaudited pro forma combined condensed statements include the following pro forma assumptions and entries for Mako:

a)	Amortization of the intangible assets at a rate of $40,789 per month for the respective periods.
b)
Represents cash interest plus amortization of deferred financing costs and debt discounts for the Credit Agreement.  Interest was payable at 15.5% on the outstanding principal, and the related fees were amortized using the effective interest method over the applicable four-year life of the loan.

c)	A total of 9,377,043 shares were issued for the total transaction. These pro forma amounts give effect as if shares were issued January 1, 2007.

The unaudited pro forma combined condensed statements include the following pro forma assumptions and entries for Flotation:

d)	Recognition of stock-based compensation from employee stock options issued in connection with the acquisition of Flotation. Deep Down estimated $7,343 per month for the respective time periods.
e)	Amortization of the intangible assets at a rate of $68,261 per month based on the remaining useful lives in the table above.
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

NOTE 6: INTANGIBLE ASSETS AND GOODWILL

Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Deep Down is in the process of finalizing the valuations of certain intangible assets related to the Mako and Flotation acquisitions; consequently, the initial allocations of the respective purchase price amounts are preliminary and subject to change for a period of one year following the acquisitions, although management believes amounts are materially accurate as of September 30, 2008. Estimated intangible asset values, net of recognized amortization expense include the following:

	Average
	Remaining
	Useful Life	September 30, 2008	December 31, 2007

Customer relationship	8-25 Years	$3,515,000	$2,869,000
Non-Compete Covenant	3-5 Years	1,334,000	458,000
Trademarks	25-40 Years	3,110,000	1,071,000
Technology	25 Years	11,209,000	-
Total gross balances		19,168,000	4,398,000
Less: Accumulated amortization		(749,804)	(28,353)
Intangible assets, net		$18,418,196	$4,369,647

The following table presents goodwill as of the dates indicated, as well as changes in the account during the period shown.

Amount

Carrying amount as of December 31, 2007	$10,594,144
Goodwill acquired during the year	2,391,574
Carrying amount as of September 30, 2008	$12,985,718

NOTE 7: LONG-TERM DEBT

The following table summarizes long-term debt:

	September 30, 2008	December 31, 2007
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
Revolving line-of-credit of $500,000 from a bank,
matured October 13, 2007 or on demand, interest rate is
at a variable rate resulting in a rate of 8.30% as of
September 30, 2007, collateralized by Mako equipment,
paid January 2008.	-	151,705
Note payable to a bank payable in monthly
installments bearing interest at 7.85% per annum,
maturing January 25, 2011, collateralized by Mako
equipment and life insurance policy, paid January 2008	-	154,647
Total secured credit agreement and bank debt	-	11,212,786
6% Subordinated Debenture beginning March 31, 2008; annual		-
interest payments, interest fixed at 6%; matures March 31, 2011	515,041	-
Capital lease of equipment, monthly lease payments,
interest imputed at 11.2%	448,000	481,209
Total long-term debt	963,041	11,693,995
Current portion of long-term debt	(48,816)	(995,177)
Long-term debt, net of current portion	$914,225	$10,698,818

Secured Credit Agreement

On August 6, 2007, Deep Down entered into a $6.5 million secured credit agreement, (the “Credit Agreement”) with Prospect Capital Corporation (“Prospect”) and received an advance of $6.0 million on that date.  The Credit Agreement provided for a 4-year term, an annual interest rate of 15.5%, with the ability to defer up to 3.0% of interest through a PIK (paid-in-kind) feature and principal payments of $75,000 per quarter beginning September 30, 2008, with the remaining balance outstanding due August 6, 2011. Interest payments were payable monthly, in arrears, on each month-end commencing on August 31, 2007. Deep Down paid the full 15.5% and did not exercise the PIK feature for the monthly periods through June 2008 when the debt was paid in full, see details below.

On July 3, 2008, Prospect exercised their outstanding 4,960,585 warrants in a cashless exercise for a total of 2,618,129 shares of Deep Down common stock. See Note 10 for additional discussion of the terms of these warrants.

On December 21, 2007, Deep Down entered into an amendment to the Credit Agreement (the “Amendment”) to provide the funding for the cash portion of the purchase of Mako. The total commitment available under the Amendment was increased from $6.5 million to $13.0 million. Amounts borrowed were $6.0 million.  Quarterly principal payments increased to $250,000 beginning September 30, 2008.  Cash interest paid for the three and nine months ended September 30, 2008 was $0 and $821,500, respectively, and was $139,500 for the three and nine months ended September 30, 2007, respectively. Under the Credit Agreement, Deep Down was required to meet certain covenants and restrictions as well as maintain a debt service reserve account.  As of December 31, 2007, $375,000 is separately classified as “Restricted cash” on the accompanying balance sheets.

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

On June 12, 2008, Deep Down paid $12,492,912 to Prospect to pay off the balance outstanding under the Credit Agreement and related interest and early termination fees. In connection with the early payoff, Deep Down accelerated the remaining deferred financing costs totaling $661,149 and recorded this charge as interest expense. Additionally, $1,490,955 in debt discounts were accelerated and recorded as interest expense. Early termination fees of approximately $446,412 were recognized as a loss on early extinguishment of debt.  Since the warrants issued in connection with the original Credit Agreement and the Amendment dated January 4, 2008 were detachable, there was no change to these equity instruments.

In January 2008, in accordance with the terms of the purchase of Mako, Deep Down paid $916,044 of notes payable plus accrued interest of $2,664.

Exchange of Series E Redeemable Exchangeable Preferred Stock to 6% Subordinated Debenture

On March 31, 2008, 500 shares of the Series E Redeemable Exchangeable Preferred Stock (“Series E”) were exchanged into a 6% Subordinated Debenture (the “Debenture”) in an outstanding principal amount of $500,000.  The Debenture has a fixed interest rate of 6% interest per annum to be paid annually on March 31st through maturity on March 31, 2011. Upon exchange into the Debenture, Deep Down recorded $113,589 in interest expense for the accretion of the Series E up to face value. See the additional discussion of the terms of the Series E preferred stock at Note 8. Interest expense on the Debenture of approximately $7,560 and $15,040 has been recognized for the three- and nine-month periods ended September 30, 2008, respectively.

Revolving Credit Line

On November 11, 2008, Deep Down entered into a new credit agreement with Whitney National Bank, as lender, to provide Deep Down with a revolving credit line.  See Note 13 for a brief and general description of certain material terms and provisions of such credit agreement.

NOTE 8: PREFERRED STOCK

Series D Redeemable Convertible Preferred Stock Classified as Temporary Equity Instruments

During the first quarter of fiscal 2008, the outstanding 5,000 shares of Series D redeemable convertible preferred stock (“Series D”) were converted into 25,866,518 shares of common stock.  The Series D had a face value and liquidation preference of $1,000 per share, no dividend preference, and were convertible into shares of common stock determined by dividing the face amount by a conversion price of $0.1933.  The Series D had been valued at inception at $4,419,244 based on the Black-Scholes fair value of the Series D.

Exchange of Series E Redeemable Exchangeable Preferred Stock Classified as Debt Instruments to 6% Subordinated Debenture

On March 31, 2008, 500 shares of the Series E preferred stock were exchanged into a 6% Subordinated Debenture in an outstanding principal amount of $500,000.  The Series E had a face value and liquidation preference of $1,000 per share, no dividend preference, and were exchangeable at the holder’s option into a 6% debenture due three years from the date of the exchange. See additional discussion of the Subordinated Debenture in Note 7.

NOTE 9: COMMON STOCK

Private Placement

On June 5, 2008, Deep Down sold 57,142,857 shares of its common stock to accredited investors, for $40,000,000 at a per-share price of $0.70. After transaction costs, Deep Down had net proceeds of $37,059,670. Dahlman Rose & Company, LLC acted as exclusive placement agent for the equity financing.

Deep Down used $22,100,000 of the net proceeds to fund the cash portion of the Flotation purchase, and used $12,492,912 to repay outstanding debt, along with early termination fees, to Prospect on June 12, 2008. Deep Down retained the remaining net proceeds for working capital purposes.

In connection with the Private Placement, Deep Down entered into a registration rights agreement where the holder has certain demand registration rights. Deep Down filed an S-1 Registration Statement on July 21, 2008. Deep Down was obligated to have the Registration Statement declared effective by September 3, 2008 (the “Required Effective Date”), or the Company would be required to pay daily damages to the purchasers in the Private Placement for each day following the Required Effective Date, until but excluding the date the Commission declares the Registration Statement effective. Deep Down has evaluated this obligation under the registration rights agreement for liability treatment under Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies” (“SFAS 5”) and Financial Statement Staff Position (FSP) EITF 00-19(2) “Accounting for Registration Payment Arrangements” and determined that the registration rights meet the definition of a liability under the authoritative guidance and has reserved $359,640 in potential damages under terms of the Private Placement for the period September 4 to September 30, 2008.

NOTE 10: STOCK-BASED COMPENSATION AND WARRANTS

Deep Down has a stock-based compensation plan - the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”). We account for stock-based compensation expense under SFAS No. 123 (Revised 2004), “Share-based Payment,” (“SFAS No. 123(R)”). The exercise price of the options, as well as the vesting period, is established by Deep Down’s Board of Directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. Under the Plan, the total number of options permitted is 15% of issued and outstanding common shares. During the nine months ended September 30, 2008, Deep Down granted 4,200,000 options and 1,200,000 shares of restricted stock, and cancelled 875,000 options subject to forfeitures under the Plan. Based on the shares of common stock outstanding at September 30, 2008, there were approximately 16,628,000 options available for grant under the Plan as of that date.

Restricted Stock

On February 14, 2008, Deep Down issued an aggregate of 1,200,000 shares of restricted common stock to Ronald E. Smith, CEO, Robert E. Chamberlain, Chairman, and Eugene L. Butler, CFO, under terms of the Plan. The shares were valued at a price of $0.42 based on the closing price of common stock on that date. The shares vest on the second anniversary of the grant date, and Deep Down is amortizing the related stock-based compensation of $504,000 over the 2 year period. For the nine months ended September 30, 2008, Deep Down recognized a total of $157,500 in stock-based compensation related to these issued shares of restricted stock. The unamortized portion of the estimated fair value of restricted stock is $346,500 at September 30, 2008.

The following table summarizes Deep Down’s restricted stock activity for the nine months ended September 30, 2008:

	Restricted Shares	Weighted- Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	-
Grants	1,200,000	$0.42
Outstanding at September 30,2008	1,200,000	$0.42	$228,000

Stock Option Activity During 2008

During the nine months ended September 30, 2008, Deep Down granted 4,200,000 options under the Plan as detailed below (no grants were issued during the three months ended September 30, 2008).  On June 17, 2008, Deep Down effected a cashless exercise of 50,000 employee stock options for 29,339 net shares of common stock issued in accordance with terms of the Plan.

During the nine months ended September 30, 2008, Deep Down granted an aggregate of 350,000 stock options to various employees with exercise prices between $0.71 and $0.88, reflecting the respective closing price on the applicable date of grant. The fair value of such options was approximately $114,737 based on the Black-Scholes option pricing model.  Additionally, Deep Down issued 600,000 stock options to employees of Flotation in connection with that acquisition.

On February 14, 2008, Deep Down issued an aggregate of 3,000,000 stock options to Ronald E. Smith, Robert E. Chamberlain, and Eugene L. Butler, with an exercise price per share of $1.50, which was in excess of the day’s closing price of $0.42. The fair value of such options was approximately $145,764 based on the Black-Scholes option pricing model.

Additionally, on January 22, 2008, Deep Down issued 250,000 stock options to an officer with an exercise price of $0.70, the closing price of Deep Down’s common stock on that date.  These options have since been forfeited due to the officer’s departure in May 2008.

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

Summary of Stock Options

Deep Down is expensing all stock options on a straight line basis over the requisite expected service periods. The total stock-based compensation expense for stock options for the nine months ended September 30, 2008 and September 30, 2007, was $286,333 and $113,480, respectively.  The unamortized portion of the estimated fair value of outstanding stock options is $842,722 at September 30, 2008.

The following table summarizes Deep Down’s stock option activity for the nine months ended September 30, 2008:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2007	5,500,000	$0.58
Grants	4,200,000	1.35
Exercises	(50,000)	0.50
Forfeitures	(875,000)	0.74
Outstanding at September 30, 2008	8,775,000	$0.93	3.0	$463,000
Exerciseable at September 30, 2008	2,033,334	$0.60	2.7	$194,167

The following summarizes Deep Down’s outstanding options and their respective exercise prices at September 30, 2008:

Exercise Price	Shares Underlying Options
$ 0.30 - 0.49	175,000
$ 0.50 - 0.69	4,125,000
$ 0.70 - 0.99	525,000
$ 1.00 - 1.29	950,000
$ 1.30 - 1.50	3,000,000
8,775,000

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the nine months ended September 30, 2008:

Dividend yield	0%
Risk free interest rate	2.64% - 2.84%
Expected life of options	3 years
Expected volatility	53.3% - 63.3%

Summary of Warrants

In connection with the purchase of Flotation, Deep Down issued warrants to purchase 200,000 common shares at $0.70 per share to an entity affiliated with the selling shareholders in consideration for the acquisition of related technology. The warrants are exercisable at any time from June 3, 2009 through September 3, 2011 and include piggyback registration rights with respect to the underlying shares of common stock. Deep Down valued the warrants at $121,793 based on the Black-Scholes option pricing model and included this value in the purchase price allocation related to Flotation.

On August 6, 2007, as part of the Credit Agreement described above in Note 7, Deep Down issued 4,960,585 detachable warrants. Deep Down issued all of such warrants with an exercise price of $0.507, for terms of five years, with vesting occurring on the earlier of the second anniversary of the agreement or upon payment in full of the debt. On July 3, 2008, the holder of these warrants exercised all of them for a total of 2,618,129 shares of Deep Down’s common stock in a cashless exercise.

A summary of warrant transactions follows:

	Shares Underlying Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2007	5,399,397	$0.53
Grants	200,000	0.70
Exercised	(4,960,585)	0.51
Outstanding at September 30, 2008	638,812	$0.78	4.3	$-
Exerciseable at September 30, 2008	438,812	$0.82	4.3	$-

The following summarizes Deep Down’s outstanding warrants and their respective exercise prices at September 30, 2008:

Exercise Price	Shares Underlying Warrants
$ 0.70 - 0.99	520,000
$ 1.01	118,812
638,812

The fair value of each warrant grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the nine months ended September 30, 2008:

Dividend yield	0%
Risk free interest rate	2.52% - 3.18%
Expected life of options	2 - 2.5 years
Expected volatility	51.7% - 61.3%

NOTE 11: COMMITMENTS AND CONTINGENCIES

Litigation and Disputes

Deep Down is from time to time involved in other legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, there are no other pending or threatened material legal proceedings.

Registration Rights Agreement Penalties

In connection with the Private Placement in June 2008, Deep Down filed an initial Registration Statement on Schedule S-1 to register the shares issued. Terms of the Private Placement state that if the Registration Statement is not declared effective by September 3, 2008 (the “Required Effective Date”), then for each day following the Required Effective Date, until but excluding the date the Commission declares the Registration Statement effective, Deep Down shall, for each such day, pay each Purchaser with respect to any such failure, as liquidated damages, an amount equal to 0.0333% of the purchase price paid by such Purchaser for the shares purchased pursuant to the Purchase Agreement, or $13,320 per day.  Deep Down has reserved $359,640 in potential damages under terms of the Private Placement for the period September 4 to September 30, 2008, and will continue to accrue such liability until the Registration Statement for such shares is declared effective.  As of November 14, 2008, an additional $599,400 has accrued as the Registration Statement has not yet been declared effective.

Operating Leases

Deep Down leases land under an operating lease and is responsible for related maintenance, insurance and property taxes.  On May 1, 2008, Deep Down and JUMA, LLC, a related party, amended the original lease that began as of September, 2006 to provide for the additional acreage leased resulting in a $4,000 per month increase in rent.  See below for further discussion of the related party.

NOTE 12:  RELATED PARTY TRANSACTIONS

Deep Down leases all buildings, structures, fixtures and other improvements at the Channelview, Texas location from JUMA, LLC, a limited-liability company (“JUMA”) owned by Ronald E. Smith, President and CEO and a director of Deep Down and Mary L. Budrunas, a Vice President and Corporate Secretary of Deep Down. The base rate of $15,000 per month is payable to JUMA through September 1, 2011, together with all costs of maintaining, servicing, repairing and operating the premises, including insurance, utilities and property taxes.

On March 28, 2008, Deep Down redeemed 4,500 shares of Series D preferred stock owned by Ronald Smith and Mary Budrunas.  The Series D preferred shares were redeemed for 23,279,876 shares of common stock.

During the nine months ended September 30, 2008, Deep Down granted an aggregate of 1,200,000 restricted shares of common stock and an aggregate of 3,000,000 stock options to Ronald E. Smith, President and Chief Executive Officer, Robert E. Chamberlain, Jr., Chairman and Chief Acquisition Officer, and Eugene L. Butler, Chief Financial Officer. Deep Down also awarded in recognition of their completion of the acquisition of Flotation and Private Placement of common stock, a performance bonus of $300,000 in the aggregate.

NOTE 13:  SUBSEQUENT EVENTS

New Corporate Revolver

On November 11, 2008, Deep Down entered into a new Credit Agreement (the “Revolver”) with Whitney National Bank as lender. The Revolver provides a commitment to lend to Deep Down of the lesser of $2,000,000 and 80% of eligible receivables (generally defined as current due accounts receivables in which the lender has a first priority security interest).  All of the commitment under the Revolver is also available in commitments for the lender to issue letters of credit for the benefit of Deep Down.  Outstanding amounts under the Revolver will generally bear interest at rates based on the British Bankers Association LIBOR Rate for dollar deposits with a term of one month plus an applicable rate of 2.00% to 3.00% based on the leverage ratio of Deep Down.  Accrued interest under the Revolver is payable monthly.  Unused portions of the commitment generally accrue a commitment fee of 0.25% to 0.50% based on the leverage ratio of Deep Down and such fee is due and payable by Deep Down quarterly.  The Revolver has a termination date of November 11, 2010.  At November 14, 2008, Deep Down has not drawn on any amounts available under this Revolver.

Each of Deep Down’s subsidiaries has guaranteed the obligations of Deep Down under the Revolver and as such Deep Down’s obligations in connection with the Revolver are secured by a first priority lien generally on all of their non real property assets. The terms of the Revolver and the related loan documents subject Deep Down to several covenants, including requirement to:  provide security generally on all of their non real property assets, cause Deep Down’s subsidiaries to provide guarantees, provide certain financial information to the lender, give inspection rights to the lender, and apply insurance and eminent domain proceeds to repayment of amounts outstanding under the Revolver.  Furthermore, the terms of the Revolver impose restrictions on the ability of Deep Down and its subsidiaries to incur further indebtedness or liens, to make investments in other businesses, to pay dividends, to engage in mergers, acquisitions or dispositions or other lines of businesses, to enter into transactions with their affiliates, to prepay other indebtedness or to make any change in their respective fiscal year or method of accounting (other than changes as required by generally accepted accounting principles in the U.S.).

The Revolver also contains provisions in reference to a term loan with a maturity date of five years from the date on which such loan is committed, but there is no actual commitment under the Revolver for such a term loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-KSB/A (Amendment No. 4) for the fiscal year ended December 31, 2007 filed with the SEC on September 30, 2008 and our unaudited condensed consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I, Item 1.

Corporate History

In December 2006, MediQuip Holdings, Inc., a publicly traded Nevada corporation (“MediQuip”), divested Westmeria Healthcare Limited, its wholly-owned subsidiary representing substantially all of its preceding operations, and subsequently acquired Deep Down, a Delaware corporation, in a reverse merger transaction with Deep Down as the surviving entity for accounting purposes.  MediQuip was renamed Deep Down in connection with such transaction. Due to the structure of such December 2006 transactions, the discussion and disclosure in this report relates to Deep Down and its operations unless otherwise specified.

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

Segments

For the fiscal year ended December 31, 2007, we operated under one operating segment based on analysis of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The operations of Deep Down and ElectroWave were reviewed collectively by Deep Down, Inc’s management due to similarities in products and production processes. The Mako subsidiary was included in the consolidated operations of Deep Down, Inc. since its acquisition effective December 1, 2007, but constitutes less than 10% of the total revenues for the fiscal year ended December 31, 2007. Therefore, Mako did not meet the quantitative thresholds for segment reporting for the fiscal year ended December 31, 2007.

Management is currently reviewing all operations related to segment reporting under the guidelines of SFAS 131, paragraphs 25 and 26(a) and plans to begin reporting operating segment(s) by the end of the 2008 fiscal year.

Recent developments

New Corporate Revolver

On November 11, 2008, we entered into the Revolver with Whitney National Bank as lender.  The Revolver provides a commitment to lend to us of the lesser of $2,000,000 and 80% of eligible receivables (generally defined as current due accounts receivables in which the lender has a first priority security interest). All of the commitment under the Revolver is also available in commitments for the lender to issue letters of credit for the benefit of Deep Down. Outstanding amounts under the Revolver generally bear interest at rates based on the British Bankers Association LIBOR Rate for dollar deposits with a term of one month plus an applicable rate of 2.00% to 3.00% based on the leverage ratio of Deep Down.  Accrued interest under the Revolver is payable monthly.  Unused portions of the commitment generally accrue a commitment fee of 0.25% to 0.50% based on the leverage ratio of Deep Down and such fee is due and payable by Deep Down quarterly.  The Revolver has a termination date of November 11, 2010.  At November 14, 2008, Deep Down has not drawn on any amounts available under this Revolver.

Each of our subsidiaries has guaranteed the obligations of Deep Down under the Revolver and Deep Down’s and such subsidiaries’ obligations in connection with the Revolver are secured by a first priority lien generally on all of their non real property assets. The terms of the Revolver and the related loan documents subject us and our subsidiaries to several covenants, including requirement to:  provide security generally on all of their non real property assets, cause Deep Down’s subsidiaries to provide guarantees, provide certain financial information to the lender, give inspection rights to the lender, and apply insurance and eminent domain proceeds to repayment of amounts outstanding under the Revolver.  Furthermore, the terms of the Revolver impose restrictions on our ability to incur further indebtedness or liens, to make investments in other businesses, to pay dividends, to engage in mergers, acquisitions or dispositions or other lines of businesses, to enter into transactions with their affiliates, to prepay other indebtedness or to make any change in their respective fiscal year or method of accounting (other than changes as required by generally accepted accounting principles in the U.S.).

The Revolver also contains provisions in reference to a term loan with a maturity date of five years from the date on which such loan is committed, but there is no actual commitment under the Revolver for such a term loan.

Registration Rights Agreement Penalties

In connection with the Private Placement in June 2008, we filed an initial Registration Statement on Form S-1 to register the shares issued. Terms of the Private Placement state that if the Registration Statement is not declared effective by September 3, 2008 (the “Required Effective Date”), then for each day following the Required Effective Date, until but excluding the date the Commission declares the Registration Statement effective, we shall, for each such day, pay each Purchaser with respect to any such failure, as liquidated damages, an amount equal to 0.0333% of the purchase price paid by such Purchaser for the shares purchased pursuant to the Purchase Agreement, or $13,320 per day.  We have reserved $359,640 in potential damages under terms of the Private Placement for the period September 4 to September 30, 2008, and will continue to accrue such liability until the Registration Statement for such shares is declared effective.  As of November 14, 2008, an additional $599,400 has accrued as the Registration Statement has not yet been declared effective.  We cannot estimate at this time when the Registration Statement will be delared effective.

Payment of long term debt and exercise of Prospect warrants:

On June 12, 2008, we paid approximately $12.5 million to Prospect Capital Corporation to pay the balance due under our Credit Agreement and related interest and early termination fees.  Since the warrants issued in connection with the original Credit Agreement and the Amendment dated January 4, 2008 were detachable, there was no change to these equity instruments.  On July 3, 2008, Prospect exercised their outstanding 4,960,585 warrants in a cashless exercise for a total of 2,618,129 restricted shares of our common stock.

Results of operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue.  Revenue for the three months ended September 30, 2008 increased $6.8 million to $11.7 million, a 51% increase over the same three-month period in 2007. The increase in revenue included $8.5 million from the acquisitions of Mako and Flotation, while our historical service lines had an aggregated reduction in revenue of $1.7 million. The reduction in revenue over the same three-month period in 2007 was partially a result of two major engineering and product development projects which were completed prior to the third quarter of 2008, with very low margins, and as such, we chose to not make these products in 2008. The remaining reduction of revenues was a result of customers’ delaying many of their major projects due to the softening of the world oil price and the impact it had on anticipated cash flow.

Gross Profit.  Gross profit increased by $4.0 million to $5.3 million for the three months ended September 30, 2008 as compared to the same period last year.  Gross margins for the same period improved from 25.8% to 45.5%.  The inclusion of Mako and Flotation for the three months ended September 2008 increased the gross profit by $4.8 million while our historical service lines had an aggregated decrease of $0.8 million due to a reduction in revenue for this period as compared to the same period a year ago.

Selling, General and Administrative Expenses. SG&A for the three months ended September 30, 2008 was $3.7 million compared to $0.9 million for the same period last year for an increase of $2.8 million. The acquisitions of Mako and Flotation represented $1.3 million of the increase. Bad debt increased by $0.2 million due to the write off of certain accounts. Personnel and related costs increased by $0.3 million primarily due to an expansion of our businesses requiring more personnel and the related requirements to administer a public company and comply with reporting requirements. Additionally, we paid approximately $0.6 million more than the same period for the prior year in professional, accounting and legal fees to support our various initiatives during the quarter relating to the filing of a registration statement and to support the related acquisitions. Stock-based compensation related to employee stock options and restricted stock was approximately $170,160 in the current fiscal quarter compared to approximately $74,000 for the comparable prior period. Insurance costs increased by approximately $0.2 million, part of which is included in the acquisition related expenses noted above.

Depreciation and amortization. Depreciation expense for the three months ended September 30, 2008 was $0.4 million compared to $0.1 million for the same prior year period due mainly to the acquisitions in fiscal year 2008. In addition, intangible assets purchased in the Mako and Flotation acquisitions total $19.2 million in the aggregate, and the related amortization for the quarter ended September 30, 2008 was $0.3 million.

Interest Expense. Interest expense for the three months ended September 30, 2008 was $24,704 compared to $0.2 million for the same prior year period.  On June 12, 2008, we paid the balance due under the Credit Agreement, thus there were no related expenses for the current fiscal quarter. For the three months ended September 30, 2007, cash interest on the Credit Agreement totaled $139,500, and deferred financing and debt discount amortization approximated $69,000.

Net income. Net income for the three months ended September 30, 2008 was $1.6 million, compared to net income of $0.2 million for the same prior year period as discussed above.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of its assets without regard to financing methods, capital structures, taxes or historical cost basis; its liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  EBITDA for the three months ended September 30, 2008 was $2.3 million compared to $0.4 million, an increase of $1.9 million from the same prior year period.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue.  Total revenue generated in the nine months ended September 30, 2008 was $25.9 million compared to $12.1 million for the same period last year, an increase of $13.8 million or 113%. This increase in revenue was primarily attributable to strong demand for equipment from our customers in the oil and gas industry and the impact of the inclusion of our acquisitions of Mako and Flotation, which accounted for $12.8 million of the increase.

Gross Profit. Gross profit was $10.4 million for the nine months ended September 30, 2008 compared to $3.8 million for the same period in fiscal 2007, reflecting an overall improvement in gross profit margin from 31.6% to 40.2%. Gross profit margins were positively impacted by improved pricing of all product lines.

Selling, General and Administrative Expenses. SG&A for the nine months ended September 30, 2008 was $9.4 million compared to $2.7 million for the same period last year for an increase of $6.7 million. The acquisitions of Mako and Flotation represented $2.8 million of the increase. Bad debt increased by $1.0 million due to the write off of certain accounts, one of which filed for bankruptcy protection. Personnel and related costs increased by $1.5 million due to expansion of our businesses requiring more personnel and the related requirements to administer a public company and comply with reporting requirements. Additionally, we paid approximately $0.9 million more than the same period for the prior year in professional, accounting and legal fees to support our various initiatives during the nine-month period relating to the filing of a registration statement and to support the referenced acquisitions. Stock-based compensation related to employee stock options and restricted stock was approximately $0.4 million in the current fiscal year compared to approximately $0.1 million for the comparable prior year period.

Depreciation and amortization. Depreciation expense for the nine months ended September 30, 2008 was $0.9 million compared to $0.2 million for the same prior year period due mainly to the acquisitions of Mako and Flotation, though Flotation has only five months of depreciation expense since it was acquired May 1, 2008. Fixed assets acquired in the Mako and Flotation subsidiaries totaled $8.9 million. A total of $0.8 million of the depreciation expense is recorded as cost of sales related to revenue-producing assets, compared to $0.2 million for the previous comparable period. In addition, amortization of intangible assets for the nine months ended September 30, 2008 was $0.7 million.

Interest Expense. Interest expense for the nine months ended September 30, 2008 was $3.5 million compared to $1.8 million for the same prior year period.  In connection with the early payoff of the Credit Agreement in June 2008, we accelerated the remaining deferred financing costs totaling $0.7 million and recorded this charge to interest expense. Additionally, $1.5 million in debt discounts were accelerated and recorded to interest expense.  We paid cash interest related to the Credit Agreement totaling $0.8 million for the nine months ended September 30, 2008 compared to $139,500 in the prior year. For the comparable period of the prior year, $1.4 million of the total interest related to accretion on the redemption of Series G and Series E Preferred Stock.

Gain/(loss) on debt extinguishment.  In connection with the early payoff of the Credit Agreement in June 2008, early termination fees of approximately $446,412 were recognized as a loss on early extinguishment of debt. In the prior year, we executed a Securities Redemption Agreement with the former CFO of Deep Down to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2.0 million.  The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt.

Net income (loss). Net loss for the nine months ended September 30, 2008 was $3.4 million, compared to a net income of $1.0 million for the same prior year period, as discussed above.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. EBITDA for the nine months ended September 30, 2008 was $1.3 million compared to $3.3 million for the same prior year period, a decrease of $2.0 million from the same prior year period due to the items discussed above.

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

Notwithstanding the foregoing, on November 11, 2008, we entered into the Revolver with Whitney National Bank as lender, and we expect such financing to provide thereafter for a portion of our working capital needs.  At November 14, 2008, we have not drawn on any amounts available under this Revolver.

As of September 30, 2008, our cash and cash equivalents were $5.2 million.  Cash and cash equivalents were $2.2 million plus restricted cash of $0.4 million as of December 31, 2007.  We believe that we have adequate capital resources when combined with our cash position and cash flow from operations to meet current operating requirements.

On June 5, 2008, we sold 57,142,857 shares of our common stock in a private placement at a price of $0.70 per share, for a total purchase price of $40.0 million and net proceeds to us of approximately $37.1 million. We used $22.1 million of the net proceeds to fund the cash portion of the Flotation purchase, and used approximately $12.5 million to repay outstanding debt, interest and early termination fees on June 12, 2008. We retained the remaining net proceeds for working capital purposes.

On April 11, 2008, the original shareholders of Mako received the final cash installment of $1.2 million under the terms of the securities redemption and shareholder payable agreement.

Cash Flow from Operating Activities

For the nine months ended September 30, 2008, cash provided by operating activities was $1.2 million as compared to cash used in operating activities for the same prior year period of 2007 of $1.5 million. Our working capital balances vary due to delivery terms and payments on key contracts, costs and estimated earnings in excess of billings on uncompleted contracts, and outstanding receivables and payables. We used some of the operating cash flow to reduce accounts payable and accrued liabilities by $1.1 million compared to an increase of $2.1 million in fiscal 2007. Additionally, we recorded the following non-cash charges in fiscal 2008: amortization of deferred financing costs and debt discount related to the Prospect loan payoff totaling $2.6 million, share based compensation of $0.4 million, bad debt expense of $1.1 million and depreciation and amortization of $1.6 million. In fiscal 2007, we had a gain on extinguishment of debt of $2.0 million related to the redemption of preferred stock at a discount, recognition of a sales type lease receivable of $0.8 million, an increase of finished goods of $0.5 million, and amortization of deferred financing costs, debt discounts and accretion on preferred stock totalling $1.4 million.

Cash Flow from Investing Activities

For the nine months ended September 30, 2008, cash used in investing activities was $25.7 million as compared to $1.2 million for the same prior year period. The majority of the 2008 activity related to the cash paid to Flotation shareholders totaling $22.1 million offset by cash acquired, which was funded by the net proceeds of the Private Placement as discussed above. Additionally, we made the final cash payment to the original Mako shareholders in the amount of $1.2 million plus some adjustments to purchase price expenses. The restricted cash balance of $0.4 million was released in connection with the payoff of the Credit Agreement. We used $2.6 million for equipment purchases compared to the same prior year period totaling $0.6 million.

Cash Flow from Financing Activities

For the nine months ended September 30, 2008, cash provided by financing activities was $27.4 million compared to $3.4 million for the same prior year period.  During the nine months ended September 30, 2008, we completed the foregoing described Private Placement for net proceeds of $37.1 million. In June, 2008, we paid approximately $12.5 million to Prospect to pay the balance due under its Credit Agreement and related interest and early termination fees. In January 2008, in accordance with the terms of the purchase of Mako, we paid $0.9 million of notes payable plus accrued interest of $2,664, and received proceeds from Prospect totaling $2.7 million. During the third quarter of 2008, we received the balance due under the sales lease receivable, bringing the annual receipts to $0.6 million.

Capital Resources and Requirements

We generate our liquidity and capital resources primarily through operations and, when needed, through available capital markets. At September 30, 2008, long-term debt was $0.9 million, of which $48,816 was the current portion.

Critical Accounting Policies

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

Consolidation  The accompanying financial statements include the accounts of Deep Down and all of its wholly-owned subsidiaries, including Deep Down Delaware since its inception on June 29, 2006, ElectroWave since its acquisition on April 2, 2007, Mako since its acquisition on December 1, 2007 and Flotation since its acquisition on May 1, 2008.  All significant intercompany accounts and transactions have been eliminated.

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

Stock-Based Compensation  We account for stock-based compensation issued to employees and non-employees as required by SFAS No. 123(R) “Accounting for Stock Based Compensation.” Under these provisions, we record expense ratably over the requisite service period based on the fair value of the awards determined at the grant date utilizing the Black-Scholes pricing model for options and warrants.  We first granted stock options in April 2007, and thus do not have extensive history upon which to evaluate our estimates. For fiscal 2007, we estimated forfeitures to be 0%, which was an accurate amount for that fiscal year. We expect to increase our forfeiture estimate in future periods as we accumulate our history with regard to forfeitures.

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

The fair value of each stock option or warrant grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the nine months ended September 30, 2008:

Dividend yield	0%
Risk free interest rate	2.64% - 2.84%
Expected life of options	3 years
Expected volatility	53.3% - 63.3%

Revenue Recognition   We generally recognize revenue once the following four criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectability is reasonably assured.  For certain fabrication projects, revenue is recognized upon shipment or when customer-specific contract elements, (“milestone(s)”) are met.   Fabrication and sale of equipment billings are contingent upon satisfaction of a significant condition of sale milestone, including but not limited to, factory acceptance testing and customer approval, and recognized upon transfer of title to the customer.  Service revenue is recognized as the service is provided. Costs incurred to date that exceed milestone billings are adjusted during the month end profitability review and are recorded in “Costs and estimated earnings in excess of billings on uncompleted contracts” on the accompanying balance sheets.

We entered into a large fixed price contract during the nine months ended September 30, 2008.  As such, we determined that recognizing revenues for this contract was appropriate using the percentage-of-completion method under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), measured by the percentage of costs incurred to date to estimated total costs for the contract.  This method is used because management considers total cost to be the best available measure of progress on the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, equipment repairs, employee travel and supervisor time. Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts (if any) are made in the period in which such losses are determined.  Changes in job performance, job conditions, and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price.

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones. Billings in excess of costs and estimated earnings on uncompleted contracts arise when milestone billings are permissable under the contract, but the related costs have not yet been incurred.  All contract costs are recognized currently on jobs formally approved by the customer and contracts are not shown as complete until virtually all anticipated costs have been incurred and the items are shipped to the customer.

In accordance with industry practice, assets and liabilities related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus collection of amounts related to these contracts may extend beyond one year.

All intercompany revenue accounts and balances were eliminated in consolidation.

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

Our intangible assets consist of assets acquired in the purchase of the Mako and Flotation subsidiaries and comprised of customer lists, non-compete covenants with key employees and trademarks related to Mako’s ROVs and Flotation’s processes and materials, and technology.  We amortize the intangible assets over their useful lives ranging from 3 to 40 years on a straight-line basis.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE MARKET RISKS

Not applicable for smaller reporting companies.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Effective July 3, 2008, Prospect Capital Corporation, the holders of 4,960,585 warrants originally issued in connection with Deep Down’s Credit Agreement, effected a cashless exercise of all of their warrants for 2,618,129 shares of common stock of Deep Down at an exercise price of $0.507. These shares of common stock are exempt from registration requirements provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder. For a further discussion of these warrants, see Note 10 to our unaudited consolidated financial statements included in Part I, Item 1 of this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Deep Down first mailed an information statement to its stockholders on September 15, 2008 that described several amendments to our Articles of Incorporation and Bylaws previously adopted pursuant to a written consent of a majority of our stockholders in lieu of a special meeting of our stockholders on May 16, 2008.  Reference is hereby made to our Definitive Information Statement on Schedule 14C filed with the SEC on August 15, 2008 concerning a more complete statement and description concerning the amendments to the Articles of Incorporation and the Bylaws that were adopted pursuant to such stockholder written consent.  In summary, the amendments provided for:

-	the division of our board of directors into three classes approximately equal in size, with each director to serve for a three-year term,

-	the prohibition of action taken by written consent of Deep Down’s stockholders without the prior approval of Deep Down’s board of directors,

-	the prohibition on removal of directors except for cause by the affirmative vote of the holders of 75% of the outstanding shares of our capital stock entitled to vote on the election of directors, and

-
the requirement that any stockholder nominations for election as a director or proposals of new business to be delivered or mailed to Deep Down not less than 30 or more than 60 days prior to the meeting proposed for taking action on such matter,

-
the prohibition on repealing or amending provisions contained in the Articles of Incorporation and Bylaws without the affirmative vote of holders of 75% of the outstanding shares of our capital stock entitled to vote with regard to such matter.

Stockholders of Deep Down holding 70,338,251 shares of our outstanding common stock provided a written consent to approve the amendments to our Articles of Incorporation and Bylaws.  On May 16, 2008, the date of such action, Deep Down had a total of 115,846,019 shares of common stock outstanding.

ITEM 5.  OTHER INFORMATION

New Corporate Revolver

On November 11, 2008, Deep Down entered into the Revolver with Whitney National Bank as lender.  The Revolver provides a commitment to lend to Deep Down of the lesser of $2,000,000 and 80% of eligible receivables (generally defined as current due accounts receivables in which the lender has a first priority security interest).  All of the commitment under the Revolver is also available in commitments for the lender to issue letters of credit for the benefit of Deep Down.  Outstanding amounts under the Revolver generally bear interest at rates based on the British Bankers Association LIBOR Rate for dollar deposits with a term of one month plus an applicable rate of 2.00% to 3.00% based on the leverage ratio of Deep Down.  Accrued interest under the Revolver is payable monthly.  Unused portions of the commitment generally accrue a commitment fee of 0.25% to 0.50% based on the leverage ratio of Deep Down and such fee is due and payable by Deep Down quarterly.  The Revolver has a termination date of November 11, 2010.

Each of Deep Down’s subsidiaries has guaranteed the obligations of Deep Down under the Revolver and Deep Down’s and such subsidiaries’ obligations in connection with the Revolver are secured by a first priority lien generally on all of their non real property assets. The terms of the Revolver and the related loan documents subject Deep Down and its subsidiaries to several covenants, including requirement to:  provide security generally on all of their non real property assets, cause Deep Down’s subsidiaries to provide guarantees, provide certain financial information to the lender, give inspection rights to the lender, and apply insurance and eminent domain proceeds to repayment of amounts outstanding under the Revolver.  Furthermore, the terms of the Revolver impose restrictions on the ability of Deep Down and its subsidiaries to incur further indebtedness or liens, to make investments in other businesses, to pay dividends, to engage in mergers, acquisitions or dispositions or other lines of businesses, to enter into transactions with their affiliates, to prepay other indebtedness or to make any change in their respective fiscal year or method of accounting (other than changes as required by generally accepted accounting principles in the U.S.).

The Revolver also contains provisions in reference to a term loan with a maturity date of five years from the date on which such loan is committed, but there is no actual commitment under the Revolver for such a term loan.

Copies of the Revolver and the related Guaranty, and Security Agreement are set forth as exhibits to this report.

Updates to Procedures for Nominating Directors

Pursuant to the written consent of stockholders described under Item 4 above, Deep Down’s procedures by which security holders may recommend nominees to Deep Down’s board of directors were approved.  Under such amendments, in order for a stockholder of Deep Down to make any nomination for a person to be elected as a director of Deep Down at any annual meeting or special meeting, the stockholder must give notice in writing (delivered or mailed by first class United States mail, postage prepaid, to the Secretary of Deep Down) of any nomination for election as a director not less than 30 days nor more than 60 days prior to the date of an applicable meeting (or, if Deep Down gives less than 40 days’ prior notice of such a meeting, delivered or mailed within 10 days following the date Deep Down provided such notice of such meeting).  A nomination by a stockholder of a person to be elected to our board of directors must contain (i) the name, age, business address, and, if known, residence address of the nominee, (ii) the principal occupation or employment of such nominee, and (iii) the number of shares of our capital stock beneficially owned by such nominee.  Additionally, the nominating stockholder shall promptly provide any other information that Deep Down reasonably requests.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index of Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc.
10.1*	Credit Agreement, dated as of November 11, 2008, between Deep Down, Inc., as borrower, and Whitney National Bank, as lender
10.2*	Guaranty, dated as of November 11, 2008, by Electrowave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, and Deep Down, Inc. for the benefit of Whitney National Bank
10.3*
Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., Electrowave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, and Deep Down, Inc. for the benefit of Whitney National Bank

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

_________________
* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	November 14, 2008
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer	November 14, 2008
Eugene L. Butler	(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-KSB/A (Amendment No. 2) for the fiscal year ended December 31, 2007 filed on May 1, 2008).

10.1*	Credit Agreement, dated as of November 11, 2008, between Deep Down, Inc., as borrower, and Whitney National Bank, as lender
10.2*	Guaranty, dated as of November 11, 2008, by Electrowave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, and Deep Down, Inc. for the benefit of Whitney National Bank
10.3*
Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., Electrowave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, and Deep Down, Inc. for the benefit of Whitney National Bank

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down Down, Inc.

* Filed or furnished herewith