Form 10-K
period 2008-12-31
Deep Down, Inc.
filed 2009-03-16
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30351

DEEP DOWN, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2263732
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8827 W. Sam Houston Pkwy N., Suite 100, Houston, Texas	77040
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (281) 517-5000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐   No ☑

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes ☐   No ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers in response to Item 405 of Regulations S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☑         Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008, the last business day of our most recently completed second quarter, was approximately $98,131,000.

At March 13, 2009, the issuer had outstanding 177,350,630 shares of Common Stock, par value $0.001 per share.

Explanatory Note

Pursuant to subsection (3) of “Accelerated Filer and Large Accelerated Filer” as defined under Rule 12(b)-2 of the Exchange Act, Deep Down, Inc. is filing this Annual Report on Form 10-K for its fiscal year ended December 31, 2008 with a determination that we have become an “accelerated filer” after having been a “smaller reporting company” for Exchange Act reporting purposes.  However, in accordance with subsection (4) of “Smaller Reporting Company”, Deep Down, Inc. is continuing to reflect its status as a smaller reporting company in the disclosure we provide in this Annual Report (as such subsection (4) requires us to reflect the determination that we are no longer a “smaller reporting company” in the information we provide in our quarterly report on Form 10-Q for the first fiscal quarter of 2009).

Forward-Looking Information

Unless otherwise indicated, the terms “Deep Down, Inc.”, “Deep Down”, “Company,” “we,” “our” and “us” are used in this report to refer to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

In this Annual Report on Form 10-K, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto.

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART I

Item 1.          DESCRIPTION OF BUSINESS.

History

Deep Down, Inc. (OTCBB:DPDW), a publicly traded Nevada corporation, originated on December 14, 2006, through a reverse merger with Mediquip Holdings, Inc. (“Mediquip”), a publicly traded Nevada corporation.  Deep Down, Inc., the operating company, was originally a Delaware corporation founded in 1997, but had been acquired in a series of transactions on November 21, 2006, by Subsea Acquisition Corporation (“Subsea”).

On June 29, 2006, Subsea, a Texas corporation, was formed by three shareholders with the intent to acquire offshore energy service providers. On November 21, 2006, Subsea acquired all the common stock of Strategic Offshore Services Corporation (“SOS”), a Texas corporation, for 3,000 shares of Subsea’s Series F preferred stock and 1,000 shares of Series G preferred stock from two common shareholders (who were also shareholders of Subsea).  Since the entities were under common control, and SOS did not constitute a business, the Company was charged compensation expense to shareholders for the fair value of both series of preferred stock totaling $3.3 million.

Additionally, on November 21, 2006, Subsea acquired Deep Down, Inc., a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down, Inc.’s shareholders transferred ownership of all of Deep Down Inc.’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D preferred stock and 5,000 shares of Subsea’s Series E preferred stock resulting in Deep Down Inc. becoming a wholly-owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, Inc., with the surviving company operating as Deep Down, Inc. This transaction was accounted for as a purchase, with Subsea being the accounting acquirer based on a change in voting control.

On December 14, 2006, after divesting its Westmeria Healthcare Limited subsidiary, MediQuip acquired all 9,999,999 outstanding shares of Deep Down common stock and all 14,000 outstanding shares of Deep Down preferred stock in exchange for 75,000,000 shares of common stock and 14,000 shares of preferred stock of MediQuip.  The shares of preferred stock of MediQuip were issued with the same designations, rights and privileges as the Deep Down preferred stock existing immediately prior to such transaction.  As a result of the acquisition, the shareholders of Deep Down obtained ownership of a majority of the outstanding voting stock of MediQuip.  MediQuip changed its name to Deep Down, Inc. as part of the transaction, and Deep Down, Inc. continued as a Nevada corporation following consummation of the acquisition. The merger was accounted for as a reverse merger whereby Deep Down was the accounting acquirer resulting in a recapitalization of Deep Down’s equity.

On April 2, 2007, Deep Down acquired substantially all of the assets of ElectroWave USA, Inc., a Texas corporation for a total purchase price of $0.2 million. Deep Down formed a wholly-owned subsidiary, ElectroWave USA, Inc. (“ElectroWave”), a Nevada corporation, to complete the acquisition.  Located in Channelview, Texas, ElectroWave offers design, assembly, installation and commissioning of electronic monitoring and control systems for the energy, military, and commercial business markets. This was not a "significant" acquisition; therefore, no pro forma results are included for this acquisition in this Form 10-K.

Effective December 1, 2007, Deep Down acquired all of the common stock of Mako Technologies, Inc. for a total purchase price of $11.3 million including transaction fees.  Deep Down formed a wholly-owned subsidiary, Mako Technologies, LLC (“Mako”) to complete the acquisition.  Located in Morgan City, Louisiana, Mako serves the offshore petroleum and marine industries with technical support services, and equipment vital to offshore petroleum production, through rentals of its remotely operated vehicles (“ROV”), topside and subsea equipment and support systems used in diving operations, maintenance and repair operations, offshore construction and environmental and marine surveys.

On June 5, 2008, Deep Down completed the acquisition of Flotation Technologies, Inc. (“Flotation”), for a total purchase price of $23.9 million. Deep Down also purchased related technology from an entity affiliated with the selling shareholders. Deep Down effectively dated the acquisition for accounting purposes as of May 1, 2008 and consummated the closing on June 6, 2008. Flotation engineers, designs and manufactures deepwater buoyancy systems using high-strength FlotecTM syntactic foam and polyurethane elastomers from its facilities in Biddeford, Maine.

In February 2009, we formed Deep Down International Holdings, LLC, a Nevada limited liability company and wholly owned subsidiary of the Company, for the purpose of holding securities for foreign companies organized or acquired by Deep Down. Deep Down International Holdings, LLC currently has no material assets or operations.

Our current operations are the result of the acquisitions of Deep Down, ElectroWave, Mako and Flotation.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in accordance with our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting offshore deepwater exploration, development and production of oil and gas reserves and other maritime operations.

Business Overview

We provide services to the offshore energy industry to support deepwater exploration, development and production of oil and gas and other maritime operations.  We are primarily a service company and produce custom engineered products that assist us in fulfilling service objectives for specific projects on a contractual basis.  We design and manufacture a broad line of deep water equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world.  We also manufacture monitoring and control systems used by offshore energy and other maritime operations.  Our products are often initially developed in direct response to customer requests for solutions to critical problems in the field.  We also serve the growing offshore petroleum and maritime industries with technical management and support services.  Set forth below is a more detailed description of important services and products we provide.

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

We market our products and services primarily through our offices in Houston, Texas, Biddeford, Maine and Morgan City, Louisana. Our sales representatives travel worldwide to the major international energy and maritime markets.  We generally manufacture and fabricate our products at our facilities, although we also work with third parties who provide manufacturing and fabrication support through their own facilities in the Houston, Texas metroplex.

Segments

For the fiscal years ended December 31, 2008 and 2007, the operations of Deep Down’s subsidiaries have been aggregated into a single reporting segment under the provisions of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). We determined that the operating segments of Delaware, ElectroWave, Mako and Flotation (as of their respective acquisition dates) may be aggregated into a single reporting segment because aggregation is consistent with the objective and basic principles of paragraph 17 of SFAS 131. While the operating segments have different product lines, they are very similar with regards to the five criteria for aggregation. They are all service-based operations revolving around our personnel’s expertise in the deep water industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation as part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics were similar with regard to their gross margin percentages for the fiscal years ended December 31, 2008 and 2007.

Services and Products

Services.  We provide a wide variety of project engineering and management services, including the design, installation and retrieval of subsea equipment and systems, connection and termination operations, well commissioning services as well as construction support and ROV equipment rentals.  We pride ourselves on the ability to collaborate with the engineering departments of oil and gas operators, installation contractors and subsea equipment manufacturers to find the quickest, safest, and most cost-effective solutions to address all manner of issues in the subsea world.  We also provide various products in connection with the use of our installation, retrieval, storage and management services.

Offshore Project Management.  Our installation management team specializes in deepwater subsea developments. We are often contracted by our customers to assist with the preparation and evaluation of subsea development bids and requests for quotes.  Our experience comes from working with installation contractors, oil and gas operators, controls suppliers, umbilical manufacturers and other subsea equipment manufacturers, who often hire us to help ensure that a project progresses smoothly, on time and on budget.

Project Engineering.  Our engineers have experience ranging from the initial conceptual design phases through manufacturing and installation, and concluding with topside connections and commissioning.  Our experience provides us with a level of “hands on” and practical understanding that has proven to be indispensable in enabling us to offer customer solutions to the many problems encountered both subsea and topside.  Because of our wide knowledge base, our engineering team is often hired by oil and gas operators, installation contractors and subsea equipment manufacturers to provide installation management and engineering support services.  Our engineering team has been involved in most of the innovative solutions used today in deepwater subsea systems.  We specialize in offshore installation engineering and the writing of practical installation procedures.  We deal with issues involving flying leads, compliant umbilical splices, bend stiffener latchers, umbilical hardware, hold-back clamps, and the development of distribution system components.  We are heavily involved in the fabrication of installation aids to simplify offshore executions, and offer hydraulic, fiber optic, and electrical testing services and various contingency testing tools.

Installation Support and Management.  Our installation management services are centered on the utilization of standardized hardware, proven, well-tested installation techniques, and an experienced, consistent team that has proven to be safe and skilled in all aspects of the installation process.  We pride ourselves on supporting installation contractors through our installation management and engineering services, installation aids and equipment, and our offshore installation support services, including spooling operations, offshore testing, and flying lead installation support. Many installation contractors find it beneficial to utilize our services to help reduce on-board personnel since our specialized technicians can perform multiple tasks. We have designed and fabricated many different installation tools and equipment over the years.  We have been involved in the design of the following equipment to help make installations run as smoothly as possible:  steel flying leads, steel flying lead deployment systems, umbilical hardware and termination systems, umbilical bell mouths, lay chutes, rapid deployment cartridges, horizontal drive units, mud mats, flying lead installation and parking frames, umbilical termination assembly stab & hinge over systems, and numerous other pieces of offshore equipment.  Our team has vast experience with the installation of flexible and rigid risers and flowlines, umbilicals, flexible and rigid jumpers, steel tube and thermoplastic hose flying leads, pipeline end terminations (“PLETs”) and manifolds.  In addition, we provide an extensive array of installation aids, including steel flying lead installation systems, a 5-ton Caterpillar® tensioner, a 10-foot radius lay chute with work platform, many varieties of buoyancy, clump weights, VIV strakes, mud mats, dual tank skids, gang boxes, work vans, pumping and testing skids, control booths, fluid drum carriers, crimping systems, load cells,  300 and 340-ton under-rollers, a 200-ton carousel, UTA running and parking deployment frames, termination shelters, pipe straightners, ROV hooks and shackles, stackable SeaStax® tanks, baskets, and boxes, and ballgrab rental rigging.

Spooling Services.  Our experienced personnel are involved in the operation of spooling equipment on many projects, including operations for other companies to run their spooling equipment.  We have developed a very efficient (in both time and cost) system for spooling, utilizing our horizontal drive units, under-rollers, tensioners, carousels and rapid deployment cartridges.

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

Testing Services.  Umbilical manufacturers, control suppliers, installation contractors, and oil and gas operators utilize our services to perform all aspects of testing, including initial Factory Acceptance Testing (“FAT”), Extended Factory Acceptance Testing (“EFAT”) and System Integration Testing (“SIT”), relating to the connecting of the umbilical termination assemblies, the performing of installations, and the completion of the commissioning of the system thereafter.  To execute these services, we have assembled a variety of personnel and equipment to ensure that all testing operations are done in the safest and time-efficient manner, ensuring a reduced overall project cost.  We also work hard to utilize the most detailed digital testing and monitoring equipment to ensure that the most accurate data is provided to our clients.  We have been hired to perform coiled tubing flushing, cleaning, and hydro testing, umbilical filling, flushing, pressure, flow rate, and cleanliness testing, load out monitoring and testing, installation monitoring, post installation testing, system commissioning, umbilical intermediate testing, and umbilical termination assembly cleanliness, flow, and leak testing.  We believe we have one of the best filling, flushing and testing teams in the business. Deep Down employs a variety of different pumping systems to meet industry needs and offers maximum flexibility.  Our philosophy is to flush through the maximum number of lines at the highest flow rate possible to maximize efficiency.  We have assembled a comprehensive list of offshore pumping units and an assortment of chemical pumping skids.  Our equipment can be used to pump all of the standard offshore water-based chemicals as well as all offshore commissioning fluids such as Methanol and diesel.  The Company has been involved in the design, procurement, testing, installation, and operation of the testing equipment.  Deep Down’s engineers and service technicians can also assist in writing the testing procedures and sequences from simple FAT to very extensive multiple pressures and fluids testing up to full system SIT procedures.

System Integration Testing.  We have led the offshore industry move into the digital age with our use of digital transducers to provide much greater levels of accuracy compared to information gathered from conventional chart recorders. We have a wide variety of digital pressure transducers, flow meters, and temperature gauges. We have two wire data systems (4 port and one 16 port) as well as 25 individual digital pressure and temperature recorders that are often employed for installation monitoring activities. In addition to these units, the Company also has three desks set up with data systems that are capable of tracking from 4 to 15 individual sensors simultaneously. These capabilities, in combination with subsea handling equipment, experienced personnel, and a fully-equipped facility, render Deep Down ideal for managing SIT operations.

Commissioning.  We have been involved in most of the topside connections and commissioning (the removal of inert fluids used during the umbilicals’ transportation and installation) projects in the Gulf of Mexico since its formation in 1997.  Our commissioning team is often identified early in the project and participates in all aspects of planning and risk assessment for the project.  Due to the limited time associated with project commissioning, it is extremely important to perform detailed planning and engineering prior to arrival at the offshore production platform location to reduce any possible shut in or down time.  Our engineers and technicians work closely with the project managers and production platform engineers to help ensure that all aspects of the installation or retrieval project, including potential risks and dangers, are identified, planned for, and eliminated prior to arrival on the production platform.  Due to the different requirements for testing and commissioning of subsea systems, we have an assortment of pumps and equipment to deploy to ensure a safe and efficient commissioning program.  We have experience handling all types of commissioning fluids, including asphaltine dispersants, diesel, methanol, xylene, corrosion inhibitors, water-based control fluids, oil-based control fluids, 100% glycol, paraffin inhibitors, and alcohol.

Storage Management.  Our facility in Channelview covers more than 50,000 square feet of internal high quality warehousing capacity and 300,000 square feet of external storage and is strategically located in Houston's Ship Channel area.  Our warehouse is designed to provide clients with flexible and cost effective warehousing and storage management alternatives.  Our professional and experienced warehouse staff, combined with the very latest in information technology, results in a fully integrated warehousing package designed to deliver effective solutions to client needs. Among other capabilities, we are capable of providing long-term specialized contract warehousing; long and short-term storage; modern materials handling equipment; undercover loading areas; quality security systems; integrated inventory management; packing and repacking; computerized stock controls; and labeling.

Products.  We provide installation support equipment and component parts and assemblies for subsea distribution systems.  We believe the key to successful installations of hardware is to design the subsea system by considering installation issues first, working backwards to the design of the hardware itself.  This is why we have been instrumental in the development of hardware and techniques to simplify deepwater installations.  We design, manufacture, fabricate, inspect, assemble, test and market subsea equipment, surface equipment and offshore rig equipment that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world.  Our products are used during oil and gas exploration, development and production operations on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms and moored vessels such as floating production storage and offloading vessels (“FPSO”).  We have significant involvement in umbilical and steel flying lead installations in the Gulf of Mexico and throughout the world.  A few of our major product lines are highlighted below.

Flying Leads.  We have developed a method to pull individual steel tubes, hoses, or electrical cables to create a loose steel tube flying lead or short umbilical.  We can manufacture steel flying leads up to 10,000 feet in length with any J-plate desired, with or without electrical cables included.  We have built flying leads with up to 14 tubes.  Additional electrical lines and fiber optic cables can be added to produce any combination required for the transportation of various fluids, chemicals or data.  The flying leads are then fitted with our terminations and Morays® that are attached to the multiple quick connection plate, and finished off with our elastomeric bend limiters.  The non-helix wound design allows for our flying leads to be very installation friendly with minimal-bending stiffness.  A Moray® is the termination head on the flying lead and connects the tubing assembly to the junction plate.  A compliant Moray® consists of a 20-foot flexible flying lead with an electro-hydraulic Moray® that is connected to a full-sized umbilical with the installation tension being applied through an armor pot and slings extending by the compliant section.

Umbilical Hardware.  Our operational team has been involved in more umbilical installations than probably any other team in the industry.  Our blend of experiences with drilling contractors, umbilical manufacturers, subsea engineers and installation contractors has been effective in positioning us to act on behalf of oil and gas operators to ensure key hardware installation is performed in the most efficient and safe manner.  This breadth of experiences gives us a unique perspective when fabricating and designing terminations for umbilical manufacturers.  Our designs are often much lighter in weight and smaller than the typical hardware that has been created and used in the past by our competitors.  Our engineering team has designed and fabricated bending restrictors, armor pots, split barrels, tubing fittings and unions, hinging umbilical splices and topsides terminations with our unique threaded welded fittings, the compliant umbilical splice, and the bend stiffener latcher.  Our umbilical hardware has enabled our clients to use installation friendly techniques for deploying hardware on the ocean floor.

Bend Limiters.  We offer both electrometric and steel bend limiters.  Steel bend limiters are typically utilized for steel tube umbilicals and have been designed with a simple and reliable hinged attachment system which significantly decreases installation time.  Electrometric bend limiters are typically provided for small diameter umbilicals or flying leads, as well as for their compliant umbilical section, which turns a traditional umbilical into a ROV-friendly, installable flying lead.  Due to our ability to design and manufacture bend limiters in-house, delivery time is greatly reduced.

Compliant Splice.  We have created a unique method of converting spare umbilicals into actual production umbilicals by splicing spare umbilicals together to produce any length required.  This methodology is achieved through our Compliant Splice, which is a patent-pending termination system that eliminates the burdens of dealing with umbilical splices during installation.  This design is capable of housing both electrical and fiber optic Fiber Termination Assemblies while still allowing for the splice to be spooled up onto a reel or carousel. This allows oil and gas operators to save significant costs through utilization of existing capital investments in spare umbilicals, which reduces field development costs and delivery time.   An optional mud mat is used to assist in carrying the splice over the chute and functions to keep the splice out of the mud for easy inspection.

SeaStax®.  SeaStax®  embodies our concept for offshore storage and space management to help optimize available deck space on offshore installation vessels, drilling rigs and production platforms.  The key philosophy behind SeaStax® is to take common offshore items and store them in a standard-sized container to allow for the storage system to be stackable and interchangeable in subsurface conditions.  The current system utilizes newly-designed 550 gallon tote tanks, baskets, and tool boxes that are all inter-changeable and stackable.  Using common dimensions and designs allows a variety of different items to all be commonly stored and stacked, to minimize required storage area.  The stacking philosophy can be applied to other custom applications if required. In order to maximize accessibility and to reduce maintenance, a variety of options are available such as galvanizing, ladders, and drip pans.

 Installation Aids.  To help our clients and to meet our own internal needs, we have developed an extensive array of installation aids, including steel flying lead installation systems, a 5-ton Caterpillar® tensioner, a 10-foot radius lay chute with work platform, many varieties of buoyancy, clump weights, VIV strakes, mud mats, dual tank skids, gang boxes, work vans, pumping and testing skids, control booths, fluid drum carriers, crimping systems, load cells,  300 and 340-ton under-rollers, a 200-ton carousel, UTA running and parking deployment frames, termination shelters, pipe straightners, ROV hooks and shackles, stackable SeaStax® tanks, baskets, and boxes, and ballgrab rental rigging.

Services and Products from Acquisitions

Through our acquisitions of Flotation, Mako and ElectroWave, we have further increased our service and product offerings.  Several of such increased offerings are described below.

Flotation

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

The majority of Flotation’s product offerings are made with FlotecTM syntactic foam, a product composed of hollow glass microballoons, combined with epoxy resin and a catalyst. These microballoons or microspheres are very small, 20-120 microns in diameter, and provide the buoyancy to syntactic foam.  The microballoons give syntactic foam its light weight, low thermal conductivity and resistance to compressive stress that far exceeds other types of foams.  The microballoons come in different densities and strengths which are required for greater depth applications. In some applications, the liquid syntactic foam resulting from the combination of ingredients is poured into high-density polyethylene shells that form the flotation device and encase and protect the syntactic foam from damage.

Because of historic purchaser dissatisfaction with Flotation’s principal competitor, Flotation was asked by oil companies to provide buoyancy products to the oil and gas exploration and production sector.  The most significant step for Flotation to take in order to get into the oil business was to secure an ISO 9001:2000 registration for its manufacturing operation.  Receipt of those certificates allowed oil and gas clients to place their first orders with Flotation Technologies.

Flotation’s drilling riser product is marketed under the name CoreTec™. Flotation also manufactures polyurethane products, including bend restrictors, impact protection, drill riser auxiliary clamps and other custom-designed products, including some buoyancy products with macrospheres.  While the overwhelming majority of Flotation‘s revenue comes from buoyancy products for the petroleum production sector, Flotation also serves the oceanographic and military markets.

Mako

Located in Morgan City, Louisiana, Mako serves the growing offshore petroleum and marine industries with technical support services and products vital to offshore petroleum production.  Mako’s offerings are primarily, through rentals of its remotely operated vehicles ("ROV"), topside and subsea equipment, and support systems used in diving operations, maintenance and repair operations, offshore construction, and environmental/marine surveys.

Diving and Offshore Constuction Equipment Rental.  We employ a permanent staff of highly qualified technicians and mechanics to maintain and refurbish Mako's equipment in between rentals. We carry a wide array of equipment to service the diving industry, including water blasting equipment, breathing air dive compressors, hot water units with feed pumps, man rider winches, hydraulic tools and hose reels, underwater video units, sonar units, magnetic gradiometers, dive radios, lift bags, volume tanks, decompression chambers, hot water pressure washers, and saturation systems.

ROV Equipment Rental.  We provide the latest ROV tooling technology as part of Mako’s rental fleet.  Mako's ROV tooling rental fleet is constantly growing, with the addition of tools as they are requested by our customers.  We have, as part of Mako’s rental inventory, a 2,000-foot depth-rated inspection / light work class remotely-operated vehicle (ROV) complete with a control van and launch / recovery system.  We also have, as part of Mako’s inventory, a 300-meter depth-rated Seaeye Falcon and a 1,500-meter depth rated Seaeye Lynx observation class ROV.  Our services include platform inspection (Level I, II and III, jack-up and template), platform installation and abandonment, surveys (environmental, pipeline existing and as built, oceanographic, nuclear and hydroelectric), search and recovery, salvage, subsea intervention (hot stab operations, torque tool, well, pipeline commissioning, and stack landings), telecommunication cable inspections (existing and as built), research (fisheries, scientific and marine archeology), anchor handling (mooring and anchor chain monitoring), ROV consulting and project management, ROV pilots and technicians, and underwater cinematography.  We provide an extensive line of ROV tools, ROV clamps and ROV-friendly hooks and shackles that are state-of-the-art in design.

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

ElectroWave

We offer products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors.  We design, manufacture, install, and commission integrated Programmable Logic Controller (“PLC”) and Supervisory Control and Data Acquisition (“SCADA”) based instrumentation and control systems, including ballast control and monitoring, drilling instrumentation, vessel management systems, marine advisory systems, machinery plant control and monitoring systems, and closed circuit television systems.  We can take projects from conceptual/system design through installation, commissioning, and support. Our understanding of system requirements and our ability to quickly understand our customer’s needs allows us to produce quality products and services on time and on budget.

We have supplied equipment on drilling production rigs operating throughout the world, including Abu Dhabi, Angola, Australia, Azerbaijan, Brazil, Congo, Dubai, Egypt, Equatorial Guinea, India, Indonesia, Kuwait, Mexico, Nigeria, Norway, Russia, the United Kingdom, United States, Vietnam, and other areas. ElectroWave is also a supplier of integrated marine systems for ships with design, manufacture, and delivery of machinery plant control and monitoring systems and/or alarm monitoring systems for 3 Molinari Class Staten Island ferries, a United States Coast Guard ice breaker, one of the world’s largest hopper dredges, and other vessels.

Below are some of ElectroWave’s major services:

Drillers Display System.  We have two proprietary drillers display systems.  One of the proprietary systems was provided by one of our customers and is installed only on that customer’s rigs.  The other proprietary drillers display system was developed internally and is installed in rigs worldwide. Drillers display systems allow the driller to keep an eye on all the important parameters required for monitoring activity. Viewing of mud pits, trip pits, flow rates, weight on bit, hook load, and other activities are available to the driller at a glance. Logging software provides data analysis at a whole new level, bringing more efficient drilling operations and increased production from each working rig.  Our two largest customers for ElectroWave’s drillers display systems are Transocean Offshore and Diamond Offshore Drilling.

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

CCTV System.  ElectroWave has tackled some very difficult Closed-circuit Television (“CCTV”) security and monitoring requirements.  Post-911, the New York Department of Transportation (NYDOT) wanted cameras to watch every available compartment of their three new ferries. ElectroWave stepped up to the challenge and provided NYDOT one of the most sophisticated CCTV systems available on passenger transportation ferries. A system of cameras, coupled with digital video recording, allow post-event tracing and security on one of the most-used transportation devices in New York.  CCTV is more than just security, many (if not all) oil rigs have CCTV systems installed to keep an eye on the safety of those working on the rig.  Cameras watch unmanned spaces, machinery spaces, and potential hazard zones for trouble. This helps to keep the manning requirement on the rigs to a minimum while allowing for a safer working environment.  ElectroWave typically provides Pelco camera systems, but is capable of integrating existing camera systems into new CCTV installations. ElectroWave has also developed hardware and software in-house to allow the use of Pan/Tilt/Zoom (“P/T/Z”) cameras from hazardous locations where PTZ keyboards cannot be installed.

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

Our manufacturing plant is ISO 9001 and American Petroleum Institute certified.  We maintain our high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process and inspect and document equipment as it is processed through the Company's manufacturing facility.  We have the capability to manufacture various products from each of our product lines at our major manufacturing facility and believe that this localized manufacturing capability is essential in order to compete with our major competitors.  We maintain valuable relationships with several other companies that own additional fabrication facilities in and around Houston, Texas.  These other companies provide excellent subcontract manufacturing support on an as-needed basis.  Our manufacturing process includes heat treatment, machining, fabrication, inspection, assembly and testing.

We have designed, developed, and assembled our own continuous liquid syntactic foam production machine.  This machine allows Flotation to produce the large volume of foam required to make the 7-14 foot long drilling pipe flotation risers that appear to be in high demand for offshore drilling in very deep waters such as those in Brazil.  These drill pipe risers will operate effectively in water depths of up to 4,000 meters (13,000 feet).   Flotation has foam that is capable of operating in water depths of up to 7,000 meters (23,000 feet).  Flotation’s drilling riser buoyancy design is unique in the industry, and a patent application has been filed.

Customers

Demand for our deep water services, surface equipment and offshore rig equipment is substantially dependent on the condition of the oil and gas industry to invest in substantial capital expenditures as well as continual maintenance and improvements on its offshore exploration, drilling and production operations. The level of these expenditures is generally dependent upon various factors such as expected prices of oil and gas, exploration and production costs of oil and gas, the level of offshore drilling and production activity.  The prevailing view of future oil and gas prices are influenced by numerous factors affecting the supply and demand for oil and gas.  These factors include worldwide economic activity, interest rates, cost of capital, environmental regulation, tax policies, and production levels and prices set and maintained by producing nations and OPEC.  Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of domestic and international offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

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

Marketing and Sales

We market our products and services throughout the world directly through our sales personnel in our Houston, Texas, Biddeford, Maine and Morgan City, Louisiana offices. We periodically advertise in trade and technical publications of our customer base.  We also participate in industry conferences and trade shows to enhance industry awareness of our products and services.  Our customers generally order products and services after consultation with us on their project.  Orders are typically completed within two weeks to three months depending on the type of product or service.  Larger and more complex products may require four to six months to complete.  Our customers select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery and advance technology.  For large drilling and production system orders, we engage our project management team to coordinate customer needs with engineering, manufacturing and service organizations, as well as with subcontractors and vendors.  Our profitability on projects is dependent on performing accurate and cost-effective bids as well as performing efficiently in accordance with bid specifications.  Various factors can adversely affect our performance on individual projects that could potentially adversely affect the profitability of a project.

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling operations expand into deeper and more hostile environments.  Conditions encountered in these environments include well pressures of up to 15,000 psi, mixed flows of oil and gas under high pressure that may also be highly corrosive, and water depths in excess of 5,000 feet.  We are continually engaged in product development activities to generate new products and to improve existing products and services to meet our customers’ specific needs.  We also focus our activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating costs associated with its products.

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

Competition

The principal competitive factors in the petroleum drilling and production and maritime equipment markets are quality, reliability and reputation of the product, price, technology, the ability to provide quality service and timely delivery.  We face significant competition from other manufacturers of exploration, production and maritime equipment.  Several of our primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources and have a longer history in the manufacturing of these types of equipment.  We compete principally with Dynacon, FMC, Halliburton Product Pipeline Services, Kvaerner, Norson, Ocean Works, Oceaneering, VFL, and Halliburton Product Pipeline Services on our umbilical services; Dynacon, Ocean Works and Odem on our Launch and Recovery Systems; and Entech, Technip, Manatec and Pegasus on our installation management services.

Flotation’s principal competitors in the polyurethane area are Trelleborg AB, Balmoral Group, Dunlaw Engineering Ltd., ABCO Industries Limited, and Whitefield Plastics Corporation.  Flotation’s principal competitor in the syntactic foam is Trelleborg AB. CRP Group was acquired by Trelleborg AB in January 2006 and now operates worldwide as Trelleborg Offshore, with North American operations under the name Trelleborg Offshore, Inc.  Other competitors include Cumming Corp., located in Massachusetts; Matrix Composites & Engineering Ltd., located in Australia; Balmoral Group, located in Scotland; Syntech Materials, Inc., located in Virginia; and Marine Subsea Group, located in Norway.

Employees

We had 169 employees as of March 13, 2009.  Our employees are not covered by collective bargaining agreements and we consider our employee relations to be good.  Our operations depend in part on our ability to attract a skilled labor force.  While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we pay or both.

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

We are also affected by tax policies, price controls and other laws and regulations generally relating to the oil and gas industry, including those specifically directed to offshore operations.  Adoption of laws and regulations that curtail exploration and development drilling for oil and gas could adversely affect our operations by limiting demand for our services or products.

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

Patents, Trademarks and Copyrights

The Company currently holds one patent covering riser tensioner sensor assembly.  An additional five patents have been applied for and are in process.  Trademarked names of the Company include DRILSYS TM, ELECTROWAVE TM, MUDSYS TM , AQUASOX TM , MORAY TM and SEASTAX TM , QUICK-LOC®, FLOTEC®, and PROTEUS™.

We also obtained all the rights to the following inventions, including all provisional applications in connection with the acquisition of Flotation:

•	Drilling Riser Buoyancy Produced with Plastic Shell (inventors Timothy H. Cook, Fred Maguire and David Capotosto);

•	Drilling Riser Auxiliary Claim with Integral Mux Clamp (inventors Timothy H. Cook, Fred Maguire and David Capotosto);

•	Clam for Holding Distributed Buoyancy Modules (inventors David Capotosto and William Stewart); and

•	Hinged Distributed Buoyancy Module (inventors Timothy H. Cook and David Capotosto).

Item 1A.         RISK FACTORS

This item is not applicable for smaller reporting companies.

Item 1B.         UNRESOLVED STAFF COMMENTS

On August 27, 2008, Deep Down received a letter from the SEC whereby the SEC requested additional information related to issues disclosed in our Form 10-KSB for the year ended December 31, 2007, filed April 1, 2008, regarding the following topics: corporate history, segment disclosures, critical accounting policies, non-GAAP presentation of financial information, predecessor financial statements and the Mako purchase disclosures. We responded to the SEC in a comment response letter dated October 7, 2008 filed as correspondence with the SEC with the information requested on all topics.

On December 4, 2008, Deep Down received a response letter from the SEC whereby the SEC requested additional information related to our response letter dated October 7, 2008. The SEC comments in the December 4 letter requested further clarification to our responses regarding the following topics: corporate history, segment disclosures, predecessor financial statements and the Mako purchase disclosures. We responded to the SEC in a comment response letter dated January 28, 2009 filed as correspondence with the SEC with the information requested on all topics.

On February 26, 2009, Deep Down received a response letter from the SEC stating that they require that we amend the Form 10-KSB for December 31, 2007 to present supplemental audited predecessor financial statements for Deep Down, Inc. for the period January 1, 2006 through November 20, 2006, in accordance with Rule 310(a) of Regulation S-B. There were no further questions regarding the other issues in our response dated January 28, 2009. We are working to complete the predecessor financial statements along with the additional disclosure items and footnotes that would be necessary to explain the predecessor statements and to appropriately disclose the predecessor operating results for Deep Down, Inc. for the noted accounting period. We anticipate completing the noted financial statements and required audit procedures shortly after this Form 10-K is filed. We replied to the SEC with this same information on March 11, 2009.

Item 2.           DESCRIPTION OF PROPERTY

Our principal corporate offices were relocated to 8827 W. Sam Houston Parkway N., Suite 100, Houston, TX  77040 on February 21, 2009. The lease term began on that date and includes an allowance for leasehold improvements by the landlord, plus a charge for monthly common area expenses (“CAM charges”) on a pro-rata basis of the total building expenses (including insurance, security, maintenance, property taxes and utilities) beginning on the sixth month of the lease term. Monthly lease cost ranges from $12,177 to $14,391 plus CAM charges, due to a rent escalation clause over the term of the 89-month lease.

Our operating facilities for Deep Down and ElectroWave continue to be located at 15473 East Freeway, Channelview, Texas 77530.  We lease the Channelview property, which consists of approximately 8 acres of land that houses 60,000 square feet of manufacturing space and 7,000 square feet of office space.  We lease all buildings, structures, fixtures and other improvements from JUMA, LLC, a related party. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” included in this report. The base rate of $15,000 per month is payable to JUMA, LLC through August 31, 2013, together with all costs of maintaining, servicing, repairing and operating the premises, including insurance, utilities and property taxes.

Mako leases its property and buildings from Sutton Industries at a base rate of $7,300 per month.  Mako is located at 125 Mako Lane, Morgan City, LA 70380.  The 5-year lease term commenced on June 1, 2006, and includes an additional 5-year renewal option at the end of the initial term.

In connection with the purchase of Flotation, Deep Down acquired the operating facilities and administrative offices located at 20 Morin Street, Biddeford, Maine 04005 for a fair market value of $3.3 million. The facility consists of 3.61 acres of land, including a 46,925 square-foot light industrial manufacturing facility and administrative offices. Additionally, in October 2008, Flotation entered into a 60-month lease for 18,000 square feet of warehouse space within a 107,000 square foot warehouse located at 26 Morin Street, Biddeford, Maine and purchased a three-quarter acre parcel, which are both adjacent to Flotation’s operating facility.

We believe that our current space is suitable, adequate and of sufficient capacity to support our current operations.

Item 3.          LEGAL PROCEEDINGS

We are from time to time involved in legal proceedings arising in the normal course of business. As of the date of this Annual Report on Form 10-K, we are currently not involved in any pending, material legal proceedings except as noted below.

Deep Down is currently in arbitration with the former stockholders of Flotation Technologies, Inc. regarding the proper calculation of the “Cash Price Adjustment” pursuant to the Stock Purchase Agreement by and between Deep Down, Flotation Technologies, Inc. and its stockholders dated April 17, 2008.

In connection with the private placement of our common stock in June 2008 (the “Private Placement”), Deep Down entered into a registration rights agreement with the purchasers in the Private Placement (the “Registration Rights Agreement”) pursuant to which the purchasers have certain demand registration rights. Deep Down filed a Registration Statement on Form S-1 on July 21, 2008. Pursuant to the Registration Rights Agreement, Deep Down was obligated to have the Registration Statement declared effective by September 3, 2008 (the “Required Effective Date”), or the Company would be required to pay damages to the purchasers in the Private Placement for each day following the Required Effective Date, until but excluding the date the Commission declares the Registration Statement effective. Deep Down has evaluated this obligation under the Registration Rights Agreement for liability treatment under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS 5”) and Financial Statement Staff Position (FSP) EITF 00-19(2) “Accounting for Registration Payment Arrangements” and determined that the registration rights meet the definition of a liability under the authoritative guidance and has reserved $1.2 million in potential damages under the terms of the Private Placement for the 90-day period September 4 to December 4, 2008, when we obtained a legal opinion allowing the removal of the related stock’s restrictive legends.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the period covered by this Annual Report on Form 10-K.

PART II

Item 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal Year 2008:
December 31, 2008	$0.62	$0.11
September 30, 2008	$0.95	$0.44
June 30, 2008	$1.27	$0.68
March 31, 2008	$1.24	$0.35
Fiscal Year 2007:
December 31, 2007	$2.35	$0.76
September 30, 2007	$0.94	$0.51
June 30, 2007	$0.78	$0.27
March 31, 2007	$0.42	$0.16

Holders

As of March 13, 2009, there were 1,081 holders of record of our common stock and we believe there were 1,081 beneficial owners.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for working capital use.  Under the terms of our credit agreement with Whitney Bank, we are restricted from paying cash dividends on our common stock, unless no default under the credit agreement exists at the time of or would arise after giving effect to any such distribution. We intend to retain operating capital for the growth of the company operations.

Equity Compensation Plan Information

The following table sets forth the outstanding equity instruments as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in first column)
Equity compensation plans approved by securityholders	8,066,667 (1)	$0.96	17,336,000 (1)

Equity compensation plans not approved by securityholders	638,812 (2)	$0.78	N/A

TOTAL	8,705,479	$0.95	17,336,000
 ____________

(1)       Represents 8,066,667 shares of common stock that may be issued pursuant to options granted as of December 31, 2008 and approximately 17,336,000 additional available for future grant under the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”). Shares available for grant include 1,200,000 restricted shares that were granted under the Plan to executives and employees on February 14, 2008 which vest on February 14, 2010, provided such respective recipient remains employed with the Company on such date. These restricted shares are included in the shares outstanding as of December 31, 2008.  Under the Plan, the total number of shares subject to grants and awards is 15% of issued and outstanding shares of common stock.

(2)       Represents 638,812 shares of common stock underlying warrants approved by the Company’s Board of Directors, including 320,000 warrants granted to a consultant as part of our prior $6.5 million borrowing facility entered into on August 6, 2007, plus an additional 118,812 warrants granted to a consultant as part of the additional $6.0 million advanced under the amendment to that same borrowing facility effective December 31, 2007, plus an additional 200,000 warrants issued on June 5, 2008 in connection with the purchase of Flotation.  See Note 11 to our consolidated financial statements included in this report with regard to material terms of such warrants.

Recent Sales of Unregistered Securities

None

Item 6.          SELECTED FINANCIAL DATA

This item is not applicable for smaller reporting companies.

Item 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

History

Deep Down, Inc., a publicly traded Nevada corporation, originated on December 14, 2006, through a reverse merger with Mediquip, a publicly traded Nevada corporation.  Deep Down, Inc., the operating company, was originally a Delaware corporation founded in 1997, but had been acquired in a series of transactions on November 21, 2006, by Subsea.

On June 29, 2006, Subsea, a Texas corporation, was formed by three shareholders with the intent to acquire offshore energy service providers. On November 21, 2006, Subsea acquired all the common stock of SOS, a Texas corporation, for 3,000 shares of Subsea’s Series F preferred stock and 1,000 shares of Series G preferred stock from two common shareholders (who were also shareholders of Subsea).  Since the entities were under common control, and SOS did not constitute a business, the Company charged compensation expense to shareholders for the fair value of both series of preferred stock totaling $3.3 million.

Additionally, on November 21, 2006, Subsea acquired Deep Down, Inc., a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down, Inc.’s shareholders transferred ownership of all of Deep Down Inc.’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D preferred stock and 5,000 shares of Subsea’s Series E preferred stock resulting in Deep Down Inc. becoming a wholly-owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down, Inc., with the surviving company operating as Deep Down, Inc. This transaction was accounted for as a purchase, with Subsea being the acquirer based on a change in voting control.

On December 14, 2006, after divesting its Westmeria Healthcare Limited subsidiary, MediQuip acquired all 9,999,999 outstanding shares of Deep Down common stock and all 14,000 outstanding shares of Deep Down preferred stock in exchange for 75,000,000 shares of common stock and 14,000 shares of preferred stock of MediQuip.  The shares of preferred stock of MediQuip were issued with the same designations, rights and privileges as the Deep Down preferred stock existing immediately prior to such transaction.  As a result of the acquisition, the shareholders of Deep Down obtained ownership of a majority of the outstanding voting stock of MediQuip.  MediQuip changed its name to Deep Down, Inc. as part of the transaction, and Deep Down, Inc. continued as a Nevada corporation following consummation of the acquisition. The transaction was accounted for as a reverse merger, whereby Deep Down was considered to be the accounting acquirer resulting in a recapitalization of Deep Down’s equity.

On April 2, 2007, Deep Down acquired substantially all of the assets of ElectroWave USA, Inc., a Texas corporation for a total purchase price of $0.2 million. Deep Down formed a wholly-owned subsidiary, ElectroWave, a Nevada corporation, to complete the acquisition.  Located in Channelview, Texas, ElectroWave offers design, assembly, installation and commissioning of electronic monitoring and control systems for the energy, military, and commercial business markets. This was not a "significant" acquisition; therefore, no pro forma results are included for this acquisition in this Form 10-K.

Effective December 1, 2007, Deep Down acquired all of the common stock of Mako Technologies, Inc. for a total purchase price of $11.3 million including transaction fees.  Deep Down formed a wholly-owned subsidiary, Mako, to complete the acquisition.  Located in Morgan City, Louisiana, Mako serves the offshore petroleum and marine industries with technical support services, and equipment vital to offshore petroleum production, through rentals of its ROV, topside and subsea equipment and support systems used in diving operations, maintenance and repair operations, offshore construction and environmental and marine surveys.

On June 5, 2008, Deep Down completed the acquisition of Flotation, for a total purchase price of $23.9 million. Deep Down also purchased related technology from an entity affiliated with the selling shareholders. Deep Down effectively dated the acquisition for accounting purposes as of May 1, 2008 and consummated the closing on June 6, 2008. Flotation engineers, designs and manufactures deepwater buoyancy systems using high-strength FlotecTM syntactic foam and polyurethane elastomers from its facilities in Biddeford, Maine.

In February 2009, we formed Deep Down International Holdings, LLC, a Nevada limited liability company and wholly owned subsidiary of the Company, for the purpose of holding securities for foreign companies organized or acquired by Deep Down. Deep Down International Holdings, LLC currently has no material assets or operations.

Our current operations are the result of the acquisitions of Deep Down, ElectroWave, Mako and Flotation.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in accordance with our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting offshore deepwater exploration, development and production of oil and gas reserves and other maritime operations.

Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. See Note 1 “Nature of Business and Summary of Significant Accounting Policies” of our consolidated financial statements included in this report for additional details. The following discussion addresses our most critical accounting policies, which are those that require significant judgment and use of assumptions.

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

Consolidation

The accompanying audited financial statements include the results of Deep Down and all of its wholly-owned subsidiaries, including Deep Down Delaware since its inception on June 29, 2006, ElectroWave since its acquisition on April 2, 2007, Mako since its acquisition on December 1, 2007 and Flotation since its acquisition on May 1, 2008.  All significant intercompany balances and transactions have been eliminated.

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

Stock-Based Compensation

We account for stock-based compensation issued to employees and non-employees as required by SFAS No. 123(R) “Share-based Payment”. Under these provisions, we record expense ratably over the requisite service period based on the fair value of the awards determined at the grant date utilizing the Black-Scholes pricing model for options and warrants.  We first granted stock options in April 2007, and thus do not have extensive history upon which to evaluate our estimates. For the year ended 2008, we estimated forfeitures to be 0%. We expect to increase our forfeiture estimate in future periods as we accumulate our history with regard to forfeitures.

Key assumptions used in the Black-Scholes model for both stock options and warrant valuations include (1) expected volatility (2) expected term (3) discount rate and (4) expected dividend yield. Since we do not have a sufficient trading history to determine the volatility of our own stock, we based our estimates of volatility on a representative peer group consisting of companies in the same industry, with similar market capitalizations and similar stage of development. Additionally, Deep Down continues to use the simplified method related to employee option grants as allowed by Staff Accounting Bulletin ("SAB") 110, Share-Based Payment.

The fair value of each stock option or warrant grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the year ended December 31, 2008:

Dividend yield	0%
Risk free interest rate	2.52% - 2.84%
Expected life of options	2-3 years
Expected volatility	51.7% - 61.3%

Revenue Recognition

We generally recognize revenue once the following four criterion are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectability is reasonably assured.  For certain fabrication projects, revenue is recognized upon shipment or when customer-specific contract elements (“milestone(s)”) are met.   Fabrication and sale of equipment billings are contingent upon satisfaction of a significant condition of sale milestone, including but not limited to, factory acceptance testing and customer approval, and recognized upon transfer of title to the customer.  Service revenue is recognized as the service is provided.

From time to time, we enter into large fixed price contracts which we determine that recognizing revenues for these types of contracts is appropriate using the percentage-of-completion method under Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), which compares the percentage of costs incurred to date to the estimated total costs for the contract.  This method is preferred because management considers total costs the best available measure of progress.

Total costs include all direct material and labor costs plus all indirect costs related to contract performance, such as supplies, equipment repairs, employee travel and supervisor time. Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts (if any) are made in the period in which such losses are determined.  Changes in job performance, job conditions, and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price.

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones. Billings in excess of costs and estimated earnings on uncompleted contracts arise when milestone billings are permissible under the contract, but the related costs have not yet been incurred. All contract costs are recognized currently on jobs formally approved by the customer and contracts are not shown as complete until virtually all anticipated costs have been incurred and the items are shipped to the customer.

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

All intercompany revenue balances and transactions were eliminated in consolidation.

Goodwill and Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), prescribes the process for impairment testing of goodwill on an annual basis or more often if a triggering event occurs. Goodwill is not amortized, and there were no indicators of impairment at December 31, 2008.

We evaluated the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition. When evaluating whether goodwill is impaired, we compare the fair value of the business to its carrying amount, including goodwill. The fair value of the reporting unit is estimated using the income or discounted cash flows method. If the carrying amount of the business exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit’s goodwill to its carrying amount.

Our intangible assets consist of assets acquired in the purchases of the Mako and Flotation subsidiaries and is comprised of customer lists, non-compete covenants with key employees and trademarks related to Mako’s ROVs and to Flotation’s processes, materials and technology.  We amortize the intangible assets over their useful lives ranging from three to forty years on a straight-line basis.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We have determined that there was no FIN 48 tax liability at December 31, 2008.

Executive Overview

2008 has been a very difficult year economically and on Wall Street, however it has been a very good year for Deep Down in continuing our dramatic growth operationally. We are continuing to mature and develop into an elite deepwater offshore energy service provider. We acquired Flotation in May 2008, which significantly expanded our operations in the buoyancy products and services area. We announced a major contract of $11.0 million for our riser buoyancy products and services which will be used in a deepwater project off the coast of Brazil. We also expanded our fleet of ROVs in Louisiana by five ROVs during the year.

In June 2008, we completed a Private Placement sale of stock which allowed us to acquire Flotation, as well as retire the very expensive Prospect Capital Corporation (“Prospect”) debt of over $12.0 million. The sale of this stock required the Company to file a registration statement with the Securities and Exchange Commission in order to register the shares. The registration statement has taken much longer and is significantly more costly than expected, however, the acquisition of Flotation has allowed us to become an essential service company to the offshore deepwater energy industry, which is the best market place, and we are expanding rapidly with new technology during a major down turn in the industry.

Deep Down’s balance sheet is very strong with healthy liquidity ratios. During the year, we incurred a significant number of one-time cash expenses along with a significant number of non-cash expenses. Deep Down expensed over $2.9 million in amortization of debt discounts and deferred financing costs and costs related to the extinguishment of the $12.0 million Prospect debt. Our bad debt expense increased by $1.4 million as a result of substantially increasing our reserves as well as expensing a receivable for a large customer in Louisiana that filed for bankruptcy during the year. Our general and administrative expenses are up by almost $1.2 million for professional fees in connection with the acquisition of Flotation and the registration statement. General and administrative expense is also increased by $1.2 million in accrual of penalty fees associated with not having the registration statement declared effective by the SEC. These one-time expenses total over $6.7 million. We look forward to 2009 when most of these expenses will not be a part of our operations.

Recent developments

On March 5, 2009, the Company’s wholly owned subsidiary, Flotation, obtained loan proceeds in the principal amount of approximately $1.8 million pursuant to a loan agreement Flotation and the Company entered into with TD Bank, N.A. (“TD Bank”) as of February 13, 2009.  This loan agreement provides a further commitment to Flotation for advancement of principal in the amount of $0.3 million.  Loans under the loan agreement are generally secured by Flotation’s operational premises in Biddeford, Maine under a mortgage and security agreement and a collateral assignment of leases and rents.  In connection with the loan agreement, TD Bank required that the Company enter into a debt subordination agreement that subordinated any debt Flotation owes to the Company other than accounts payable between them arising in the ordinary course of business.  Furthermore, as part of the loan agreement, TD Bank required a “negative pledge” that prohibits Flotation and the Company from granting security interests in Flotation’s personal property, other than such security interests granted in respect of the Company’s primary facility for borrowed money (as currently held with Whitney National Bank (“Whitney Bank”)).  The Company is obligated to repay proceeds funded on March 5, 2009 based on a schedule of monthly installments of approximately $13,000, with an initial payment on March 13, 2009 and a final payment of all remaining outstanding and unpaid principal and accrued interest in February 2016. However, upon advancement of additional principal amounts available under the loan agreement, TD Bank will recalculate the monthly installments to an amount that will fully amortize the then outstanding principal balance over a 20-year amortization schedule.

In connection with such loan for Flotation, the Company entered into a second amendment of its existing credit facility with Whitney Bank to permit such loan and the security and other arrangements relating to Flotation’s loan agreement.  The terms of the second amendment also included a guarantor’s consent and agreement, to be signed by each of the Company’s subsidiaries as guarantors of the obligations of the Company under such existing credit facility, that Whitney required as a condition to the effectiveness of the second amendment.  Additionally, Whitney Bank required that Deep Down International Holdings, LLC, a Nevada limited liability company and wholly owned subsidiary of the Company formed in February 2009, enter into joinder agreements for the guaranty and security agreement arrangements generally required of the Company’s subsidiaries under the existing credit facility.  Deep Down International Holdings, LLC currently has no material assets or operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in our forward-looking statements.

Results of Operations

Revenues

	2008	2007	Change	%
Revenues	$35,769,705	$19,389,730	$16,379,975	84.5%

Revenues increased by approximately $16.4 million, or 84.5% to $35.8 million for the year ended December 31, 2008 from approximately $19.4 million for the previous year. This increase in revenue was primarily attributable to strong demand for our services and equipment from our customers in the oil and gas industry and the impact of the inclusion of our acquisitions of Mako and Flotation, which accounted for $17.3 million of the increase. The remainder of the change in revenue is due to not repeating some large construction projects that we billed in fiscal 2007, since they had low gross margins and did not meet our criteria for continuing orders.

Cost of sales

	2008	2007	Change	%
Cost of sales	$21,686,033	$13,306,086	$8,379,947	63.0%
Gross Margin	$14,083,672	$6,083,644	$8,000,028	131.5%
Gross Margin %	39%	31%	49%

Gross profit was $14.1 million for the year ended December 31, 2008 compared to $6.1 million for the previous year, reflecting an overall improvement in gross profit margin from 31% to 39%. Gross margins were positively impacted by the inclusion of our acquisitions of Flotation and Mako, which had slightly better margins than the rest of the Company operations.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) included rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  SG&A for the year ended December 31, 2008 was $14.3 million compared to $4.3 million for the same period last year for an increase of $10.0 million. The acquisitions of Mako and Flotation represented $3.8 million of the increase. Bad debt increased by $1.4 million due to the write off of certain accounts, one of which filed for bankruptcy protection. Personnel and related costs (not included in the Mako and Flotation amount) increased by $2.3 million due to expansion of our businesses requiring more personnel and the related requirements to administer a public company and comply with reporting requirements. Additionally, we paid approximately $2.0 million more than the prior year in professional, accounting and legal fees to support our various initiatives during fiscal 2008 relating to the filing of a registration statement and to support the referenced acquisitions. Stock-based compensation related to employee stock options and restricted stock was approximately $0.6 million in the current fiscal year compared to approximately $0.2 million for the comparable prior year period.

Depreciation and amortization expense

	2008	2007	Change	%
Depreciation	$1,314,138	$398,611	$915,527	229.7%
Amortization	1,048,968	28,353	1,020,615	3599.7%
Depreciation and amortization	$2,363,106	$426,964	$1,936,142	453.5%

Depreciation and amortization expense for the year ended December 31, 2008 was $2.4 million compared to $0.4 million for the year ended 2007 due mainly to the acquisitions of Mako and Flotation, though Flotation has only eight months of depreciation expense since it was acquired May 1, 2008. Fixed assets acquired in the Mako and Flotation subsidiaries totaled $7.9 million. A total of $1.1 million of the depreciation expense is recorded as cost of sales related to revenue-producing assets, compared to $0.3 million for the previous year. In addition, amortization of intangible assets for the year ended December 31, 2008 was $1.0 million compared to approximately $28,000 for the year ended 2007. For the year ended December 31, 2008 we recorded eight months of amortization for Flotation intangible assets plus a full year of Mako intangible assets, whereas only one month of Mako amortization was included for 2007.

We depreciate our assets using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated between 10 and 36 years, and leasehold improvements are amortized over the shorter of the assets' useful lives or lease terms. We depreciate equipment from two to seven years, computers and electronics from two to four years, and furniture and fixtures from two to seven years.  Deep Down’s intangible assets consist of $19.2 million in specifically identified intangible assets acquired in the purchase of the Flotation and Mako subsidiaries, including customer relationships, non-compete covenants, trademarks and various technology rights. We are amortizing the intangible assets over their estimated useful lives on the straight-line basis between three and forty years.

Interest expense

Interest expense for the year ended December 31, 2008 was $3.5 million compared to $2.4 million for the prior year.  In connection with the early payoff of our credit agreement with Prospect in June 2008, we accelerated the remaining deferred financing costs totaling $0.7 million and recorded this charge to interest expense. Additionally, $1.5 million in debt discounts were accelerated and recorded as interest expense. We paid cash interest related to such credit agreement totaling $0.9 million for the year ended December 31, 2008 compared to $0.5 million in the prior year. During the year ended December 31, 2008, we recognized $0.1 million of interest related to accretion on the redemption of Series E Preferred Stock. For the prior year, $1.6 million of the total interest related to accretion on the redemption of Series G and Series E Preferred Stock.

Gain/(loss) on debt extinguishment

In connection with the early payoff of our credit agreement with Prospect in June 2008, early termination fees of approximately $0.4 million were recognized as a loss on early extinguishment of debt. During the year ended December, 31, 2007, we executed a Securities Redemption Agreement with our former chief financial officer to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2.0 million.  The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt of $2.0 million.

Net Income (loss)

Net loss was $4.3 million for the year ended December 31, 2008 as compared to net income of approximately $1.0 million for the prior year. This is due primarily to the costs incurred with private placement of stock and the related registration statement penalty costs of $1.2 million, the costs associated with the acquisition of Flotation, and a $1.4 million increase to bad debt expense to increase reserves and write off a large receivable from a customer in Louisiana that filed for bankruptcy.

EBITDA

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

EBITDA decreased by approximately $3.7 million to $0.4 million for the year ended December 31, 2008 from approximately $4.1 million for the previous year. This decrease includes one-time charges of $1.4 million for increased bad debt expense, and in connection with the acquisition of Flotation and the registration statement, approximately $1.2 million in professional fees plus $1.2 million in accrued penalties associated with the delay in the approval of the registration statement.

The following is a reconciliation of net income (loss) to EBITDA for the years ended December 31, 2008 and 2007:

	2008	2007	Change	%
Net income (loss)	$(4,322,893)	$952,509	$(5,275,402)	-553.8%
Add back interest expense	3,511,177	2,430,149	1,081,028	44.5%
Deduct interest income	(110,504)	(92,664)	(17,840)	19.3%
Add back depreciation and amortization	2,363,106	426,964	1,936,142	453.5%
Add back tax expense (benefit)	(1,042,372)	369,673	(1,412,045)	-382.0%
EBITDA	$398,514	$4,086,631	$(3,688,117)	(90.2)%

Capital Resources and Liquidity

We believe that the liquidity we derived from the Private Placement and cash flows attributable to our operations is sufficient to fund our capital expenditures, debt maturities and other business needs. We generated our liquidity and capital resources primarily through operations and available capital markets. At December 31, 2008, long-term debt was $2.1 million, of which $0.4 million was current.

Notwithstanding the foregoing, on November 11, 2008, we entered into a $2.0 million revolving credit agreement (the “Revolver”) with Whitney Bank as lender.  On December 18, 2008, we amended the Revolver and added an additional $1.2 million to the credit agreement as a term loan.  We expect that such financing will sufficiently support our working capital needs. At December 31, 2008, we have not drawn any amounts available under the Revolver. The $1.2 million term loan was used to pay 75% of the new Super Mohawk 21 ROV which was delivered in January 2009. See Note 7 to the consolidated financial statements included in this report.

Our credit agreement with Whitney Bank provides for letters of credit, which we executed an irrevocable transferrable standby letter of credit with a customer for $1.1 million on February 10, 2009. The letter of credit was executed as a guarantee of performance by Deep Down and its subsidiaries on a long-term contract, allows partial and multiple drawings, and expires August 31, 2009 with an automatic one-year extension period unless cancelled 90 days in advance of the expiration date.

On March 5, 2009, Flotation, obtained loan proceeds in the principal amount of approximately $1.8 million pursuant to a loan agreement Flotation and the Company entered into with TD Bank as of February 13, 2009. This loan agreement provides a further commitment to Flotation for advancement of principal in the amount of $0.3 million. In connection with the loan agreement, TD Bank required that the Company enter into a debt subordination agreement that subordinated any debt Flotation owes to the Company other than accounts payable between them arising in the ordinary course of business.  Furthermore, as part of the loan agreement TD Bank required a “negative pledge” that prohibits Flotation and the Company from granting security interests in Flotation’s personal property, other than such security interests granted in respect of the Company’s primary facility for borrowed money (as currently held with Whitney Bank).  See Note 15 to the consolidated financial statements included in this report for further information on this loan agreement.

In connection with such loan for Flotation, the Company entered into a second amendment of its existing credit facility with Whitney Bank.  The terms of the second amendment included a guarantor’s consent and agreement, to be signed by each of the Company’s subsidiaries as guarantors of the obligations of the Company under such existing credit facility, that Whitney Bank required as a condition to the effectiveness of the second amendment. Additionally, Whitney Bank required that Deep Down International Holdings, LLC enter into joinder agreements for the guaranty and security agreement arrangements generally required of the Company’s subsidiaries under the existing credit facility.

As of December 31, 2008, our cash and cash equivalents were $2.6 million, which includes restricted cash of $0.1 million.  Cash and cash equivalents were $2.6 million including restricted cash of $0.4 million as of December 31, 2007.  Management believes that we have adequate capital resources when combined with our cash position and cash flow from operations to meet current operating requirements for the 12 months ending December 31, 2009.

On June 5, 2008, we sold 57,142,857 shares of Deep Down’s common stock in the Private Placement at a price of $0.70 per share, for a total purchase price of $40.0 million and net proceeds to us of approximately $37.1 million. We used $22.1 million of the net proceeds to fund the cash portion of the Flotation purchase, and used approximately $12.5 million to repay outstanding debt, interest and early termination fees on June 12, 2008. We retained the balance from the Private Placement to be used for working capital purposes. In connection with the Registration Rights Agreement associated with the Private Placement and under guidance of SFAS 5, we have reserved $1.2 million in potential damages for the 90-day period September 4 to December 4, 2008. See Item 3. Legal Proceedings included in this report with regard to the Registration Rights Agreement.

On January 4, 2008, in accordance with the terms of the purchase of Mako, the original shareholders of Mako received the first cash installment of $2.9 million, and on April 11, 2008 they received the final cash installment of $1.2 million pursuant to the securities redemption and shareholder payable agreement.

Cash Flow from Operating Activities

For the year ended December 31, 2008, cash used in operating activities was $0.2 million as compared to $3.0 million for the prior year. Our working capital balances vary due to delivery terms and payments on key contracts, costs and estimated earnings in excess of billings on uncompleted contracts, and outstanding receivables and payables. We used some of the operating cash flow to reduce accounts payable and accrued liabilities by $0.3 million compared to an increase of $1.0 million in 2007. Billings in excess of costs on uncompleted contracts increased by $2.1 million for 2008 mostly related to a large job that will be completed during 2009. Additionally, we recorded the following non-cash charges during 2008: amortization of deferred financing costs and debt discount related to the extinguishment of long-term debt totaling $2.6 million, share-based compensation of $0.6 million, bad debt expense of $1.5 million and depreciation and amortization of $2.4 million. In fiscal 2007, we had a gain on extinguishment of debt of $2.0 million related to the redemption of preferred stock at a discount, recognition of a sales type lease receivable of $0.9 million, an increase of finished goods of $0.5 million, depreciation and amortization of $0.4 million and amortization of deferred financing costs, debt discounts and accretion on preferred stock totaling $1.8 million.

Cash Flow from Investing Activities

For the year ended December 31, 2008, cash used in investing activities was $31.0 million as compared to $1.4 million for the prior year. The majority of the 2008 activity related to the cash paid to Flotation shareholders totaling $22.1 million offset by cash acquired of $0.2 million, which was funded by the net proceeds of the Private Placement as discussed above. Additionally, in accordance with the terms of the purchase of Mako, we made the cash payments to the original Mako shareholders in the amount of $4.2 million plus some adjustments to purchase price expenses. The restricted cash balance of $0.37 million as of December 31, 2007 was released in connection with the payoff of the Credit Agreement, offset by the increase in restricted cash of $0.1 million required under a letter of credit entered into during fiscal year 2008. We used $4.8 million for equipment purchases for the year ended December 31, 2008 as compared to $0.8 million for the prior year period.

Cash Flow from Financing Activities

For the year ended December 31, 2008, cash provided by financing activities was $31.5 million compared to $6.6 million for the prior year period.  During the year ended December 31, 2008, we completed the foregoing described Private Placement for net proceeds of $37.1 million. In June 2008, we paid approximately $12.5 million to Prospect to pay the balance due under its Credit Agreement and related interest and early termination fees. In January 2008, in accordance with the terms of the purchase of Mako, we paid $0.9 million of notes payable plus accrued interest of $2,664, and received proceeds from Prospect totaling $5.6 million. During the third quarter of 2008, we received the balance due under the sales lease receivable, bringing the annual receipts to $0.6 million.

For the year ended December 31, 2007, net cash provided from financing activities was $6.6 million.  This was primarily due to long-term debt issuances totaling $6.2 million, which was offset by payments on long term debt of $2.8 million. Additionally, we received proceeds from the issuance of common stock net of expenses of $4.0 million.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what effects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007.  Deep Down adopted SFAS 157 for financial assets and liabilities in 2008 with no material impact to the consolidated financial statements but with additional required consolidated financial statement footnote disclosures. We do not anticipate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS No. 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  We will apply the requirements of SFAS No. 141(R) to all business combinations after January 1, 2009; SFAS No. 160 will have no impact on our consolidated financial statements as we have no minority interests.

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. Deep Down did not have stock options outstanding until 2007, and thus does not have adequate historical data to determine expected option lives. Therefore, we will continue to use the simplified method as allowed under the provision of SAB 110.

In June 2008, EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” was issued. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency or where instruments’ exercise prices is reset under certain future events. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We are currently evaluating the impact that EITF 07-5 will have on our consolidated financial position or result of operations.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable for smaller reporting companies.

Item 8.             FINANCIAL STATEMENTS

The financial statements and schedules are included herewith commencing on page F-1.

Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This determination was in response to the SEC comment letter received February 26, 2009, in which the SEC stated that they require that we present the audited predecessor financial statements for Deep Down, Inc. for the period January 1, 2006 through November 20, 2006, in accordance with Rule 310(a) of Regulation S-B. Management will remediate this as soon as practicable by supplementing the amounts reported in Form 10-KSB for December 31, 2007 with the predecessor audited financial information for Deep Down from January 1, 2006 to November 20, 2006. See Item 1B. Unresolved Staff Comments, included in this report on Form 10-K for further information on the SEC response.

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2008, we did not maintain effective controls over the control environment.  Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  We did not maintain the following controls: sufficient policies and procedures over the administration of an accounting and fraud risk policy, sufficient documentation on the review and follow-up on the remediation of deficiencies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
Management has determined that we did not maintain effective controls over the accuracy of revenue recognition. Specifically, there was not sufficient review, supervision, and monitoring in regards to projects accounted for under the percentage-of-completion method.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting.

In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures subsequent to December 31, 2008 as part of our remediation efforts in addressing the material weaknesses above:

•
Management is in the process of implementing a new system-wide accounting and management software program to address the revenue recognition and gross margin analysis of projects accounted for under the percentage-of-completion method.

•	Management has prepared an Employee Handbook and Code of Conduct and plans to circulate these documents throughout the organization and obtain signed acknowledgements from employees.

•	Management plans to document its accounting policies and procedures to increase consistency among divisions.

•	Management has increased documentation around certain authorization and review controls.

This annual report includes an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.                 OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of all of our directors and executive officers.

Name	Age	Position Held With The Company
Robert E. Chamberlain, Jr.	50	Chairman of the Board, Chief Acquisitions Officer and Director
Ronald E. Smith*	50	President, Chief Executive Officer and Director
Eugene L. Butler	67	Chief Financial Officer and Director
Mary L. Budrunas*	57	Vice-President, Corporate Secretary and Director
Bradley M. Parro	51	Vice-President
_________________________

*  Ronald E. Smith and Mary L. Budrunas are married to each other.

Robert E. Chamberlain, Jr., Chairman of the Board, Chief Acquisitions Officer, and Director. Mr. Chamberlain has served as Chairman and Director of the Company since December 2006.  Mr. Chamberlain has a B.S. in Chemical Engineering and a B.S. in Biomedical Engineering from Northwestern University's Technological Institute and an MBA from Northwestern University's Kellogg Graduate School of Management. Mr. Chamberlain served as Vice President with Solomon Brothers Inc. (1986 to 1992), where his responsibilities included mergers, acquisitions, leveraged buyouts, merchant banking, divestitures, corporate finance, capital raises, restructurings and new product development in both the private and public markets. From 1992 through 1995, Mr. Chamberlain served as Vice President for Laidlaw Securities and Dickinson & Co. where he was responsible for generating public and private equity transactions. Since 1995, Mr. Chamberlain has assisted small emerging growth companies gain access to the capital markets and develop well articulated strategic objectives through consulting companies he controlled. Previously, Mr. Chamberlain served as Chairman, CEO, CFO and Director of a publicly-traded energy company involved in the development of oil and gas opportunities, primarily in the Barnett Shale of Texas.

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

Eugene L. Butler, Chief Financial Officer and Director.   Mr. Butler has served as Chief Financial Officer and Director with Deep Down since June 2007. Mr. Butler was Managing Director of CapSources, Inc., an investment banking firm specializing in mergers, acquisitions and restructurings, from 2002 until 2007. Prior to this, he has served in various capacities as a director, president, chief executive officer, chief financial officer and chief operating officer for Weatherford International, Inc., a $2 billion multinational service and equipment corporation serving the worldwide energy market, from 1974 to 1991.  He was elected to Weatherford’s Board of Directors in May of 1978, elected president and chief operating officer in 1979, and president and chief executive officer in 1984.  He successfully developed and implemented a turnaround strategy eliminating debt and returning the company to profitability during a severe energy recession.  Mr. Butler also expanded operations into international markets allowing Weatherford to become a major worldwide force with its offshore petroleum products and services.  Mr. Butler graduated from Texas A&M University in 1963, and served as an officer in the U.S. Navy until 1969 when he joined Arthur Andersen & Co.  Mr. Butler is distinguished by numerous medals and decorations, including the Bronze Star with combat “V” and the Presidential Unit Citation for his service with the river patrol force in Vietnam.

 Mary L. Budrunas, Vice-President,  Corporate Secretary and Director.  Ms. Budrunas, co-founder of Deep Down, Inc. along with current chief executive officer Ronald E. Smith, has served as Vice-President and Director of the Company since December 2006.  Ms. Budrunas is responsible for the Company’s administrative functions, including human resources and accounting.  Ms. Budrunas has more than 30 years of logistical management experience in manufacturing, fabrication, and industrial sourcing in the oil and gas industry. Prior to Ms. Budrunas co-founding Deep Down in 1997, she managed the purchasing efforts of many projects over a 10-year period for Mustang Engineering, and previously directed procurement for a large petroleum drilling and production facility project in Ulsan, Korea.

Bradley M. Parro, Vice President.  Mr. Parro has served as Vice President since May 2008.  Prior to this, he was the Managing Director for Continental Shelf Associates where he was responsible for business development for that company’s Houston, Texas office.  From 1998 through 2004, he served in various executive capacities, including chief financial officer, chief operating officer and chief executive officer of PetroCom, LLC, a $30 million wireless communications company serving the offshore oil and gas industry.  He also held the position of chief financial officer for oilfield service providers Ceanic Corporation and Perry Tritech, Inc.  His experience includes mergers and acquisitions, corporate restructuring, equity and sub-debt placement, strategic planning and execution and executive financial and operational management. Mr. Parro has a Bachelor of Science degree in finance from the University of Illinois at Champaign-Urbana and a Master of Business Administration degree from Loyola University of Chicago.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies. Our Board of Directors has determined that no director qualifies as an independent audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-K.

Changes to the Procedures for Stockholder’s Nomination of Directors

By action approved by the Company’s stockholders during fiscal year 2008 and under provisions of amendments to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008, the Company established the following rules for stockholder nominations for directors to serve on the Company’s Board of Directors:

•
In order to make a nomination, a stockholder must give notice of such nomination to the Secretary of the Company in writing, delivered or mailed by first class United States mail, postage prepaid, not less than 30 days or more than 60 days prior to the meeting at which directors are to be elected; provided, however, that if the Company gives less than 40-days’ notice of such meeting of stockholders, such written notice shall be delivered or mailed to the Secretary of the Company no later than the close of the tenth day following the day on which notice of the meeting was mailed to the stockholders.

•
Each notice given by a stockholder with respect to any nomination of directors shall set forth (1) the name, age, business address and, if known, residence address of each nominee proposed in the notice, (2) the principal occupation or employment of each such nominee, and (3) the number of shares of stock of the Company which are beneficially owned by each such nominee.

•	The stockholder making any such nomination shall promptly provide any other information reasonably requested by the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements were not met during fiscal year 2008.  There were two Form 4 filings due on April 1, 2008, required by Mary Budrunas and Ron Smith for conversions of Series D Preferred Stock into common stock on March 28, 2008, representing 16,627,005 and 6,652,871 shares of common stock, respectively. These Form 4 filings have not been completed. Additionally, there were two Form 3 filings that were filed late during the year ended December 31, 2008. The first was required by Bradley M. Parro, to report the issuance of 350,000 stock options granted on May 1, 2008.  The second was required by Jacob Marcell, to report the issuance of 7,032,781 shares of common stock granted on January 22, 2008. A total of three Form 4 filings were filed late for the reporting of issuance of 1,000,000 stock options and 350,000 shares of restricted common stock to each of Ron Smith, Robert Chamberlain and Eugene Butler. These Form 4 filings were due on February 19, 2008 and filed on February 28, 2008.
Item 11.          EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation earned in the years ended December 31, 2008 and 2007 by our Chief Executive Officer and our two highest compensated executive officers other than our CEO (collectively, our “Named Executive Officers” or “NEOs”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total

Ronald E. Smith	2008	$250,000	$175,000	$64,313	$14,172	$12,000	$515,485
President, Chief Executive Officer and Director	2007	$250,000	$19,231	$-	$-	$-	$269,231
Robert E. Chamberlain, Jr.	2008	$225,000	$175,000	$64,313	$14,172	$32,440	$510,925
Chairman of the Board, Chief Acquisitions Officer and Director	2007	$180,000	$-	$-	$-	$20,265	$200,265
Eugene L. Butler	2008	$225,000	$175,000	$64,313	$220,272	$28,204	$712,789
Chief Financial Officer and Director	2007	$105,000	$-	$-	$120,225	$14,568	$239,793

(1)           “Stock Awards” and “Option Awards” are quantified in the table according to the amount included in 2008 and 2007 share-based compensation expense for the equity awards granted to each NEO through the end of 2008 as determined in accordance with SFAS 123(R). No stock awards or option awards granted to NEOs were forfeited during 2008 and 2007. For a discussion of the assumptions and methodologies used to value the stock and option awards reported in the table above, see Note 10 “Stock-Based Compensation” to our consolidated financial statements included in this report. All options are for the purchase of our common stock. Stock awards are grants of restricted stock representing time-vesting shares.

(2)           The amounts in the “All Other Compensation” column for 2008 were attributed to the following:
•	Mr. Smith: Amounts included for the year ended 2008 consisted of a vehicle allowance ($1,000 per month).
•
Mr. Chamberlain: Amounts included for the year ended 2008 consisted of a vehicle allowance ($1,000 per month) and $20,440 for reimbursement for federal and state payroll withholdings customarily withheld for an employee.

•
Mr. Butler: Amounts included for the year ended 2008 consisted of a vehicle allowance ($1,000 per month) and $16,204 for reimbursement for federal and state payroll withholdings customarily withheld for an employee.

Narrative Disclosure to Summary Compensation Table

All of the compensation described in the foregoing table, other than those amounts shown in the “Bonus”, “Stock Awards” and “Option Awards” columns, was paid to the NEOs pursuant to agreements with Deep Down.

Mr. Smith has an employment agreement to serve as our President and Chief Executive Officer.  Mr. Smith’s employment agreement provides for an annual base salary of $250,000, which was increased to $345,000 effective January 1, 2009, plus a vehicle allowance of $1,000 per month.  The term of Mr. Smith’s employment agreement is through August 6, 2010, and is subject to further automatic renewals for annual periods up to an additional two years.

Mr. Chamberlain serves as our Chairman of the Board and Chief Acquisitions Officer pursuant to a consulting agreement we have with Strategic Capital Services, Inc. (“Strategic”).  The consulting agreement with Strategic provides that we pay Mr. Chamberlain an annual base salary of $180,000, which was increased to $225,000 effective as of January 1, 2008 and to $310,000 effective as of January 1, 2009. Additionally, Mr. Chamberlain receives a vehicle allowance of $1,000 per month and reimbursement for federal and state payroll withholdings customarily withheld for an employee, which are included in the “All Other Compensation” column. The consulting agreement with Strategic for Mr. Chamberlain’s services has an initial term through August 6, 2010, and is subject to further automatic renewals for annual periods up to an additional two years.

Effective May 31, 2007, we hired Mr. Butler as our Chief Financial Officer and provided for his compensation under an employment agreement.  This employment agreement provided that Mr. Butler receive an annual base salary of $180,000.  The agreement also provided that he receive an aggregate of options to purchase 3,000,000 shares of our common stock. These options will vest over three years, with substantially one-third vesting on the first, second and third anniversary of the date of grant. The per share exercise price of $0.515 for such options was determined by the closing market price of the common stock on the date of grant.  Effective August 6, 2007, Mr. Butler’s employment agreement was replaced by a consulting agreement between Deep Down and Eugene L. Butler & Associates.  We increased compensation payable to Mr. Butler to $225,000 effective as of January 1, 2008 and to $310,000 effective as of January 1, 2009. Additionally, Mr. Butler receives a vehicle allowance of $1,000 per month and reimbursement for federal and state payroll withholdings customarily withheld for an employee, which are included in the “All Other Compensation” column. The consulting agreement for Mr. Butler’s services has an initial term through August 6, 2010, and is subject to automatic renewals for annual periods up to an additional two years.

The amounts included in the “Bonus” column of the foregoing table represent specific cash bonuses paid to the NEOs.  In June 2008, Messrs. Smith, Chamberlain and Butler were each awarded and paid a cash performance bonus in the amount of $100,000. Additionally, Deep Down awarded Messrs. Smith, Chamberlain and Butler with cash performance bonuses of $75,000 relating to fiscal year 2008 (the amounts were paid in January 2009). The amount included in the 2007 “Bonus” column of $19,168 for Mr. Smith represents offshore bonuses that are paid by the Company in respect of time the Company requires of its employees to spend offshore.

The amounts included for 2008 in the “Stock Awards” and the “Option Awards” columns above reflect awards to purchase 1,000,000 shares of our common stock and grants of 350,000 restricted shares of our common stock provided to each of Messrs. Smith, Chamberlain and Butler on February 14, 2008. In each case, the awards and grants were made under our 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan. The options vest over three years and have an exercise price of $1.50. Each of the grants of restricted shares of our common stock is scheduled to vest in its entirety on February 14, 2010, provided that the officer continues to be employed with Deep Down through the vesting date.

Outstanding Equity Awards at December 31, 2008

The following tables present information regarding the outstanding equity awards held by each of the NEOs as of December 31, 2008.

Option Awards

	Option Grant	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration
Name	Date	Exercisable (#)		Unexercisable (#)		($/Sh)	Date
Ronald E. Smith	2/14/2008	-		1,000,000	(1)	1.50	2/14/2013
Robert W. Chamberlain	2/14/2008	-		1,000,000	(1)	1.50	2/14/2013
Eugene L. Butler	2/14/2008	-		1,000,000	(1)	1.50	2/14/2013
	5/31/2007	1,000,000	(2)	2,000,000	(2)	0.52	8/31/2010

(1)
These options will vest over three years, with substantially one-third vesting on the first, second and third anniversary of the date of grant, provided that the officer continues to be employed with Deep Down through each vesting date.

(2)
The remaining unvested portion of this option award is scheduled to vest in equal installments on May 31, 2009 and May 31, 2010, provided that Mr. Butler continues to be employed with Deep Down through each vesting date.

Stock Awards

	Award	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Name	Grant Date	(#) (2)	($) (1)
Ronald E. Smith	2/14/2008	350,000	56,000
Robert W. Chamberlain	2/14/2008	350,000	56,000
Eugene L. Butler	2/14/2008	350,000	56,000

(1)	The market value is calculated by multiplying the number of shares by the closing price of our common stock of $ 0.16 on December 31, 2008.
(2)	This restricted stock award is scheduled to vest in its entirety on February 14, 2010, provided that the officer continues to be employed with Deep Down through the vesting date.

Option Exercises and Stock Vested During the Year Ended December 31, 2008

There were no options exercised by NEOs during the year ended December 31, 2008. All of the restricted stock issued on February 14, 2008 becomes fully vested on February 14, 2010.

Compensation of Directors

The directors of the Company are all also executive officers of the Company and as directors do not receive any additional compensation for their performance of services as directors.  The Company may agree to provide compensation to directors in the future.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 13, 2009, concerning the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the  outstanding shares of the Company’s common stock; (ii) each Director; (iii) the Company’s “Named Executive Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law. In addition, unless otherwise indicated, all persons named below can be reached at Deep Down, Inc., 8827 W. Sam Houston Pkwy N., Suite 100, Houston, Texas 77040.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock Outstanding
Ronald E. Smith (2)	44,963,209	25.3%
Mary L. Budrunas (2)	44,963,209	25.3%
Robert E. Chamberlain, Jr.(3)	25,691,708	14.5%
Eugene L. Butler (4)	1,683,333	*
All directors and officers as a group (4 persons)	72,338,250 (5)	40.3%

* - Less than 1%

(1)
A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 177,350,630 shares of common stock outstanding as of March 13, 2009.

(2)
Mr. Smith and Ms. Budrunas are husband and wife. Shares include 26,216,871 shares owned directly by Mr. Smith and 18,413,005 shares owned directly by Ms. Budrunas. Shares also include 350,000 shares of restricted stock issued to Mr. Smith on February 14, 2008 which become fully vested on the second anniversary of the grant, February 14, 2010, plus 333,333 shares of Deep Down’s common stock that Mr. Smith has the right to acquire by exercise of stock options which vested on February 14, 2009.

(3)
Shares include 350,000 shares of restricted stock issued to Mr. Chamberlain on February 14, 2008 which become fully vested on the second anniversary of the grant, February 14, 2010, plus 333,333 shares of Deep Down’s common stock that Mr. Chamberlain has the right to acquire by exercise of stock options which vested on February 14, 2009.

(4)
Shares include 350,000 shares of restricted stock issued to Mr. Butler on February 14, 2008 which become fully vested on the second anniversary of the grant, February 14, 2010, plus 333,333 and 1,000,000 shares of Deep Down’s common stock that Mr. Butler has the right to acquire by exercise of stock options which vested on February 14, 2009 and which vested on May 31, 2008, respectively.

(5)	Shares include 1,999,999 shares of Deep Down’s common stock that executive officers and directors have the right to acquire by exercise of stock options.

Disclosure regarding our equity compensation plans as required by this item is incorporated by reference to the information set forth under Item 5 “Market for the Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We lease all buildings, structures, fixtures and other improvements at our Channelview, Texas location from JUMA, LLC, a company owned by Ronald E. Smith, CEO and a director of Deep Down and Mary L. Budrunas, a vice president and a director of Deep Down. The base rate of $15,000 per month is payable to JUMA, LLC through August 31, 2013, together with all costs of maintaining, servicing, repairing and operating the premises, including insurance, utilities and property taxes.

On March 28, 2008, Deep Down redeemed 4,500 shares of Series D preferred stock owned by Ronald Smith and Mary Budrunas.  The Series D preferred shares were redeemed for 23,279,876 shares of common stock.

None of the Company’s Directors are independent. Under the NASDAQ® standards for “independence”, none of our directors would qualify as independent generally or with respect to any specific independence requirements for any committee member. However, as the Company is not traded on the NASDAQ®, the Company is not required to comply with NASDAQ® independence requirements at this time.  At such time, if ever, as the Company is traded on NASDAQ® or any alternative exchange, which requires director independence, the Company plans to take steps at that time to comply with such independence requirements.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid to Malone & Bailey, PC for audit services rendered in connection with the Company's consolidated financial statements and reports for the years ended December 31, 2008 and 2007, respectively, and for other services rendered during those years on behalf of Deep Down and its subsidiaries:

	December 31, 2008	December 31, 2007
(i) Audit Fees	$ 503,714	$ 205,967
(ii) Audit Related Fees	86,634	165,931
(iii) Tax Fees	49,130	16,260
(iv) All Other Fees	-	-

Audit Fees: Consists of fees billed for professional services rendered for the audit of Deep Down’s consolidated financial statements, the review of interim condensed consolidated financial statements included in quarterly reports, registration statements and other offering documentation, services that are normally provided by Malone & Bailey, PC in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of Deep Down’s consolidated financial statements and are not reported under "Audit Fees." These services include auditing work on proposed transactions, including the audit of Mako Technologies, Inc., and Flotation Technologies, Inc., attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees: Consists of tax compliance, tax preparation and other tax services. Tax compliance and tax preparation consists of fees billed for professional services related to assistance with tax returns. Other tax services consist of fees billed for other miscellaneous tax consulting.

All Other Fees:  None.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

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

PART IV

Item 15.          Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules. See the consolidated financial statements and related schedules commencing on page F-1 of this report.

(b)	Exhibits.

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

3.1
Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
3.3
Form of Certificate of Designations of Series D Redeemable Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.4 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

3.4
Form of Certificate of Designations of Series E Redeemable Exchangeable Preferred Stock (incorporated herein by reference from Exhibit 3.5 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

3.5
Form of Certificate of Designations of Series F Redeemable Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.6 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

3.6
Form of Certificate of Designations of Series G Redeemable Exchangeable Preferred Stock (incorporated herein by reference from Exhibit 3.7 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

4.1
Common Stock Purchase Warrant for 320,000 shares of common stock of Deep Down, Inc. issued to Dragonfly Capital Partners, LLC dated August 6, 2007 (incorporated herein by reference from Exhibit 4.2 to our Form 10-KSB filed with the Commission on April 1, 2008).

4.2
Common Stock Purchase Warrant for 118,812 shares of common stock of Deep Down, Inc. issued to Dragonfly Capital Partners, LLC dated January 4, 2008 (incorporated herein by reference from Exhibit 4.3 to our Form 10-KSB filed with the Commission on April 1, 2008).

4.3
Common Stock Purchase Warrant for 200,000 shares of common stock of Deep Down, Inc. issued to Subsea, LLC dated June 6, 2008 (incorporated herein by reference from Exhibit 4.1 to our Form 8-K/A (Amendment No. 2) filed with the Commission on June 9, 2008).

4.4
Registration Rights Agreement, dated August 6, 2007, among Deep Down, Inc. and Prospect Capital Corporation (incorporated herein by reference from Exhibit 4.4 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

4.5	Private Placement Memorandum dated May 16, 2008 (incorporated herein by reference from Exhibit 20.1 to our Form 8-K/A (Amendment No. 2) filed with the Commission on June 9, 2008).
4.6
Amended and Restated Supplement No. 1 to Private Placement Memorandum, dated June 2, 2008 (incorporated herein by reference from Exhibit 4.6 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).

4.7
Purchase Agreement, dated June 2, 2008, among Deep Down, Inc., and the Purchasers named therein (incorporated herein by reference from Exhibit 10.1 to our Form 8-K/A (Amendment No. 2) filed with the Commission on June 9, 2008)

4.8	6% Subordinated Debenture of Deep Down, Inc. dated March 31, 2008 (incorporated herein by reference from Exhibit 4.1 to our Form 10-Q filed with the Commission on May 16, 2008)
4.9†
Stock Option, Stock Warrant and Stock Award Plan (incorporated herein by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).

10.1
Credit Agreement, dated as of November 11, 2008, among Deep Down, Inc. as borrower and Whitney National Bank, as lender (incorporated herein by reference from Exhibit 10.1 to our Form 10-Q filed with the Commission on November 14, 2008).

10.2
First Amendment to Credit Agreement entered into as of December 18, 2008, among Deep Down, Inc. as borrower and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of Electrowave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the Commission on December 19, 2008).

10.3*
Second Amendment to Credit Agreement entered into as of February 13, 2009, among Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of Electrowave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc.

10.4
Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed with the Commission on November 14, 2008).

10.5*	Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC.
10.6
Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2008).

10.7*	Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC.
10.8
Second Amendment to Security Agreement, dated as of February 13, 2009, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed with the Commission on December 19, 2008).

10.9
Term Note, dated December 18, 2008, executed by Deep Down, Inc. and paid to order to Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 8-K filed with the Commission on December 19, 2008).

10.10†
Consulting Agreement, dated as of August 6, 2007, between Deep Down, Inc. and Strategic Capital Services, Inc. regarding the services of Robert Chamberlain (incorporated herein by reference from Exhibit 10.1 to our Form 10-KSB filed with the Commission on April 1, 2008).

10.11†
Employment Agreement, dated as of August 6, 2007, between Deep Down, Inc. and Ronald E. Smith (incorporated herein by reference from Exhibit 10.2 to our Form 10-KSB filed with the Commission on April 1, 2008).

10.12†
Consulting Agreement, dated effective as of August 6, 2007, between Deep Down, Inc. and Eugene L. Butler & Associates regarding the services of Eugene L. Butler (incorporated herein by reference from Exhibit 10.3 to our Form 10-KSB filed with the Commission on April 1, 2008).

10.13
Agreement and Plan of Merger among Deep Down, Inc., Mako Technologies, LLC, Mako Technologies, Inc. and the shareholders of Mako Technologies, Inc. dated December 17, 2007 (incorporated herein by reference from Exhibit 2.1 to our Form 10-KSB filed with the Commission on April 1, 2008).

10.14
Agreement and Plan of Reorganization among Deep Down, Inc., ElectroWave (USA), Inc., a Nevada corporation, ElectroWave (USA) Inc., a Texas corporation, Pinemont IV, Martin L. Kershman and Ronald W. Nance (incorporated herein by reference from Exhibit 10.10 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

10.15
Lease Agreement, dated September 1, 2006, between Deep Down, Inc., a Delaware corporation, as tenant, and JUMA, L.L.C. (incorporated herein by reference from Exhibit 10.4 to our Form 10-KSB filed with the Commission on April 1, 2008).

10.16
Lease Amendment and Extension Agreement, dated as of May 1, 2008, between Deep Down, Inc. a Delaware corporation, and JUMA, L.L.C. (incorporated herein by reference from Exhibit 10.8 to our Form 10-Q filed with the Commission on August 15, 2008).

10.17
Lease Agreement dated June 1, 2006, between Mako Technologies, Inc., as Lessee and Sutton Industries, as Lessor (incorporated herein by reference from Exhibit 10.12 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

10.18*	Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P.
10.19
Stock Purchase Agreement, dated April 17, 2008, among Deep Down, Inc., Flotation Technologies, Inc. and the selling stockholders named therein (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the Commission on April 21, 2008).

10.20†
Employment Agreement with David A. Capotosto, dated June 5, 2008 (incorporated herein by reference from Exhibit 10.12 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).

10.21†
Employment Agreement with Bradley M. Parro, dated May 1, 2008 (incorporated herein by reference from Exhibit 10.13 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).

10.22*	Loan Agreement entered into as of February 13, 2009, by and among Flotation Technologies, Inc., Deep Down, Inc., and TD Bank, N.A.
10.23*	Mortgage and Security Agreement entered into as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A.
10.24*	Collateral Assignment of Leases and Rents entered into as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A.
10.25*	Commercial Note entered into as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A.
10.26*	Debt Subordination Agreement entered into as of February 13, 2009, by and among Flotation Technologies, Inc., Deep Down, Inc., and TD Bank, N.A.
10.27*	Environmental Indemnity Agreement entered as of February 13, 2009 in favor of TD Bank, N.A.
21.1*	Subsidiary list
24.1*	Power of Attorney (set forth immediately following the registrant’s signatures to this report).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

* Filed or furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

/s/ RONALD E. SMITH

Ronald E. Smith
President and Chief Executive Officer
Dated: March 16, 2009

/s/ EUGENE L. BUTLER

 Eugene L. Butler
Chief Financial Officer
Dated: March 16, 2009

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints RONALD E. SMITH and EUGENE L. BUTLER, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ RONALD E. SMITH	President, Chief Executive Officer and Director	March 16, 2009
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer and Director	March 16, 2009
Eugene L. Butler	(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT E. CHAMBERLAIN, JR.	Chairman, Chief Acquisitions Officer and Director	March 16, 2009
Robert E. Chamberlain, Jr.

/s/ MARY L. BUDRUNAS	Vice-President, Corporate Secretary and Director	March 16, 2009
Mary L. Budrunas

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

3.1
Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
3.3
Form of Certificate of Designations of Series D Redeemable Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.4 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

3.4
Form of Certificate of Designations of Series E Redeemable Exchangeable Preferred Stock (incorporated herein by reference from Exhibit 3.5 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

3.5
Form of Certificate of Designations of Series F Redeemable Convertible Preferred Stock (incorporated herein by reference from Exhibit 3.6 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

3.6
Form of Certificate of Designations of Series G Redeemable Exchangeable Preferred Stock (incorporated herein by reference from Exhibit 3.7 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

4.1
Common Stock Purchase Warrant for 320,000 shares of common stock of Deep Down, Inc. issued to Dragonfly Capital Partners, LLC dated August 6, 2007 (incorporated herein by reference from Exhibit 4.2 to our Form 10-KSB filed with the Commission on April 1, 2008).

4.2
Common Stock Purchase Warrant for 118,812 shares of common stock of Deep Down, Inc. issued to Dragonfly Capital Partners, LLC dated January 4, 2008 (incorporated herein by reference from Exhibit 4.3 to our Form 10-KSB filed with the Commission on April 1, 2008).

4.3
Common Stock Purchase Warrant for 200,000 shares of common stock of Deep Down, Inc. issued to Subsea, LLC dated June 6, 2008 (incorporated herein by reference from Exhibit 4.1 to our Form 8-K/A (Amendment No. 2) filed with the Commission on June 9, 2008).

4.4
Registration Rights Agreement, dated August 6, 2007, among Deep Down, Inc. and Prospect Capital Corporation (incorporated herein by reference from Exhibit 4.4 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

4.5	Private Placement Memorandum dated May 16, 2008 (incorporated herein by reference from Exhibit 20.1 to our Form 8-K/A (Amendment No. 2) filed with the Commission on June 9, 2008).
4.6
Amended and Restated Supplement No. 1 to Private Placement Memorandum, dated June 2, 2008 (incorporated herein by reference from Exhibit 4.6 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).

4.7
Purchase Agreement, dated June 2, 2008, among Deep Down, Inc., and the Purchasers named therein (incorporated herein by reference from Exhibit 10.1 to our Form 8-K/A (Amendment No. 2) filed with the Commission on June 9, 2008)

4.8	6% Subordinated Debenture of Deep Down, Inc. dated March 31, 2008 (incorporated herein by reference from Exhibit 4.1 to our Form 10-Q filed with the Commission on May 16, 2008)
4.9†
Stock Option, Stock Warrant and Stock Award Plan (incorporated herein by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).

10.1
Credit Agreement, dated as of November 11, 2008, among Deep Down, Inc. as borrower and Whitney National Bank, as lender (incorporated herein by reference from Exhibit 10.1 to our Form 10-Q filed with the Commission on November 14, 2008).

10.2
First Amendment to Credit Agreement entered into as of December 18, 2008, among Deep Down, Inc. as borrower and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of Electrowave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the Commission on December 19, 2008).

10.3*
Second Amendment to Credit Agreement entered into as of February 13, 2009, among Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of Electrowave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc.

10.4
Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed with the Commission on November 14, 2008).

10.5*	Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC.
10.6
Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2008).

10.7*	Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC.
10.8
Second Amendment to Security Agreement, dated as of February 13, 2009, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed with the Commission on December 19, 2008).

10.9
Term Note, dated December 18, 2008, executed by Deep Down, Inc. and paid to order to Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 8-K filed with the Commission on December 19, 2008).

10.10†
Consulting Agreement, dated as of August 6, 2007, between Deep Down, Inc. and Strategic Capital Services, Inc. regarding the services of Robert Chamberlain (incorporated herein by reference from Exhibit 10.1 to our Form 10-KSB filed with the Commission on April 1, 2008).

10.11†
Employment Agreement, dated as of August 6, 2007, between Deep Down, Inc. and Ronald E. Smith (incorporated herein by reference from Exhibit 10.2 to our Form 10-KSB filed with the Commission on April 1, 2008).

10.12†
Consulting Agreement, dated effective as of August 6, 2007, between Deep Down, Inc. and Eugene L. Butler & Associates regarding the services of Eugene L. Butler (incorporated herein by reference from Exhibit 10.3 to our Form 10-KSB filed with the Commission on April 1, 2008).

10.13
Agreement and Plan of Merger among Deep Down, Inc., Mako Technologies, LLC, Mako Technologies, Inc. and the shareholders of Mako Technologies, Inc. dated December 17, 2007 (incorporated herein by reference from Exhibit 2.1 to our Form 10-KSB filed with the Commission on April 1, 2008).

10.14
Agreement and Plan of Reorganization among Deep Down, Inc., ElectroWave (USA), Inc., a Nevada corporation, ElectroWave (USA) Inc., a Texas corporation, Pinemont IV, Martin L. Kershman and Ronald W. Nance (incorporated herein by reference from Exhibit 10.10 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

10.15
Lease Agreement, dated September 1, 2006, between Deep Down, Inc., a Delaware corporation, as tenant, and JUMA, L.L.C. (incorporated herein by reference from Exhibit 10.4 to our Form 10-KSB filed with the Commission on April 1, 2008).

10.16
Lease Amendment and Extension Agreement, dated as of May 1, 2008, between Deep Down, Inc. a Delaware corporation, and JUMA, L.L.C. (incorporated herein by reference from Exhibit 10.8 to our Form 10-Q filed with the Commission on August 15, 2008).

10.17
Lease Agreement dated June 1, 2006, between Mako Technologies, Inc., as Lessee and Sutton Industries, as Lessor (incorporated herein by reference from Exhibit 10.12 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

10.18*	Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P.
10.19
Stock Purchase Agreement, dated April 17, 2008, among Deep Down, Inc., Flotation Technologies, Inc. and the selling stockholders named therein (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the Commission on April 21, 2008).

10.20†
Employment Agreement with David A. Capotosto, dated June 5, 2008 (incorporated herein by reference from Exhibit 10.12 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).

10.21†
Employment Agreement with Bradley M. Parro, dated May 1, 2008 (incorporated herein by reference from Exhibit 10.13 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).

10.22*	Loan Agreement entered into as of February 13, 2009, by and among Flotation Technologies, Inc., Deep Down, Inc., and TD Bank, N.A.
10.23*	Mortgage and Security Agreement entered into as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A.
10.24*	Collateral Assignment of Leases and Rents entered into as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A.
10.25*	Commercial Note entered into as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A.
10.26*	Debt Subordination Agreement entered into as of February 13, 2009, by and among Flotation Technologies, Inc., Deep Down, Inc., and TD Bank, N.A.
10.27*	Environmental Indemnity Agreement entered as of February 13, 2009 in favor of TD Bank, N.A.
21.1*	Subsidiary list
24.1*	Power of Attorney (set forth immediately following the registrant’s signatures to this report).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

* Filed or furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Down, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009, expressed an adverse opinion.

/s/  MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Deep Down, Inc., Houston, Texas

We have audited Deep Down, Inc.’s (“the Company”)  internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Deep Down, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

Management excluded from its assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the disclosure controls and procedures and internal controls of the Flotation business. Management was unable to assess the effectiveness of the disclosure controls and procedures and internal control over financial reporting of the Flotation businesses because of the integration of the business. Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include the Flotation businesses as soon as practicable. The business accounts for approximately 32% of the consolidated revenue of Deep Down, and approximately 43% of consolidated assets.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	Management has determined that the Company did not maintain an effective entity level control environment. Specifically:
o
The Company has not yet implemented all the necessary policies and procedures to ensure that they have an effective control environment based on criteria established in the COSO framework. Specifically, the Company needs to fully implement controls to help prevent or detect the circumvention of controls by employees or management. The Company also needs to perform a formal risk profile and analysis of the Company.

o	The Company did not maintain sufficient policies and procedures over the administration of an accounting and fraud risk policy.
o	The Company did not maintain sufficient documentation on the review and follow up on the remediation of deficiencies.
o	The Company did not maintain a sufficient segregation of duties to decrease the risk of inappropriate accounting.

•
Management has determined that the Company did not maintain effective controls over the accuracy of revenue recognition. Specifically, there was not sufficient review, supervision, and monitoring in regards to projects accounted for under the percentage-of-completion method.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal year 2008 consolidated financial statements and this report does not affect our report dated March 12, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Deep Down, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Deep Down, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 12, 2009

Deep Down, Inc.
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$2,495,464	$2,206,220
Restricted cash	135,855	375,000
Accounts receivable, net	10,772,097	7,190,466
Prepaid expenses and other current assets	633,868	720,886
Inventory	1,224,170	502,253
Costs and estimated earnings in excess of billings on uncompleted contracts	707,737	-
Work in progress	137,940	749,455
Deferred tax asset	216,900	75,810
Receivable from Prospect, net	-	2,687,333
Total current assets	16,324,031	14,507,423
Property and equipment, net	13,799,196	5,368,961
Other assets, net	457,836	1,211,514
Intangibles, net	18,090,680	4,369,647
Goodwill	15,024,300	10,594,144
Total assets	$63,696,043	$36,051,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$4,318,394	$3,569,826
Billings in excess of costs and estimated earnings on uncompleted contracts	2,315,043	188,030
Payable to Mako shareholders	-	3,205,667
Current portion of long-term debt	382,912	995,177
Total current liabilities	7,016,349	7,958,700
Long-term debt, net of accumulated discount of $0 and $1,703,258 respectively	1,718,475	10,698,818
Deferred tax liabilities	1,125,945	-
Series E redeemable exchangeable preferred stock, par value $0.01, face value and liquidation
preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of preferred stock, -0- and 500 issued and outstanding, respectively	-	386,411
Total liabilities	9,860,769	19,043,929
Temporary equity:
Series D redeemable convertible preferred stock, $0.01 par value, face value and liquidation
preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of preferred stock, -0- and 5,000 issued and outstanding, respectively	-	4,419,244
Total temporary equity	-	4,419,244
Stockholders' equity:
Common stock, $0.001 par value, 490,000,000 shares authorized, 177,350,630
and 85,976,532 shares issued and outstanding, respectively	177,351	85,977
Additional paid-in capital	60,328,124	14,849,847
Accumulated deficit	(6,670,201)	(2,347,308)
Total stockholders' equity	53,835,274	12,588,516
Total liabilities and stockholders' equity	$63,696,043	$36,051,689

See accompanying notes to consolidated financial statements.

Deep Down, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	For the Twelve Months Ended
	December 31,
	2008	2007

Revenues	$35,769,705	$19,389,730
Cost of sales	21,686,033	13,306,086
Gross profit	14,083,672	6,083,644
Operating expenses:
Selling, general & administrative	14,290,440	4,284,553
Depreciation and amortization	1,285,079	141,247
Total operating expenses	15,575,519	4,425,800
Operating income (loss)	(1,491,847)	1,657,844
Other income (expense):
Gain (loss) on debt extinguishment	(446,412)	2,000,000
Interest income	110,504	92,664
Interest expense	(3,511,177)	(2,430,149)
Other (expense) income	(26,333)	1,823
Total other expense	(3,873,418)	(335,662)
Income (loss) before income taxes	(5,365,265)	1,322,182
Benefit from (provision for) income taxes	1,042,372	(369,673)
Net income (loss)	$(4,322,893)	$952,509
Earnings (loss) per share:
Basic	$(0.03)	$0.01
Weighted-average common shares outstanding	142,906,616	73,917,190
Diluted	$(0.03)	$0.01
Weighted-average common shares outstanding	142,906,616	104,349,455

See accompanying notes to consolidated financial statements.

Deep Down, Inc.
Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2008 and 2007

					Additional
	Common Stock		Series C Preferred Stock		Paid-in	Accumulated
	Shares (#)	Amount ($)	Shares (#)	Amount ($)	Capital	Deficit	Total

Balance at December 31, 2006	82,870,177	$82,870	22,000	$22	$(82,792)	$(3,299,817)	$(3,299,717)

Net income	-	-	-	-	-	952,509	952,509
Shares repurchased	(25,000,000)	(25,000)			(225,000)		(250,000)
Redemption of Series E Preferred Stock	3,463,592	3,464			3,840,314		3,843,778
Redemption of Series C Preferred Stock	4,400,000	4,400	(22,000)	(22)	(4,378)		-
Stock issued for debt payment	543,689	544			559,456		560,000
Stock issued for acquisition of a business	6,574,074	6,574			4,989,723		4,996,297
Private Placement offering	13,125,000	13,125			3,946,875		3,960,000
Stock based compensation	-	-			187,394		187,394
Warrants issued to lender					1,479,189		1,479,189
Warrants issued to third party for deferred financing costs					159,066		159,066

Balance at December 31, 2007	85,976,532	$85,977	-	-	$14,849,847	$(2,347,308)	$12,588,516

Net loss	-	-	-	-	-	(4,322,893)	(4,322,893)
Exchange of Series D preferred stock	25,866,518	25,867			4,393,377		4,419,244
Stock issued for acquisition of Mako	2,802,969	2,803			1,959,275		1,962,078
Stock issued for acquisition of Flotation	1,714,286	1,714			1,421,143		1,422,857
Warrants issued for acquisition of Flotation		-			121,793		121,793
Restricted stock issued for service	1,200,000	1,200			(1,200)		-
Stock issued in private placement, net of $2,940,331 fees	57,142,857	57,143			37,002,527		37,059,670
Cashless exercise of stock options	29,339	29			(29)		-
Stock issued for exercise of warrants	2,618,129	2,618			(2,618)		-
Stock based compensation	-	-			584,009		584,009

Balance at December 31, 2008	177,350,630	$177,351	-	-	$60,328,124	$(6,670,201)	$53,835,274

See accompanying notes to consolidated financial statements.

Deep Down, Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:

Net income (loss)	$(4,322,893)	$952,509
Adjustments to reconcile net income to net cash used in operating activities:
Gain on extinguishment of debt	-	(2,000,000)
Interest income	(54,975)	-
Non-cash amortization of debt discount	1,816,847	1,780,922
Non-cash amortization of deferred financing costs	762,700	54,016
Share-based compensation	584,009	187,394
Bad debt expense	1,507,494	108,398
Depreciation and amortization	2,363,106	426,964
Loss on disposal of equipment	228,352	24,336
Deferred taxes payable	(855,708)	-
Changes in assets and liabilities:
Lease receivable	-	(863,000)
Accounts receivable	(3,087,260)	(4,388,146)
Prepaid expenses and other current assets	(493,100)	(54,310)
Inventory	(1,224,170)	-
Finished goods	-	(502,253)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,482,698	-
Work in progress	(707,737)	246,278
Accounts payable and accrued liabilities	(328,788)	1,022,726
Billings in excess of costs and estimated earnings on uncompleted contracts	2,127,013	(1,970)
Net cash used in operating activities	$(202,412)	$(3,006,136)
Cash flows used in investing activities:
Cash paid for acquisition of Flotation, net of cash acquired of $235,040	(22,161,864)	-
Cash paid for acquisition of Mako, net of cash acquired of $280,841	(4,236,634)	280,841
Cash deficit acquired in ElectroWave acquisition	-	(18,974)
Cash paid for third party debt	-	(432,475)
Cash received from sale of ElectroWave receivables	-	261,068
Cash paid for final acquisition costs	-	(242,924)
Purchases of equipment	(4,803,795)	(830,965)
Restricted cash	239,145	(375,000)
Net cash used in investing activities	$(30,963,148)	$(1,358,429)
Cash flows from financing activities:
Payment for cancellation of common stock	-	(250,000)
Redemption of preferred stock	-	(250,000)
Proceeds from sale of common stock, net of expenses	37,059,670	3,960,000
Proceeds from sales-type lease	587,000	276,000
Borrowings on debt - related party	-	150,000
Payments on debt - related party	-	(150,000)
Borrowings on long-term debt	6,769,087	6,204,779
Increase in deferred financing fees	-	(442,198)
Creation of debt discount due to lender's fees	-	(180,000)
Payments of long-term debt	(12,960,953)	(2,760,258)
Net cash provided by financing activities	$31,454,804	$6,558,323
Change in cash and equivalents	289,244	2,193,758
Cash and cash equivalents, beginning of period	2,206,220	12,462
Cash and cash equivalents, end of period	$2,495,464	$2,206,220

See accompanying notes to consolidated financial statements.

Deep Down, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Supplemental schedule of noncash investing and financing activities:
Warrants issued for acquisition of Flotation	$121,793	$-
Stock issued for acquisition of Flotation	$1,422,857	$-
Stock issued for acquisition of Mako	$1,962,078	$4,996,297
Receivable from lender - Prospect Capital Corporation	$-	$5,604,000
Payable to Mako Shareholders	$-	$(2,916,667)
Non-cash increases to Mako Goodwill	$(371,728)	$-
Deferred tax adjustment to Mako Goodwill	$(1,840,563)	$-
Correction of common stock par value to paid in capital	$-	$114,750
Fixed assets purchased with capital lease	$-	$525,000
Fixed assets transferred from Inventory	$502,253	$110,181
Exchange of Series D preferred stock	$4,419,244	$-
Exchange of Series E preferred stock	$-	$3,366,778
Redemption of Series E preferred stock	$-	$4,935,463
Common stock issued for notes payable	$-	$560,000
Exchange of Series E preferred stock for subordinated debenture	$500,000	$-
Common shares issued as restricted stock	$1,200	$-
Creation of debt discount due to warrants issued to lender	$-	$1,479,189
Creation of deferred financing fee due to warrants issued to third party	$-	$159,066
Supplemental Disclosures:
Cash paid for interest	$909,027	$594,667
Cash paid for pre-payment penalties	$446,413	$-
Cash paid for taxes	$332,009	$114,970

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Note 1:          Nature of Business and Summary of Significant Accounting Policies

Nature of Business
Deep Down, Inc., a Nevada corporation (“Deep Down”), is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), since its acquisition effective April 2, 2007, Mako Technologies, LLC, a Nevada limited liability company (“Mako”), since its acquisition effective December 1, 2007, and Flotation Technologies, Inc., a Maine corporation (“Flotation”), since its acquisition effective May 1, 2008.

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

Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2008 and 2007.

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

Reclassifications

Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation.  These reclassifications had no effect on our previously reported net income (loss) or stockholders' equity. For example, Deep Down reclassified a portion of total depreciation expense, $1,078,027 and $285,717, into Cost of sales from Operating expenses for the years ended December 31, 2008 and 2007, respectively. The remainder of depreciation expense for each respective year is reported in the Operating expenses section of the Statements of Operations.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Cash and Cash Equivalents and Restricted Cash

Deep Down considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with foreign and domestic banks and, at times, may exceed federally insured limits.

Per the terms of its secured credit agreement with Prospect Capital Corporation, Deep Down was required to keep cash on hand equal to the previous six months interest payment on the debt arising under such credit agreement. At December 31, 2007, this amount approximated $375,000 which is reflected on the balance sheet as restricted cash. When the credit agreement was paid in June 2008, this amount was released from all restrictions.

At December 31, 2008, Deep Down has restricted cash of $135,855 related to a letter of credit for a vendor. See further details at Note 14 Commitments and Contingencies.

Fair Value of Financial Instruments

The estimated fair value of Deep Down’s financial instruments is as follows at December 31, 2008:

•	Cash and equivalents, accounts receivable and accounts payable - the carrying amounts approximated fair value due to the short-term maturity of these instruments.
•	Long-term debt - the carrying value of Deep Down’s debt instruments closely approximates the fair value due to the recent date of the debt and that the line of credit portion has a LIBOR-based rate.

Accounts Receivable

Deep Down provides an allowance for doubtful accounts on trade receivables based on historical collection experience, the level of past due accounts and a specific review of each customer’s trade receivable balance with respect to their ability to make payments and expectations of future conditions that could impact the collectability of accounts receivable. When specific accounts are determined to be uncollectable, they are expensed as bad debt expense in that period. At December 31, 2008 and 2007, Deep Down estimated its allowance for doubtful accounts to be $574,975 and $139,787, respectively. Bad debt expense totaled $1,507,494 and $110,569 for the years ended December 31, 2008 and 2007, respectively.

Concentration of Credit Risk

Deep Down maintains cash balances at several banks. Accounts at the institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Deep Down had approximately $932,000 of uninsured cash balances at December 31, 2008.

As of December 31, 2008, four of Deep Down’s customers accounted for 20%, 11%, 9% and 4% of total accounts receivable, respectively. For the year ended December 31, 2008, Deep Down’s five largest customers accounted for 20%, 7%, 7%, 4% and 3% of total revenues, respectively.

As of December 31, 2007, four of Deep Down’s customers accounted for 11%, 9%, 7% and 7% of total accounts receivable, respectively.  For the year ended December 31, 2007, Deep Down’s four largest customers accounted for 7%, 7%, 6% and 6% of total revenues, respectively.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Inventory and Work in Progress

Inventory is stated at lower of cost (first-in, first out) or net realizable value.

	December 31, 2008	December 31, 2007
Raw materials	$789,815	$-
Finished goods	145,928	502,253
Work in progress	288,427	-
Total Inventory	$1,224,170	$502,253

Work in progress at December 31, 2008 and 2007 not presented in inventory above, represents costs that have been incurred for time and materials that are not appropriate to be billed to customers at such date, according to the contractual terms.  Some of our billings are contingent upon satisfaction of a significant condition of sale (“milestone”), including but not limited to, FAT and customer approval. Amounts at December 31, 2008 and 2007 were $137,940 and $749,455, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated between 10 and 36 years, and leasehold improvements are amortized over the shorter of the assets' useful lives or lease terms. Equipment lives range from two to seven years, computers and electronic lives are generally from two to four years, and furniture and fixtures are two to seven years. Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is Deep Down’s policy to include depreciation expense on assets acquired under capital leases with depreciation expense on owned assets.

Goodwill and Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), prescribes the process for impairment testing of goodwill on an annual basis or more often if a triggering event occurs. Goodwill is not amortized, and there were no indicators of impairment at December 31, 2008.

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

Deep Down’s intangible assets, net of accumulated amortization consist of $18.1 million in specifically identified intangible assets acquired in the purchase of the Flotation and Mako subsidiaries, including customer relationships, non-compete covenants, trademarks and various technology rights.  We are amortizing the intangible assets over their estimated useful lives on the straight line basis between three and forty years.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Lease Obligations

Deep Down leases land and buildings under noncancelable operating leases.  Deep Down leases its Channelview, Texas, operating location for Delaware and ElectroWave from an entity owned by the CEO and his wife, a Vice President and Director, in addition to several vehicles, modular office buildings and office equipment which are also recorded as operating leases and are expensed.  Additionally, beginning in February 2009, Deep Down leases its office headquarters in Houston, Texas, under a noncancellable operating lease. Mako leases office, warehouse and operating space in Morgan City, Louisana, under a noncancellable operating lease. Flotation entered into a noncancellable operating lease for warehouse facilities in Biddeford, Maine, in October 2008. Deep Down also leases a 100-ton mobile gantry crane under a capital lease, which is included with Property and Equipment on the consolidated balance sheet.

At the inception of a lease, Deep Down evaluates each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for such an evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

Deep Down accounts for tenant incentives received from its landlords in connection with certain of its operating leases as a deferred rent liability within lease obligations and amortizes such amounts over the relevant lease term. For leases that contain rent escalations, Deep Down records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease (including any “rent abatement” period beginning upon possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as a lease obligation.

Revenue Recognition

Deep Down’s contract revenue is made up of customized product and service revenue.  Revenue from fabrication and sale of equipment is recognized upon transfer of title to the customer which is upon shipment or when customer-specific acceptance requirements are met. Service revenue is recognized as the service is provided.  Rental revenue is recognized pro-rata over the rental period based on daily or monthly rates.  Shipping and handling charges paid by Deep Down are included in cost of goods sold.

From time to time, Deep Down enters into large fixed price contracts which Deep Down determines that recognizing revenues for these contracts were appropriate using the percentage-of-completion method under Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), measured by the percentage of costs incurred-to-date to estimated total costs for the contract.  This method is preferred because management considers the total cost to be the best available measure of progress on the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, equipment repairs, employee travel and supervisor time. Selling, general and administrative costs are expensed as incurred.  Provisions for estimated losses on uncompleted contracts (if any) are accrued in the same period as the estimated loss is determined.  Changes in job performance, job conditions, and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Change orders are accounted for in revenue and cost when it is probable that the costs will be recovered. In such circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending re-negotiation of contract terms.

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are subsequently invoiced upon satisfaction of contractual requirements or “milestones”. Billings in excess of costs and estimated earnings on uncompleted contracts arise when milestone billings are permissible under the contract, but the related costs have not yet been incurred. All contract costs are recognized currently on jobs formally approved by the customer and contracts are not shown as complete until substantially all of the anticipated costs have been incurred and the items have been shipped to the customer.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

During 2008, Deep Down adopted the Financial Accounting Standards Board’s (“FASB”) Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. Under FIN 48, Deep Down may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. FIN 48 also provides guidance on the reversal of previously recognized tax positions, balance sheet classifications, accounting for interest and penalties associated with tax positions, and income tax disclosures. See Note 12, “Income Taxes” for additional information, including the effects of adoption on Deep Down’s consolidated financial statements.

Stock-Based Compensation

Deep Down accounts for stock-based compensation issued to employees and non-employees as required by SFAS No. 123(R) “Share-based Payment” (“SFAS No. 123(R)”). Under these provisions, Deep Down records an expense based on the fair value of the awards utilizing the Black-Scholes pricing model for options and warrants.  Additionally, Deep Down continues to use the simplified method related to employee option grants as allowed by Staff Accounting Bulletin ("SAB") 110, Share-Based Payment.

SFAS No. 123(R) prohibits recognition of a deferred tax asset for an excess tax benefit that has not been realized. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.

Earnings (Loss) per Common Share

SFAS No. 128, Earnings (Loss) Per Share (“EPS”) requires earnings (loss) per share to be calculated and reported as both basic EPS and diluted EPS. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

	For the Twelve Months Ended
	December 31,
	2008	2007
Numerator:
Net income (loss)	$(4,322,893)	$952,509

Denominator:
Weighted average shares outstanding	142,906,616	73,917,190
Effect of dilutive securities	-	30,432,265
Denominator for diluted earnings per share	142,906,616	104,349,455

Basic earnings per share	$(0.03)	$0.01

Diluted earnings per share	$(0.03)	$0.01

Potentially dilutive securities representing 501,615 shares of common stock for the year ended December 31, 2008 were excluded from the computation of diluted earnings per share for this year because their effect would have been anti-dilutive.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Dividends

Deep Down has no formal dividend policy or obligations. Under the terms of a $2 million borrowing facility from Whitney National Bank signed on November 11, 2008, we are restricted from paying cash dividends on our common stock, though the terms do allow that we may from time to time make cash distributions to our shareholders if no default exists prior to or after giving effect to any such distribution. Deep Down intends to retain operating capital for the growth of the company operations.

Advertising costs:

Advertising and promotion costs, which totaled $412,202 and $114,209 during the year ended December 31, 2008 and 2007, respectively, are expensed as incurred.

Segment information

For the fiscal year ended December 31, 2008, the operations of Deep Down’s subsidiaries have been aggregated into a single reporting segment under the provisions of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). We determined that the operating segments of Delaware, ElectroWave, Mako and Flotation may be aggregated into a single reporting segment because aggregation is consistent with the objective and basic principles of paragraph 17 of SFAS 131. While the operating segments have different product lines, they are very similar with regards to the five criteria for aggregation. They are all service-based operations revolving around our personnel’s expertise in the deep water industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation as part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics were similar with regard to their gross margin percentages for the fiscal year ended December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. Deep Down adopted SFAS 157 for financial assets and liabilities in 2008 with no material impact to the consolidated financial statements but with additional required consolidated financial statement footnote disclosures. Deep Down does not anticipate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS No. 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  Deep Down will apply the requirements of SFAS No. 141(R) to all business combinations after January 1, 2009. SFAS No. 160 will have no impact on Deep Down’s financial statements as the Company has no minority interests.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

In December 2007, the SEC staff issued SAB 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. Deep Down did not have stock options outstanding until 2007, thus does not have adequate historical data to determine option lives. Therefore, Deep Down will continue to use the simplified method as allowed under the provision of SAB 110.

In June 2008, EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” was issued. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Deep Down is currently evaluating the impact that EITF 07-5 will have on its consolidated financial position or result of operations.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 08-4.

Note 2:          Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below:

	December 31, 2008	December 31, 2007
Costs incurred on uncompleted contracts	$2,114,714	$-
Estimated earnings	4,969,444	-
	7,084,158	-
Less: Billings to date	8,691,464	188,030
	$(1,607,306)	$(188,030)
Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	707,737	-
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,315,043)	(188,030)
	$(1,607,306)	$(188,030)

The asset balance of $707,737 at December 31, 2008 is related to a large contract that was completed during December 2008 except for the final documentation. This retention amount is in accordance with applicable provisions of engineering and construction contracts and became due upon completion of contractual requirements in January 2009. Deep Down has recognized approximately 90% of the related revenue based on the percentage-of-completion method. The billings in excess of costs and estimated earnings on uncompleted contracts of $2,315,043 at December 31, 2008 consists mainly of a deposit on a large job that will be completed in fiscal year 2009.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Note 3:          Acquisitions

Purchase of Mako Technologies, Inc.

Effective December 1, 2007, Deep Down purchased 100% of the common stock of Mako Technologies, Inc. for $11,307,000.  Pursuant to the agreement and plan of merger, two installments were paid to the Mako shareholders. The first installment of $2,916,667 in cash and 6,574,074 restricted shares of common stock of Deep Down, valued at $0.76 per share ($4,996,297), were paid on January 4, 2008. The second installment of 2,802,969 restricted shares of common stock of Deep Down, valued at $0.70 per share ($1,962,090), was issued on March 28, 2008. The final cash payment of $1,243,571 which was paid on April 11, 2008, was included in the “Payable to Mako shareholders” on the historical consolidated balance sheets at December 31, 2007. The total purchase price of $11,307,000 included $188,369 of transaction expenses.

The first payment to the shareholders of Mako was reflected on the accompanying consolidated balance sheet as of December 31, 2007 due to the certainty of payment and the intention of all the parties to complete this payment prior to fiscal year end.  The second payment of $3,205,667 was reflected as a payable to shareholders due to the timing of payments in the subsequent fiscal year. The financing with Prospect was also reflected as of December 31, 2007 since the funds were generally used to pay the shareholders of Mako. The net proceeds from Prospect of $5,604,000 are offset by the first cash payment to shareholders of Mako of $2,916,667 resulting in a balance of $2,687,333 reflected as “Receivable from Prospect,” on the consolidated balance sheet at December 31, 2007.

The acquisition of Mako was accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations” (“SFAS 141”) since Deep Down acquired substantially all of the assets, certain liabilities, employees, and business of Mako.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Purchase of Mako:
Cash and cash equivalents	$280,841
Accounts receivable	1,411,420
Construction in progress	279,590
Prepaid expenses	179,583
Property, plant and equipment, net	2,994,382
Intangibles	4,371,000
Goodwill	5,354,840
Total assets acquired	$14,871,656

Accounts payable and accrued expenses	904,709
Deferred tax liability	1,840,563
Long term debt	819,384
Total liabilities assumed	$3,564,656
Net assets acquired	$11,307,000

Upon finalization of final tax returns, Deep Down determined that $1,840,563 of the purchase price was to be allocated to a deferred tax liability due to the difference in the tax balance sheet and book balance sheet related to the intangible and fixed assets.

The allocation of the purchase price has been finalized upon the receipt of management’s review of final amounts and final tax returns.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Purchase of Flotation Technologies, Inc.

On June 5, 2008, Deep Down completed the acquisition of Flotation, pursuant to the Stock Purchase Agreement entered into on April 17, 2008. Deep Down purchased Flotation from three individual shareholder members of the same family and purchased related technology from an entity affiliated with the selling shareholders. Deep Down assumed effective control and dated the acquisition for accounting purposes on May 1, 2008. As such, the consolidated statement of operations include the operating results of Flotation from May 1, 2008 to December 31, 2008.

The acquisition of Flotation has been accounted for using the purchase method of accounting in accordance with SFAS 141 since Deep Down acquired substantially all of the assets, certain liabilities, employees, and business of Flotation.

The purchase price of Flotation was $23,941,554 and consisted of $22,100,000 cash and 1,714,286 shares of common stock valued at $0.83 per common share plus transaction costs of $296,904. In addition, warrants to purchase 200,000 shares of common stock at $0.70 per share were issued to an entity affiliated with the selling shareholders for the acquisition of the related technology. The warrants are exercisable at any time from June 3, 2009 through September 3, 2011 and include piggyback registration rights with respect to the underlying shares of common stock. Deep Down valued the warrants at $121,793 based on the Black-Scholes option pricing model. The purchase price may be adjusted upward or downward, dependant on certain working capital targets. Both parties are in preliminary negotiations concerning this adjustment and as of the current date, there has been no agreement as to the adjustment.

Deep Down sold 57,142,857 shares to accredited investors on June 5, 2008, for approximately $37,000,000 in net proceeds, at a price of $0.70 per share. Deep Down used $22,100,000 in proceeds from this private placement to fund the cash requirement of the Flotation acquisition.

Deep Down also issued 600,000 incentive common stock purchase options to employees of Flotation for their continued services with an exercise price of $1.15 per share. The employee options vest one-third of the original amount each year and may be exercised in whole or in part after vesting. Deep Down valued the options at $264,335 based on the Black-Scholes option pricing model, and will recognize the related compensation cost ratably over the requisite service period and not in the purchase price of the transaction.

The table below reflects the composition of the purchase price as noted above:

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

Summary of net assets acquired:
Cash and cash equivalents	$235,040
Accounts receivable	2,105,519
Construction in progress	871,183
Prepaid expenses	15,904
Property, plant and equipment, net	4,907,752
Intangibles	14,797,000
Goodwill	2,141,469
Total assets acquired	$25,073,867

Accounts payable and accrued liabilities	1,132,313
Total liabilities assumed	$1,132,313
Net assets acquired	$23,941,554

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Deep Down obtained an independent valuation of the assets and liabilities as of the purchase date of May 1, 2008. Based on the independent valuation, the fair value of the property, plant and equipment was increased by approximately $1,258,000 and will be depreciated over estimated useful lives of 3 to 40 years using the straight-line method.

Deep Down has estimated the fair value of Flotation’s identifiable intangible assets as follows:

	Estimated Fair Value	Useful Life
Trademarks	$ 2,039,000	40
Technology	11,209,000	25
Non-compete covenant	879,000	3
Customer relationship	670,000	25
	$ 14,797,000

The table below reflects the assumptions used for warrant and option grants related to Flotation during the year ended December 31, 2008:

Dividend yield	0%
Risk free interest rate	2.52% - 2.84%
Expected life of options	2-3 years
Expected volatility	51.7% - 61.3%

The allocation of the purchase price was based on preliminary unaudited estimates.  Estimates and assumptions are subject to change upon the receipt of management’s review of audited final amounts and final tax returns. This final evaluation of net assets acquired will be offset by a corresponding change in goodwill and is expected to be complete within one year of the purchase date.

Unaudited pro forma condensed combined financial statements

The unaudited pro forma combined condensed financial statements are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had each acquisition been consummated as of that time, nor are they intended to be a projection of future results.

The unaudited condensed combined pro forma results were as follows:

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Unaudited Pro Forma Combined Condensed Statements of Operations
For the Year Ended December 31, 2008

	Historical
		Four Months			Combined
		April 30,	Flotation		Condensed
		2008	Pro Forma		Pro Forma
	Deep Down	Flotation	Entries		Results

Revenues	$35,769,705	$5,941,472	$-		$41,711,177
Cost of sales	21,686,033	4,005,179	-		25,691,212
Gross profit	14,083,672	1,936,293	-		16,019,965

Total operating expenses	15,575,519	968,179	302,416	(d/e)	16,846,114

Operating income (loss)	(1,491,847)	968,114	(302,416)		(826,149)

Total other expense	(3,873,418)	(57,335)	-		(3,930,753)
Income (loss) from
continuing operations	(5,365,265)	910,779	(302,416)		(4,756,902)

Benefit from (provision for) income taxes	1,042,372	-	(225,094)	(f)	817,278
Net income (loss)	$(4,322,893)	$910,779	$(527,510)		$(3,939,624)

Basic earnings (loss) per share	$(0.03)				$(0.02)
Shares used in computing
basic per share amounts	142,906,616				168,682,522

Diluted earnings (loss) per share	$(0.03)				$(0.02)
Shares used in computing
diluted per share amounts	142,906,616				168,682,522

See accompanying notes to unaudited pro forma combined condensed financial statements.

The historical results of Deep Down for the year ended December 31, 2008 contain eight months of results for Flotation operations since its acquisition was effective May 1, 2008, thus the four months ending April 30, 2008 are presented as pro forma. The weighted-average shares of stock used in computing basic and diluted per share amounts give effect to the 2,802,969 Mako shares issued on March 28, 2008 and the total of 58,857,143 common shares of Deep Down issued in June 2008, of which such amount 57,142,857 were issued in connection with the Private Placement and 1,714,286 were issued to Flotation’s prior shareholders, as if all these shares were issued January 1, 2008. Taxes are calculated on the pro forma entries at Deep Down’s estimated combined effective rate of 37%.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Unaudited Pro Forma Combined Condensed Statement of Operations
For the Year Ended December 31, 2007

	Historical
		Mako
	Deep Down	Eleven	Flotation					Combined
	Year Ended	Months Ended	Year Ended	Mako		Flotation		Condensed
	December 31,	November 30,	December 31,	Pro Forma		Pro Forma		Pro Forma
	2007	2007	2007	Entries		Entries		Results

Revenues	$19,389,730	$5,494,388	$13,410,002	$-		$-		$38,294,120
Cost of sales	13,306,086	2,298,597	8,117,600	-		-		23,722,283
Gross profit	6,083,644	3,195,791	5,292,402	-		-		14,571,837

Total operating expenses	4,425,800	2,455,728	2,001,047	448,679	(a)	907,247	(d/e)	10,238,501

Operating income (loss)	1,657,844	740,063	3,291,355	(448,679)		(907,247)		4,333,336

Total other income (expense)	(335,662)	(65,702)	766,477	(1,059,573)	(b)	-		(694,460)
Income (loss) from continuing operations	1,322,182	674,361	4,057,832	(1,508,252)		(907,247)		3,638,876

Benefit from (provision for) income taxes	(369,673)	(319,432)	-	558,053		(1,165,716)	(f)	(1,296,768)
Net income (loss)	$952,509	$354,929	$4,057,832	$(950,199)		$(2,072,963)		$2,342,108

Basic earnings per share	$0.01							$0.02

Shares used in computing basic per share amounts	73,917,190						(c/g)	142,133,381

Diluted earnings per share	$0.01							$0.01

Shares used in computing diluted per share amounts	104,349,455						(c/g)	172,565,646

See accompanying notes to unaudited pro forma combined condensed financial statements.

The Unaudited Pro Forma Combined Condensed Statements include the following pro forma assumptions and entries for Mako (net of estimated taxes at Deep Down’s estimated combined effective rate of 37%):

(a)
Amortization of the intangible assets at a rate of $40,789 per month for the eleven months ended November 30, 2007. One month is included in the historical Deep Down total for the year ended December 31, 2007.

(b)
Represents cash interest plus amortization of deferred financing costs and debt discounts for the Credit Agreement.  Interest was payable at 15.5% on the outstanding principal, and the related fees were amortized using the effective interest method over the four-year life of the loan.

(c)	A total of 9,377,043 shares were issued for the total transaction. These pro forma amounts give effect as if shares were issued January 1, 2007.

The Unaudited Pro Forma Combined Condensed Statements include the following pro forma assumptions and entries for Flotation:

(d)	Recognition of stock based compensation from employee stock options issued in connection with the acquisition of Flotation. Deep Down estimated $7,343 per month for the respective time periods.
(e)	Amortization of the intangible assets at a rate of $68,261 per month based on the remaining useful lives in the table above.
(f)
Represents estimated income tax accruals for the historical income plus all pro forma adjustments for the respective periods at Deep Down’s estimated combined effective rate of 37%. Flotation was an S-Corp, and as such did not accrue income taxes in its historical financial statements.

(g)
A total of 58,857,143 common shares of Deep Down were issued; 57,142,857 in connection with the Private Placement, and 1,714,286 to Flotation shareholders. These pro forma amounts give effect as if shares were issued January 1, 2007.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Note 4:          Property and Equipment

Property and equipment consisted of the following as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007	Useful Life
Land	$461,955	$-	-
Building	3,201,301	195,305	7 - 36 years
Leasehold improvements	344,485	75,149	2 - 5 years
Furniture and fixtures	160,443	63,777	2 - 7 years
Vehicles and trailers	120,847	112,161	3 - 5 years
Equipment	3,897,475	1,809,474	2 - 10 years
Rental Equipment	4,694,681	3,144,559	7 - 10 years
Computer and office equipment	473,518	194,693	2 - 5 years
Construction in progress	2,130,068	196,157
Total	15,484,773	5,791,275
Less: Accumulated depreciation	(1,685,577)	(422,314)
Property and equipment, net	$13,799,196	$5,368,961

Depreciation expense for the years ended December 31, 2008 and 2007 was $1,314,138 and $398,611, respectively. Deep Down recorded $1,078,027 and $285,717, respectively, of the total depreciation as Cost of Sales on the accompanying statements of operations. Accumulated depreciation on equipment under capital lease is $137,500 and $62,500 at December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008, we leased additional property from JUMA, LLC, a related party, and incurred $342,430 in leasehold improvements. See additional discussion in Note 13 regarding the nature of the related party.

In connection with the purchase of Flotation, Deep Down acquired land along with a building and improvements with a fair market value of approximately $3,300,000. This 3.61 acre site in Maine houses a 46,925 square foot light industrial manufacturing facility.

On June 30, 2008, Deep Down transferred equipment with a cost basis of $502,253 from inventory to its rental equipment fleet.

At December 31, 2008, construction in progress represents assets that are not ready for service or are in the construction stage. The balance includes approximately $1,509,000 for a new ROV which was completed in January 2009. Deep Down will begin depreciating these assets once they are put into use.

Note 5:          Other Assets

Other assets consisted of the following as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Patents	$174,434	$5,172
Capitalized R&D	270,097	270,097
Deferred financing costs, net of amortization of $0 and $54,560	-	762,700
Lease receivable, long term		173,000
Other	13,305	545
Total other assets	$457,836	$1,211,514

See further discussion of the deferred financing costs in Note 7 under the heading Secured Credit Agreement.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Note 6:          Intangible Assets and Goodwill

Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Deep Down is in the process of finalizing the valuations of certain intangible assets related to the Flotation acquisition; consequently, the initial allocations of the respective purchase price amounts are preliminary and subject to change for a period of one year following the acquisition, although management believes amounts are materially accurate as of December 31, 2008. Estimated intangible asset values, net of recognized amortization expense include the following:

		December 31, 2008			December 31, 2007
	Estimated	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Value	Amortization	Amount	Value	Amortization	Amount

Customer relationship	8-25 Years	$3,515,000	$(403,131)	$3,111,869	$2,869,000	$(11,157)	$2,857,843
Non-Compete Covenant	3-5 Years	1,334,000	(293,916)	1,040,084	458,000	(7,633)	450,367
Trademarks	25-40 Years	3,110,000	(80,393)	3,029,607	1,071,000	(9,563)	1,061,437
Technology	25 Years	11,209,000	(299,880)	10,909,120	-	-	-
Total		$19,168,000	$(1,077,320)	$18,090,680	$4,398,000	$(28,353)	$4,369,647

Estimated amortization expense for each of the five subsequent fiscal years is expected to be:

Years ended December 31,:
2009	$1,308,588
2010	1,308,588
2011	1,113,243
2012	1,008,017
2013	924,588
Thereafter	12,427,656
$18,090,680

The following table presents goodwill as of the dates indicated, as well as changes in the account during the period shown:

Amount
Carrying amount as of December 31, 2007	$10,594,144
Goodwill acquired during the year	4,430,156
Carrying amount as of December 31, 2008	$15,024,300

The increases to goodwill include the adjustment to the Mako purchase price due to the finalization of tax returns as discussed in Note 3 above. Deep Down determined that approximately $1,840,000 of the purchase price was to be allocated to a deferred tax liability due to the difference in the tax balance sheet and book balance sheet related to the intangible and fixed assets.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Note 7:          Long-Term Debt

At December 31, 2008 and 2007 long-term debt consisted of the following:

	December 31, 2008	December 31, 2007

Bank term loan	$1,150,000	$-
Secured credit agreement	-	12,000,000
Debt discount, net of amortization of $0 and $135,931 respectively	-	(1,703,258)
Other bank loans	15,087	916,044
Total secured credit agreements and bank debt	1,165,087	11,212,786
6% Subordinated Debenture	500,000	-
Capital lease obligation	436,300	481,209
Total long-term debt	2,101,387	11,693,995
Current portion of long-term debt	(382,912)	(995,177)
Long-term debt, net of current portion	$1,718,475	$10,698,818

Revolving Credit Line and Term Loan

On November 11, 2008, Deep Down entered into a new Credit Agreement (the “Revolver”) with Whitney National Bank (“Whitney Bank”) as lender. The Revolver provides a commitment to lend to Deep Down of the lesser of $2,000,000 and 80% of eligible receivables (generally defined as current due accounts receivables in which the lender has a first priority security interest).  All of the commitment under the Revolver is also available in commitments for the lender to issue letters of credit for the benefit of Deep Down. Outstanding amounts under the Revolver generally will bear interest at rates based on the British Bankers Association LIBOR Rate for dollar deposits with a term of one month plus an applicable rate of 2.00% to 3.00% based on the leverage ratio of Deep Down.  Accrued interest under the Revolver is payable monthly. Unused portions of the commitment generally accrue a commitment fee of 0.25% to 0.50% based on the leverage ratio of Deep Down and such fee is due and payable by Deep Down quarterly.  The Revolver has a termination date of November 11, 2010. At December 31, 2008, Deep Down has not drawn on any amounts available under the Revolver.

On December 18, 2008, Deep Down entered into an amendment to the Revolver, (the “Term Loan”) with Whitney Bank and received an advance of $1,150,000 on that date.  The Term Loan provides for a 3-year term loan with an annual interest rate of 6.5%, and monthly principal and interest payments paid in arrears of $35,246 per month beginning February 1, 2009, with a maturity of December 18, 2011 (unless accelerated by default under terms of the Revolver). Funds were used towards the purchase price of a new Super Mohawk 21 ROV for use in Deep Down's operations, which was delivered in January 2009. This Term Loan replaces the provision in the Revolver for a five-year term loan, and is subject to the terms and conditions of the Revolver.

Each of Deep Down’s subsidiaries has guaranteed the obligations of Deep Down under the Revolver and as such, Deep Down’s obligations in connection with the Revolver are secured by a first priority lien generally on all of their non real property assets. The terms of the Revolver and the related loan documents subject Deep Down to several covenants, including requirements to: provide security generally on all of Deep Down's non real property assets, cause Deep Down’s subsidiaries to provide guarantees, provide certain financial information to the lender, give inspection rights to the lender, and apply insurance and eminent domain proceeds to repayment of amounts outstanding under the Revolver.  Furthermore, the terms of the Revolver impose restrictions on the ability of Deep Down and its subsidiaries to incur further indebtedness or liens, to make investments in other businesses, to pay dividends, to engage in mergers, acquisitions or dispositions or other lines of businesses, to enter into transactions with their affiliates, to prepay other indebtedness or to make any change in their respective fiscal year or method of accounting (other than changes as required by generally accepted accounting principles in the U.S.).

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Under the Revolver, Deep Down is required to meet certain covenants and restrictions.  The financial covenants are reportable each quarter, beginning with the quarter ending March 31, 2009.  Financial covenants include maintaining total debt to consolidated EBITDA below 2.5 to 1, consolidated EBITDA to consolidated net interest expense and principal payments on the total debt greater than 1.5 to 1, and tangible net worth in excess of $20,000,000 as each term is defined in the Credit Agreement. Other covenants include limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.

Secured Credit Agreement

On August 6, 2007, Deep Down entered into a $6,500,000 secured credit agreement, (the “Credit Agreement”) with Prospect Capital Corporation (“Prospect”) and received an advance of $6,000,000 on that date.  The Credit Agreement provided for a 4-year term, an annual interest rate of 15.5%, with the ability to defer up to 3.0% of interest through a PIK (paid-in-kind) feature and principal payments of $75,000 per quarter beginning September 30, 2008, with the remaining balance outstanding due August 6, 2011. Interest payments were payable monthly, in arrears, on each month-end commencing on August 31, 2007.

On December 21, 2007, Deep Down entered into an amendment to the Credit Agreement (the “Amendment”) to provide the funding for the cash portion of the purchase of Mako. The total commitment available under the Amendment was increased to $13,000,000. Amounts borrowed were $6,000,000 on the increased line for a total of $12,000,000 outstanding. Quarterly principal payments increased to $250,000 beginning September 30, 2008.

Terms of the Credit Agreement also included a detachable warrant to purchase up to 4,960,585 shares of common stock at an exercise price of $0.507 per share.  The warrant had a five-year term and became exercisable on the earlier of the two-year anniversary of the original financing, or upon payment in full of the outstanding balance. The relative fair value of the warrant was estimated to be $1,479,189 based on the Black Scholes pricing model and was recorded as a discount to the note. The assumptions used in the model included (1) expected volatility of 52.7%, (2) expected term of 3.5 years, (3) discount rate of 5% and (4) zero expected dividends.

Additionally, in connection with the initial advance in August 2007 and the additional advance under the Amendment, Deep Down pre-paid $180,000, respectively, in points to the lender which were each treated as discounts to the note.

The discounts associated with the value of the warrants and the cash-based expenses were amortized into interest expense over the life of the Credit Agreement using the effective interest rate method. A total of $1,703,258 and $135,931 of debt discount was amortized into interest expense for the years ended December 31, 2008 and 2007, respectively. The fiscal year 2008 amount included acceleration of the remaining balance due to early payoff of the debt as discussed below.

Deep Down capitalized a total of $555,314 in deferred financing costs related to the original amounts borrowed under the Credit Agreement.  Of this amount, $442,194 was paid in cash to various third parties related to the financing, and the remainder of $113,120 represents the Black Scholes valuation of warrants issued to one of these third party vendors.  The warrant is a detachable warrant to purchase up to 320,000 shares of common stock at an exercise price of $0.75 per share. The warrant has a five-year term and becomes exercisable on the earlier of the two-year anniversary of the original financing, or upon payment in full of the outstanding balance. The assumptions used in the Black Scholes model included (1) expected volatility of 52.7%, (2) expected term of 3.5 years, (3) discount rate of 5% and (4) zero expected dividends.

In connection with the second advance under the Credit Agreement on January 4, 2008, Deep Down capitalized an additional $261,946 in deferred financing costs. Of this amount, $216,000 was paid in cash to various third parties related to the financing, and the remainder of $45,946 represents the Black-Scholes valuation of warrants issued to one of these third party vendors. The detachable warrant was granted to purchase up to 118,812 shares of common stock at an exercise price of $1.01 per share.  The warrant had a five-year term and is immediately exercisable. The fair value of the warrant was estimated to be $45,946 based on the Black Scholes pricing model, using the following assumptions: (1) expected volatility of 61.3%, (2) expected term of 2.5 years, (3) discount rate of 3.2% and (4) zero expected dividends.

The deferred financing costs associated with the value of the warrants and the cash-based expenses were amortized into interest expense over the life of the Credit Agreement using the effective interest rate method.  A total of $762,700 and $54,560 of deferred financing cost was amortized into interest expense for the years ended December 31, 2008 and 2007, respectively. The fiscal year 2008 amount included acceleration due to early payoff of the debt as discussed below.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Cash interest paid for the years ended December 31, 2008 and 2007 was $821,500 and $377,167, respectively. Deep Down paid the full 15.5% and did not exercise the PIK feature for the monthly periods through June 2008 when the debt was paid in full, see details below. Under the Credit Agreement, Deep Down was required to meet certain covenants and restrictions as well as maintain a debt service reserve account.  As of December 31, 2007, $375,000 was classified as “Restricted cash” on the accompanying consolidated balance sheets.

On June 12, 2008, Deep Down paid $12,492,912 to Prospect to pay off the balance outstanding under the Credit Agreement and related interest and early termination fees. In connection with the early payoff, Deep Down accelerated the remaining deferred financing costs totaling $661,149 and recorded this charge as interest expense. Additionally, $1,490,955 in debt discounts were accelerated and recorded as interest expense. Early termination fees of $446,412 were recognized as a loss on early extinguishment of debt. Since the warrants issued in connection with the original Credit Agreement and the Amendment dated January 4, 2008 were detachable, there was no change to these equity instruments. On July 3, 2008, Prospect exercised their outstanding 4,960,585 warrants in a cashless exercise for a total of 2,618,129 shares of Deep Down common stock.

Other Bank Loans

In December 2008, Deep Down entered into an auto loan with 36 monthly payments of $454, including interest at 5.5%, beginning January 22, 2009 through December 22, 2011. The loan is collateralized by the vehicle purchased.

In January 2008, in accordance with the terms of the purchase of Mako, Deep Down paid $916,044 of notes payable plus accrued interest of $2,664. These notes were payable to various banks, with interest rates between 7.85% and 8.3% and were collateralized by Mako assets and life insurance policy.

Exchange of Series E Redeemable Exchangeable Preferred Stock to 6% Subordinated Debenture

On March 31, 2008, 500 shares of the Series E Redeemable Exchangeable Preferred Stock were exchanged into a 6% Subordinated Debenture (the “Debenture”) in an outstanding principal amount of $500,000.  The Debenture has a fixed interest rate of 6% interest per annum to be paid annually on March 31st through maturity on March 31, 2011. See the additional discussion of the terms of the Series E preferred stock at Note 8. Interest expense on the Debenture of $22,603 has been recognized and recorded as an accrued liability for the year ended December 31, 2008.

Capital lease

In February 2007, Deep Down purchased under a seller-financed capital lease, a 100-ton mobile gantry crane and related equipment.  The equipment was delivered and placed into service in March 2007.  In accordance with SFAS 13 “Accounting for Leases” as amended, the lease was capitalized and the lease obligation and related assets recognized on Deep Down’s consolidated balance sheet.  The total value of the lease payments discounted at an 11.2% interest rate, or $525,000, was capitalized.  The off-setting lease obligation is $436,300 at December 31, 2008. See Note 14 regarding the future minimum payments due on the capital lease.

Payment table

Aggregate principal maturities of long-term debt, excluding capital leases which are detailed in Note 14, were as follows for years ended December 31:

Years ended December 31,:
2009	$332,720
2010	385,747
2011	911,564
2012	35,056
$1,665,087

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Note 8:          Preferred Stock

Series D Redeemable Convertible Preferred Stock Classified as Temporary Equity Instruments

During the first quarter of fiscal year 2008, the outstanding 5,000 shares of Series D redeemable convertible preferred stock (“Series D”) were converted into 25,866,518 shares of common stock.  The Series D had a face value and liquidation preference of $1,000 per share, no dividend preference, and were convertible into shares of common stock determined by dividing the face amount by a conversion price of $0.1933.  The Series D had been valued at inception at $4,419,244 based on the Black-Scholes fair value of the Series D.

Series E and G Classified as Liabilities

The Series E and G redeemable exchangeable preferred stock (“Series E” and “Series G”) had a face value and liquidation preference of $1,000 per share, no dividend preference, and were exchangeable at the holder’s option into 6% Subordinated Notes due three years from the date of the exchange. These shares carried voting rights equal to 690 votes per share. The Series E and G preferred stock were valued based on the discounted value of their expected future cash flows, using a discount rate of 20%.  Deep Down evaluated the Series E and G preferred stock and classified them as debt instruments from the date of issuance due to the fact that they were exchangeable at the option of the holder thereof into Notes.  The difference between the face value of the Series E and G preferred stock and the discounted book value recorded on the balance sheet, or original issue discount, was deemed to be non-cash interest expense from the date of issuance through the term of the Stock.

Deep Down was accreting this original issue discount using the effective interest rate method.  Interest expense related to the accretion of the original issue discount totaled $113,589 and $1,644,990 for the years ended December 31, 2008 and 2007, respectively.

On March 31, 2008, 500 shares of the Series E preferred stock were exchanged into a 6% Subordinated Debenture in an outstanding principal amount of $500,000.  The Series E had a face value and liquidation preference of $1,000 per share, no dividend preference, and were exchangeable at the holder’s option into a 6% debenture due three years from the date of the exchange. Upon exchange into the Debenture, Deep Down recorded $113,589 in interest expense for the accretion of the Series E up to face value. See additional discussion of the Subordinated Debenture in Note 7.

In February 2007, Deep Down redeemed 250 shares of Series E preferred stock held by its CEO at the face value of $1,000 per share for a total of $250,000.  Deep Down accreted the remaining discount of $72,799 attributable to such shares on the date of redemption as interest expense.

In May 2007, Deep Down executed a Securities Redemption Agreement with the former CFO of Deep Down to redeem 4,000 shares of Series E preferred stock at a discounted price of $500 per share for a total of $2,000,000.  The discount of $500 per share from the face value of $1,000 was accounted for as a substantial modification of debt, thereby generating a gain on extinguishment of debt which is reflected in other income.  Deep Down accreted the remaining discount of $1,017,707 attributable to such shares on the date of redemption as interest expense.

On September 13, 2007, Deep Down redeemed 2,250 shares of Series E preferred stock owned by the CEO and director, and his wife, a Vice-President and director of Deep Down.  The Series E preferred stock was redeemed for 2,250,000 shares of common stock at the closing price of $0.66 totaling $1,473,750.  Since the shareholders are related parties, no accretion interest was recorded related to the redemption.  The difference between the carrying value of the Series E shares of $1,685,463 and the common stock market value was recorded to Paid in Capital.

Additionally, in October 2007, Deep Down redeemed 1,250 shares of Series E preferred stock at the face value of $1,000 per share for a total of $1,250,000. The Series E preferred shares were redeemed for 1,213,592 shares of common stock at the closing price of $1.03.  Deep Down accreted the remaining discount of $260,520 attributable to such shares on the date of redemption and recorded it as interest expense.

All Series G preferred shares were cancelled and exchanged during the first quarter of 2007. Accordingly, there is no future discount accretion relating to the Series G preferred shares.  See “Series F and G Cancellation and Issuance of Additional Series E” below.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Series F and G Cancellation and Issuance of Additional Series E

On March 20, 2007, Deep Down finalized the terms of an agreement with a former non-employee director who surrendered 25,000,000 shares of common stock for $250,000 in cash. The market value of those shares was $7,250,000. Additionally, he surrendered 1,500 shares of Series F convertible preferred stock with a value of $1,325,773 and 500 shares of Series G exchangeable preferred stock with a value of $357,615 to Deep Down for cancellation in exchange for 1,250 shares of Series E exchangeable preferred stock valued at $945,563. The Series E Preferred Stock was valued based on the discounted value of its expected future cash flows, using a discount rate of 20%.  The difference between the values of the preferred shares surrendered and the newly issued shares was $737,826 which is reflected in paid in capital on the accompanying consolidated balance sheet. In addition, he also kept 500 shares of Series E exchangeable preferred stock he previously owned and agreed to tender his resignation from the Board.

On March 20, 2007, Deep Down issued 2,000 shares of Series E exchangeable preferred stock to John C. Siedhoff, then Chief Financial Officer, and director, valued at $1,512,901 for the surrender of his ownership of 1,500 shares of Series F convertible preferred stock valued at $1,325,773 and 500 shares of Series G exchangeable preferred stock valued at $357,616, which were returned to the transfer agent for cancellation.  The Series E Preferred Stock was valued based on the discounted value of its expected future cash flows, using a discount rate of 20%.  The difference between the values of the surrendered shares and the newly issued shares was $170,489 which is reflected in paid in capital on the accompanying consolidated balance sheet. Deep Down has treated this as a modification of a share-based payment in accordance with the provisions of SFAS No. 123R, “Share-Based Payments”.

Series C Preferred Stock

The Series C shares had a face value and a liquidation preference of $12.50 per share, a cumulative dividend of 7% payable at the conversion date, and were convertible into shares of common stock determined by dividing the face amount by a conversion price of $0.0625. These shares carried no voting rights.  All of the Series C shares were converted in the fourth quarter of fiscal year 2007 to 4,400,000 shares of Deep Down’s common stock.

Note 9:          Common Stock

Private Placement, fiscal year 2008

On June 5, 2008, Deep Down sold 57,142,857 shares of its common stock in a private placement to accredited investors, for $40,000,000 at a per-share price of $0.70 (the “Private Placement”). After transaction costs, Deep Down had net proceeds of $37,059,670. Dahlman Rose & Company, LLC acted as exclusive placement agent for the equity financing.

Deep Down used $22,100,000 of the net proceeds to fund the cash portion of the Flotation purchase, and used $12,492,912 to repay outstanding debt, along with early termination fees, to Prospect on June 12, 2008. Deep Down retained the remaining net proceeds for working capital purposes.

Private Placements, fiscal year 2007

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Other stock issuances

On September 13, 2007, Deep Down redeemed 2,250 shares of Series E preferred stock owned by the Chief Executive Officer and director, and his wife, a Vice-President of Deep Down.  The Series E preferred shares were redeemed for 2,250,000 shares of common stock at the closing price of $0.66.

During the year ended December 31, 2007, we executed a Securities Redemption Agreement with our former chief financial officer to redeem 4,000 shares of Series E exchangeable preferred stock at a discounted price of $500 per share for a total of $2,000,000.  In October 2007, Deep Down made the final payment of $560,000 under the terms of this Securities Redemption Agreement by issuing 543,689 shares of common stock valued at the closing price of $1.03 on the same day.

Note 10:         Stock-Based Compensation

Deep Down has a stock-based compensation plan - the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”). Deep Down accounts for stock-based compensation expense under SFAS No. 123 (Revised 2004), “Share-based Payment,” (“SFAS No. 123(R)”). The exercise price of the options, as well as the vesting period, is established by Deep Down’s Board of Directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. Under the Plan, the total number of options permitted is 15% of issued and outstanding common shares. During the year ended December 31, 2008, Deep Down granted 4,200,000 options and 1,200,000 shares of restricted stock, and cancelled 875,000 options subject to forfeitures under the Plan. Based on the shares of common stock outstanding at December 31, 2008, there were approximately 17,336,000 options available for grant under the Plan as of that date.

In December 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. Deep Down did not have stock options outstanding until fiscal year 2007, and has exercised a relatively small amount of shares, and thus does not have adequate historical data to determine option lives. Therefore, Deep Down will continue to use the simplified method as allowed under the provision of SAB 110.

Shares issued for Service

On February 14, 2008, Deep Down issued 1,200,000 restricted shares to executives and employees on February 14, 2008 which vest on February 14, 2010, provided such respective recipient remains employed with Deep Down on such date. The shares were valued at a price of $0.42 based on the closing price of common stock on that date. The shares vest on the second anniversary of the grant date, and Deep Down is amortizing the related stock-based compensation of $504,000 over the 2 year period. For the year ended December 31, 2008, Deep Down recognized a total of $220,500 in stock-based compensation related to these issued shares of restricted stock; the unamortized portion of the estimated fair value of restricted stock is $283,500 at December 31, 2008.

The following table summarizes Deep Down’s restricted stock activity for the year ended December 31, 2008. The aggregate intrinsic value is based upon the closing price of $0.16 of Deep Down’s common stock on December 31, 2008.

	Restricted Shares	Weighted- Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	-
Grants	1,200,000	$0.42
Outstanding at December 31, 2008	1,200,000	$0.42	$-

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Stock Option Activity During 2008

During the year ended December 31, 2008, Deep Down granted 4,200,000 options under the Plan as detailed below. On June 17, 2008, Deep Down effected a cashless exercise of 50,000 employee stock options for 29,339 net shares of common stock issued in accordance with terms of the Plan.

During the year ended December 31, 2008, Deep Down granted an aggregate of 350,000 stock options to various employees with exercise prices between $0.71 and $0.88, reflecting the respective closing price on the applicable date of grant. The fair value of such options was $114,737 based on the Black-Scholes option pricing model. Additionally, Deep Down issued 600,000 stock options to employees of Flotation in connection with that acquisition.

On February 14, 2008, Deep Down issued an aggregate of 3,000,000 stock options to Ronald E. Smith, Robert E. Chamberlain, and Eugene L. Butler, with an exercise price per share of $1.50, which was in excess of the day’s closing price of $0.42. The fair value of such options was $145,764 based on the Black-Scholes option pricing model.

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

Stock Options Granted During 2007

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

Summary of Stock Options

Deep Down is expensing all stock options on a straight line basis over the requisite expected service periods. The total stock-based compensation expense for stock options for the years ended December 31, 2008 and 2007, respectively, was $584,009 and $187,394, respectively. The unamortized portion of the estimated fair value of outstanding stock options is $718,912 at December 31, 2008.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

The following table summarizes Deep Down’s stock option activity for the year ended December 31, 2008. The aggregate intrinsic value is based on the closing price of $0.16 on December 31, 2008.

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2006	-	$-
Grants	5,500,000	$0.58
Outstanding at December 31, 2007	5,500,000	$0.58
Grants	4,200,000	1.35
Exercises	(50,000)	0.50
Cancellations & Forfeitures	(1,583,333)	0.70
Outstanding at December 31, 2008	8,066,667	$0.96	2.3	$-
Exerciseable at December 31, 2008	1,720,834	$0.57	1.6	$-

The following summarizes Deep Down’s outstanding options and their respective exercise prices at December 31, 2008:

Exercise Price	Shares Underlying Options
$ 0.30 - 0.49	100,000
$ 0.50 - 0.69	3,716,667
$ 0.70 - 0.99	450,000
$ 1.00 - 1.29	800,000
$ 1.30 - 1.50	3,000,000
8,066,667

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the year ended December 31, 2008:

Dividend yield	0%
Risk free interest rate	2.64% - 2.84%
Expected life of options	3 years
Expected volatility	53.3% - 63.3%

Note 11:         Warrants

In connection with the purchase of Flotation, Deep Down issued warrants to purchase 200,000 common shares at $0.70 per share to an entity affiliated with the selling shareholders in consideration for the acquisition of related technology. The warrants are exercisable at any time from June 3, 2009 through September 3, 2011 and include piggyback registration rights with respect to the underlying shares of common stock.  Deep Down valued the warrants at $121,793 based on the Black Scholes option pricing model and included this value in the purchase price allocation relating to Flotation.

On August 6, 2007, as part of the Credit Agreement with Prospect, described above in Note 7, Deep Down issued detachable warrants to purchase up to 4,960,585 shares of common stock with an exercise price of $0.51, for a term of five years, with vesting occurring on the earlier of the second anniversary of the agreement or upon payment in full of the debt. On July 3, 2008, the holder of these warrants exercised the warrants for a total of 2,618,129 shares of Deep Down’s common stock in a cashless exercise.

Additionally, as part of the Credit Agreement with Prospect, described above in Note 7, Deep Down issued a detachable warrant to purchase up to 320,000 shares of common stock at an exercise price of $0.75, for a term of five years, with vesting occurring on the earlier of the second anniversary of the agreement or upon payment in full of the debt. In connection with the second advance under the Credit Agreement with Prospect, Deep Down granted a detachable warrant to purchase up to 118,812 shares of common stock at an exercise price of $1.01 per share.  This warrant has a five-year term and is immediately exercisable.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

A summary of warrant transactions follows. The aggregate intrinsic value is based on the closing price of $0.16 on December 31, 2008.

	Shares Underlying Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2006	-	$-
Grants	5,399,397	0.53
Outstanding at December 31, 2007	5,399,397	0.53
Grants	200,000	0.70
Exercised	(4,960,585)	0.51
Outstanding at December 31, 2008	638,812	$0.78	4.0	$-
Exerciseable at December 31, 2008	438,812	$0.82	4.0	$-

The following summarizes Deep Down’s outstanding warrants and their respective exercise prices at December 31, 2008:

Exercise Price	Shares Underlying Warrants
$ 0.70 - 0.99	520,000
$ 1.01	118,812
638,812

The fair value of each warrant grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the years ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Dividend yield	0%	0%
Risk free interest rate	2.52%	3.18% - 5.0%
Expected life of options	2 years	2.5 - 3.5 years
Expected volatility	51.70%	52.7% - 61.3%

Note 12:         Income Taxes

The provision for income taxes on income from continuing operations is comprised of the following for the years ended December 31, 2008 and 2007.  The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below for the years ended December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007
Federal:
Current	$(453,602)	$402,619
Deferred	(855,703)	(75,810)
Total Federal	$(1,309,305)	$326,809
State:
Current	$266,933	$42,864
Deferred	-	-
Total State	$266,933	$42,864
Total income tax expense (benefit)	$(1,042,372)	$369,673

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

	Year ended
	December 31, 2008	December 31, 2007
Income tax expense at federal statutory rate	34.0%	34.0%
State taxes, net of federal expense	-3.3%	0.0%
Deferred financing	-7.6%	0.0%
Accretion	-2.1%	3.2%
Other, net	-1.4%	-9.2%
Total effective rate	19.6%	28.0%

Income tax benefit was $1,042,372 for the year ended December 31, 2008 compared to income tax expense of $369,673 for the previous year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follows at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Allowance For Bad Debt	$195,492	$47,528
Net Operating Loss	1,060,998	-
Stock Compensation	315,827	117,264
Section 263 (a) Adjustment	21,354	-
Depreciation on property and equipment	-	32,577
Charitable Contributions	54	54
Other	-	1,616
Total deferred tax assets	$1,593,725	$199,039
Deferred tax liabilities:
Depreciation on property and equipment	$(797,224)	$-
Intangible Amortization	(1,389,720)	$(5,965)
Total deferred tax liabilities	$(2,186,944)	$(5,965)
Less: valuation allowance	(315,826)	$(117,264)
Net deferred tax assets (liabilities)	$(909,045)	$75,810

Deep Down has $3,120,583 in net operating loss (“NOL”) carry forwards available to offset future or prior taxable income.  These federal NOL’s will expire in 2028. As of December 31, 2008, these NOL’s are not limited under Section 382.

Deep Down has recorded a deferred tax liability of $1,840,563 for the temporary difference arising from the intangible assets acquired in the Mako transaction.

A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Management analyzed its current operating results and future projections and determined that a valuation allowance was needed to the extent it applied to the future benefits related to the stock based compensation.  A valuation allowance for the NOL and other deferred tax assets was not needed at December 31, 2008, based on the more likely than not threshold of the NOL’s being realized.

Note 13:         Related Party Transactions

Deep Down leases all buildings, structures, fixtures and other improvements at the Channelview, Texas location from JUMA, LLC, a company owned by Ronald E. Smith, President and CEO and a director of Deep Down and Mary L. Budrunas, a Vice President and director of Deep Down. The base rate of $15,000 per month is payable to JUMA, LLC through August 31, 2013, together with all costs of maintaining, servicing, repairing and operating the premises, including insurance, utilities and property taxes.

On March 28, 2008, Deep Down redeemed 4,500 shares of Series D preferred stock owned by Ronald Smith and Mary Budrunas.  The Series D preferred shares were redeemed for 23,279,876 shares of common stock.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Note 14:         Commitments and Contingencies

Litigation

Deep Down is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, Deep Down is not currently involved in any material legal proceedings except as noted below.

Deep Down is currently in arbitration with the former stockholders of Flotation Technologies, Inc. regarding the proper calculation of the “Cash Price Adjustment” pursuant to the Stock Purchase Agreement by and between Deep Down, Flotation Technologies, Inc. and its stockholders dated April 17, 2008. Any purchase price adjustment will be allocated to the goodwill balance once the preliminary estimates are finalized within the one year time frame.

In connection with the Private Placement in June 2008, Deep Down filed an initial Registration Statement on Form S-1 on July 21, 2008 to register the shares issued. Pursuant to the Registration Rights Agreement, Deep Down was obligated to have the Registration Statement declared effective by September 3, 2008, the Required Effective Date, or the Company would be required to pay damages to the purchasers in the Private Placement for each day following the Required Effective Date, until but excluding the date the Commission declares the Registration Statement effective. The Registration statement has not been declared effective by the SEC. Deep Down has evaluated this obligation under the Registration Rights Agreement for liability treatment under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS 5”) and Financial Statement Staff Position (FSP) EITF 00-19(2) “Accounting for Registration Payment Arrangements” and determined that the registration rights met the definition of a liability under the authoritative guidance and has reserved $1,212,120 in potential damages under terms of the Private Placement for the 90-day period September 4 to December 4, 2008. Deep Down obtained an opinion from legal counsel allowing removal of the related stock’s restrictive legends, which was deemed to be equivalent and thus satisfying the registration rights requirements.

Leases

Deep Down leases certain offices, facilities, equipment and vehicles under noncancelable operating and capital leases expiring at various dates through 2016.

At December 31, 2008, future minimum contractual obligations were as follows:

Years ended December 31,:	Capital Leases	Operating Leases
2009	$96,428	$738,264
2010	96,428	646,871
2011	96,428	531,033
2012	96,428	481,531
2013	96,428	384,080
Thereafter	16,072	376,131
Total minimum lease payments	$498,212	$3,157,910
Residual principal balance	105,000
Amount representing interest	(166,912)
Present value of minimum lease payments	$436,300
Less current maturities of capital lease obligations	50,192
Long-term contractal obligations	$386,108

Rent expense totaled $525,627 and $186,866 for the years ended December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements for the Years ended December 31, 2008 and 2007

Letters of Credit

Certain customers require us to post a bank letter of credit guarantee. These letters of credit assure our creditors that we will perform under terms of our contract and with associated vendors and subcontractors. In the event of default, the creditor may demand payment from the bank under a letter of credit. To date, there have been no significant expenses related to letters of credit for the periods reported. We were contingently liable for secured and unsecured letters of credit of $135,000 as of December 31, 2008, which is offset by restricted cash in the same amount.

In December 2008, Deep Down amended the credit agreement with Whitney Bank as more fully described in Note 7. The credit agreement provides for letters of credit, which Deep Down executed a letter of credit with a customer for $1,107,456 subsequent to December 31, 2008. See further discussion at Note 15.

Additionally, Deep Down has a letter of credit in the amount of $135,855 representing a performance guarantee that was filed with the planning office of the City of Biddeford, Maine related to improvements planned to the Flotation site. The offsetting restricted cash is reflected on the balance sheet.

Note 15:         Subsequent Events

Deep Down’s credit agreement with Whitney Bank provides for letters of credit, which Deep Down executed an irrevocable transferrable standby letter of credit with a customer for $1,107,456 on February 10, 2009. The letter of credit was executed as a guarantee of performance by Deep Down and its subsidiaries on a contract, allows partial and multiple drawings, and expires August 31, 2009 with an automatic one-year extension period unless cancelled 90 days in advance of the expiration date.

Amendment to credit agreement and new loan agreement

On March 5, 2009, Deep Down’s wholly owned subsidiary, Flotation, obtained loan proceeds in the principal amount of approximately $1,840,000 pursuant to a loan agreement Flotation and Deep Down entered into with TD Bank, N.A. (“TD Bank”) as of February 13, 2009.  This loan agreement provides a further commitment to Flotation for advancement of principal in the amount of $320,000. Loans under the loan agreement are generally secured by Flotation’s operational premises in Biddeford, Maine under a mortgage and security agreement and a collateral assignment of leases and rents.  In connection with the loan agreement, TD Bank required that Deep Down enter into a debt subordination agreement that subordinated any debt Flotation owes to Deep Down other than accounts payable between them arising in the ordinary course of business.  Furthermore, as part of the loan agreement TD Bank required a “negative pledge” that prohibits Flotation and Deep Down from granting security interests in Flotation’s personal property, other than such security interests granted in respect of Deep Down’s primary facility for borrowed money (as currently held with Whitney Bank). Deep Down is obligated to repay proceeds funded on March 5, 2009 based on a schedule of monthly installments of approximately $13,000, with an initial payment on March 13, 2009 and a final payment of all remaining outstanding and unpaid principal and accrued interest in February 2016.  However, upon advancement of any portion of the $320,000 additional principal amount available under the loan agreement, TD Bank will recalculate the monthly installments to an amount that will fully amortize the then outstanding principal balance over a 20-year amortization schedule.

In connection with such loan for Flotation, Deep Down entered into a second amendment of its existing credit facility with Whitney Bank to permit such loan and the security and other arrangements relating to Flotation’s loan agreement.  The terms of the second amendment also included a guarantor’s consent and agreement, to be signed by each of Deep Down’s subsidiaries as guarantors of the obligations of Deep Down under such existing credit facility, that Whitney Bank required as a condition to the effectiveness of the second amendment. Additionally, Whitney Bank required that Deep Down International Holdings, LLC, a Nevada limited liability company and wholly owned subsidiary of Deep Down formed in February 2009, enter into joinder agreements for the guaranty and security agreement arrangements generally required of Deep Down’s subsidiaries under the existing credit facility. Deep Down International Holdings, LLC currently has no material assets or operations.