Form 10-K/A
period 2007-12-31
Deep Down, Inc.
filed 2009-04-01
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K/A
(Amendment No. 5 )

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File No. 0-30351

DEEP DOWN, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2263732
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8827 W. Sam Houston Pkwy N., Suite 100 Houston, Texas	77040
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (281) 517-5000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes       ☒ No

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
Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of March 28, 2008 (based on the closing price on that date) was $31,406,139.

At March 28, 2008, the issuer had outstanding 115,846,019 shares of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

This Annual Report on Form 10-K/A is filed as an amendment to the Annual Report on Form 10-KSB filed by Deep Down, Inc. (the “Company” or “Deep Down”) on April 1, 2008 (the “Original 10-KSB”). Deep Down received an SEC comment letter dated February 26, 2009, stating that the SEC requires that we amend the Form 10-K for December 31, 2007 to present supplemental audited predecessor financial statements for Deep Down, Inc. for the period from  January 1, 2006 through November 20, 2006 (the date preceding its purchase by the successor entity). As a result, the Company has determined to file this Amendment No. 5 (this “Amendment”) to the original Form 10-KSB for the following reasons: (1) to include the required disclosures under provisions of SFAS 131, “Segment Reporting,”  included in Item.1 Business Overview on page 5 and Footnote 1 to the Consolidated Financial Statements on page F-9, (2) to present supplemental audited predecessor company financial statements for Deep Down, Inc. for the period from January 1, 2006 through November 20, 2006, in accordance with Rule 310(a) of Regulation S-B on pages F-4 through F-7, including the additional required footnote disclosures in Notes 1 and 14 to the Consolidated Financial Statements on pages F-8 and F-30 through F-32, respectively and (3) in connection with the SEC comment letter dated February 26, 2009, to change our evaluation of Disclosure Controls and Procedures to “not-effective” on page 26 in Item 8a.

Except as presented in this Amendment and except for Exhibits 31.1, 31.2, 32.1 and 32.2, this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures.

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

Segments

For the fiscal year ended December 31, 2007, the operations of Deep Down’s subsidiaries have been aggregated into a single reporting segment under the provisions of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). We determined that the operating segments of Delaware, ElectroWave, and Mako (as of their respective acquisition dates) may be aggregated into a single reporting segment because aggregation is consistent with the objective and basic principles of paragraph 17 of SFAS 131. While the operating segments have different product lines, they are very similar with regards to the five criteria for aggregation. They are all service-based operations revolving around our personnel’s expertise in the deep water industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation as part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics were similar with regard to their gross margin percentages for the fiscal year ended December 31, 2007.

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

Net Income (loss)

Net income increased by approximately $3. 8 million to $1.0 million for the twelve months ended December 31, 2007 as compared to a loss of approximately $2.8 million for the comparable period in 2006 due to the items discussed above ..

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

Item 8.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  This determination was in response to the SEC comment letter received February 26, 2009, in which the SEC stated that they require that we present the audited predecessor financial statements for Deep Down, Inc. for the period from January 1, 2006 through November 20, 2006 prior to its purchase by the successor entity, in accordance with Rule 310(a) of Regulation S-B.  We have supplemented this Form 10-K/A with this required information.

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

Dated: March 31, 2009

/s/ EUGENE L. BUTLER
Eugene L. Butler
Chief Financial Officer (Principal Financial Officer)

Dated: March 31, 2009

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints RONALD E. SMITH and EUGENE L. BUTLER, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substititon for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ RONALD E. SMITH	President, Chief Executive Officer and Director	March 31, 2009
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer and Director	March 31, 2009
Eugene L. Butler	(Principal Financial Officer)

/s/ ROBERT E. CHAMBERLAIN, JR.	Chairman, Chief Acquisitions Officer and Director	March 31, 2009
Robert E. Chamberlain, Jr.

/s/ MARY L. BUDRUNAS	Vice-President, Director, and Corporate Secretary	March 31, 2009
Mary L. Budrunas

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Down, Inc., Houston, Texas

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. (the “Company”), as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007. We have also audited the accompanying statements of operations, changes stockholders’ deficit and cash flows for the period from inception (June 29, 2006) through December 31, 2006 (Successor), and for the 324 day period from January 1, 2006 to November 20, 2006 (Predecessor).  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 31, 2008
Except for Note 14 which is dated March 30, 2009

Deep Down, Inc.
Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Cash and equivalents	$2,206,220	$12,462
Restricted cash	375,000	-
Accounts receivable, net of allowance of $139,787 and $81,809	7,190,466	1,264,228
Prepaid expenses and other current assets	312,058	156,975
Inventory	502,253	-
Lease receivable, short term	414,000	-
Work in progress	945,612	916,485
Receivable from Prospect, net	2,687,333	-
Total current assets	14,632,942	2,350,150
Property and equipment, net	5,172,804	845,200
Other assets, net of accumulated amortization of $54,560 and $0	1,109,152	-
Lease receivable, long term	173,000	-
Intangibles, net	4,369,647	-
Goodwill	10,594,144	6,934,213
Total assets	$36,051,689	$10,129,563

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued liabilities	$3,569,826	$816,490
Deferred revenue	188,030	190,000
Payable to Mako Shareholders	3,205,667	-
Current portion of long-term debt	995,177	410,731
Total current liabilities	7,958,700	1,417,221
Long-term debt, net of accumulated discount of $1,703,258 and $0	10,698,818	757,617
Series E redeemable exchangeable preferred stock, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
500 and 5,000 issued and outstanding, respectively	386,411	3,486,376
Series G redeemable exchangeable preferred stock, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock
-0- and 1,000 issued and outstanding, respectively	-	697,275
Total liabilities	19,043,929	6,358,489

Temporary equity:
Series D redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate shares of all series of Preferred stock 5,000 issued and outstanding	4,419,244	4,419,244
Series F redeemable convertible preferred stock, $0.01 par value, face value and liquidation preference of $1,000 per share, no dividend preference, authorized 10,000,000 aggregate of all series of Preferred stock -0- and 3,000 issued and outstanding, respectively	-	2,651,547
Total temporary equity	4,419,244	7,070,791

Stockholders' equity (deficit):
Series C convertible preferred stock, $0.001 par value, 7% cumulative dividend, authorized 10,000,000 aggregate shares of all series of Preferred stock
-0- and 22,000 shares issued and outstanding, respectively	-	22
Common stock, $0.001 par value, 490,000,000 shares authorized, 85,976,526
and 82,870,171 shares issued and outstanding, respectively	85,977	82,870
Paid in capital	14,849,847	(82,792)
Accumulated deficit	(2,347,308)	(3,299,817)
Total stockholders' equity (deficit)	12,588,516	(3,299,717)
Total liabilities and stockholders' equity	$36,051,689	$10,129,563

Deep Down, Inc.
Consolidated Statements of Operations

	Successor	Successor	Predecessor
	Company	Company	Company

	Year Ended December 31, 2007	Period since inception, June 29, 2006 to December 31, 2006 (1)	For the 324-Day Period from January 1, 2006 to November 20, 2006

Revenues
Contract revenue	$15,652,848	$978,047	$7,843,102
Rental revenue	3,736,882	-	-
Total revenues	19,389,730	978,047	7,843,102

Cost of sales	13,020,369	565,700	4,589,699

Gross profit	6,369,361	412,347	3,253,403

Operating expenses:
Selling, general & administrative	4,284,553	3,600,627	2,115,947
Depreciation	426,964	27,161	139,307

Total operating expenses	4,711,517	3,627,788	2,255,254

Operating income (loss)	1,657,844	(3,215,441)	998,149

Other income (expense):
Gain on debt extinguishment	2,000,000	-	-
Interest income	94,487	-	-
Interest expense	(2,430,149)	(62,126)	(141,130)

Total other income (expense)	(335,662)	(62,126)	(141,130)

Income (loss) from continuing operations	1,322,182	(3,277,567)	857,019
Income tax provision	(369,673)	(22,250)	-
Net income (loss)	$952,509	$(3,299,817)	$857,019

Basic earnings (loss) per share	$0.01	$(0.04)
Weighted average common shares outstanding	73,917,190	76,701,659

Diluted earnings (loss) per share	$0.01	$(0.04)
Weighted average common shares outstanding	104,349,455	76,701,569

(1) Consistent with the provisions of FAS 141 regarding Business Combinations, this column contains the operating results of SubSea Acquisition Corporation ("Subsea") since its inception on June 29, 2006, plus the operating results of Deep Down, Inc. from November 21, 2006, its acquisition date by Subsea.

Deep Down, Inc. and Subsea subsequently completed a parent subsidiary merger with its parent assuming the name Deep Down, Inc.

See accompanying notes to financial statements.

Deep Down, Inc.
Statements of Changes in Stockholders' Equity

					Additional
	Common Stock		Series C Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005 (Predecessor)	1,000	$201,000	-	$-	$37,430	$693,951	$932,381
Contribution to capital - Juma gain	-				191,766		191,766
Distribution of capital - Juma	-					(492,406)	(492,406)
Distributions of capital						(557,502)	(557,502)
Net income						857,019	857,019

Balance November 21, 2006(Predecessor)	1,000	201,000	-	-	229,196	501,062	931,258

Purchase accounting	(1,000)	(201,000)			(229,196)	(501,062)	(931,258)
Purchase by Subsea	9,999,999	100					100
Exchange shares by DDI	(9,999,999)						-
Exchange adjustment	75,000,000	749,900			(749,900)		-
Reclassification of par value (a)		(675,000)			675,000		-

Balance at June 29, 2006 (inception) (Successor)	75,000,000	75,000	-	-	(74,900)	-	100

Reverse merger with MediQuip	7,870,171	7,870	22,000	22	(7,892)	-	-
Net loss	-	-	-	-	-	(3,299,817)	(3,299,817)

Balance at December 31, 2006 (Successor)	82,870,171	82,870	22,000	22	(82,792)	(3,299,817)	(3,299,717)

Net income	-	-	-	-	-	952,509	952,509
Shares repurchased	(25,000,000)	(25,000)			(225,000)		(250,000)
Redemption of Preferred	3,463,592	3,464			3,840,314		3,843,778
Redemption of Preferred C	4,400,000	4,400	(22,000)	(22)	(4,378)		-
Stock issued for debt payment	543,689	544			559,456		560,000
Stock issued for acquisition of a business	6,574,074	6,574			4,989,723		4,996,297
Private Placement offering	13,125,000	13,125			3,946,875		3,960,000
Stock based compensation	-	-			187,394		187,394
Debt discount					1,638,255		1,638,255

Balance at December 31, 2007 (Successor)	85,976,526	$85,977	-	$-	$14,849,847	$(2,347,308)	$12,588,516

(a) Shares were stated at par value of $0.01 in error. The correct par value of $0.001 has been reclassified with offset to additional paid-in capital.

See accompanying notes to financial statements.

Deep Down, Inc.
Consolidated Statements of Cash Flows

	Successor	Successor	Predecessor
	Company	Company	Company

	Year Ended December 31, 2007	Period since inception, June 29, 2006 to December 31, 2006	For the 324-Day Period from January 1, 2006 to November 20, 2006
Cash flows from operating activities:

Net income (loss)	$952,509	$(3,299,817)	$857,019
Adjustments to reconcile net income to net cash used in
operating activities:
Gain on extinguishment of debt	(2,000,000)
Non-cash amortization of debt discount	1,780,922	48,179	-
Non-cash amortization of deferred financing costs	54,016	-	-
Share-based compensation	187,394	3,340,792	-
Allowance for doubtful accounts	108,398	-	75,880
Depreciation and amortization	426,964	27,163	139,307
Gain on disposal of equipment	24,336	-	-
Changes in assets and liabilities:
Lease receivable	(863,000)	-	-
Accounts receivable	(4,388,146)	(251,001)	(166,724)
Prepaid expenses and other current assets	(54,310)	23,335	34,469
Inventory	(502,253)	-	238
Work in progress	246,278	(90,326)	(826,159)
Accounts payable and accrued liabilities	1,022,726	145,433	255,243
Deferred revenue	(1,970)	-	190,000
Net cash used in operating activities	$(3,006,136)	$(56,242)	$559,273
Cash flows used in investing activities:
Cash acquired in acquisiion of a business	261,867	101,497	-
Cash paid for third party debt	(432,475)	-	-
Cash received from sale of ElectroWave receivables	261,068	-	-
Cash paid for final acquisition costs	(242,924)	-	-
Purchases of equipment	(830,965)	-	(360,978)
Proceeds from sale of land and building	-	-	78,419
Restricted cash	(375,000)	-	-
Net cash used in investing activities	$(1,358,429)	$101,497	$(282,559)
Cash flows from financing activities:
Payment for cancellation of common stock	(250,000)	-	-
Distributions of capital	-	-	(557,502)
Redemption of preferred stock	(250,000)	-	-
Proceeds from sale of common stock, net of expenses	3,960,000	-	-
Proceeds from sales-type lease	276,000	-	-
Borrowings on debt - related party	150,000	-	-
Payments on debt - related party	(150,000)	-	-
Borrowings on long-term debt	6,204,779	-	512,212
Payments of long-term debt	(2,760,258)	(32,893)	(212,091)
Borrowings on line of credit	-	-	950,004
Payments on line of credit	-	-	(1,000,004)
Deferred financing fees	(442,198)	-	-
Prepaid points	(180,000)	-	-
Net cash provided by financing activities	$6,558,323	$(32,893)	$(307,381)
Change in cash and equivalents	2,193,758	12,362	(30,667)
Cash and cash equivalents, beginning of period	12,462	100	132,264
Cash and cash equivalents, end of period	$2,206,220	$12,462	$101,597

See accompanying notes to financial statements.

Deep Down, Inc.
Consolidated Statements of Cash Flows

	Successor	Successor	Predecessor
	Company	Company	Company

	Year Ended December 31, 2007	Period since inception, June 29, 2006 to December 31, 2006	For the 324-Day Period from January 1, 2006 to November 20, 2006
Supplemental schedule of noncash investing
and financing activities:
Stock issued for acquisition of Mako	$4,996,297	$-	$-
Receivable from lender - Prospect Capital Corporation	$5,604,000	$-	$-
Payable to Mako Shareholders	$(2,916,667)	$-	$-
Acquisition of a business - Electrowave	$(190,381)	$-	$-
Exchange of receivables for acquisition of a business	$280,680	$-	$-
Correction of common stock par value to paid in capital	$114,750	$-	$-
Fixed assets purchased with capital lease	$525,000	$-	$-
Transfer work in progress to fixed assets	$110,181	$-	$-
Exchange of Series E preferred stock	$3,366,778	$-	$-
Redemption of Series E preferred stock	$4,935,463	$-	$-
Common stock issued for notes payable	$560,000	$-	$-
Creation of debt discount due to warrants issued to lender	$1,479,189	$-	$-
Creation of deferred financing fee due to warrants issued to third party	$159,066	$-	$-
Supplemental Disclosures:
Cash paid for interest	$594,667	$-	$-
Cash paid for taxes	$114,970	$-	$-

See accompanying notes to financial statements.

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

Consistent with the provisions of SFAS 141 “Business Combinations,” the successor company’s financial statements contain the operating results of Subsea since its inception on June 29, 2006, plus the operating results of Deep Down, Inc. from November 21, 2006, (its acquisition date by Subsea.) The predecessor company’s financial statements are presented in accordance with Rule 310(a) of Regulation S-B, and contain the operating results of Deep Down, Inc. from January 1, 2006 to November 20, 2006. Per Rule 405 of Regulation C, the term “predecessor” means a person the major portion of the business and assets of which another person acquired in a single succession, or in a series of related successions in each of which the acquiring person acquired the major portion of the business and assets of the acquired person.

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

Segments

For the fiscal year ended December 31, 2007, the operations of Deep Down’s subsidiaries have been aggregated into a single reporting segment under the provisions of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). We determined that the operating segments of Delaware, ElectroWave, and Mako (as of their respective acquisition dates) may be aggregated into a single reporting segment because aggregation is consistent with the objective and basic principles of paragraph 17 of SFAS 131. While the operating segments have different product lines, they are very similar with regards to the five criteria for aggregation. They are all service-based operations revolving around our personnel’s expertise in the deep water industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation as part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics were similar with regard to their gross margin percentages for the fiscal year ended December 31, 2007.

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

The original Credit Agreement provides for a 4-year term, an annual interest rate of 15.5%, with the ability to defer up to 3.0% of interest through a PIK (paid-in-kind) feature and principal payments of $75,000 per quarter beginning September 30,2008, with the remaining balance outstanding due August 6, 2011.  Interest payments are payable monthly, in arrears, on each month end commencing on August 31, 2007.  Interest paid through December 31, 2007 was $377,167.  Deep Down paid the full 15.5% and did not exercise the PIK feature for the monthly periods through December 2007.

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

Note 14:                      Predecessor Company Financial Statements

Basis of Presentation

Deep Down has presented the supplemental audited predecessor company financial statements for Deep Down, Inc., a Delaware corporation ("Deep Down Delaware") for the period from January 1, 2006 through November 20, 2006, in accordance with Rule 310(a) of Regulation S-B.  Per Rule 405 of Regulation C, the definition of a predecessor is a person the major portion of the business and assets of which another person acquired in a single succession, or in a series of related successions in each of which the acquiring person acquired the major portion of the business and assets of the acquired person. On June 29, 2006, Subsea was formed by three shareholders with the intent to acquire offshore energy service providers. On November 21, 2006, Subsea acquired Deep Down Delaware, a Sub chapter S corporation founded in 1997. Under the terms of this transaction, all of Deep Down Delaware’s shareholders transferred ownership of all of Deep Down Delaware’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D preferred stock and 5,000 shares of Subsea’s Series E preferred stock resulting in Deep Down Delaware becoming a wholly-owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down Delaware, with the surviving company operating as Deep Down Delaware. Each share of common stock of Subsea was converted into 3,333.33 shares of common stock of Deep Down Delaware; and each share of preferred stock of Subsea was converted into one share of the identical series of preferred stock of Deep Down Delaware. This transaction was accounted for as a purchase, with Subsea being the accounting acquirer based on a change in voting control. Consistent with the provisions of SFAS 141 “Business Combinations,” the successor company’s financial statements contain the operating results of Subsea since its inception on June 29, 2006, plus the operating results of Deep Down Delaware from November 21, 2006 (its acquisition date by Subsea).

Significant Accounting Policies

See Note 1 for a description of significant accounting policies followed by the predecessor entity.

Concentrations

Deep Down Delaware maintained cash balances with several banks. Accounts at each institution were insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At November 20, 2006, Deep Down Delaware had uninsured cash balances approximating $1,597.

For the period from January 1, 2006 to November 20, 2006, Deep Down Delaware’s four largest customers accounted for 16%, 12%, 10% and 5% of total revenues.

Sale-Leaseback

In September 2006, Deep Down Delaware sold to and leased back from JUMA, LLC its building and land that serves as its primary operating facilities. Under the terms of the agreement, consideration received was in the form of $492,406 of cash and $686,463 of debt assumed, totaling $1,178,869. The consideration or sales price, net of related expenses, exceeded the net book value of the land and buildings by $191,766. This amount was recorded as a contribution to capital on Deep Down Delaware’s balance sheet due to the related party nature (See Related Party Footnote Note 11) of the transaction. The related lease calls for 60 monthly payments of $11,000. The lessee is responsible for maintenance, insurance and property taxes.

Capital Resources and Liquidity

Management of Deep Down Delaware established an allowance for uncollectible accounts of $80,515 as of November 20, 2006. Bad debt expense totaled $75,880 for the period from January 1, 2006 to November 20, 2006.  Depreciation expense on fixed assets totaled $139,307, and cash totaling $360,978 was used for purchase of fixed assets.

During the period from January 1, 2006 to November 20, 2006, Deep Down Delaware entered into a new loan agreement with a bank and received gross proceeds of $496,800. Such proceeds were used for working capital and to repay existing debt balances.  Deep Down Delaware was required to make monthly principal and interest payments with a fixed interest rate of 7.5%; with the final payment due in September, 2008. A total of $212,091 was paid as principal payments on all outstanding long-term debt during the period.

Additionally, during that same period, Deep Down Delaware amended its line of credit agreement with a bank. Under the terms of the amended agreement, Deep Down Delaware was permitted to borrow up a maximum of the lesser of either: 80% of Deep Down Delaware’s third party receivables or $1,000,000. The line of credit was due on demand or at its maturity date of June 22, 2007. Outstanding balances accrued interest at a rate of prime (8.25% at September 30, 2006) plus 1%. During the period, Deep Down Delaware borrowed $950,004 under the line of credit, and paid back the total outstanding of $1,000,004.

Distributions of $557,502 were paid to the original owners of Deep Down Delaware.