Form 10-Q
period 2009-03-31
Deep Down, Inc.
filed 2009-05-11
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

At May 8, 2009, there were 179,700,630 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

Deep Down, Inc., a Nevada corporation (“Deep Down”), is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), since its acquisition effective April 2, 2007, Mako Technologies, LLC, a Nevada limited liability company (“Mako”), since its acquisition effective December 1, 2007, Flotation Technologies, Inc., a Maine corporation (“Flotation”), since its acquisition effective May 1, 2008 and Deep Down International Holdings, LLC since its formation in February 2009.

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

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date Report and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of May 11, 2009, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 11, 2009 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

Document Summaries

Descriptions of documents and agreements contained in this Quarterly Report on Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our 2008 Annual Report on Form 10-K, other periodic and current reports we file with the Securities and Exchange Commission (“SEC”) or this Quarterly Report on Form 10-Q.

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowncorp.com).  Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Report.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$6,260,939	$2,495,464
Restricted cash	135,855	135,855
Accounts receivable, net	6,422,509	10,772,097
Prepaid expenses and other current assets	663,342	633,868
Inventory	993,545	1,224,170
Costs and estimated earnings in excess of billings on uncompleted contracts	165,454	707,737
Work in progress	78,007	137,940
Deferred tax asset	1,683,806	216,900
Total current assets	16,403,457	16,324,031
Property and equipment, net	14,806,223	13,799,196
Other assets, net (see Related Party Note 10)	928,453	457,836
Intangibles, net	17,763,529	18,090,680
Goodwill	15,024,300	15,024,300
Total assets	$64,925,962	$63,696,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$3,522,510	$4,318,394
Billings in excess of costs and estimated earnings on uncompleted contracts	2,128,356	2,315,043
Current portion of long-term debt	471,015	382,912
Total current liabilities	6,121,881	7,016,349
Long-term debt	3,358,435	1,718,475
Deferred tax liabilities	2,310,728	1,125,945
Total liabilities	11,791,044	9,860,769

Stockholders' equity:
Common stock, $0.001 par value, 490,000,000 shares authorized, 179,700,630
and 177,350,630 shares issued and outstanding, respectively	179,701	177,351
Additional paid-in capital	60,355,193	60,328,124
Accumulated deficit	(7,399,976)	(6,670,201)
Total stockholders' equity	53,134,918	53,835,274
Total liabilities and stockholders' equity	$64,925,962	$63,696,043

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Revenues	$7,102,589	$6,279,465
Cost of sales	4,798,788	3,931,555
Gross profit	2,303,801	2,347,910
Operating expenses:
Selling, general & administrative	2,843,776	1,879,409
Depreciation and amortization	406,097	125,803
Total operating expenses	3,249,873	2,005,212
Operating income (loss)	(946,072)	342,698
Other income (expense):
Interest income	2,228	39,164
Interest expense	(48,344)	(769,030)
Other (expense) income	(2,910)	28,355
Total other expense	(49,026)	(701,511)
Loss before income taxes	(995,098)	(358,813)
Benefit from income taxes	265,323	269,366
Net loss	$(729,775)	$(89,447)

Loss per share:
Basic	$-	$-
Weighted-average common shares outstanding	176,150,630	87,185,242

Diluted	$-	$-
Weighted-average common shares outstanding	176,150,630	87,185,242

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:

Net loss	$(729,775)	$(89,447)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash amortization of debt discount	-	231,760
Non-cash amortization of deferred financing costs	-	56,915
Share-based compensation	29,419	105,162
Bad debt expense	60,000	3,949
Depreciation and amortization	751,276	298,150
Loss on disposal of equipment	(3,038)	58,115
Deferred taxes payable	(282,123)	-
Changes in assets and liabilities:
Accounts receivable	4,289,588	(282,869)
Prepaid expenses and other current assets	(30,091)	(107,239)
Inventory	230,625	-
Costs and estimated earnings in excess of billings on uncompleted contracts	542,283	-
Work in progress	59,933	(161,279)
Accounts payable and accrued liabilities	(795,884)	(603,631)
Billings in excess of costs and estimated earnings on uncompleted contracts	(186,687)	(53,030)
Net cash provided by (used in) operating activities	$3,935,526	$(543,444)
Cash flows used in investing activities:
Cash paid for acquisition of Mako, net of expenses	-	(2,979,192)
Purchases of equipment	(1,428,114)	(156,958)
Deposits, related party	(470,000)	-
Restricted cash	-	(187,500)
Net cash used in investing activities	$(1,898,114)	$(3,323,650)
Cash flows from financing activities:
Proceeds from sales-type lease	-	103,500
Borrowings on long-term debt	1,840,000	5,600,000
Payments of long-term debt	(111,937)	(926,808)
Net cash provided by financing activities	$1,728,063	$4,776,692
Change in cash and equivalents	3,765,475	909,598
Cash and cash equivalents, beginning of period	2,495,464	2,206,220
Cash and cash equivalents, end of period	$6,260,939	$3,115,818

Supplemental schedule of noncash investing and financing activities:
Stock issued for acquisition of Mako	$-	$1,962,078
Exchange of Series D preferred stock	$-	$4,419,244
Exchange of Series E preferred stock for subordinated debenture	$-	$500,000
Restricted stock issued for service	$2,350	$1,200
Supplemental Disclosures:
Cash paid for interest	$55,741	$480,356
Cash paid for taxes	$198,889	$275,000

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: General

Nature of Business

Deep Down, Inc., a Nevada corporation (“Deep Down”), is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), since its acquisition effective April 2, 2007, Mako Technologies, LLC, a Nevada limited liability company (“Mako”), since its acquisition effective December 1, 2007, Flotation Technologies, Inc., a Maine corporation (“Flotation”), since its acquisition effective May 1, 2008 and Deep Down International Holdings, LLC since its formation in February 2009.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

Reclassifications

Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation.  These reclassifications had no effect on our previously reported net income (loss) or stockholders' equity. For example, Deep Down reclassified a portion of total depreciation expense, $172,346, into Cost of sales from Operating expenses for the three months ended March 31, 2008. The remainder of depreciation expense for the three month period is reported in the Operating expenses section of the Statements of Operations.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries after the elimination of significant intercompany balances and transactions.

Accounts Receivable

Deep Down provides an allowance for doubtful accounts on trade receivables based on historical collection experience, the level of past due accounts and a specific review of each customer’s trade receivable balance with respect to their ability to make payments and expectations of future conditions that could impact the collectability of accounts receivable.  When specific accounts are determined to be uncollectable, they are expensed as bad debt expense in that period. At March 31, 2009 and December 31, 2008, Deep Down estimated its allowance for doubtful accounts to be $264,149 and $574,975, respectively. Bad debt expense totaled $60,000 and $3,949 for the three months ended March 31, 2009 and 2008, respectively.

Recently Issued Accounting Standards and Developments.

In June 2008, EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” was issued. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency or warrants with certain reset provisions to the strike price because of a “down-round” financing. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We adopted EITF 07-5 on January 1, 2009 and analyzed all of the outstanding warrants and none contained down-round reset exercise price provisions which would have precluded equity treatment.  Therefore, the adoption did not have a material impact on our financial position, results of operations or cash flows.

FASB Staff Position FSP No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”), issued in February 2009, amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Deep Down will integrate the provisions of this FSP as appropriate to future business combinations.

Note 2: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below:

	March 31, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$1,032,120	$2,114,714
Estimated earnings	757,837	4,969,444
	1,789,957	7,084,158
Less: Billings to date	3,752,859	8,691,464
	$(1,962,902)	$(1,607,306)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	165,454	707,737
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,128,356)	(2,315,043)
	$(1,962,902)	$(1,607,306)

The asset balance of $165,454 at March 31, 2009 relates to several contracts that are projected to be completed during fiscal 2009. Deep Down has completed several of the included jobs subsequent to March 31, 2009, while other jobs are more long term in nature.

The asset balance of $707,737 at December 31, 2008 was related to a large contract that was completed during December 2008 except for the final documentation. This retention amount is in accordance with applicable provisions of engineering and construction contracts and became due upon completion of contractual requirements in January 2009. Deep Down had recognized approximately 90% of the related revenue based on the percentage-of-completion method as of December 31, 2008 and recognized the remainder in the first quarter of fiscal 2009.

The billings in excess of costs and estimated earnings on uncompleted contracts of $2,128,356 and $2,315,043 at March 31, 2009 and December 31, 2008, respectively, consisted mainly of a deposit on a large job that will be completed in fiscal year 2009.

Note 3: Acquisition

Purchase of Flotation Technologies, Inc.

On June 5, 2008, Deep Down completed the acquisition of Flotation, pursuant to the Stock Purchase Agreement entered into on April 17, 2008. Deep Down assumed effective control and dated the acquisition for accounting purposes on May 1, 2008. As such, the consolidated statement of operations includes the operating results of Flotation from May 1, 2008.

The acquisition of Flotation has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” (“SFAS 141”) since Deep Down acquired substantially all of the assets, certain liabilities, employees, and business of Flotation.

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

Deep Down sold 57,142,857 shares to accredited investors on June 5, 2008, for approximately $37,100,000 in net proceeds, at a price of $0.70 per share. Deep Down used $22,100,000 in proceeds from this Private Placement to fund the cash requirement of the Flotation acquisition.

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

Unaudited pro-forma combined condensed financial statements

The unaudited pro-forma combined condensed financial statements are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had each acquisition been consummated as of that time, nor are they intended to be a projection of future results.

The unaudited combined condensed pro-forma results were as follows:

Unaudited Pro Forma Combined Condensed Statements of Operations
For the Three Months ended March 31, 2008

	Historical
					Combined
			Flotation		Condensed
			Pro Forma		Pro Forma
	Deep Down	Flotation	Entries		Results

Revenues	$6,279,465	$4,877,108	$-		$11,156,573
Cost of sales	3,931,555	3,377,955	-		7,309,510
Gross profit	2,347,910	1,499,153	-		3,847,063
Total operating expenses	2,005,212	662,959	226,812	(a/b)	2,894,983
Operating income (loss)	342,698	836,194	(226,812)		952,080

Total other expense	(701,511)	(34,868)	-		(736,379)
Income (loss) from
continuing operations	(358,813)	801,326	(226,812)		215,701

Benefit from (provision for) income taxes	269,366	-	(212,570)	(c)	56,796
Net income (loss)	$(89,447)	$801,326	$(439,382)		$272,497

Basic earnings (loss) per share	$-				$-
Weighted-average common shares outstanding	87,185,242			(d)	148,814,558

Diluted earnings (loss) per share	$-				$-
Weighted-average common shares outstanding	87,185,242			(d)	159,644,348

See accompanying notes to unaudited pro forma combined condensed financial statements.

The historical results of Deep Down for the three months ended March 31, 2009 contain the results for Flotation operations since its acquisition was effective May 1, 2008, thus the three months ending March 31, 2008 are presented as pro-forma. The weighted-average shares of stock used in computing basic and diluted per share amounts give effect to the 2,802,969 Mako shares issued on March 28, 2008 and the total of 58,857,143 common shares of Deep Down issued in June 2008, of which such amount 57,142,857 were issued in connection with the Private Placement and 1,714,286 were issued to Flotation’s prior shareholders, as if all these shares were issued January 1, 2008. Taxes are calculated on the pro-forma entries at Deep Down’s estimated combined effective rate of 37%.

The Unaudited Pro-Forma Combined Condensed Statements include the following pro-forma assumptions and entries for Flotation:

(a)	Recognition of stock-based compensation from employee stock options issued in connection with the acquisition of Flotation. Deep Down estimated $7,343 per month for the respective time periods.

(b)	Amortization of the intangible assets at a rate of $68,261 per month based on the remaining useful lives of the acquired assets.

(c)
Represents estimated income tax accruals for the historical income plus all pro-forma adjustments for the respective periods at Deep Down’s estimated combined effective rate of 37%. Flotation was an S-Corp, and as such did not accrue income taxes in its historical financial statements.

(d)
A total of 58,857,143 common shares of Deep Down were issued connected to Flotation and Private Placement; 57,142,857 in connection with the Private Placement, and 1,714,286 to former Flotation shareholders. These pro-forma amounts give effect as if shares were issued January 1, 2008. Additionally, 2,802,969 shares were issued to the Mako shareholders in connection with the final payment for that acquisition.

Note 4: Property and Equipment

Property and equipment consisted of the following:

	March 31, 2009	December 31, 2008	Useful Life
Land	$461,955	$461,955	-
Building	3,204,836	3,201,301	7 - 36 years
Leasehold improvements	428,691	344,485	2 - 5 years
Furniture and fixtures	372,697	160,443	2 - 7 years
Vehicles and trailers	127,107	120,847	3 - 5 years
Equipment	3,955,561	3,897,475	2 - 10 years
Rental Equipment	4,892,232	4,694,681	7 - 10 years
Computer and office equipment	536,981	473,518	2 - 5 years
Construction in progress	2,935,282	2,130,068
Total	16,915,342	15,484,773
Less: Accumulated depreciation	(2,109,119)	(1,685,577)
Property and equipment, net	$14,806,223	$13,799,196

Depreciation expense for the three months ended March 31, 2009 and 2008 was $424,125 and $213,090, respectively.  For the three months ended March 31, 2009 and 2008, Deep Down recorded $345,179 and $172,346, respectively, of the total depreciation as Cost of Sales on the accompanying statements of operations.

Note 5: Intangible Assets and Goodwill

Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Deep Down is in the process of finalizing the valuations of certain intangible assets related to the Flotation acquisition; consequently, the initial allocations of the respective purchase price amounts are preliminary and subject to change for a period of one year following the acquisitions, although management believes amounts are materially accurate as of March 31, 2009. Estimated intangible asset values, net of recognized amortization expense include the following:

		March 31, 2009			December 31, 2008
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount

Customer relationship	8-25 Years	$3,515,000	$(498,735)	$3,016,265	$3,515,000	$(403,131)	$3,111,869
Non-Compete Covenant	3-5 Years	1,334,000	(389,916)	944,084	1,334,000	(293,916)	1,040,084
Trademarks	25-40 Years	3,110,000	(103,847)	3,006,153	3,110,000	(80,393)	3,029,607
Technology	25 Years	11,209,000	(411,973)	10,797,027	11,209,000	(299,880)	10,909,120

Total		$19,168,000	$(1,404,471)	$17,763,529	$19,168,000	$(1,077,320)	$18,090,680

Note 6: Long-Term Debt

The following table summarizes long-term debt:

	March 31, 2009	December 31, 2008

Bank term loan	$1,062,476	$1,150,000
Secured bank loan	1,829,638	-
Other bank loans	13,065	15,087
Total bank debt	2,905,179	1,165,087
6% Subordinated Debenture	500,000	500,000
Capital lease obligation	424,271	436,300
Total long-term debt	3,829,450	2,101,387
Current portion of long-term debt	(471,015)	(382,912)
Long-term debt, net of current portion	$3,358,435	$1,718,475

Revolving credit line and term loan

On November 11, 2008, Deep Down entered into a Credit Agreement (the “Revolver”) with Whitney National Bank (“Whitney Bank”) as lender. The Revolver provides a commitment to lend to Deep Down of the lesser of $2,000,000 and 80% of eligible receivables (generally defined as current due accounts receivables in which the lender has a first priority security interest).  All of the commitment under the Revolver is also available in commitments for the lender to issue letters of credit for the benefit of Deep Down. On December 18, 2008, Deep Down entered into an amendment to the Revolver, (the “Term Loan”) with Whitney Bank which provides for the incurrence by Deep Down of a term loan in the principal amount of $1,150,000 under, and subject to the terms and conditions of, Deep Down’s secured credit agreement. Such Term Loan does not impact the availability under the Revolver.

Each of Deep Down’s subsidiaries has guaranteed the obligations of Deep Down under the Revolver and as such, Deep Down’s obligations in connection with the Revolver are secured by a first priority lien generally on all of their non real property assets. Under the Revolver, Deep Down is required to meet certain covenants and restrictions.  The financial covenants are reportable each quarter, beginning with the quarter ending March 31, 2009.  Financial covenants include maintaining total debt to consolidated EBITDA below 2.5 to 1, consolidated EBITDA to consolidated net interest expense and principal payments on the total debt greater than 1.5 to 1, and tangible net worth in excess of $20,000,000 as each term is defined in the Credit Agreement. Other covenants include limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.  Deep Down was in compliance with the financial covenants at March 31, 2009.

Amendment to credit agreement and new loan agreement

On March 5, 2009, Deep Down’s wholly-owned subsidiary, Flotation, obtained loan proceeds in the principal amount of $1,840,000 pursuant to a loan agreement Flotation and Deep Down entered into with TD Bank, N.A. (“TD Bank”) as of February 13, 2009.  This loan agreement provides a further commitment to Flotation for advancement of principal in the amount of $320,000. Loans under the loan agreement are generally secured by Flotation’s operational premises in Biddeford, Maine under a mortgage and security agreement and a collateral assignment of leases and rents.  In connection with the loan agreement, TD Bank required that Deep Down enter into a debt subordination agreement that subordinated any debt Flotation owes to Deep Down other than accounts payable between them arising in the ordinary course of business.  Furthermore, as part of the loan agreement, TD Bank required a “negative pledge” that prohibits Flotation and Deep Down from granting security interests in Flotation’s personal property, other than such security interests granted in respect of Deep Down’s primary facility for borrowed money (as currently held with Whitney Bank). Deep Down is obligated to repay proceeds funded on March 5, 2009 based on a schedule of monthly installments of $13,007, with an initial payment on March 13, 2009 and a final payment of all remaining outstanding and unpaid principal and accrued interest in February 2016.  However, upon advancement of any portion of the $320,000 additional principal amount available under the loan agreement, TD Bank will recalculate the monthly installments to an amount that will fully amortize the then outstanding principal balance over a 20-year amortization schedule.

In connection with such loan for Flotation, Deep Down entered into a second amendment of its existing credit facility with Whitney Bank to permit such loan and the security and other arrangements relating to Flotation’s loan agreement.  The terms of the second amendment also included a guarantor’s consent and agreement, to be signed by each of Deep Down’s subsidiaries as guarantors of the obligations of Deep Down under such existing credit facility, that Whitney Bank required as a condition to the effectiveness of the second amendment. Additionally, Whitney Bank required that Deep Down International Holdings, LLC, a Nevada limited liability company and wholly-owned subsidiary of Deep Down formed in February 2009, enter into joinder agreements for the guaranty and security agreement arrangements generally required of Deep Down’s subsidiaries under the existing credit facility. Deep Down International Holdings, LLC currently has no material assets or operations.

Interest expense during the three months ended March 31, 2008

During the three months ended March 31, 2008, Deep Down amortized the discounts and deferred financing costs associated with the fair market value of warrants and the cash-based expenses related to third party fees and prepaid lender fees into interest expense over the life of a Credit Agreement using the effective interest rate method.  The discounts and deferred financing costs were associated with a secured credit agreement entered into in August 2007 and December 2007.  A total of $118,171 of debt discount and $56,915 of deferred financing costs were amortized into interest expense for the three months ended March 31, 2008.  Cash interest paid for the three months ended March 31, 2008 was $459,833 under the original stated terms of the note.

At March 31, 2008, upon the exchange of 500 shares of Series E Redeemable Exchangeable Preferred Stock (“Series E”) into a 6% subordinated debenture in the amount of $500,000, Deep Down recorded $113,589 in interest expense for the accretion of the Series E Preferred Stock up to face value.

Note 7: Stock-Based Compensation

Deep Down has a stock-based compensation plan - the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”). Deep Down accounts for stock-based compensation expense under SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). The exercise price of the options, as well as the vesting period, is established by Deep Down’s Board of Directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. Under the Plan, the total number of options permitted is 15% of issued and outstanding common shares. During the three months ended March 31, 2009, Deep Down granted 4,450,000 options and 2,350,000 shares of restricted stock. Based on the shares of common stock outstanding at March 31, 2009, there were approximately 10,990,000 options available for grant under the Plan as of that date.

Restricted Stock

On March 23, 2009, Deep Down granted 2,350,000 restricted shares to executives and employees which vest on March 23, 2011, provided such respective recipient remains employed with Deep Down on such date. The shares were valued at a price of $0.124 based on the closing price of common stock on the preceding business day, March 20, 2009. The shares vest on the second anniversary of the grant date, and Deep Down is amortizing the related stock-based compensation of $291,400 over the two-year requisite service period. For the three months ended March 31, 2009 and 2008, Deep Down recognized a total of $66,525 and $31,500, respectively, in stock-based compensation related to all outstanding shares of restricted stock; the unamortized portion of the estimated fair value of restricted stock is $508,375 at March 31, 2009.

The following table summarizes Deep Down’s restricted stock activity for the three months ended March 31, 2009:

	Restricted Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,200,000	$0.42
Grants	2,350,000	$0.12
Outstanding at March 31, 2009	3,550,000	$0.22	$-

Stock Option Activity During 2009

During the three months ended March 31, 2009, Deep Down granted an aggregate of 4,450,000 stock options to various employees with exercise prices of $0.124, reflecting the common stock closing price on the business date before the grant. The fair value of such options was approximately $395,160 based on the Black-Scholes option pricing model, using the following input values:

Dividend yield	0%
Risk free interest rate	1.69%
Expected life of options	3 years
Expected volatility	88.50%

Summary of Stock Options

Deep Down is expensing all stock options on a straight-line basis over the requisite expected service periods. The total stock-based compensation expense for stock options for the three months ended March 31, 2009 and 2008 was $79,140 and $73,662, respectively.  Additionally, during the three months ended March 31, 2009, Deep Down revised the estimated rate of forfeitures to 30% from 0% based on the history of stock option cancellations and management’s estimates of expected future forfeiture rates. This change in estimate resulted in a cumulative reduction of $116,246 during the three months ending March 31, 2009. The unamortized portion of the estimated fair value of outstanding stock options was $1,151,177 at March 31, 2009.

The following table summarizes Deep Down’s stock option activity for the three months ended March 31, 2009:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2008	8,066,667	$0.96	2.3	$-
Grants	4,450,000	0.12
Exercises	-	-
Cancellations & Forfeitures	(116,667)	0.50
Outstanding at March 31, 2009	12,400,000	$0.66	2.7	$160,200
Exerciseable at March 31, 2009	2,666,666	$0.93	2.4	$-

The following summarizes Deep Down’s outstanding options and their respective exercise prices at March 31, 2009:

Exercise Price	Shares Underlying Options
$ 0.10 - 0.49	4,550,000
$ 0.50 - 0.69	3,600,000
$ 0.70 - 0.99	450,000
$ 1.00 - 1.29	800,000
$ 1.30 - 1.50	3,000,000
12,400,000

Note 8: Warrants

A summary of warrant transactions follows. The aggregate intrinsic value is based on the closing price of $0.16 on March 31, 2009.

	Shares Underlying Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2008	638,812	$0.78
Outstanding at March 31, 2009	638,812	$0.78	3.8	$-
Exerciseable at March 31, 2009	438,812	$0.82	3.8	$-

The following summarizes Deep Down’s outstanding warrants and their respective exercise prices at March 31, 2009:

Exercise Price	Shares Underlying Warrants
$ 0.70 - 0.99	520,000
$ 1.01	118,812
638,812

Note 9: Commitments and Contingencies

Litigation

Deep Down is from time to time involved in legal proceedings arising from the normal course of business. As of the date of this report, Deep Down is not currently involved in any material legal proceedings except as noted below.

At March 31, 2009, Deep Down was in the arbitration process with the former stockholders of Flotation Technologies, Inc. regarding the proper calculation of the “Cash Price Adjustment” pursuant to the Stock Purchase Agreement by and between Deep Down, Flotation Technologies, Inc. and its former stockholders dated April 17, 2008. Any purchase price adjustment will be allocated to the goodwill balance once the preliminary estimates are finalized.  No changes to this potential contingency existed at May 11, 2009.

In connection with the Private Placement in June 2008, Deep Down filed an initial Registration Statement on Form S-1 on July 21, 2008 to register the 57,142,857 shares issued in the offering. Pursuant to the Registration Rights Agreement, Deep Down was obligated to have the Registration Statement declared effective by September 3, 2008, the “Required Effective Date”, or the Company would be required to pay liquidated damages to the Selling Shareholders in the Private Placement for each day following the Required Effective Date, until but excluding the date the Commission declares the Registration Statement effective. Deep Down evaluated this obligation under the Registration Rights Agreement for liability treatment under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS 5”) and Financial Statement Staff Position (FSP) EITF 00-19(2) “Accounting for Registration Payment Arrangements” and determined that the registration rights met the definition of a liability under the authoritative guidance, and at December 31, 2008  reserved $1,212,120 in potential damages under terms of the Private Placement for the 90-day period from September 4 to December 3, 2008. Deep Down obtained an opinion from legal counsel allowing removal of the related stock’s restrictive legend under Rule 144, which was deemed to be equivalent, and thus satisfied the registration rights requirements.

The SEC declared the Registration Statement on Form S-1 effective on April 16, 2009.  Pursuant to section 7.1 (c) of the Registration Rights Agreement and based on opinion of counsel, as of March 31, 2009 Deep Down’s management has adjusted the liquidated damages reserve to 47 days, or $626,040. Deep Down recorded the reduction during the three months ended March 31, 2009 and initiated payment to the Selling Shareholders subsequent to that date.

Operating Leases

Deep Down leases certain offices, facilities, equipment and vehicles under non-cancelable operating and capital leases expiring at various dates through 2016.

Letters of Credit

Certain customers require Deep Down to post a bank letter of credit (“LC”) guarantee. These LCs assure Deep Down’s creditors that they will perform under terms of the contract and with associated vendors and subcontractors. In the event of default, the creditor may demand payment from the bank under an LC. There was no significant expense related to LCs for the three months ended March 31, 2009. Deep Down was contingently liable for secured and unsecured LCs of $135,855 as of March 31, 2009, which is offset by restricted cash in the same amount.

In December 2008, Deep Down amended the credit agreement with Whitney Bank as more fully described in Note 6. The amended credit agreement provides for LCs. Deep Down executed an irrevocable transferrable standby LC with a customer for $1,107,456 in the normal course of business during the three months ended March 31, 2009. This standby LC reduces the borrowing capacity under the Whitney Bank Revolver.

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

During the three months ended March 31, 2009, Deep Down executed a memorandum of understanding to purchase these assets from JUMA for approximately $2,600,000 which is expected to include an assumption of bank debt in the approximate amount of $1,800,000. Deep Down received a third party appraisal of the property in the amount of $3,100,000. Deep Down made earnest-money deposit payments during the three months ended March 31, 2009 totaling $470,000 to Ronald E. Smith, which are included in Other Assets on the accompanying balance sheets as of March 31, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.   This information should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 16, 2009 and our unaudited condensed consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I, Item 1.

Corporate History

Deep Down, Inc., (“Deep Down” or “the Company”) (OTCBB: DPDW), a publicly traded Nevada corporation, originated on December 14, 2006, through a reverse merger with MediQuip Holdings, Inc. (“MediQuip”), a publicly traded Nevada corporation.  Deep Down, Inc., the operating company, was originally a Delaware corporation founded in 1997, but had been acquired in a series of transactions on November 21, 2006, by Subsea Acquisition Corporation (“Subsea”).

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

Additionally, on November 21, 2006, Subsea acquired Deep Down, Inc., (“Deep Down Delaware”) a Delaware corporation founded in 1997. Under the terms of this transaction, all of Deep Down Delaware’s shareholders transferred ownership of all of Deep Down Delaware’s common stock to Subsea in exchange for 5,000 shares of Subsea’s Series D preferred stock and 5,000 shares of Subsea’s Series E preferred stock resulting in Deep Down Delaware becoming a wholly-owned subsidiary of Subsea. On the same day, Subsea then merged with Deep Down Delaware, with the surviving company operating as Deep Down Delaware. This transaction was accounted for as a purchase, with Subsea being the accounting acquirer based on a change in voting control.

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

Effective December 1, 2007, Deep Down acquired all of the common stock of Mako Technologies, Inc. (“Mako”) for a total purchase price of $11.3 million including transaction fees, forming a wholly-owned subsidiary to complete the acquisition.  Located in Morgan City, Louisiana, Mako serves the offshore petroleum and marine industries with technical support services, and equipment vital to offshore petroleum production, through rentals of its remotely operated vehicles (“ROV”), topside and subsea equipment and support systems used in diving operations, maintenance and repair operations, offshore construction and environmental and marine surveys.

On June 5, 2008, Deep Down completed the acquisition of Flotation for a total purchase price of $23.9 million. Deep Down also purchased related technology from an entity affiliated with the Selling Shareholders. Deep Down effectively dated the acquisition for accounting purposes as of May 1, 2008 and consummated the closing on June 6, 2008. Flotation engineers, designs and manufactures deepwater buoyancy systems using high-strength FlotecTM syntactic foam and polyurethane elastomers from its facilities in Biddeford, Maine.

In February 2009, we formed Deep Down International Holdings, LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company, for the purpose of holding securities for foreign companies organized or acquired by Deep Down. Deep Down International Holdings, LLC currently has no assets or operations.

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

Segments

For the three months ended March 31, 2009 and the fiscal year ended December 31, 2008, the operations of Deep Down’s subsidiaries have been aggregated into a single reporting segment under the provisions of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). We determined that the operating segments of Delaware, ElectroWave, Mako and Flotation (as of their respective acquisition dates) may be aggregated into a single reporting segment because aggregation is consistent with the objective and basic principles of paragraph 17 of SFAS 131. While the operating segments have different product lines, they are very similar with regards to the five criteria for aggregation. They are all service-based operations revolving around our personnel’s expertise in the deep water industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation as part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics were similar with regard to their gross margin percentages.

Recent developments

During the three months ended March 31, 2009, Deep Down executed a memorandum of understanding to purchase these assets from JUMA for approximately $2.6 million which is expected to include an assumption of bank debt in the approximate amount of $1.8 million.  Deep Down received a third party appraisal of the property in the amount of $3.1 million. Deep Down made earnest-money deposit payments during the three months ended March 31, 2009 totaling $0.5 million to Ronald E. Smith.

In connection with the Private Placement in June 2008, Deep Down filed an initial Registration Statement on Form S-1 on July 21, 2008 to register the shares issued. The SEC declared the Registration Statement on Form S-1 effective on April 16, 2009.

Results of operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue.  Revenue for the three months ended March 31, 2009 increased approximately $0.8 million to $7.1 million, a 13.1% increase over the same three-month period in 2008. The increase in revenue included $2.6 million from the acquisition of Flotation. The reduction in revenue from the other subsidiaries over the same three-month period in 2008 was a result of customers’ delaying many of their major projects due to the softening of the world oil price and the impact it had on customers’ anticipated cash flow.

Gross Profit.  Gross profit remained relatively consistent at approximately $2.3 million for the three months ended March 31, 2009 and March 31, 2008. Gross margins for the same period decreased from 37.4% to 32.4%.  The inclusion of Flotation for the three months ended March 2009 increased the gross profit by approximately $0.8 million; however, gross profit was negatively impacted by higher repair and maintenance costs and increased depreciation expense from our Mako acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) includes rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  SG&A for the three months ended March 31, 2009 was $2.8 million compared to $1.9 million for the same period last year, due in part to the acquisition of Flotation, which represented $0.9 million of the increased expense. Personnel and related costs (not included in the Flotation amount) of $0.5 million was attributed to the expansion of our businesses, requiring more personnel, and the related requirements to administer a public company and comply with reporting requirements. Additionally, we paid approximately $0.2 million more than the comparable prior year period in professional, accounting and legal fees relating to the updating of the registration statement and increased annual audit fees due to company growth. Stock-based compensation was $29,419 for the three months ended March 31, 2009 compared to approximately $0.1 million for the comparable prior year period, due to a change in management’s estimate of expected future forfeiture rates which generated a reduction of expense approximating $0.1 million.

Depreciation and amortization. Depreciation expense for the three months ended March 31, 2009 was $0.4 million compared to $0.2 million for the same prior year period due mainly to the acquisitions of Mako and Flotation. In addition, intangible assets purchased in the Mako and Flotation acquisitions total $19.2 million in the aggregate, and the related amortization for the three months ended March 31, 2009 was $0.3 million compared to the prior year period of $0.1 million, since the Flotation acquisition was completed in May 2008.

Interest Expense. Interest expense for the three months ended March 31, 2009 was $48,344 compared to $0.8 million for the same prior year period.  Interest expense for the three months ended March 31, 2009 was generated by our outstanding bank debt, capital lease and subordinated debenture. For the three months ended March 31, 2008, interest expense was generated mainly by a secured credit agreement; cash interest approximated $0.5 million, and we incurred non-cash deferred financing and debt discount amortization approximating $0.2 million. On June 12, 2008, we paid the balance due under that credit agreement, thus there were no related expenses since that date.

Net income (loss). Net loss for the three months ended March 31, 2009 was $0.7 million, compared to $0.1 million for the same prior year period as discussed above.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of its assets without regard to financing methods, capital structures, taxes or historical cost basis; its liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. EBITDA for the three months ended March 31, 2009 was $(0.2) million compared to $0.7 million, a decrease of $0.9 million from the same prior year period.
	2009	2008
Net loss	(729,775)	(89,447)
Add back interest expense, net of interest income	46,116	729,866
Add back depreciation and amortization	751,276	298,149
Deduct tax benefit	(265,323)	(269,366)
EBITDA	$(197,706)	$669,202

Capital Resources and Liquidity

We believe that the liquidity we derived from the Private Placement in June 2008 and cash flows attributable to our operations is more than sufficient to fund our capital expenditures, debt maturities and other business needs. We generated our liquidity and capital resources primarily through operations and available capital markets. At March 31, 2009, long-term debt was $3.8 million, of which $0.5 million was current.

Notwithstanding the foregoing, on November 11, 2008, we entered into the Revolver with Whitney National Bank as lender, and we expect such financing to provide thereafter for a portion of our working capital needs. At May 11, 2009, we have not drawn any amounts available under this Revolver.

Our credit agreement with Whitney Bank provides for letters of credit (“LCs”), which we executed an irrevocable transferrable standby LC with a customer for $1.1 million on February 10, 2009. The LC was executed as a guarantee of performance by Deep Down and its subsidiaries on a long-term contract, allows partial and multiple drawings, and expires August 31, 2009 with an automatic one-year extension period unless cancelled 90 days in advance of the expiration date. This standby LC reduces the $2.0 million borrowing capacity under the Whitney Bank Revolver.

On March 5, 2009, Flotation obtained loan proceeds in the principal amount of approximately $1.8 million pursuant to a loan agreement Flotation and the Company entered into with TD Bank as of February 13, 2009. This loan agreement provides a further commitment to Flotation for advancement of principal in the amount of $0.3 million. In connection with the loan agreement, TD Bank required that the Company enter into a debt subordination agreement that subordinated any debt Flotation owes to the Company other than accounts payable between them arising in the ordinary course of business.  Furthermore, as part of the loan agreement TD Bank required a “negative pledge” that prohibits Flotation and the Company from granting security interests in Flotation’s personal property, other than such security interests granted in respect of the Company’s primary facility for borrowed money (as currently held with Whitney Bank).  See Note 6 to the unaudited consolidated financial statements included in this Form 10-Q for further information on this loan agreement.

As of March 31, 2009, our cash and cash equivalents were $6.4 million, which includes restricted cash of $0.1 million.  Cash and cash equivalents were $2.6 million including restricted cash of $0.1 million as of December 31, 2008.  This increase was largely due to collection of outstanding accounts receivable. Management believes that we have adequate capital resources when combined with our cash position and cash flow from operations to meet current operating requirements for the 12 months ending March 31, 2010.

Cash Flow from Operating Activities

For the three months ended March 31, 2009, cash provided by operating activities was $3.9 million as compared to cash used in operating activities for the same prior year period of $0.5 million. Our working capital balances vary due to delivery terms and payments on key contracts, costs and estimated earnings in excess of billings on uncompleted contracts, and outstanding receivables and payables. We collected approximately $4.3 million in accounts receivable during the three months ended March 31, 2009. We used some of the operating cash flow to reduce accounts payable and accrued liabilities by $0.8 million compared to $0.6 million in fiscal 2008. Additionally, we recorded the following non-cash charges in the three months ended March 31, 2009: share based compensation of $29,419, bad debt expense of $60,000 and depreciation and amortization of $0.8 million. In the three months ended March 31, 2008, we recorded amortization of deferred financing costs and debt discount related to a secured credit agreement which totaled $0.2 million, share based compensation of $0.1 million, bad debt expense of $3,949 and depreciation and amortization of $0.3 million

Cash Flow from Investing Activities

For the three months ended March 31, 2009, cash used in investing activities was $1.9 million compared to $3.3 million for the same prior year period. For the three months ended March 31, 2009, we used $1.4 million for the purchase of fixed assets, and made $0.5 million in deposits to a related party for purchase of land and buildings. The majority of the 2008 activity related to the final cash paid to Mako shareholders totaling $2.9 million plus some adjustments to purchase price expenses. The restricted cash balance at March 31, 208 was increased by $0.2 million related to requirements of a secured credit agreement. We used $0.2 million for equipment purchases during the same period of 2008.

Cash Flow from Financing Activities

For the three months ended March 31, 2009, cash provided by financing activities was $1.7 million compared to $4.8 million for the same prior year period.  For the 2009 period, we borrowed $1.8 million and made principle payments of $0.1 million. In January 2008, in accordance with the terms of the purchase of Mako, we paid $0.9 million of notes payable plus accrued interest of $2,664, and received proceeds from Prospect totaling $5.6 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs and estimated earnings incurred in excess of billings on uncompleted contracts , inventory, impairments of long-lived assets, including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, billings in excess of costs and estimated earnings on uncompleted contracts; contingencies and litigation, and share-based payments.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting estimates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial market risks relating to our operations result primarily from changes in interest rates. We hold no securities for purposes of trading. Our cash and cash equivalents representing bank deposits at March 31, 2009 are not restricted as to withdrawal except for $135,855 related to an LC for a vendor. Interest earned on our cash equivalents is sensitive to changes in interest rates. We have no variable rate debt outstanding as of March 31, 2009. The $2.0 million Revolver with Whitney Bank has a LIBOR-based interest rate. Outstanding amounts under the Revolver generally will bear interest at rates based on the British Bankers Association LIBOR Rate for dollar deposits with a term of one month plus an applicable rate of 2.00% to 3.00% based on the leverage ratio of Deep Down.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. This determination was in response to the SEC comment letter received February 26, 2009, in which the SEC stated that they require that we present the audited predecessor financial statements for Deep Down, Inc. for the period from January 1, 2006 through November 20, 2006, in accordance with Rule 310(a) of Regulation S-B. We remediated this on March 31, 2009 by supplementing the amounts reported in Form 10-K for December 31, 2007 with the predecessor audited financial information for Deep Down, Inc. from January 1, 2006 to November 20, 2006 and our Registration Statement on Form S-1 was declared effective on April 16, 2009.

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

Changes in Internal Control Over Financial Reporting.

In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures subsequent to December 31, 2008 as part of our remediation efforts in addressing material weaknesses:
•
Management is in the process of implementing a new system-wide accounting and management software program to address the revenue recognition and gross margin analysis of projects accounted for under the percentage-of-completion method.

•	Management has prepared an Employee Handbook and circulated these documents throughout the organization and obtained signed acknowledgements from employees.
•	Management has increased documentation around certain authorization and review controls.

 PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are from time to time involved in legal proceedings arising in the normal course of business. As of the date of this Form 10-Q, we are currently not involved in any pending, material legal proceedings except as noted below.

At March 31, 2009, Deep Down was in the arbitration process with the former stockholders of Flotation Technologies, Inc. regarding the proper calculation of the “Cash Price Adjustment” pursuant to the Stock Purchase Agreement by and between Deep Down, Flotation Technologies, Inc. and its former stockholders dated April 17, 2008.

In connection with the Private Placement in June 2008, Deep Down filed an initial Registration Statement on Form S-1 on July 21, 2008 to register the 57,142,857 shares issued in the offering. Pursuant to the Registration Rights Agreement, Deep Down was obligated to have the Registration Statement declared effective by September 3, 2008, the “Required Effective Date”, or the Company would be required to pay liquidated damages to the Selling Shareholders in the Private Placement for each day following the Required Effective Date, until but excluding the date the Commission declares the Registration Statement effective. Deep Down evaluated this obligation under the Registration Rights Agreement for liability treatment under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS 5”) and Financial Statement Staff Position (FSP) EITF 00-19(2) “Accounting for Registration Payment Arrangements” and determined that the registration rights met the definition of a liability under the authoritative guidance, and at December 31, 2008  reserved $1.2 million in potential damages under terms of the Private Placement for the 90-day period from September 4 to December 3, 2008. Deep Down obtained an opinion from legal counsel allowing removal of the related stock’s restrictive legend under Rule 144, which was deemed to be equivalent, and thus satisfied the registration rights requirements.

The SEC declared the Registration Statement on Form S-1 effective on April 16, 2009. Pursuant to section 7.1 (c) of the Registration Rights Agreement and based on opinion of counsel, as of March 31, 2009 Deep Down’s management has adjusted the liquidated damages reserve to 47 days, or $0.6 million. Deep Down recorded the reduction during the three months ended March 31, 2009 and initiated payment to the Selling Shareholders subsequent to that date.

ITEM 1A.  RISK FACTORS

Pursuant to subsection (3) of “Accelerated Filer and Large Accelerated Filer” as defined under Rule 12(b)-2 of the Exchange Act, Deep Down, Inc. is filing this Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2009 with a determination that we have become an “accelerated filer” after having been a “smaller reporting company” for Exchange Act reporting purposes. Since we filed our Form 10-K for the fiscal year ended December 31, 2008 in accordance with subsection (4) of “Smaller Reporting Company”, and reflected our status as a smaller reporting company in the disclosure we provided in that Annual Report, we did not previously present the Risk Factor disclosures. As such, we are presenting the requirements of this section in full herein.

Risks Related to Our Business

We derive most of our revenues from companies in the offshore oil and gas industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.

We derive most of our revenues from customers in the offshore oil and gas exploration, development and production industry.  The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities.  Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities.  Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations in our segments within our offshore oil and gas business.

Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

●	worldwide demand for oil and gas;
●	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;
●	the level of production by non-OPEC countries;
●	domestic and foreign tax policy;
●	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;
●	advances in exploration and development technology;
●	the political environment of oil-producing regions;
●	the price and availability of alternative fuels; and
●	overall economic conditions.

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

A portion of our business consists of designing, manufacturing, selling and installing equipment for major projects pursuant to competitive bids, and is performed on a fixed-price basis.  Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications.  Our actual costs and any gross profit realized on these fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based.  This may occur for various reasons, including:

●	errors in estimates or bidding;
●	changes in availability and cost of labor and materials; or
●	variations in productivity from our original estimates.

These variations and the risks inherent in our projects may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance could have a significant impact on our operating results.

Our business could be adversely affected if we do not develop new products.

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

Loss of our key management or other personnel could adversely impact our business.

We depend on the services of our executive management team, including Ronald E. Smith, Robert E. Chamberlain, Jr. and Eugene L. Butler. The loss of any of these officers could have a material adverse effect on our operations and financial condition. In addition, competition for skilled machinists, fabricators and technical personnel among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop and produce marketable products and services. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates paid by us, or both. If either of these events were to occur, in the near-term, the profits realized by us from work in progress would be reduced and, in the long-term, our production capacity and profitability could be diminished, and our growth potential could be impaired.  Additionally, if we were to lose the services of our officers for any reason, we could face substantial costs and expenses to locate individuals with similar capabilities and/or may not be able to find suitable candidates to fill the vacancies left by such individuals, either of which could have a material adverse effect on our results of operations.

We may not be successful in integrating business that we acquire.

The successful integration of acquired businesses is important to our future financial performance.  We may not achieve the anticipated benefits from any acquisition unless the operations of the acquired business are successfully combined with ours in a timely manner. The integration of our acquisitions will require substantial attention from our management.  The diversion of the attention of our management, and any difficulties encountered in the transition process, could have a material adverse effect on our operations and financial results.  The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.  There can be no assurance that there will not be substantial costs associated with such activities or that there will not be other material adverse effects of these integration efforts. In addition, the process of integrating the various businesses could also cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have a material adverse effect on our operations and financial results. There can be no assurance that we will realize any of the anticipated benefits from our acquisitions.  The acquisition of oil service companies that are not profitable, or the acquisition of new facilities that result in significant integration costs and inefficiencies, could also adversely affect our profitability.

Our current and anticipated future growth has placed, and will continue to place, significant demands on our management, operational and financial resources.  Our ability to manage our growth effectively will require us to continue to improve our operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees.  We may not be able to manage our expanded operations effectively.

We may not be successful in implementing our strategy or in responding to ongoing changes in the oil service industry which may require adjustments to our strategy.  If we are unable to implement our strategy successfully or do not respond timely and adequately to ongoing changes in the healthcare industry, our business, financial condition and results of operations will be materially adversely affected.

If we undertake international operations, it will involve additional risks not associated with our domestic operations.

If we become involved in international operations, the effect on our business from the risks we described will not be the same in all countries and jurisdictions.  By way of example, recently there has been political instability and civil unrest in Indonesia and West Africa and general economic downturns in Asia and Brazil.  However, the specific risks associated with our operations in foreign areas will include risks of:

●	multiple, conflicting, and changing laws and regulations, export and import restrictions, and employment laws;
●	regulatory requirements, and other government approvals, permits, and licenses;
●	potentially adverse tax consequences;
●	political and economic instability, including wars and acts of terrorism; political unrest, boycotts, curtailments of trade, and other business restrictions;
●	expropriation, confiscation or nationalization of assets;
●	renegotiation or nullification of existing contracts;
●	difficulties and costs in recruiting and retaining individuals skilled in international business operations;
●	foreign exchange restrictions;
●	foreign currency fluctuations;
●	foreign taxation;
●	the inability to repatriate earnings or capital;
●	changing political conditions;
●	changing foreign and domestic monetary policies;
●	regional economic downturns; and
●
foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction that may harm our ability to compete.

Our offshore oilfield operations involve a variety of operating hazards and risks that could cause losses.

Our operations are subject to the hazards inherent in the offshore oilfield business.  These include blowouts, explosions, fires, collisions, capsizing and severe weather conditions.  These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. We may incur substantial liabilities or losses as a result of these hazards.  While we maintain insurance protection against some of these risks, and seek to obtain indemnity agreements from our customers requiring the customers to hold us harmless from some of these risks, our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks.  The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to us could materially and adversely affect our results of operations and financial condition.

Laws and government regulations may add to our costs or adversely affect our operations.

Our business is affected by changes in public policy and by federal, state, local and foreign laws and regulations relating to the energy industry.  Oil and gas exploration and production operations are affected by tax, environmental and other laws relating to the petroleum industry, by changes in those laws and changes in related administrative regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or those of our customers or otherwise directly or indirectly affect our operations.

Environmental laws and regulations can increase our costs, and our failure to comply with those laws and regulations can expose us to significant liabilities.

Risks of substantial costs and liabilities related to environmental compliance issues are inherent in our operations. Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment.  Permits are required for the operation of various facilities, and those permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. In some cases, those governmental requirements can impose liability for the entire cost of cleanup on any responsible party without regard to negligence or fault and impose liability on us for the conduct of or conditions others have caused, or for our acts that complied with all applicable requirements when we performed them.  It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from our operations, would result in substantial costs and liabilities.  Our insurance policies and the contractual indemnity protection we seek to obtain from our customers may not be sufficient or effective to protect us under all circumstances or against all risks involving compliance with environmental laws and regulations.

Provisions recently added to our corporate documents and Nevada law could delay or prevent a change in control of our Company, even if that change would be beneficial to our shareholders.

The Board of Directors and a majority of the shareholders recently approved amendments to our articles of incorporation and bylaws that, along with Nevada law could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders.  The provisions are designed to discourage any tender offer or other attempt to gain control of the Company in a transaction that is not approved by our Board of Directors, by making it more difficult for a person or group to obtain control of the Company in a short time and then impose its will on the remaining stockholders, including:

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

Supermajority Voting Requirement for Amendment of Certain Provisions of the Articles of Incorporation.  Specified provisions contained in the articles of incorporation and bylaws may not be repealed or amended except upon the affirmative vote of the holders of not less than seventy-five percent of the outstanding stock entitled to vote.  This requirement exceeds the majority vote that would otherwise be required by Nevada law for the repeal or amendment of the articles or bylaws.

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

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies and foreign national oil and gas companies. Offshore drilling contractors and engineering and construction companies also represent a portion of our customer base. During the last 12 months, our top 5 customers represented approximately 41% of total revenues, with our largest customer accounting for more than 20% of our total revenues. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our results of operations.

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

During 2006, 2007, and 2008, commodity prices for items such as nickel, molybdenum and heavy metal scrap that are used to make the steel alloys required for our products increased significantly, resulting in an increase in our raw material costs. Similarly, energy costs to produce our products have increased significantly.  If we are not successful in raising our prices on products, our margins will be negatively impacted.

Future capital needs.

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

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently own one U.S. patent and there are no foreign counterparts relating to our products and techniques and have applied for five U.S. patents and there are no foreign counterparts related to our products and techniques, we will need to pursue additional protections for our intellectual property as we develop new products or techniques and enhance existing products or techniques. We may not be able to obtain appropriate protections for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive.  In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings.

We also rely on trade secrets and contract law to protect some of our proprietary technology. Nevertheless, our unpatented trade secrets and know-how may not be effectively protected.

Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Drilsys™, ElectroWave™, Mudsys™, Aquasox™, Moray®, SeaStax®, Quick-Loc™, Flotec™, Proteus™ and Flotect™ are our trademarks.

In 1995, the U.S. Patent and Trademark Office adopted changes to the U.S. patent law that made the term of issued patents 20 years from the date of filing rather than 17 years from the date of issuance, subject to specified transition periods. Beginning in June 1995, the patent term became 20 years from the earliest effective filing date of the underlying patent application.  These changes may reduce the effective term of protection for patents that are pending for more than three years. In addition, as of January 1996, all inventors who work outside of the United States are able to establish a date of invention on the same basis as those working in the United States.  This change could adversely affect our ability to prevail in a priority of invention dispute with a third party located or doing work outside of the United States.  While we cannot predict the effect that these changes will have on our business, they could have a material adverse effect on our ability to protect our proprietary information. Furthermore, the possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

We may need to obtain licenses to patents or other proprietary rights from third parties.  We may not be able to obtain the licenses required under any patents or proprietary rights, or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

If we infringe on the rights of third parties, we may not be able to sell our products, and we may have to defend against litigation and pay damages.

If a competitor were to assert that our products infringe on its patent or other intellectual property rights, we could incur substantial litigation costs and be forced to pay substantial damages.  Third-party infringement claims, regardless of their outcome, would not only consume significant financial resources, but would also divert our management’s time and attention. Such claims could also cause our customers or potential customers to purchase competitors’ products or defer or limit their purchase or use of our affected products until resolution of the claim.  If any of our products are found to violate third-party intellectual property rights, we may have to re-engineer one or more of our products, or we may have to obtain licenses from third parties to continue offering our products without substantial re-engineering.  Our efforts to re-engineer or obtain licenses could require significant expenditures and may not be successful.

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

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13(a)-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Deep Down; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Deep Down are being made only in accordance with authorizations of management and directors of Deep Down, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Deep Down’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 and identified material weaknesses. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This determination was in response to the SEC comment letter received February 26, 2009, in which the SEC stated that they require that we present the audited predecessor financial statements for Deep Down, Inc. for the period January 1, 2006 through November 20, 2006, in accordance with Rule 310(a) of Regulation S-B. Management remediated this on March 31, 2009 by presenting the amounts reported in Form 10-K/A for December 31, 2007 with the predecessor audited financial information for Deep Down from January 1, 2006 to November 20, 2006.

Additionally, we did not maintain effective controls over the control environment.  Specifically, we have not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  We did not maintain the following controls: sufficient policies and procedures over the administration of an accounting and fraud risk policy, sufficient documentation on the review and follow-up on the remediation of deficiencies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting. Management has also determined that we did not maintain effective controls over the accuracy of revenue recognition. Specifically, there was not sufficient review, supervision, and monitoring in regards to projects accounted for under the percentage-of-completion method. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Controls and Procedures — Changes in Internal Control over Financial Reporting”). Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

As permitted by SEC rules, we and our independent registered public accountants excluded Flotation, which represented 43% and 32% of our combined assets and revenue, respectively at December 31, 2008, from our management’s report on internal control over financial reporting and their audit of our internal control over financial reporting. As a result, it is possible that, as we continue to integrate Flotation into our business, we will identify internal control issues related to Flotation’s financial reporting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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
4.1
Operating Agreement of Deep Down International Holdings, LLC, a Nevada limited liability company (incorporated by reference from Exhibit 4.11 to Amendment No. 3 to our Form S-1/A filed on April 10, 2009).

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

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	May 11, 2009
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer and Director	May 11, 2009
Eugene L. Butler	(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
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
4.1
Operating Agreement of Deep Down International Holdings, LLC, a Nevada limited liability company (incorporated by reference from Exhibit 4.11 to Amendment No. 3 to our Form S-1/A filed on April 10, 2009).

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
_________________
* Filed or furnished herewith.