Form 10-Q
period 2009-06-30
Deep Down, Inc.
filed 2009-08-21
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

At August 17, 2009, there were 179,700,630 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

Deep Down, Inc., a Nevada corporation (“Deep Down”), is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), Mako Technologies, LLC, a Nevada limited liability company (“Mako”), Flotation Technologies, Inc., a Maine corporation (“Flotation”), since its acquisition effective May 1, 2008, and Deep Down International Holdings, LLC, a Nevada corporation ("DDIH") since its formation in February 2009.

Readers should consider the following information as they review this Quarterly Report on Form 10-Q:

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Report and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of August 14, 2009, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 14, 2009 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

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

ii

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	1
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008	2
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	3
	Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4.	Controls and Procedures	16

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 6.	Exhibits	18

Signatures
Exhibit Index

iii

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,900,547	$2,495,464
Restricted cash	135,855	135,855
Accounts receivable, net	7,261,971	10,772,097
Inventory	1,146,395	1,362,110
Costs and estimated earnings in excess of billings on uncompleted contracts	81,124	707,737
Deferred tax asset	2,373,957	216,900
Prepaid expenses and other current assets	778,071	633,868
Total current assets	13,677,920	16,324,031
Property and equipment, net	19,606,805	13,799,196
Intangibles, net	17,436,378	18,090,680
Goodwill	14,965,975	15,024,300
Other assets, net	1,062,986	457,836
Total assets	$66,750,064	$63,696,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,035,403	$4,318,394
Billings in excess of costs and estimated earnings on uncompleted contracts	3,951,364	2,315,043
Current portion of long-term debt	579,586	382,912
Total current liabilities	7,566,353	7,016,349
Long-term debt, net	5,256,366	1,718,475
Deferred tax liabilities	2,261,488	1,125,945
Total liabilities	15,084,207	9,860,769

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.001 par value, 490,000,000 shares authorized, 179,700,630
and 177,350,630 shares issued and outstanding, respectively	179,701	177,351
Additional paid-in capital	60,647,226	60,328,124
Accumulated deficit	(9,161,070)	(6,670,201)
Total stockholders' equity	51,665,857	53,835,274
Total liabilities and stockholders' equity	$66,750,064	$63,696,043

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$6,200,595	$7,920,196	$13,303,184	$14,199,663
Cost of sales	4,338,341	5,525,006	9,137,129	9,456,561
Gross profit	1,862,254	2,395,190	4,166,055	4,743,102
Operating expenses:
Selling, general & administrative	3,873,521	3,803,556	6,717,297	5,682,965
Depreciation and amortization	420,675	394,918	826,772	520,721
Total operating expenses	4,294,196	4,198,474	7,544,069	6,203,686
Operating loss	(2,431,942)	(1,803,284)	(3,378,014)	(1,460,584)
Other income (expense):
Interest income	3,927	27,347	6,155	66,510
Interest expense	(69,753)	(2,690,533)	(118,097)	(3,459,564)
Loss on debt extinguishment	-	(446,412)	-	(446,412)
Other income (expense)	14,378	(37,491)	11,468	(9,136)
Total other expenses	(51,448)	(3,147,089)	(100,474)	(3,848,602)
Loss before income taxes	(2,483,390)	(4,950,373)	(3,478,488)	(5,309,186)
Income tax benefit	722,296	85,000	987,619	354,366
Net loss	$(1,761,094)	$(4,865,373)	$(2,490,869)	$(4,954,820)
Loss per share:
Basic and diluted	$(0.01)	$(0.04)	$(0.01)	$(0.05)
Weighted-average common shares outstanding	176,150,630	132,666,860	176,150,630	109,326,053

See accompanying notes to unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,490,869)	$(4,954,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest income	-	(30,467)
Non-cash amortization of debt discount	-	1,816,847
Non-cash amortization of deferred financing costs	-	762,700
Share-based compensation	321,452	253,669
Bad debt expense	96,128	832,328
Depreciation and amortization	1,523,728	898,998
(Gain) loss on disposal of equipment	(15,531)	9,136
Deferred taxes payable	(1,021,514)	-
Changes in assets and liabilities:
Accounts receivable	3,498,428	(254,958)
Inventory	215,715	955,662
Costs and estimated earnings in excess of billings on uncompleted contracts	626,613	-
Prepaid expenses and other current assets	(144,203)	(586,618)
Other assets	(203,868)	-
Accounts payable and accrued liabilities	(1,309,096)	(1,601,586)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,636,321	537,491
Net cash provided by (used in) operating activities	2,733,304	(1,361,618)

Cash flows used in investing activities:
Cash paid for acquisition of Flotation, net of cash acquired of $235,040	-	(22,116,140)
Cash paid for acquisition of Mako, net of expenses	-	(4,236,634)
Purchases of property and equipment	(4,557,799)	(687,060)
Proceeds from sale of property and equipment	48,073	-
Cash paid for capitalized software	(277,403)	-
Purchase of investment	(100,000)	-
Note receivable	(25,000)	-
Repayments on note receivable	1,121	-
Restricted cash	-	375,000
Net cash used in investing activities	(4,911,008)	(26,664,834)

Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	-	37,059,670
Proceeds from sales-type lease	-	172,500
Borrowings on long-term debt	1,829,500	5,604,000
Repayments on long-term debt	(246,713)	(12,930,395)
Net cash provided by financing activities	1,582,787	29,905,775
Change in cash and equivalents	(594,917)	1,879,323
Cash and cash equivalents, beginning of period	2,495,464	2,206,220
Cash and cash equivalents, end of period	$1,900,547	$4,085,543

See accompanying notes to unaudited consolidated financial statements.

 DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  We must make estimates and assumptions that affect amounts reported in our consolidated financial statements.  Ultimate results could differ from those estimates.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

We have evaluated subsequent events through August 14, 2009, which is the date these financial statements were issued.

Reclassifications

Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation.  These reclassifications had no effect on our previously reported net loss or stockholders' equity.

Principles of consolidation

The unaudited consolidated financial statements include the accounts of Deep Down, Inc. and our wholly-owned subsidiaries for the three and six months ended June 30, 2009 and 2008.  All significant inter-company transactions and balances have been eliminated in consolidation.

Accounting Policy Updates

Capitalized software costs. We capitalize software for internal use under provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Other assets include the capitalized cost of internal use software. The assets are stated at cost less accumulated amortization, and totaled $277,403 and $0 at June 30, 2009 and 2008, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs will be amortized on a straight-line basis over the estimated useful lives of the assets upon implementation.

Note 2:   Recently Issued Accounting Standards and Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt this statement for our quarter ending September 30, 2009 and we do not expect our future usage of Codification to have a material impact on our consolidated financial statements.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim and annual periods ending after June 15, 2009. We adopted this statement in the quarter ended June 30, 2009 and included the required disclosures in our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standard ("FAS") 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. We adopted this statement in the quarter ended June 30, 2009.  Other than the following required disclosures, the adoption had no impact on our consolidated financial statements.

The estimated fair value of our financial instruments is as follows at June 30, 2009:

•	Cash and equivalents, accounts receivable and accounts payable - the carrying amounts approximated fair value due to the short-term maturity of these instruments.
•	Long-term debt - the carrying value of our debt instruments closely approximates the fair value due to the recent date of the debt and that the line of credit portion has a LIBOR-based rate.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see below paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no material impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which became effective January 1, 2009 via prospective application to business combinations. This statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). We adopted this statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. On January 1, 2008, we adopted the initial application of SFAS 157, which was limited to financial assets and liabilities. . The impact of the initial application of SFAS 157 was not material. On January 1, 2009 we adopted the provisions of SFAS 157 related to non-financial assets and liabilities with no impact to our financial statements.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3:   Inventory

The components of inventory are summarized below:

	June 30, 2009	December 31, 2008
Raw materials	$789,243	$789,815
Work in progress	288,032	426,366
Finished goods	69,120	145,929
Total Inventory	$1,146,395	$1,362,110

Note 4: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below:

	June 30, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$987,028	$2,114,714
Estimated earnings	252,837	4,969,444
	1,239,865	7,084,158
Less: Billings to date	5,110,105	8,691,464
	$(3,870,240)	$(1,607,306)

Included in the accompanying unaudited consolidated
balance sheets under the following captions:
Costs and estimated earnings in excess of billings
on uncompleted contracts	$81,124	$707,737
Billings in excess of costs and estimated earnings
on uncompleted contracts	(3,951,364)	(2,315,043)
	$(3,870,240)	$(1,607,306)

At June 30, 2009, the asset balance of $81,124 was related to several contracts that are projected to be completed during fiscal 2009. At December 31, 2008, the asset balance of $707,737 was related to a contract that was 90% complete at December 2008, based on the percentage-of-completion method. The remainder of the revenue was recognized in the first quarter of fiscal 2009.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2009 and December 31, 2008, was $3,951,364 and $2,315,043, respectively, and consisted of significant milestone payments, primarily related to a large job that is expected to be completed in fiscal year 2010.

Note 5: Acquisitions

Purchase of Flotation Technologies, Inc.

On May 1, 2008, we acquired Flotation Technologies, Inc. (“Flotation”), pursuant to the stock purchase agreement.  Under the terms of the agreement, the purchase price may be adjusted upward or downward, depending on certain working capital targets.  We resolved a dispute concerning the working capital adjustment for the purchase pursuant to the arbitration proceeding in May 2009. The arbitrator awarded us a cash purchase price adjustment of $84,430. The impact of this adjustment after legal expenses was $58,325 and was recorded as a reduction to goodwill as of the balance sheet date.  The cash payment was received in July 2009.

The acquisition of Flotation has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” since we acquired substantially all of the assets, certain liabilities, employees, and business of Flotation.

The purchase price of Flotation was $23,883,229 and consisted of $22,015,570 cash and 1,714,286 shares of common stock valued at $0.83 per common share, plus transaction costs of $323,009.  In addition, warrants to purchase 200,000 shares of common stock at $0.70 per share were issued to an entity affiliated with the Selling Shareholders for the acquisition of technology related to the operations of Flotation. The warrants are exercisable at any time from June 3, 2009 through September 3, 2011 and include piggyback registration rights with respect to the underlying shares of common stock. We valued the warrants at $121,793 based on the Black-Scholes option pricing model.

We sold 57,142,857 shares of common stock to accredited investors on June 5, 2008, at a price of $0.70 per share, for approximately $37,100,000 in net proceeds (the “Private Placement”). We used approximately $22,100,000 in proceeds from this Private Placement to fund the cash requirement of the Flotation acquisition.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also issued 600,000 options to employees of Flotation for their continued services with an exercise price of $1.15 per share. These options vest one-third of the original amount each year and may be exercised in whole or in part after vesting. We valued these options at $264,335 based on the Black-Scholes option pricing model, and are recognizing the related compensation cost ratably over the requisite service period and not in the purchase price of the transaction.

Fiscal 2008 transactions related to the purchase of Mako Technologies, Inc.

Effective December 1, 2007, we purchased 100% of the common stock of Mako Technologies, Inc. for $11,307,000.  Pursuant to the agreement and plan of merger, final installments of the purchase price were paid to the Mako shareholders during the six months ended June 30, 2008. We paid $4,160,238 cash to the Mako shareholders plus $76,396 of transaction expenses during the six months ended June 30, 2008. Additionally, the second installment of 2,802,969 restricted shares of common stock of Deep Down, valued at $0.70 per share, for a value of $1,962,078, was issued in March 2008.  We also recorded non-cash adjustments to the related goodwill in the amount of $173,709 which represented adjustments to purchased asset values.

Note 6: Property and Equipment

On May 29, 2009, we consummated a purchase transaction with JUMA Properties, LLC (“JUMA”), a related party, pursuant to a Purchase and Sale Agreement (the “Purchase Agreement”) dated May 22, 2009.   Pursuant to the Purchase Agreement, we acquired certain property and improvements located in Channelview, Texas, where certain of our operations are currently located (the “Channelview Property”). The Channelview Property consists of 8.203 acres and was purchased for $2,600,000. The transaction was conducted on an arms-length basis and in accordance with normal terms and conditions.  See additional discussion in Note 7, Long-Term Debt.

Prior to May 29, 2009, we leased the Channelview Property from JUMA at a base rate of $15,000 per month.  In connection with the purchase of the Channelview Property, the lease between us and JUMA was terminated.   We incurred no early termination penalties from JUMA in connection with this termination.

Note 7: Long-Term Debt

The following table summarizes long-term debt:

	June 30, 2009	December 31, 2008
Secured credit agreements	$4,862,112	$1,150,000
Other bank loans	12,275	15,087
Total bank debt	4,874,387	1,165,087
6% Subordinated Debenture	500,000	500,000
Capital lease obligations	461,565	436,300
Total debt	5,835,952	2,101,387
Current portion of long-term debt	(579,586)	(382,912)
Long-term debt, net of current portion	$5,256,366	$1,718,475

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revolving credit line and term loans

On November 11, 2008, we entered into a Credit Agreement (the “Revolver”) with Whitney National Bank ("Whitney") as the lender. The Revolver provides a commitment to lend to us the lesser of $2,000,000 or 80% of eligible receivables (generally defined as current due accounts receivables in which the lender has a first priority security interest). All of the commitment under the Revolver is also available in commitments for the lender to issue letters of credit (“L/C”) for our benefit. Outstanding amounts under the Revolver generally will bear interest at rates based on the British Bankers Association LIBOR Rate for dollar deposits with a term of one month plus an applicable rate of 2.00% to 3.00% based on the leverage ratio of Deep Down.  Accrued interest under the Revolver is payable monthly. Unused portions of the commitment generally accrue a commitment fee of 0.25% to 0.50% based on the leverage ratio of Deep Down and such fee is due and payable by Deep Down quarterly.  The Revolver has a termination date of November 11, 2010. There was no balance outstanding under the Revolver as of June 30, 2009; however, we issued an irrevocable transferrable standby L/C for $1,107,456 in the normal course of business during the six months ended June 30, 2009. This standby L/C reduces the borrowing capacity under the Revolver. Additionally, in July 2009 we borrowed $850,000 under the Revolver leaving $42,544 remaining available to us.

On December 18, 2008, we entered into an amendment to the Revolver (the “Term Loan”), with Whitney which provides for a term loan in the principal amount of $1,150,000. Such Term Loan does not impact the availability under the Revolver. We are obligated to repay the loan, annual interest rate of 6.5%, based on a schedule of monthly installments of $35,246 with an initial payment on February 1, 2009 and a final payment of the unpaid principal and accrued interest on January 1, 2012.

On May 29, 2009, in connection with the purchase of land and buildings as more fully described in Note 6, we entered into a third amendment to the Revolver (the “Third Amendment”) with Whitney as the lender. We paid $570,000 of the purchase price to JUMA in cash and financed the balance with an additional term loan in the principal amount of $2,100,000. We are obligated to repay the loan based on a schedule of monthly installments of $18,293 with an initial payment on June 1, 2009 and a final payment of all remaining outstanding and unpaid principal and accrued interest on May 1, 2024.  The annual interest rate on the loan is 6.50%. Such Term Loan does not impact the availability under the Revolver.

 Each of our subsidiaries has guaranteed our obligations under the Revolver and as such, our obligations in connection with the Revolver are generally secured by a first priority lien on all of our subsidiaries’ non-real property assets. The terms of the Third Amendment included a Guarantor’s Consent and Agreement, signed by each of our subsidiaries.  Whitney also required us to enter a second amendment to our security agreement (the “Security Agreement Amendment”) in order to reflect our ownership of the Channelview Property.  We also entered into a Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing (collectively, the “Deed of Trust”), creating a lien on the Channelview Property.

Under the Revolver, as amended, we are required to meet certain covenants and restrictions.  The financial covenants are reportable each quarter, beginning with the quarter ended March 31, 2009.  Financial covenants include maintaining total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) below 2.5 to 1.0 (“Leverage Ratio”), consolidated EBITDA to consolidated net interest expense and principal payments on the total debt greater than 1.5 to 1.0 (“Fixed Charge Coverage Ratio”), and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets” (“Tangible Net Worth”) in excess of $20,000,000. Other covenants include limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.  At June 30, 2009, we were not in compliance with the Leverage Ratio, Fixed Charge Coverage Ratio or Tangible Net Worth covenants.  Accordingly, we have obtained a waiver from Whitney for the quarter ended June 30, 2009. If operations do not improve during the third and fourth quarters, we could be in violation of financial covenants again at September 30, 2009 and December 31, 2009.  In the event of a covenant violation, we would seek a waiver from Whitney.  However, if we were unable to obtain such waiver, debt outstanding under this facility could be declared immediately due and payable by Whitney and would be classified as current in our consolidated balance sheets.

Amendment to credit agreement and new loan agreement

On February 13, 2009, we entered into a second amendment to our Revolver (the “Second Amendment”) in connection with a mortgage and security loan agreement with TD Bank, N.A. (“TD Bank”).  The terms of the Second Amendment required a Guarantor’s Consent and Agreement, which was signed by each of our subsidiaries, as guarantors of the obligations under the Revolver.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 5, 2009, Flotation, our wholly-owned subsidiary, obtained loan proceeds in the principal amount of $1,840,000 (“TD Bank Loan”).  The TD Bank Loan is secured by Flotation’s operational premises in Biddeford, Maine under a mortgage and security agreement and a collateral assignment of leases and rents.  The TD Bank Loan required us to enter into a debt subordination agreement that subordinated any debt Flotation owes to Deep Down, other than accounts payable between them arising in the ordinary course of business.  Additionally, the TD Bank Loan required a “negative pledge” that prohibits Flotation and Deep Down from granting security interests in Flotation’s personal property, other than such security interests granted in respect of our Revolver with Whitney.

We are obligated to repay the TD Bank Loan based on a schedule of monthly installments of $13,007, with an initial payment on March 13, 2009 and a final payment of the unpaid principal and accrued interest in February 2029.  The interest rate on the TD Bank Loan is 5.75% and provides a further commitment to Flotation for advancement of principal in the amount of $320,000. Advancement of any portion of the additional $320,000 principal amount, available under the TD Bank Loan, will be added to the principal balance and fully amortized over the remaining term of the 20-year amortization schedule. We accessed the full $320,000 subsequent to June 30, 2009.

Net interest expense during the six months ended June 30, 2008

For the six months ended June 30, 2008, we amortized into net interest expense $1,703,258 of debt discount and $762,700 of deferred financing costs associated with the fair market value of warrants and the cash-based expenses, related to third party fees and prepaid lender fees, over the life of a secured credit agreement, which was entered into in August 2007 and amended in December 2007, using the effective interest rate method. During the six months ended June 30, 2008, we paid $12,492,912 to the lender to pay the outstanding balance under the credit agreement, related interest of $828,979 and early termination fees, recognized as a loss on early extinguishment of debt, of $446,412. Additionally, during the six months ended June 30, 2008, we recorded $113,589 in net interest expense for the accretion of the Series E Preferred Stock up to face value, that was exchanged into a 6% subordinated debenture in the amount of $500,000.

Note 8: Stock-Based Compensation

We have a stock-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). We account for stock-based compensation expense under SFAS No. 123 (R), “Share-Based Payment. The exercise price of the options, as well as the vesting period, is established by our Board of Directors. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. Under the Plan, the total number of options permitted is 15% of issued and outstanding common shares.

Restricted Stock

 On March 23, 2009, we granted 2,350,000 restricted shares, par value $2,350 to executives and employees which vest on March 23, 2011, with continued employment. The shares were valued at $0.124 based on the closing price of common stock on March 20, 2009. The shares are fully-vested on the second anniversary of the grant date, and we are amortizing the related stock-based compensation of $291,400 over the two-year requisite service period. For the six months ended June 30, 2009 and 2008, we recognized a total of $165,950 and $94,500, respectively, in stock-based compensation related to all outstanding shares of restricted stock; the unamortized portion of the estimated fair value of restricted stock was $408,950 at June 30, 2009.

Summary of Stock Options

During the six months ended June 30, 2009, we granted 4,450,000 options. Based on the shares of common stock outstanding at June 30, 2009, there were approximately 11,005,000 options available for grant under the Plan as of that date.  We expense all stock options on a straight-line basis, net of forfeitures, over the requisite expected service periods. The stock-based compensation expense recognized for stock options for the six months ended June 30, 2009 and 2008 was $271,748 and $159,169, respectively.  Additionally, during the six months ended June 30, 2009, we revised the estimated rate of forfeitures to 30% from 0% based on the history of stock option cancellations and management’s estimates of expected future forfeiture rates, resulting in a reduction of stock-based compensation expense of $116,246 for the six months ended June 30, 2009. As of June 30, 2009, the unamortized portion of the estimated fair value of outstanding stock options was $958,500.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

Note 9: Commitments and Contingencies

Litigation

Periodically, we are involved in legal proceedings arising from the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

Letters of Credit

Certain customers require us to issue standby letters of credit (“L/C”) to ensure we will perform under terms of the contract and with associated vendors and subcontractors. In the event of default, the creditor may demand payment from the issuing bank for the amount of the L/C. There were no significant expenses related to L/Cs for the six months ended June 30, 2009. We were contingently liable for secured and unsecured L/Cs totaling $135,855 as of June 30, 2009, which is offset by the restricted cash balance in the accompanying balance sheets. This L/C was released by the holder effective July 15, 2009.

In December 2008, we amended our Revolver with Whitney to provide for L/Cs. During the six months ended June 30, 2009, we issued an irrevocable transferrable standby L/C in the normal course of business, with an annual commission rate of 2.4%, for $1,107,456.  This L/C reduces the borrowing capacity under the Revolver.

Note 10: Loss per Common Share

SFAS No. 128, "Earnings Per Share" (“EPS”), requires earnings/(loss) per share to be calculated and reported as both basic EPS and diluted EPS. Basic EPS is calculated by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income/(loss) by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. Potentially dilutive securities representing 638,812 and 4,284,367 shares of common stock for the three and six months ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.   This information should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 16, 2009 and our unaudited consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I, Item 1.

General

We are an oilfield services company serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, flotation and drill riser buoyancy, ROVs and toolings. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Our primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

Industry Outlook

Business conditions in our industry continued to decline in the first half of 2009.  The financial markets, which are critical to the funding of the major offshore and deepwater projects, have not stabilized yet. According to the International Energy Agency, worldwide demand for oil will decline by 3% in 2009 as a result of the economic downturn.  These business conditions have had a major impact on our customers worldwide.  New projects are being delayed and existing projects are slowing down.  The domestic offshore projects have incurred the worst decline while the international projects have mostly slowed down.

We believe that the economy will continue to struggle during the last half of 2009, but should show signs of stabilizing thereafter.  The price of oil has increased in the first half of 2009 and the financial markets also show signs of improving. We believe the longer term outlook is still very positive for the offshore and deepwater drilling and we will continue to focus on this sector of the industry.

Segments

For the six months ended June 30, 2009 and the fiscal year ended December 31, 2008, our operations have been aggregated into a single reporting segment. While our operating segments have different product lines, they are very similar with regards to the five criteria for aggregation. They are all service-based operations revolving around our personnel’s expertise in the deep water industry, and equipment is produced to a customer specified design and engineered using our personnel’s expertise, with installation as part of our service revenue to the customer.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue.  Revenue for the three months ended June 30, 2009 decreased approximately $1.7 million to approximately $6.2 million, a decrease of approximately 22% over the same prior year period. The reduction in revenue over the same prior year period was a result of customers delaying future projects or slowing down many of their offshore and deepwater projects.  Additionally, our ROV rentals and operator charges were reduced compared to the prior year due to the economic conditions affecting our customers.

Gross Profit.  Gross profit decreased approximately $0.5 million to approximately $1.9 million for the three months ended June 30, 2009, a decrease of approximately 22% over the same prior year period.  This decrease in gross profit was consistent with the decrease in total revenue.  Accordingly, our gross margins remained constant at 30% of revenue for the second quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) include rent, utilities, general office expenses, insurance, personnel, bad debt and other costs necessary to conduct business operations.  SG&A for the three months ended June 30, 2009 was approximately $3.9 million compared to approximately $3.8 million for the same prior year period. Bad debt expense decreased approximately $0.8 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, due to a customer that filed bankruptcy in 2008. Personnel and related costs, attributed to the expansion of our businesses, increased by approximately $0.4 million. Professional, accounting and legal fees, relating to the updating of the registration statement and various projects in 2008 decreased by approximately $0.2 million. Our office related expense increased approximately $0.1 million due to the addition of our new corporate offices. Stock-based compensation increased by approximately $0.1 million for the three months ended June 30, 2009, due to stock options issued after June 30, 2008.

Depreciation and amortization. Depreciation and amortization expense, excluded from “Cost of sales” in the accompanying statements of operations, was approximately $0.4 million for the three months ended June 30, 2009 and 2008. Depreciation expense, included in “Cost of sales” in the accompanying statements of operations, was approximately $0.4 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively.

Net interest expense and loss on extinguishment of debt. Net interest expense for the three months ended June 30, 2009 was approximately $0.1 million compared to approximately $2.7 million for the same prior year period.  Net interest expense for the three months ended June 30, 2009 was generated by our outstanding bank debt, capital leases and subordinated debenture. For the three months ended June 30, 2008, net interest expense was generated mainly by a secured credit agreement that was paid off on June 12, 2008. For the three months ended June 30, 2008, cash interest approximated $0.4 million, and we incurred non-cash deferred financing and debt discount amortization approximating $2.3 million, which included acceleration due to debt extinguishment. Early termination fees of approximately $0.4 million were recognized as a loss on early extinguishment of debt in the first half of 2008.

Net loss. Net loss for the three months ended June 30, 2009 was approximately $1.8 million, compared to net loss of approximately $4.9 million for the same prior year period.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. EBITDA for the three months ended June 30, 2009 improved $41,227 from the same prior year period.

	Three Months Ended
	June 30,
	2009	2008
Net loss	$(1,761,094)	$(4,865,373)
Add back interest expense, net of interest income	65,826	2,663,186
Add back depreciation and amortization	772,452	600,848
Deduct tax benefit	(722,296)	(85,000)
EBITDA	$(1,645,112)	$(1,686,339)

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue.  Revenue for the six months ended June 30, 2009 decreased approximately $0.9 million to approximately $13.3 million, a 6% decrease over the same prior year period. The reduction in revenue over the same prior year period was a result of customers delaying future projects or slowing down many of their offshore and deepwater projects. Additionally, our ROV rentals and operator charges were reduced compared to the prior year due to the economic conditions affecting our customers.

Gross Profit.  Gross profit decreased approximately $0.6 million to approximately $4.2 million for the six months ended June 30, 2009, a decrease of 12% compared to the six months ended June 30, 2008 which is generally consistent with the decrease in total revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) includes rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  SG&A for the six months ended June 30, 2009 was approximately $6.7 million compared to approximately $5.7 million for the same prior year period, due in part to the acquisition of Flotation. For the six months ended June 30, 2009, additional expenses of approximately $1.4 million related to the acquisition were offset by approximately $0.7 million reduction in bad debt expense. Personnel and related costs (not included in the Flotation amount) of approximately $0.5 million was attributed to the expansion of our businesses, requiring more personnel, and the related requirements to administer a public company and comply with reporting requirements. We paid approximately $0.1 million more than the same prior year period in professional, accounting and legal fees relating to the updating of the registration statement and increased annual audit fees due to company growth.

Depreciation and amortization. Depreciation and amortization expense, excluded from “Cost of sales” in the accompanying statements of operations, was approximately $0.8 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively. This increase resulted from the addition of assets from the Flotation acquisition in May 2008. Depreciation expense, included in “Cost of sales” in the accompanying statements of operations, was approximately $0.7 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.

Net interest expense and loss on extinguishment of debt. Net interest expense for the six months ended June 30, 2009 was approximately $0.1 million compared to approximately $3.4 million for the same prior year period.  Net interest expense for the six months ended June 30, 2009 was generated by our outstanding bank debt, capital leases and subordinated debenture. For the six months ended June 30, 2008, net interest expense was generated mainly by a secured credit agreement. On June 12, 2008, we paid the balance due under that credit agreement, thus there were no related expenses since that date. For the six months ended June 30, 2008, cash interest approximated $0.8 million, and we incurred non-cash deferred financing and debt discount amortization approximating $2.5 million, which included acceleration due to debt extinguishment. Early termination fees of approximately $0.4 million were recognized as a loss on early extinguishment of debt in the first half of 2008.

Net loss. Net loss for the six months ended June 30, 2009 was approximately $2.5 million, compared to approximately $5.0 million for the same prior year period.

EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. EBITDA for the six months ended June 30, 2009 was approximately $(1.8) million compared to approximately $(1.0) million, a decrease of approximately $0.8 million from the same prior year period.

	Six Months Ended
	June 30,
	2009	2008
Net loss	$(2,490,869)	$(4,954,820)
Add back interest expense, net of interest income	111,942	3,393,054
Add back depreciation and amortization	1,523,728	898,997
Deduct tax benefit	(987,619)	(354,366)
EBITDA	$(1,842,818)	$(1,017,135)

Capital Resources and Liquidity

Operations for the past six months have been negatively impacted by the worldwide recession, lower oil prices and customer-based delays in many of our major projects.  We have also had a slow start on the production of our large floatation order. As a result of this downturn in the industry, our operations in the first half of 2009 were significantly lower than expected and had a negative EBITDA of approximately $1.8 million.  As discussed in Note 7, Long-Term Debt, in the notes to unaudited consolidated financial statements, we were in default of our $2.0 million Revolver agreement at June 2009, which has been waived.  The third quarter of 2009 started out sluggish, however, we are finally commencing the production cycle of our large floatation order, we have several ROVs working, and our offshore service jobs are increasing. Our backlog is currently over $20 million and is expected to continue to increase over the next several quarters.  We have also commenced a cost containment program to lower overall costs; particularly, our general and administrative expenses.  If operations do not improve during the third and fourth quarters, we could be in violation of financial covenants again at September 30, 2009 and December 31, 2009.  In the event of a covenant violation, we would seek a waiver from Whitney.  However, if we were unable to obtain such waiver, debt outstanding under this facility could be declared immediately due and payable by Whitney and would be classified as current in our consolidated balance sheets.

Management believes that we have adequate capital resources when combined with our $2.0 million cash position and improved cash flows from strengthening operations to meet current operating requirements for the 12 months ending June 30, 2010.

Cash Flow from Operating Activities

For the six months ended June 30, 2009, cash provided by operating activities was approximately $2.7 million as compared to cash used in operating activities for the same prior year period of approximately $1.4 million. Our working capital balances vary due to delivery terms and payments on key contracts, costs and estimated earnings in excess of billings on uncompleted contracts, and outstanding receivables and payables. We collected approximately $3.5 million in accounts receivable during the six months ended June 30, 2009 compared to an increase in accounts receivable of approximately $0.3 million in the same prior year period. We used some of the operating cash flow to reduce accounts payable and accrued liabilities by approximately $1.3 million compared to approximately $1.6 million in the same prior year period. Additionally, we recorded the following non-cash charges in the six months ended June 30, 2009: stock-based compensation of approximately $0.3 million, bad debt expense of approximately $0.1 million and depreciation and amortization of approximately $1.5 million. In the six months ended June 30, 2008, we recorded amortization of deferred financing costs and debt discount related to a secured credit agreement which totaled approximately $2.6 million, stock-based compensation of approximately $0.3 million, bad debt expense of approximately $0.8 million and depreciation and amortization of approximately $0.9 million.

Cash Flow from Investing Activities

For the six months ended June 30, 2009, cash used in investing activities was approximately $4.9 million compared to approximately $26.7 million for the same prior year period. For the six months ended June 30, 2009, we used approximately $4.6 million to purchase property and equipment, which included approximately $0.6 million in deposits for the purchase of land and buildings. We also capitalized approximately $0.3 million in software costs related to a company-wide implementation of our new ERP system, and invested $0.1 million in a third party. The majority of the 2008 activity related to the purchase of Flotation for approximately $22.1 million in cash, plus the final cash paid to Mako shareholders totaling approximately $4.2 million plus some adjustments to purchase price expenses. The restricted cash balance of approximately $0.4 million related to requirements of a secured credit agreement; which was released when the debt was paid in June 2008. We used approximately $0.7 million for equipment purchases during the same period of 2008.

Cash Flow from Financing Activities

For the six months ended June 30, 2009, cash provided by financing activities was approximately $1.6 million compared to approximately $30.0 million for the same prior year period.  During the six months ended June 30, 2009, we borrowed approximately $1.8 million and made principle payments of approximately $0.2 million. During the six months ended June 30, 2008, we completed a Private Placement of our stock for net proceeds of approximately $37.1 million. We also paid approximately $12.5 million to a secured creditor to pay the balance due under the credit agreement and related interest and early termination fees (such early termination fees are included in operations as loss on debt extinguishment). In January 2008, in accordance with the terms of the purchase of Mako, we paid approximately $0.9 million of notes payable plus accrued interest and received proceeds from a secured creditor totaling approximately $5.6 million.

Critical Accounting Policy Updates

Capitalized software costs.  We capitalize software for internal use under provisions of Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Other assets include the capitalized cost of internal use software. The assets are stated at cost less accumulated amortization, and totaled approximately $0.3 million and $0 at June 30, 2009 and 2008, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs will be amortized on a straight-line basis over the estimated useful lives of the assets upon implementation.

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs and estimated earnings incurred in excess of billings on uncompleted contracts, inventory, impairments of long-lived assets, including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, billings in excess of costs and estimated earnings on uncompleted contracts; contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

See Note 2, Recently Issued Accounting Standards and Developments, in the notes to unaudited consolidated financial statements for information regarding recently issued accounting standards.

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our Critical Accounting Policies.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that because material weaknesses existed, as of June 30, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we determined that we did not maintain an effective entity level control environment and did not maintain effective controls over the accuracy of revenue recognition. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting.

In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures during the second quarter of 2009, as part of our remediation efforts in addressing material weaknesses:

•
Management is in the process of implementing a new system-wide accounting and management software program to address the revenue recognition and gross margin analysis of projects accounted for under the percentage-of-completion method.

•	Management prepared an employee handbook, distributed the handbook to all employees throughout the organization and obtained signed acknowledgements from each employee.
•	Management has increased documentation around certain authorization and review controls.

Accordingly, there have been changes in our internal controls over financial reporting that have or are reasonably likely to materially affect our internal controls over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Periodically, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings except as noted below.

In connection with the Private Placement in June 2008, we filed an initial Registration Statement on Form S-1 on July 21, 2008 to register the 57,142,857 shares issued in the offering. Pursuant to the Registration Rights Agreement, we were obligated to have the Registration Statement declared effective by September 3, 2008, the “Required Effective Date”, or the Company would be required to pay liquidated damages to the Selling Shareholders in the Private Placement for each day following the Required Effective Date, until but excluding the date the Commission declares the Registration Statement effective. We evaluated this obligation under the Registration Rights Agreement for liability treatment under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS 5”) and FSP EITF 00-19(2), “Accounting for Registration Payment Arrangements,” and determined that the registration rights met the definition of a liability under the authoritative guidance, and at December 31, 2008  reserved approximately $1.2 million in potential damages under terms of the Private Placement for the 90-day period from September 4 to December 3, 2008. We obtained an opinion from legal counsel allowing removal of the related stock’s restrictive legend under Rule 144, which was deemed to be equivalent, and thus satisfied the registration rights requirements.

The SEC declared the Registration Statement on Form S-1 effective on April 16, 2009. Pursuant to Section 7.1(c) of the Registration Rights Agreement and based on opinion of counsel, management reduced the liquidated damages reserve to 47 days, or approximately $0.6 million. We recorded the reduction and initiated payment to the Selling Shareholders effective May 12, 2009.

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

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
10.1	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.2
Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).

10.3
Third Amendment to Credit Agreement, entered into as of May 29, 2009, between Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. (incorporated by reference from Exhibit 10.3 to our Form 8-K filed on June 2, 2009).

10.4
Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc. ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).

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

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	August 21, 2009
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer and Director	August 21, 2009
Eugene L. Butler	(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1
Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
10.1	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.2
Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).

10.3
Third Amendment to Credit Agreement, entered into as of May 29, 2009, between Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. (incorporated by reference from Exhibit 10.3 to our Form 8-K filed on June 2, 2009).

10.4
Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc. ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).

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