Form 10-Q
period 2009-09-30
Deep Down, Inc.
filed 2009-11-16
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At November 16, 2009, there were 180,450,630 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

Deep Down, Inc., a Nevada corporation (“Deep Down”), is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), Mako Technologies, LLC, a Nevada limited liability company (“Mako”), Flotation Technologies, Inc., a Maine corporation (“Flotation”), since its acquisition effective May 1, 2008, and Deep Down International Holdings, LLC, a Nevada corporation (“DDIH”) since its formation in February 2009.

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of November 16, 2009, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after November 16, 2009 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

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

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	1
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	2
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	3
	Notes to Unaudited Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 6.	Exhibits	19

Signatures
Exhibit Index

iii

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands)	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,896	$2,495
Restricted cash	-	136
Accounts receivable, net	4,206	10,772
Inventory	1,052	1,362
Costs and estimated earnings in excess of billings on uncompleted contracts	748	708
Deferred tax asset	2,892	217
Prepaid expenses and other current assets	921	634
Total current assets	13,715	16,324
Property and equipment, net	20,088	13,799
Intangibles, net	17,109	18,091
Goodwill	14,966	15,024
Other assets, net	1,126	458
Total assets	$67,004	$63,696

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,030	$4,319
Billings in excess of costs and estimated earnings on uncompleted contracts	3,252	2,315
Current portion of long-term debt	6,029	383
Total current liabilities	13,311	7,017
Long-term debt, net	904	1,718
Deferred tax liabilities	2,892	1,126
Total liabilities	17,107	9,861

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.001 par value, 490,000 shares authorized, 180,451 and 177,351 shares issued and outstanding, respectively	180	177
Additional paid-in capital	60,968	60,328
Accumulated deficit	(11,251)	(6,670)
Total stockholders' equity	49,897	53,835
Total liabilities and stockholders' equity	$67,004	$63,696

The accompanying notes are an integral part of the financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands except per share amounts)	2009	2008	2009	2008
Revenues	$8,426	$11,653	$21,729	$25,852
Cost of sales	6,276	6,006	15,413	15,462
Gross profit	2,150	5,647	6,316	10,390
Operating expenses:
Selling, general & administrative	3,585	3,733	10,302	9,414
Depreciation and amortization	415	362	1,242	883
Total operating expenses	4,000	4,095	11,544	10,297
Operating income (loss)	(1,850)	1,552	(5,228)	93
Other income (expense):
Interest income	3	37	9	103
Interest expense	(118)	(25)	(236)	(3,484)
Loss on debt extinguishment	-	-	-	(446)
Other income	4	17	15	6
Total other income (expense)	(111)	29	(212)	(3,821)
Income (loss) before income taxes	(1,961)	1,581	(5,440)	(3,728)
Income tax (expense) benefit	(129)	(3)	859	351
Net income (loss)	$(2,090)	$1,578	$(4,581)	$(3,377)
Income (loss) per share:
Basic	$(0.01)	$0.01	$(0.03)	$(0.03)
Weighted-average number of common shares outstanding	176,522	176,094	176,276	131,744
Diluted	$(0.01)	$0.01	$(0.03)	$(0.03)
Weighted-average number of common shares outstanding	176,522	176,776	176,276	131,744

The accompanying notes are an integral part of the financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(4,581)	$(3,377)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest income	-	(55)
Non-cash amortization of debt discount	-	1,817
Non-cash amortization of deferred financing costs	-	763
Share-based compensation	643	424
Bad debt expense	126	1,053
Depreciation and amortization	2,389	1,642
(Gain) loss on disposal of equipment	(21)	161
Deferred taxes payable	(909)	-
Changes in assets and liabilities:
Accounts receivable	6,440	942
Inventory	310	(821)
Costs and estimated earnings in excess of billings on uncompleted contracts	(40)	(41)
Prepaid expenses and other current assets	(287)	(453)
Other assets	(112)	-
Accounts payable and accrued liabilities	(289)	(1,059)
Billings in excess of costs and estimated earnings on uncompleted contracts	937	179
Net cash provided by operating activities	4,606	1,175

Cash flows from investing activities:
Cash paid for acquisition of Flotation, net of cash acquired of $235	-	(22,162)
Proceeds from final settlement of acquisition of Flotation	58	-
Cash paid for acquisition of Mako, net of expenses	-	(4,237)
Purchases of property and equipment	(5,536)	(2,564)
Proceeds from sale of property and equipment	53	-
Cash paid for capitalized software	(383)	-
Purchase of investment	(150)	-
Note receivable, net of repayments	(23)	-
Restricted cash	136	375
Net cash used in investing activities	(5,845)	(28,588)

Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	-	37,060
Proceeds from sales-type lease	-	587
Borrowings on long-term debt	3,000	5,604
Repayments on long-term debt	(360)	(12,889)
Net cash provided by financing activities	2,640	30,362
Change in cash and equivalents	1,401	2,949
Cash and cash equivalents, beginning of period	2,495	2,206
Cash and cash equivalents, end of period	$3,896	$5,155

The accompanying notes are an integral part of the financial statements.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements of Deep Down, Inc. and its wholly-owned subsidiaries (“Deep Down”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 with the Commission.

Preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses.  If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Management is also required to consider material events that occur after the date, prior to the issuance, of the financial statements and evaluate whether such events require modification to the reported results or footnote disclosures.  Our subsequent review was conducted through November 16, 2009, immediately prior to the filing of the financial statements with the Commission.

In the notes to the unaudited consolidated financial statements, all dollar and share amounts are in thousands of dollars and shares, unless otherwise indicated.

Reclassifications

Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net loss or stockholders' equity.

Principles of consolidation

The unaudited consolidated financial statements include the accounts of Deep Down, Inc. and its wholly-owned subsidiaries for the three and nine months ended September 30, 2009 and 2008.  All significant inter-company transactions and balances have been eliminated in consolidation.

Accounting Policy Updates

Capitalized software costs. We capitalize software for internal use according to the applicable authoritative guidance.  Other assets include the capitalized cost of internal-use software. Capitalized software is stated at cost less accumulated amortization, and totaled $383 and $0 at September 30, 2009 and 2008, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs will be amortized on a straight-line basis over the estimated useful lives of the assets upon implementation.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2:	Recently Issued Accounting Standards and Developments

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable.  This guidance is effective for us for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. We are currently assessing its implementation of this new guidance, but do not expect a material impact on the consolidated financial statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental US GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. We adopted the Codification for the quarter ended September 30, 2009. There was no impact to the consolidated financial results.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and we adopted them in the quarter ended June 30, 2009. The required disclosure is included in Note 1 to our consolidated financial statements.  There was no impact on the consolidated financial results.

The FASB guidance on fair value measurements and disclosures became effective January 1, 2008. However, in February 2008, the FASB delayed the effective date regarding fair value measurements and disclosures of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to January 1, 2009. The adoption of these provisions related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. We adopted these requirements in the quarter ended June 30, 2009. There was no impact on the consolidated financial results.

The estimated fair value of our financial instruments is as follows at September 30, 2009:

•	Cash and equivalents, accounts receivable and accounts payable - the carrying amounts approximated fair value due to the short-term maturity of these instruments.
•
Long-term debt - the carrying value of our debt instruments closely approximates the fair value as the debt instruments include fixed rates consistent with current interest rates and the line of credit portion has a LIBOR-based rate.

In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The requirements of this amended guidance carry forward without significant revision the guidance on contingencies which existed prior to January 1, 2009. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the Accounting Standards Codification (“ASC”) Topic 450 on contingencies. We adopted the Codification in the quarter ended September 30, 2009. There was no impact upon adoption.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 1, 2009, we adopted the revised FASB guidance regarding business combinations which was required to be applied to business combinations on a prospective basis. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). There was no impact upon adoption and the effects of this guidance will depend on the nature and significance of business combinations occurring after the effective date.

In April 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The new requirements apply to intangible assets acquired after January 1, 2009. There was no impact upon adoption and the effects of this guidance will depend on the nature and significance of business combinations occurring after the effective date.

Note 3:	Inventory

The components of inventory are summarized below (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$748	$790
Work in progress	235	426
Finished goods	69	146
Total Inventory	$1,052	$1,362

Note 4:	Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below (in thousands):

	September 30, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$4,259	$2,115
Estimated earnings	282	4,969
	4,541	7,084
Less: Billings to date	7,045	8,691
	$(2,504)	$(1,607)

Included in the accompanying unaudited consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$748	$708
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,252)	(2,315)
	$(2,504)	$(1,607)

At September 30, 2009, the asset balance of $748 was related to several contracts that are projected to be completed during fiscal 2009. At December 31, 2008, the asset balance of $708 was related to a contract that was 90 percent complete at December 2008, based on the percentage-of-completion method. The remainder of the revenue was recognized in the first quarter of fiscal 2009.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at September 30, 2009 and December 31, 2008, was $3,252 and $2,315, respectively, and consisted of significant milestone payments, primarily related to a large contract that is expected to be completed in fiscal year 2010.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5:	Acquisitions

Purchase of Flotation Technologies, Inc.

On May 1, 2008, we acquired Flotation Technologies, Inc. (“Flotation”), pursuant to the stock purchase agreement.  Under the terms of the agreement, the purchase price may be adjusted upward or downward, depending on certain working capital targets.  We resolved a dispute concerning the working capital adjustment for the purchase pursuant to the arbitration proceeding in May 2009. The arbitrator awarded us a cash purchase price adjustment of $84. The impact of this adjustment after legal expenses was $58 and was recorded as a reduction to goodwill as of the balance sheet date.  The acquisition of Flotation has been accounted for using the purchase method of accounting since we acquired substantially all of the assets, certain liabilities, employees, and business of Flotation.

The purchase price of Flotation was $23,883 and consisted of $22,016 in cash and 1,714 shares of common stock valued at $0.83 per common share, plus transaction costs of $323. In addition, warrants to purchase 200 shares of common stock at $0.70 per share were issued to an entity affiliated with the Selling Shareholders for the acquisition of technology related to the operations of Flotation. The warrants are exercisable at any time from June 3, 2009 through September 3, 2011 and include piggyback registration rights with respect to the underlying shares of common stock. We valued the warrants at $122 based on the Black-Scholes option pricing model.

We sold 57,143 shares of common stock to accredited investors on June 5, 2008, at a price of $0.70 per share, for approximately $37,060 in net proceeds. We used approximately $22,100 in proceeds from this Private Placement to fund the cash requirement of the Flotation acquisition.

We also issued 600 options to employees of Flotation for their continued services with an exercise price of $1.15 per share. These options vest one-third of the original amount each year and may be exercised in whole or in part after vesting. We valued these options at $264 based on the Black-Scholes option pricing model, and are recognizing the related compensation cost ratably over the requisite service period and not in the purchase price of the transaction.

Fiscal 2008 transactions related to the purchase of Mako Technologies, Inc.

Effective December 1, 2007, we purchased 100 percent of the common stock of Mako Technologies, Inc. for $11,307. Pursuant to the agreement and plan of merger, final installments of the purchase price were paid to the Mako shareholders during the nine months ended September 30, 2008. We paid $4,160 cash to the Mako shareholders plus $77 of transaction expenses during the nine months ended September 30, 2008. In March 2008, we issued the second installment of 2,803 restricted shares of common stock of Deep Down, valued at $0.70 per share, totaling $1,962, including non-cash adjustments to purchased asset values in goodwill totaling $174.

Note 6:	Property and Equipment

On May 29, 2009, we consummated a purchase transaction with JUMA Properties, LLC (“JUMA”), a company owned by Ronald E. Smith, President, CEO and Director of Deep Down and wife Mary L. Budrunas, Vice President, Corporate Secretary and Director of Deep Down.  Pursuant to a Purchase and Sale Agreement dated May 22, 2009, we acquired certain property and improvements located in Channelview, Texas, where certain of our operations are currently located (the “Channelview Property”). The Channelview Property consists of 8.203 acres and was purchased for $2,600. The transaction was conducted on an arms-length basis and in accordance with normal terms and conditions. See additional discussion in Note 7, Long-Term Debt.

Prior to May 29, 2009, we leased the Channelview Property from JUMA at a base rate of $15 per month.  In connection with the purchase of the Channelview Property, the lease between us and JUMA was terminated.   We incurred no early termination penalties from JUMA in connection with this termination.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7:	Long-Term Debt

The following table summarizes long-term debt (in thousands):

	September 30, 2009	December 31, 2008
Secured credit agreements	$5,938	$1,150
Other bank loans	11	15
Total bank debt	5,949	1,165
6% Subordinated Debenture	500	500
Capital lease obligations	484	436
Total debt	6,933	2,101
Current portion of long-term debt	(6,029)	(383)
Long-term debt, net of current portion	$904	$1,718

Revolving credit line and term loans

On November 11, 2008, we entered into a Credit Agreement (the “Revolver”) with Whitney National Bank (“Whitney”) as the lender. The Revolver provides a commitment to lend to us the lesser of $2,000 or 80 percent of eligible receivables (generally defined as current due accounts receivables in which the lender has a first priority security interest). All of the commitment under the Revolver is also available in commitments for the lender to issue letters of credit (“L/C”) for our benefit. Outstanding amounts under the Revolver generally will bear interest at rates based on the British Bankers Association LIBOR Rate for dollar deposits with a term of one month plus an applicable rate of 2.00 percent to 3.00 percent based on the leverage ratio of Deep Down.  Accrued interest under the Revolver is payable monthly. Unused portions of the commitment generally accrue a commitment fee of 0.25 percent to 0.50 percent based on the leverage ratio of Deep Down and such fee is due and payable by Deep Down quarterly.  The Revolver has a termination date of November 11, 2010. There is $850 outstanding under the Revolver as of September 30, 2009, and we have issued an irrevocable transferrable standby L/C, with an annual commission rate of 2.4 percent for $1,108 during the nine months ended September 30, 2009 related to a large contract that is expected to be completed in fiscal year 2010. The borrowing capacity under the Revolver was approximately $20 at September 30, 2009.

On December 18, 2008, we entered into an amendment to the Revolver (the “Term Loan”), with Whitney which provides for a term loan in the principal amount of $1,150. Such Term Loan does not impact the availability under the Revolver. We are obligated to repay the loan, annual interest rate of 6.5 percent, based on a schedule of monthly installments of $35 with an initial payment on February 1, 2009 and a final payment of the unpaid principal and accrued interest on January 1, 2012.

On May 29, 2009, in connection with the purchase of land and buildings, we entered into a third amendment to the Revolver (the “Third Amendment”) with Whitney as the lender.  We paid $570 of the purchase price to JUMA in cash and financed the balance with an additional term loan in the principal amount of $2,100. We are obligated to repay the loan based on a schedule of monthly installments of $18 with an initial payment on June 1, 2009 and a final payment of all remaining outstanding and unpaid principal and accrued interest on May 1, 2024.  The annual interest rate on the loan is 6.5 percent. Such Term Loan does not impact the availability under the Revolver. See additional discussion in Note 6, Property and Equipment.

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

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the Revolver, as amended, we are required to meet certain covenants and restrictions.  The financial covenants are reportable each quarter, beginning with the quarter ended March 31, 2009.  Financial covenants include maintaining total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) below 2.5 to 1.0 (“Leverage Ratio”), consolidated EBITDA to consolidated net interest expense and principal payments on the total debt greater than 1.5 to 1.0 (“Fixed Charge Coverage Ratio”), and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets” (“Tangible Net Worth”) in excess of $20,000. Other covenants include limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.

At September 30, 2009, we were not in compliance with the Leverage Ratio, Fixed Charge Coverage Ratio or Tangible Net Worth covenants.  Although operations are improving, we expect to be in violation of these financial covenants again at December 31, 2009.  As a result of this and cross-default provisions in our TD Bank, N.A. loan, amounts outstanding under these facilities have been classified as current in our consolidated balance sheet at September 30, 2009.  We are currently seeking a waiver from Whitney for the quarter ended September 30, 2009, and will do so at year-end if we are still in default. However, if we are unable to obtain such waiver, debt outstanding under these facilities could be declared immediately due and payable. We may consider alternative financings or other transactions to satisfy such obligations. We continue to remain current on our principal, interest and fee obligations with Whitney and TD Bank.

Management believes that we have adequate capital resources when we combine our $3,896 cash position and improved cash flows from strengthening operations to meet current operating requirements for the twelve months ending September 30, 2010. The factors described above create uncertainty and could have a material adverse impact on our business.

Amendment to credit agreement and new loan agreement

On February 13, 2009, we entered into a second amendment to our Revolver (the “Second Amendment”) in connection with a mortgage and security loan agreement with TD Bank, N.A. (“TD Bank”).  The terms of the Second Amendment required a Guarantor’s Consent and Agreement from each of our subsidiaries as guarantors of the obligations under the Revolver.

On March 5, 2009, Flotation, our wholly-owned subsidiary, obtained loan proceeds in the principal amount of $1,840 (“TD Bank Loan”).  The loan provides a further commitment to Flotation for advancement of principal in the amount of $320, which was accessed in July 2009. We are obligated to repay the TD Bank Loan based on a schedule of monthly installments of $13, with an initial payment on March 13, 2009 and a final payment of the unpaid principal and accrued interest in February 2029.  The interest rate on the TD Bank Loan is 5.75 percent. Advancement of the additional $320 principal amount was added to the principal balance in July 2009 and will be fully amortized over the remaining term, thus increasing the payment to $15 effective August 2009.

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

Net interest expense during the nine months ended September 30, 2008

For the nine months ended September 30, 2008, we amortized into net interest expense $1,703 of debt discount and $763 of deferred financing costs associated with the fair market value of warrants and the cash-based expenses, related to third party fees and prepaid lender fees, over the life of a secured credit agreement, which was entered into in August 2007 and amended in December 2007, using the effective interest rate method. During the nine months ended September 30, 2008, we paid $13,275 to the lender to pay the outstanding balance under the credit agreement, related interest of $829 and early termination fees, recognized as a loss on early extinguishment of debt, of $446. Additionally, during the nine months ended September 30, 2008, we recorded $114 in net interest expense for the accretion of the Series E Preferred Stock up to face value, that was exchanged into a 6 percent subordinated debenture in the amount of $500.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8:	Stock-Based Compensation

We have a stock-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Stock based compensation is recognized as provided under the applicable authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. Under the Plan, the total number of options permitted is 15 percent of issued and outstanding common shares.

Restricted Stock

On March 23, 2009, we granted 2,350 restricted shares, par value $2, to executives and employees which vest on March 23, 2011, with continued employment. The shares were valued at $0.12 based on the closing price of common stock on March 20, 2009. The shares vest on the second anniversary of the grant date, and we are amortizing the related stock-based compensation of $291 over the two-year requisite service period.

On September 3, 2009, we granted 750 restricted shares, par value $1, to an executive in connection with his severance and separation agreement. The shares were valued at $0.10 based on the closing price of common stock on September 3, 2009. The shares vest on the anniversary of the grant date, and we are amortizing the related stock-based compensation of $75 over the one-year requisite service period.

In connection with the departure of two executives during the third quarter of 2009, we accelerated the vesting of 850 shares of restricted stock granted on March 29, 2009, and 350 shares granted in February 2008, and recognized the related stock-based compensation of $106.  For the nine months ended September 30, 2009 and 2008, we recognized a total of $377 and $158, respectively, in stock-based compensation related to all outstanding shares of restricted stock. The unamortized portion of the estimated fair value of restricted stock was $273 at September 30, 2009.

Summary of Stock Options

During the nine months ended September 30, 2009, we granted 14,475 options. Based on the shares of common stock outstanding at September 30, 2009, there were approximately 1,809 options available for grant under the Plan as of that date. We expense all stock options on a straight-line basis, net of forfeitures, over the requisite expected service periods. Additionally, during the nine months ended September 30, 2009, we revised the estimated rate of forfeitures to 30 percent from 0 percent based on the history of stock option cancellations and management’s estimates of expected future forfeiture rates, resulting in a reduction of stock-based compensation expense of $116 for the nine months ended September 30, 2009. The total stock-based compensation expense recognized for stock options for the nine months ended September 30, 2009 and 2008 was $266, respectively.  As of September 30, 2009, the unamortized portion of the estimated fair value of outstanding stock options was $1,339.

Note 9:	Income Taxes

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate on interim period operations, which may vary from the statutory rate due to the impact of permanent items relative to our net income as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. A valuation allowance of $286 was recorded for deferred tax assets in excess of deferred tax liabilities at September 30, 2009.

Note 10:	Commitments and Contingencies

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

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

Letters of Credit

Certain customers require us to issue a standby L/C to ensure we will perform under terms of the contract and with associated vendors and subcontractors. In the event of default, the creditor may demand payment from the issuing bank for the amount of the L/C. There were no significant expenses related to L/Cs for the nine months ended September 30, 2009. In December 2008, we amended our Revolver with Whitney to provide for L/Cs. During the nine months ended September 30, 2009, we issued an irrevocable transferrable standby L/C in the normal course of business, with an annual commission rate of 2.4 percent, for $1,108.  This L/C reduces the borrowing capacity under the Revolver.

Note 11:	Income (loss) per Common Share

Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. Potentially dilutive securities representing 1,121 shares of common stock for the nine months ended September 30, 2008 were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2008 filed with the Commission on March 16, 2009 and our unaudited consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I, Item 1.

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

Industry Outlook

Business conditions in our industry continued to decline in the first nine months of 2009.  The financial markets, which are critical to the funding of the major offshore and deepwater projects, have not stabilized yet. According to the International Energy Agency, worldwide demand for oil will decline by 3 percent in 2009 as a result of the economic downturn.  These business conditions have had a major impact on our customers worldwide.  New projects are being delayed and existing projects are slowing down.  The domestic offshore projects have incurred the worst decline while the international projects have mostly slowed down.

We believe that the economy will continue to struggle during the last quarter of 2009, but should show signs of stabilizing thereafter. The price of oil has increased in the first nine months of 2009, the financial markets also show signs of improving, and we are currently seeing improvement in several areas of our activity. We believe the longer term outlook is still very positive for the offshore and deepwater drilling and we will continue to focus on this sector of the industry.

Segments

For the nine months ended September 30, 2009 and the fiscal year ended December 31, 2008, our operations have been aggregated into a single reporting segment. While our operating segments have different product lines, they are very similar with regards to the five criteria for aggregation. They are all service-based operations revolving around our personnel’s expertise in the deep water industry, and equipment is produced to a customer specified design and engineered and installed using our personnel’s expertise.

In Part I, Item 2 “Management’s Disclosures and Analysis of Financial Condition and Results of Operations,” all dollar and share amounts are in thousands of dollars and shares, unless otherwise indicated.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue.  Revenue for the three months ended September 30, 2009 decreased approximately $3,227 to approximately $8,426, a decrease of approximately 28 percent over the same prior year period. The reduction in revenue over the same prior year period was a result of customers delaying future projects or slowing down many of their offshore and deepwater projects.  Additionally, our ROV rentals and operator charges were reduced compared to the prior year due to the economic conditions affecting our customers.

Gross Profit.  Gross profit decreased approximately $3,497 to approximately $2,150 for the three months ended September 30, 2009, a decrease of approximately 62 percent over the same prior year period.  For the three months ended September 30, 2009, gross margins were negatively impacted by our large floatation order and by two other floatation orders, all which have incurred more costs than originally estimated.  As such, gross margins decreased to 26 percent of revenue for the third quarter of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) include rent, utilities, general office expenses, insurance, personnel, bad debt and other costs necessary to conduct business operations.  SG&A for the three months ended September 30, 2009 was approximately $3,585, a decrease of approximately 4 percent over the same prior year period. Overall, the decrease was driven by management’s continuing focus on cost containment and by reduced professional fees which in the three months ended September 30, 2008, related to the acquisition of Flotation. Additionally, professional, accounting and legal fees relating to the updating of the registration statement decreased by approximately $614 compared to the three months ended September 30, 2008. Bad debt expense decreased approximately $190 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, due to a customer that filed bankruptcy in 2008. Personnel and related costs, attributed to the expansion of our businesses, increased by approximately $626. Stock-based compensation increased by approximately $151 for the three months ended September 30, 2009, due to stock options issued after September 30, 2008, and to the accelerated vesting of restricted stock.

Depreciation and amortization. Depreciation and amortization expense, excluded from “Cost of sales” in the accompanying statements of operations, was approximately $415 and $362 for the three months ended September 30, 2009 and 2008, respectively. This increase resulted from the purchase of office buildings and property previously leased and other capital expenditures. Depreciation expense, included in “Cost of sales” in the accompanying statements of operations, was approximately $450 and $381 for the three months ended September 30, 2009 and 2008, respectively.

Net interest expense. Net interest expense for the three months ended September 30, 2009 was approximately $115 compared to net interest income of approximately $12 for the same prior year period.  Net interest expense for the three months ended September 30, 2009 and 2008 was generated by our outstanding bank debt, capital leases and subordinated debenture, offset by interest income on cash balances.

Net income (loss). Net loss for the three months ended September 30, 2009 was approximately $2,090, compared to net income of approximately $1,578 for the same prior year period.

EBITDA. EBITDA is a non-US GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under US GAAP and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with US GAAP. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with US GAAP. EBITDA for the three months ended September 30, 2009 was negative $981 compared to positive $2,312 for the same prior year period.  This reduction was primarily driven by the decrease in net income, offset by an increase in interest expense on outstanding debt.

	Three Months Ended
	September 30,
	2009	2008
Net income (loss)	$(2,090)	$1,578
Add back interest expense, net of interest income	115	(12)
Add back depreciation and amortization	865	743
Add back income tax expense	129	3
EBITDA	$(981)	$2,312

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue.  Revenue for the nine months ended September 30, 2009 decreased approximately $4,123 to approximately $21,729, a 16 percent decrease over the same prior year period. The reduction in revenue over the same prior year period was a result of customers delaying future projects or slowing down many of their offshore and deepwater projects. Additionally, our ROV rentals and operator charges were reduced compared to the prior year due to the economic conditions affecting our customers.

Gross Profit.  Gross profit decreased approximately $4,074 to approximately $6,316 for the nine months ended September 30, 2009, a decrease of 39 percent compared to the nine months ended September 30, 2008. This decrease in gross profit was partially driven by the decrease in total revenue, particularly our large floatation order.  Accordingly, our gross margins decreased to 29 percent of revenue for the nine months ended September 30, 2009.

Selling, General and Administrative Expenses. SG&A includes rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  SG&A for the nine months ended September 30, 2009 was approximately $10,302 compared to approximately $9,414 for the same prior year period, an increase of approximately 9 percent. For the nine months ended September 30, 2009, additional expenses of approximately $1,695 related to the acquired operations of Flotation were offset by approximately $927 reduction in bad debt expense. Personnel and related costs of approximately $856 were attributed to the expansion of our businesses, requiring more personnel, and the related requirements to administer a public company and comply with reporting requirements. We paid approximately $63 less than the same prior year period in professional, accounting and legal fees relating to the updating of the registration statement in fiscal 2008 and increased annual audit fees due to company growth. Office expenses increased approximately $206 due to the addition of our new corporate offices.  For the nine months ended September 30, 2009, stock-based compensation increased by approximately $219 over the same prior year period, due to stock options that were issued after September 30, 2008 and the accelerated vesting of restricted stock.

Depreciation and amortization. Depreciation and amortization expense, excluded from “Cost of sales” in the accompanying statements of operations, was $1,242 and $883 for the nine months ended September 30, 2009 and 2008, respectively. Depreciation expense, included in “Cost of sales” in the accompanying statements of operations, was approximately $1,147 and $759 for the nine months ended September 30, 2009 and 2008, respectively. This overall increase resulted from the addition of assets from the Flotation acquisition in May 2008, the purchase of office buildings and property previously leased and other capital expenditures.

Net interest expense and loss on extinguishment of debt. Net interest expense for the nine months ended September 30, 2009 was approximately $227 compared to approximately $3,381 for the same prior year period.  Net interest expense for the nine months ended September 30, 2009 was generated by our outstanding bank debt, capital leases and subordinated debenture. For the nine months ended September 30, 2008, net interest expense was generated mainly by borrowings under a secured credit agreement. On June 12, 2008, we paid the balance due under that credit agreement, thus there were no related expenses since that date. For the nine months ended September 30, 2008, cash interest approximated $905. We incurred non-cash deferred financing and debt discount amortization approximating $2,466, plus paid early termination fees of approximately $446 recognized as a loss on early extinguishment of debt.

Net loss. Net loss for the nine months ended September 30, 2009 was approximately $4,581, compared to approximately $3,377 for the same prior year period.

EBITDA. EBITDA is a non-US GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under US GAAP and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with US GAAP. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with US GAAP. EBITDA for the nine months ended September 30, 2009 was negative $2,824 compared to positive $1,295 for the same prior year period.

	Nine Months Ended
	September 30,
	2009	2008
Net loss	$(4,581)	$(3,377)
Add back interest expense, net of interest income	227	3,381
Add back depreciation and amortization	2,389	1,642
Deduct income tax benefit	(859)	(351)
EBITDA	$(2,824)	$1,295

Capital Resources and Liquidity

Operations for the past nine months have been negatively impacted by the worldwide recession, lower oil prices and customer-based delays in many of our major projects, including on our large floatation order.  As a result of this downturn in the industry, our operations in the first nine months of 2009 were significantly lower than expected, resulting in a negative EBITDA of approximately $2,824. As discussed in Note 7, Long-Term Debt, in the notes to unaudited consolidated financial statements, we were in default of our $2,000 Revolver agreement at September 30, 2009, and we anticipate to be in default at December 31, 2009 even though operations are improving and we expect them to continue improving in the fourth quarter.  As a result of this default at September 30, 2009, and cross-default provisions in our TD Bank facility, amounts outstanding under these facilities have been classified as current in our consolidated balance sheet at September 30, 2009. We are seeking a waiver from Whitney and will do so at year end, if we are still in default.  If we are unable to obtain such a waiver, debt under these facilities could be declared immediately due and payable. We may consider alternative financings or other transactions to satisfy such obligations. The borrowing capacity under the Revolver was approximately $20 at September 30, 2009. We continue to remain current on our principal, interest and fee obligations with Whitney and TD Bank. Revenues in the third quarter improved by $2,225 over the second quarter and we expect operations to continue to improve in the fourth quarter.  The cost containment program, which was commenced in the second quarter is continuing and beginning to have a positive effect on general and administrative expenses. We have commenced the production cycle of a large flotation order and had a majority of our ROVs working at the end of the third quarter, and our offshore jobs are increasing. As of September 30, 2009 our backlog was approximately $20,000.

Management believes that we have adequate capital resources when we combine our $3,896 cash position and improved cash flows from strengthening operations to meet current operating requirements for the twelve months ending September 30, 2010. The factors described above create uncertainty and could have a material adverse impact on our business.

Cash Flow from Operating Activities

For the nine months ended September 30, 2009, cash provided by operating activities was approximately $4,606 as compared to cash provided by operating activities for the same prior year period of approximately $1,175. Our working capital balances vary due to delivery terms and payments on key contracts, costs and estimated earnings in excess of billings on uncompleted contracts, and outstanding receivables and payables. We collected approximately $6,440 in accounts receivable during the nine months ended September 30, 2009 compared to approximately $942 in the same prior year period. We used some of the operating cash flow to reduce accounts payable and accrued liabilities by approximately $289 compared to approximately $1,059 in the same prior year period. Additionally, we recorded the following non-cash charges in the nine months ended September 30, 2009: stock-based compensation of approximately $643, bad debt expense of approximately $126 and depreciation and amortization of approximately $2,389. In the nine months ended September 30, 2008, we recorded amortization of deferred financing costs and debt discount related to a secured credit agreement which totaled approximately $2,580, stock-based compensation of approximately $424, bad debt expense of approximately $1,053 and depreciation and amortization of approximately $1,642.

Cash Flow from Investing Activities

For the nine months ended September 30, 2009, cash used in investing activities was approximately $5,845 compared to approximately $28,588 for the same prior year period. For the nine months ended September 30, 2009, we used approximately $5,536 to purchase property and equipment, which included approximately $570 in deposits for the purchase of land and buildings. We also capitalized approximately $383 in software costs related to a company-wide implementation of our new ERP system, and invested $150 in a third party, offset by a decrease in restricted cash for a letter of credit of $136. The majority of the 2008 activity related to cash paid for the purchase of Flotation totaling approximately $22,162, cash paid to Mako shareholders totaling approximately $4,237, net of expenses and purchase price adjustments. The change in the restricted cash balance of approximately $375, related to requirements of a secured credit agreement, which was released when the debt was paid in June 2008. We used approximately $2,564 for equipment purchases during the same period of 2008.

Cash Flow from Financing Activities

For the nine months ended September 30, 2009, cash provided by financing activities was approximately $2,640 compared to approximately $30,362 for the same prior year period.  During the nine months ended September 30, 2009, we borrowed approximately $3,000 and made principle payments of approximately $360. During the nine months ended September 30, 2008, we completed a Private Placement of our stock for net proceeds of approximately $37,060. We also paid approximately $12,493 to a secured creditor to pay the balance due under a credit agreement and related interest and early termination fees (such early termination fees were included in operations as loss on debt extinguishment). In January 2008, in accordance with the terms of the purchase of Mako, we paid approximately $916 of notes payable and received proceeds from a secured creditor totaling approximately $5,604.

Critical Accounting Policy Updates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs and estimated earnings incurred in excess of billings on uncompleted contracts, inventory, impairments of long-lived assets, including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, billings in excess of costs and estimated earnings on uncompleted contracts; contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

See Note 2, “Recently Issued Accounting Standards and Developments”, in the notes to unaudited consolidated financial statements for information regarding recently issued accounting standards.

Refer to Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our Critical Accounting Policies.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that because material weaknesses existed, as of September 30, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, we determined that we did not maintain an effective entity level control environment and did not maintain effective controls over the accuracy of revenue recognition. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting.

In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures during the third quarter of 2009, as part of our remediation efforts in addressing material weaknesses:

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

In connection with the Private Placement in June 2008, we filed an initial Registration Statement on Form S-1 on July 21, 2008 to register the 57,142,857 shares issued in the offering. Pursuant to the Registration Rights Agreement, we were obligated to have the Registration Statement declared effective by September 3, 2008, the “Required Effective Date”, or the Company would be required to pay liquidated damages to the Selling Shareholders in the Private Placement for each day following the Required Effective Date, until but excluding the date the Commission declares the Registration Statement effective. We evaluated this obligation under the Registration Rights Agreement for liability treatment under ASC 450-20 “Contingencies” and ASC 825-20 “Financial Instruments”, and determined the registration rights met the definition of a liability under the authoritative guidance.  Accordingly, at December 31, 2008 we reserved $1,212,120 in potential damages under terms of the Private Placement for the 90-day period from September 4 to December 3, 2008. On May 5, 2009, we obtained an opinion from legal counsel allowing removal of the related stock’s restrictive legend under Rule 144, which was deemed to be equivalent, and thus satisfied the registration rights requirements. As such, management reduced the liquidated damages reserve to 47 days, or $626,040 in the first quarter of 2009.

The Commission declared the Registration Statement on Form S-1 effective on April 16, 2009 pursuant to Section 7.1(c) of the Registration Rights Agreement. We initiated payment to the Selling Shareholders effective May 12, 2009.

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

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
10.1*	Waiver Agreement, dated September 10, 2009 and effective as of September 1, 2009, by and between Whitney National Bank, as lender and Deep Down, Inc., as borrower.
10.2*	Waiver of Loan Covenants, dated August 7, 2009 and effective as of June 30, 2009, by and between Whitney National Bank, as lender and Deep Down, Inc., as borrower.
10.3*†	Severance and Separation Agreement, dated September 1, 2009, by and between Strategic Capital Services, Inc. and Robert E. Chamberlain, Jr. (“Consultant”) and Deep Down, Inc.,
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
________________
* Filed or furnished herewith.
† Exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	November 16, 2009
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer and Director	November 16, 2009
Eugene L. Butler	(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
3.1
Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
10.1*	Waiver Agreement, dated September 10, 2009 and effective as of September 1, 2009, by and between Whitney National Bank, as lender and Deep Down, Inc., as borrower.
10.2*	Waiver of Loan Covenants, dated August 7, 2009 and effective as of June 30, 2009, by and between Whitney National Bank, as lender and Deep Down, Inc., as borrower.
10.3*†	Severance and Separation Agreement, dated September 1, 2009, by and between Strategic Capital Services, Inc. and Robert E. Chamberlain, Jr. (“Consultant”) and Deep Down, Inc.,
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
_________________
* Filed or furnished herewith.
† Exhibit constitutes a management contract or compensatory plan or arrangement.