Form 10-K
period 2009-12-31
Deep Down, Inc.
filed 2010-04-15
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☑

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No☑

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009, the last business day of our most recently completed second quarter, was approximately $16,051,857.

At March 31, 2010, the issuer had 180,450,630 shares outstanding of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Forward-Looking Information

Unless otherwise indicated, the terms “Deep Down, Inc.”, “Deep Down”, “Company,” “we,” “our” and “us” are used in this report to refer to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

In this Annual Report on Form 10-K (“the Report”), we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto.

The statements contained in this Report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by us, may not be realized. Because of the number and range of assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of us, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Therefore, our actual experience and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART I

Item 1.	DESCRIPTION OF BUSINESS.

History

Deep Down, Inc. is a Nevada corporation engaged in the oilfield services industry.  As used herein, “Deep Down,” “Company,” “we,” “our” and “us” may refer to Deep Down, Inc. and/or its subsidiaries.  Deep Down, Inc. (OTCBB:DPDW), a publicly traded Nevada corporation, was incorporated on December 14, 2006, through a reverse merger with MediQuip Holdings, Inc. (“MediQuip”), a publicly-traded Nevada corporation.

Deep Down is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation, since its acquisition April 2, 2007, Mako Technologies, LLC, a Nevada limited liability company (“Mako”), since its acquisition effective December 1, 2007, Flotation Technologies, Inc., a Maine corporation (“Flotation”), since its acquisition effective May 1, 2008, and Deep Down International Holdings, LLC, a Nevada limited-liability company (“DDIH”) since its formation in February 2009. DDIH currently has no material assets or operations.

On April 2, 2007, we acquired substantially all of the assets of ElectroWave USA, Inc., a Texas corporation. We formed a wholly-owned subsidiary, ElectroWave USA, Inc. (“ElectroWave”), a Nevada corporation, to complete the acquisition.  In 2009 we rebranded ElectroWave as the Marine Technologies division of Deep Down Delaware, to enhance the clarity of the products and services offered by this division. Located in Channelview, Texas, Deep Down Marine Technologies offers products and services in the fields of electronic monitoring and control systems for the energy, military and commercial business sectors.

Effective December 1, 2007, we acquired all of the common stock of Mako Technologies, Inc.  We formed a wholly-owned subsidiary, Mako Technologies, LLC (“Mako”) to complete the acquisition.  Located in Morgan City, Louisiana, Mako serves the offshore petroleum and marine industries with technical support services, and equipment vital to offshore petroleum production, through the provision of highly qualified technicians, remotely operated vehicle (“ROV”) services, topside and subsea equipment and support systems used in diving operations, maintenance and repair operations, and offshore construction.

On June 5, 2008, we completed the acquisition of Flotation Technologies, Inc. (“Flotation”). We effectively dated the acquisition for accounting purposes as of May 1, 2008 and consummated the closing on June 6, 2008. Flotation engineers, designs and manufactures deepwater buoyancy systems using high-strength FlotecTM syntactic foam and polyurethane elastomers from its facilities in Biddeford, Maine.

In February 2009, we formed Deep Down International Holdings, LLC, a Nevada limited-liability company (“DDIH”) and wholly-owned subsidiary of the Company, for the purpose of holding securities for foreign companies organized or acquired by the Company. DDIH currently has no material assets or operations.

Our current operations are the result of the significant acquisitions of Deep Down Delaware, Mako and Flotation.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in accordance with our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting offshore deepwater exploration, development and production of oil and gas reserves and other maritime operations.

Business Overview

We provide services to the offshore energy industry to support deepwater exploration, development and production of oil and gas and other maritime operations.  We are primarily a service company, and we also produce custom engineered products that assist us in fulfilling service objectives for specific projects on a contractual basis.  We design and manufacture a broad line of deep water, surface and offshore rig equipment, as well as buoyancy solutions, that are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world.  We also manufacture monitoring and control systems used by offshore energy and other maritime operations.  Our products are often initially developed in direct response to customer requests for solutions to critical problems in the field.  We also serve the growing offshore petroleum and maritime industries with technical management and support services.  One of our greatest strengths is the extensive knowledge base of our service, engineering and management personnel in many aspects of the deep water industry. Set forth below is a more detailed description of important services and products we provide.

Our goal is to provide superior services and products which are designed to provide safer, more cost-effective solutions in a quicker timeframe for our clients.  We believe there is significant demand for, and brand name recognition of, our established products due to the technological capabilities, reliability, cost effectiveness, timely delivery and operational timesaving features of these products. Since our formation, we have introduced many new products that continue to broaden the market currently served by us.

We market our services and products primarily through our offices in Houston, Texas, Biddeford, Maine and Morgan City, Louisiana. Additionally, we added two foreign sales consultants to more actively pursue the markets in Europe / West Africa and Brazil.  Our sales representatives travel worldwide to the major international energy and maritime markets.  We generally manufacture and fabricate our products at our facilities, although we also work with third parties who provide manufacturing and fabrication support through their own facilities in the Houston, Texas metroplex.

For the fiscal years ended December 31, 2009 and 2008, the operations of Deep Down’s operating segments, Deep Down Delaware, Electro Wave, Mako and Flotation, have been aggregated into a single reporting segment. Additionally, during the year ended December 31, 2009, we have aggregated ElectroWave’s operations into Deep Down Delaware as a single operating segment due to similar production processes and cost savings related to office and administrative support. While the operating segments have different product lines; they are very similar. They are all service-based operations revolving around our personnel’s expertise in the deep water industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States, though we occassionally make sales to international customers.

Services and Products

Services.  We provide a wide variety of project engineering and management services, including the design, installation and retrieval of subsea equipment and systems, connection and termination operations, well-commissioning services, as well as construction support and ROV operations support.  We pride ourselves on the ability to collaborate with the engineering departments of oil and gas operators, installation contractors and subsea equipment manufacturers to find the quickest, safest, and most cost-effective solutions to address all manner of issues in the subsea world.  We also provide various products in connection with the use of our installation, retrieval, storage and management services.

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

Installation Support and Management.  Our installation management services are centered on the utilization of standardized hardware, proven, well-tested installation techniques, and an experienced, consistent team that has proven to be safe and skilled in all aspects of the installation process.  We pride ourselves on supporting installation contractors through our installation management and engineering services, installation aids and equipment, and our offshore installation support services, including spooling operations, offshore testing, and flying lead installation support. Many installation contractors find it beneficial to utilize our services to help reduce on-board personnel since our specialized technicians can perform multiple tasks. We have designed and fabricated many different installation tools and equipment over the years.  We have been involved in the design of the following equipment to help make installations run as smoothly as possible:  steel flying leads, steel flying lead deployment systems, umbilical hardware and termination systems, umbilical bell mouths, lay chutes, rapid deployment cartridges, horizontal drive units, mud mats, flying lead installation and parking frames, umbilical termination assembly stab & hinge over systems, and numerous other pieces of offshore equipment.  Our team has vast experience with the installation of flexible and rigid risers and flowlines, umbilicals, flexible and rigid jumpers, steel tube and thermoplastic hose flying leads, pipeline end terminations (“PLETs”) and manifolds.  In addition, we provide an extensive array of installation aids, including steel flying lead installation systems, a 5-ton Caterpillar® tensioner, a 10-foot radius lay chute with work platform, many varieties of buoyancy, clump weights, VIV strakes, mud mats, dual tank skids, gang boxes, work vans, pumping and testing skids, control booths, fluid drum carriers, crimping systems, load cells,  300 and 340-ton under-rollers, a 200-ton and 400-ton carousel, UTA running and parking deployment frames, termination shelters, pipe straightners, ROV hooks and shackles, intervention tooling, stackable SeaStax® tanks, baskets, and boxes, and ballgrab rental rigging.

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

Terminations.  Deep Down and members of its team have been involved in umbilical terminations since 1988.  Our team was involved with the designs for the armored thermo plastic umbilicals at Multiflex, the first steel tube umbilical in the Gulf of Mexico for the Shell Popeye® umbilical, and the standardization of many steel tube umbilical terminations.  We have also pioneered the concept of the compliant Moray® section that enables a traditional helically wound umbilical to be used for direct well step outs, or long field flying leads.  Our management believes we are the only company that can terminate umbilicals provided by any manufacturer with the same termination system.

Testing Services.  Umbilical manufacturers, control suppliers, installation contractors, and oil and gas operators utilize our services to perform all aspects of testing, including initial Factory Acceptance Testing (“FAT”), Extended Factory Acceptance Testing (“EFAT”) and System Integration Testing (“SIT”), relating to the connecting of the umbilical termination assemblies, the performing of installations, and the completion of the commissioning of the system thereafter.  To execute these services, we have assembled a variety of personnel and equipment to ensure that all testing operations are done in the safest and time-efficient manner, ensuring a reduced overall project cost.  We also work hard to utilize the most detailed digital testing and monitoring equipment to ensure that the most accurate data is provided to our clients.  We have been hired to perform coiled tubing flushing, cleaning, and hydro testing, umbilical filling, flushing, pressure, flow rate, and cleanliness testing, load out monitoring and testing, installation monitoring, post installation testing, system commissioning, umbilical intermediate testing, and umbilical termination assembly cleanliness, flow, and leak testing.  We believe we have one of the best filling, flushing and testing teams in the business. Deep Down employs a variety of different pumping systems to meet industry needs and offers maximum flexibility.  Our philosophy is to flush through the maximum number of lines at the highest flow rate possible to maximize efficiency.  We have assembled a comprehensive list of offshore pumping units and an assortment of chemical pumping skids.  Our equipment can be used to pump all of the standard offshore water-based chemicals as well as all offshore commissioning fluids such as Methanol and diesel.  We have been involved in the design, procurement, testing, installation, and operation of the testing equipment.  Deep Down’s engineers and service technicians can also assist in writing the testing procedures and sequences from simple FAT to very extensive multiple pressures and fluids testing up to full system SIT procedures.

System Integration Testing.  We have led the offshore industry move into the digital age with our use of digital transducers to provide much greater levels of accuracy compared to information gathered from conventional chart recorders. We have a wide variety of digital pressure transducers, flow meters, and temperature gauges. We have two wire data systems (4 port and one 16 port) as well as 25 individual digital pressure and temperature recorders that are often employed for installation monitoring activities. In addition to these units, we also have three desks set up with data systems that are capable of tracking from 4 to 15 individual sensors simultaneously. These capabilities, in combination with subsea handling equipment, experienced personnel, and a fully-equipped facility, render Deep Down ideal for managing SIT operations.

Commissioning.  We have been involved in most of the topside connections and commissioning (the removal of inert fluids used during the umbilicals’ transportation and installation) projects in the Gulf of Mexico since its formation in 1997.  Our commissioning team is often identified early in the project and participates in all aspects of planning and risk assessment for the project.  Due to the limited time associated with project commissioning, it is extremely important to perform detailed planning and engineering prior to arrival at the offshore production platform location to reduce any possible shut in or down time.  Our engineers and technicians work closely with the project managers and production platform engineers to help ensure that all aspects of the installation or retrieval project, including potential risks and dangers, are identified, planned for, and eliminated prior to arrival on the production platform.  Due to the different requirements for testing and commissioning of subsea systems, we have an assortment of pumps and equipment to deploy to ensure a safe and efficient commissioning program.  We have experience handling all types of commissioning fluids, including asphaltine dispersants, diesel, methanol, xylene, corrosion inhibitors, water-based control fluids, oil-based control fluids, 100 percent glycol, paraffin inhibitors, and alcohol.

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

Marine Technical Support Services

We serve the growing offshore petroleum and marine industries with technical support services and products vital to offshore petroleum production.  Our offerings in this area are primarily through the provision of remotely operated vehicle (“ROV”) services which include the provision of skilled ROV operators/technicians and ROV equipment, as well as topside and subsea equipment, and support systems used in diving operations, maintenance and repair operations, and offshore construction.

ROV and ROV Tooling Services.  We provide the latest ROV tooling technology as part of our ROV services.  Our ROV tooling services are constantly growing, with the addition of tools as they are requested by our customers.  As part of our ROV services, we have observation and light work class ROV units capable of operating in depths of 10,000 feet. Our services include platform inspection (Level I, II and III, jack-up and template), platform installation and abandonment, search and recovery, salvage, subsea intervention (hot stab operations, torque tool, well, pipeline commissioning, and stack landings), telecommunication cable inspections (existing and as built), anchor handling (mooring and anchor chain monitoring), ROV consulting and project management, ROV pilots and technicians, and underwater cinematography.  We provide an extensive line of ROV intervention tooling, ROV clamps and ROV-friendly hooks and shackles that are state-of-the-art in design.  Recently, we began providing maintenance and fleet management services to other ROV owners as an outsourced support function to their ROV fleet.

Offshore Construction Equipment Rental.  We employ a permanent staff of highly qualified technicians and mechanics to maintain and refurbish our equipment in-between rentals. We carry a wide array of equipment to service the diving industry, including water blasting equipment, breathing air dive compressors, hot water units with feed pumps, man rider winches, hydraulic tools and hose reels, underwater video units, sonar units, magnetic gradiometers, dive radios, lift bags, volume tanks, decompression chambers, and hot water pressure washers.

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

Bend Limiters.  We offer both polymer and steel bend limiters.  Steel bend limiters are typically utilized for steel tube umbilicals and have been designed with a simple and reliable hinged attachment system which significantly decreases installation time.  Polymer bend limiters are typically provided for small diameter umbilicals or flying leads, as well as for their compliant umbilical section, which turn a traditional umbilical into a ROV-friendly, installable flying lead.  Due to our ability to design and manufacture bend limiters in-house, delivery time is greatly reduced.

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

Buoyancy Products

We engineer, design and manufacture deepwater buoyancy systems using high-strength FlotecTM syntactic foam and polyurethane elastomers.  Our  product offerings include distributed buoyancy for flexible pipes and umbilicals, drilling riser buoyancy modules, CoreTecTM drilling riser buoyancy modules, ROVitsTM buoyancy, Hydro-FloatTM mooring buoys, StablemoorTM low-drag ADCP deployment solution, Quick-Loc™ cable floats, HardballTM umbilical floats, Flotec™ cable and pipeline protection, InflexTM polymer bend restrictors, and installation buoyancy of any size and depth rating.

The majority of our buoyancy product offerings are made with FlotecTM syntactic foam, a product composed of hollow glass microballoons, combined with an epoxy resin system. These microballoons (also known as “microspheres”) are very small, 20-120 microns in diameter, and provide buoyancy.  The epoxy system provides the strength to the system.  The result is a light weight composite with low thermal conductivity and resistance to compressive stress that far exceeds other types of foams. The foam comes in different densities and strengths which are required for greater depth applications. In some applications, the liquid syntactic foam resulting from the combination of ingredients is poured into high-density polyethylene shells that form the flotation device and encase and protect the syntactic foam from damage. Some of our products are produced with proprietary, high-strength macrospheres.

Our facility in Biddeford, Maine, has been ISO 9001:2000 certified since 2003. This certification enables us to provide our buoyancy products to oil and gas companies, giving us a competitive edge over suppliers who are not certified.  In 2009 we added an in-house rotational molding facility, having designed and built one of the largest rotational molding machines in the world.  This additional capability allows us to control yet another aspect of the manufacturing process, ensuring better quality and lead time.  While the majority of our buoyancy products revenue comes from buoyancy products for the petroleum production sector, we also serve the oceanographic, industrial and military markets.

Marine Products

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

We have supplied equipment on drilling production rigs operating throughout the world, including Abu Dhabi, Angola, Australia, Azerbaijan, Brazil, Congo, Dubai, Egypt, Equatorial Guinea, India, Indonesia, Kuwait, Mexico, Nigeria, Norway, Russia, the United Kingdom, United States, Vietnam, and other areas. We are also a supplier of integrated marine systems for ships with design, manufacture, and delivery of machinery plant control and monitoring systems and/or alarm monitoring systems for 3 Molinari Class Staten Island ferries, a United States Coast Guard ice breaker, one of the world’s largest hopper dredges, and other vessels.

Manufacturing

Our manufacturing facilities in Channelview, Texas, a suburb of Houston, house a broad variety of processes, including machining, fabrication, inspection, assembly and testing. We are devoted to the design, manufacturing, testing, and commissioning of heavy equipment used in both on- and offshore operations in a variety of markets and industries.

Our manufacturing plant is ISO 9001 and American Petroleum Institute certified.  We maintain our high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process and inspect and document equipment as it is processed through our manufacturing facility.  We have the capability to manufacture various products from each of our product lines at our major manufacturing facility and believe that this localized manufacturing capability is essential in order to compete with our major competitors.  We maintain valuable relationships with several other companies that own additional fabrication facilities in and around Houston, Texas.  These other companies provide excellent subcontract manufacturing support on an as-needed basis.  Our manufacturing process includes heat treatment, machining, fabrication, inspection, assembly and testing.

Our buoyancy manufacturing facility is located in Biddeford, Maine. We have designed, developed, and assembled our own enhanced foam production capabilities.  This allows us to produce the large volume of foam required to make the 7-14 foot-long drilling pipe flotation risers that appear to be in high demand for offshore drilling in very deep waters. These drill pipe risers will operate effectively in water depths of up to 4,000 meters (13,000 feet). Our foam is capable of operating in water depths of up to 7,000 meters (23,000 feet).  Our drilling riser buoyancy design is unique in the industry, and our CoreTec™ Drilling Riser Buoyancy Module has been patented.

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

Marketing and Sales

We market our products and services throughout the world directly through our sales personnel in our Houston, Texas, Biddeford, Maine and Morgan City, Louisiana offices. We periodically advertise in trade and technical publications of our customer base.  We also participate in industry conferences and trade shows to enhance industry awareness of our products and services.  Our customers generally order products and services after consultation with us on their project.  Orders are typically completed within two weeks to three months depending on the type of product or service.  Larger and more complex products may require four to six months to complete, though we have accepted several longer-term projects, including one that has exceeded a year completion.  Our customers select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery and advance technology.  For large drilling and production system orders, we engage our project management team to coordinate customer needs with engineering, manufacturing and service organizations, as well as with subcontractors and vendors.  Our profitability on projects is dependent on performing accurate and cost-effective bids as well as performing efficiently in accordance with bid specifications.  Various factors can adversely affect our performance on individual projects that could potentially adversely affect the profitability of a project.

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

We have an established track record of introducing new products and product enhancements.  Our product development work is conducted at our facilities in Channelview, Texas, Biddeford, Maine and in the field.  Our application engineering staff also provides engineering services to customers in connection with the design and sales of our products.  Our ability to develop new products and maintain technological advantages is important to our future success.

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

Competition

The principal competitive factors in the petroleum drilling, development and production and maritime equipment markets are quality, reliability and reputation of the product, price, technology, and timely delivery.  We face significant competition from other manufacturers of exploration, production, buoyancy and maritime equipment.  Several of our primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources and have a longer history in the manufacturing of these types of equipment.  We compete principally with Dynacon, FMC, Kvaerner, Norson, Ocean Works, Oceaneering, VFL, and Halliburton Product Pipeline Services on our umbilical services; Dynacon, Ocean Works and Odem on our Launch and Recovery Systems; and Entech, Technip, Manatec and Pegasus on our installation management services.

Our principal competitors in the polyurethane area are Trelleborg AB, Balmoral Group, Dunlaw Engineering Ltd., ABCO Industries Limited, and Whitefield Plastics Corporation. Our principal competitor in the syntactic foam market is Trelleborg Offshore, Inc. Other competitors include Cumming Corp., located in Massachusetts; Matrix Composites & Engineering Ltd., located in Australia; Balmoral Group, located in Scotland; Syntech Materials, Inc., located in Virginia; and Marine Subsea Group, located in Norway.

Employees

We had 159 employees as of March 31, 2010, of which approximately 156 are full time employees.  Our employees are not covered by collective bargaining agreements and we consider our employee relations to be good.  Our operations depend in part on our ability to attract a skilled labor force.  While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we pay or both.

Governmental Regulations

A significant portion of our business activities are subject to federal, state, local and foreign laws and regulations and similar agencies of foreign governments.  The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent.  These regulations are administered by various federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor and the U.S. Environmental Protection Agency.  From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies.  Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws will require us to make material expenditures.

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

Patents, Trademarks and Copyrights

We currently hold three patents covering riser tensioner sensor assembly, method and apparatus for manufacture of a non-helical subsea umbilical and method and apparatus for installing an undersea umbilical.  An additional five patents have been applied for and are in process.  Trademarked names of the Company include DEEP DOWN INC TM, FLOTATION TECHNOLOGIES TM, MAKO TECHNOLOGIES TM, DRILSYS TM, ELECTROWAVE TM, MUDSYS TM, AQUASOX TM, MORAY TM and SEASTAX TM, QUICK-LOC®, FLOTEC®, and PROTEUS ™.

We also obtained all the rights to the following inventions, including all provisional applications in connection with the acquisition of Flotation:

•	Drilling Riser Buoyancy Produced with Plastic Shell (inventors Timothy H. Cook, Fred Maguire and David Capotosto);

•	Drilling Riser Auxiliary Claim with Integral Mux Clamp (inventors Timothy H. Cook, Fred Maguire and David Capotosto);

•	Clam for Holding Distributed Buoyancy Modules (inventors David Capotosto and William Stewart); and

•	Hinged Distributed Buoyancy Module (inventors Timothy H. Cook and David Capotosto).

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	DESCRIPTION OF PROPERTY

Our principal corporate offices were relocated to 8827 W. Sam Houston Parkway N., Suite 100, Houston, TX  77040 on February 21, 2009. The 89-month lease term began on that date and includes an allowance for leasehold improvements by the landlord, plus a charge for monthly common area expenses (“CAM charges”) on a pro-rata basis of the total building expenses (including insurance, security, maintenance, property taxes and utilities) beginning on the sixth month of the lease term. Monthly lease costs range from $12,177 to $14,391 plus CAM charges, due to a rent escalation clause over the term of the lease.

Our operating facilities for Deep Down Delaware continue to be located at 15473 East Freeway, Channelview, Texas 77530.  We purchased the Channelview property from the lessor in May 2009, which consists of approximately 8 acres of land that houses 60,000 square feet of manufacturing space and 7,000 square feet of office space.   See Item 13 “Certain Relationships and Related Transactions, and Director Independence” included in this Report for information regarding the related nature of the former lessor.

Mako leases its property and buildings from Sutton Industries at a base rate of $7,300 per month.  Mako is located at 125 Mako Lane, Morgan City, LA 70380.  The 5-year lease term commenced on June 1, 2006, and includes an additional 5-year renewal option at the end of the initial term.

In connection with the purchase of Flotation in May 2008, we acquired the operating facilities and administrative offices located at 20 Morin Street, Biddeford, Maine 04005 for a fair market value of $3.3 million. The facility consists of 3.61 acres of land, including a 46,925 square-foot light industrial manufacturing facility and administrative offices. Additionally, in October 2008, Flotation entered into a 60-month lease for 18,000 square feet of warehouse space, which was increased to 21,900 square feet in April 2009, within a 107,000 square foot warehouse located at 26 Morin Street, Biddeford, Maine and purchased a three-quarter acre parcel, which are both adjacent to Flotation’s operating facility.

We believe that our current space is suitable, adequate and of sufficient capacity to support our current operations.

Item3.	LEGAL PROCEEDINGS

Periodically, we may be involved in legal proceedings arising in the normal course of business. As of the date of this Report, we are currently not involved in any pending, material legal proceedings.

Item4.	RESERVED

This item is not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Fiscal Year 2009:
December 31, 2009	$0.28	$0.11
September 30, 2009	$0.16	$0.10
June 30, 2009	$0.17	$0.10
March 31, 2009	$0.19	$0.08
Fiscal Year 2008:
December 31, 2008	$0.62	$0.11
September 30, 2008	$0.95	$0.44
June 30, 2008	$1.27	$0.68
March 31, 2008	$1.24	$0.35

Holders

As of March 31, 2010, there were approximately 1,060 holders of record of our common stock and we believe there were 1,060 beneficial owners of our common stock, including shares held in street name.

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

Equity Compensation Plan Information

The following table sets forth the outstanding equity instruments as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in first column)
Equity compensation plans approved by securityholders	20,025,000 (1)	$0.35	2,743,000(1)
Equity compensation plans not approved by securityholders	638,812 (2)	$0.78	N/A
TOTAL	20,663,812	$0.36	2,743,000

(1)       Represents 20,025,000 shares of common stock that may be issued pursuant to options granted as of December 31, 2009 and approximately 2,743,000 additional shares of common stock available for future grant under the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”). Shares available for grant is net of 4,300,000 restricted shares that were granted under the Plan to executives and employees in 2008 and 2009 (see additional discussion of terms and vesting under Executive Compensation). These restricted shares are included in the shares outstanding as of December 31, 2009.  Under the Plan, the total number of shares subject to grants and awards is 15 percent of issued and outstanding shares of common stock. Effective in March 2010, we cancelled 2,000,000 outstanding options held by two executives which were scheduled to vest on February 14, 2011, and did not reissue any replacement options, thus increasing the number of securities available for future issuance. We recorded the remaining unamortized stock-based compensation in March 2010 when the shares were cancelled.

(2)       Represents 438,812 shares of common stock underlying warrants, granted in 2007 as part of our prior borrowing facility, plus an additional 200,000 warrants issued in 2008 in connection with the purchase of Flotation.  See Note 8 to our consolidated financial statements included in this Report with regard to material terms of such warrants.

Recent Sales of Unregistered Securities

None.

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

In this Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all dollar and share amounts are in thousands of dollars and shares, unless otherwise indicated.

General

We are an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, flotation and drill riser buoyancy, ROVs and toolings. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Our primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

Executive Overview

Operations for the past year have been negatively impacted by the worldwide recession, lower oil prices and customer-based delays in many of our major projects, including on a large floatation order. As a result of the current downturn in the industry, our operations in 2009 were significantly lower than expected, though we have been proactive in addressing these challenges and are seeing improved results of operations in the third and fourth quarters of 2009 and moving into fiscal 2010.

Revenues and gross profits improved in the third and fourth quarters of 2009 over the first half of the year, and we expect operations to continue to improve in fiscal 2010.  We have commenced the production cycle of a large floatation order, had a majority of our ROVs working at the end of the fourth quarter and our offshore jobs are increasing.  As of December 31, 2009, our backlog was approximately $16,500.

As part of our ongoing analysis of all aspects of our business to provide growth and sustained revenue and generate profit in this difficult economic climate, we have made several changes in 2009 to enhance our future profitability. The cost containment program, which was commenced in the second quarter of 2009, is continuing and beginning to have a positive effect on general and administrative expenses.  Our ElectroWave subsidiary has been experiencing pricing and gross profit pressure over the past couple years related to their computerized marine technology, which intensified in 2009 due to the overall decline in the economy. We made a business decision in August 2009 to discontinue production of some products which had declining gross profits, and we integrated the remaining ElectroWave operations into Deep Down Delaware during the third quarter of 2009. This change will generate cost savings from common management and administrative staff.

Segments

For the fiscal years ended December 31, 2009 and 2008, the operations of Deep Down’s operating segments, Deep Down Delaware, ElectroWave, Mako and Flotation, have been aggregated into a single reporting segment. Additionally, during the year ended December 31, 2009, we have aggregated ElectroWave’s operations into Deep Down Delaware as a single operating segment due to similar production processes and cost savings related to office and administrative support. While the operating segments have different product lines; they are very similar. They are all service-based operations revolving around our personnel’s expertise in the deep water industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States though we occasionally make sales to international customers.

Results of Operations

Revenues

	2009	2008	Change	%
Revenues	$29,449	$35,770	$6,321	-17.7%

Revenues decreased by approximately $6,321, or 17.7 percent to approximately $29,449 for the year ended December 31, 2009 from approximately $35,770 for the previous year. However, revenues improved in the third and fourth quarters of 2009 to approximately $8,426 and $7,720, respectively, over approximately $6,201 in the second quarter. The annual reduction in revenue over the same prior year period was primarily a result of customers delaying ongoing projects or slowing down many of their offshore and deepwater projects. Specifically, our ROV technician charges and tooling were reduced compared to the prior year due to the economic conditions affecting our customers, which accounted for approximately $3,100 of the current year decrease. Though we had more ROV jobs during the year, the revenue per job tended to be less than the previous year. Additionally, due to pricing pressures related to marine technology as discussed above, we made a business decision in August 2009 to discontinue production of some products which had declining gross profits, and we integrated the remaining ElectroWave operations into Deep Down Delaware during the third quarter of 2009. Also during 2009, a large buoyancy job that was originally scheduled to be completed late in 2009 was delayed to fiscal 2010 due to customer delays. This job is progressing in the first quarter of 2010 and is approximately 46 percent complete at the end of March 2010.

Cost of sales

	2009	2008	Change	%
Cost of sales	$19,888	$21,686	$(1,798)	-8.3%
Gross Profit	$9,561	$14,084	$(4,523)	-32.1%
Gross Profit %	33%	39%	72%

Gross profit was approximately $9,561 for the year ended December 31, 2009 compared to approximately $14,084 for the previous year, reflecting an overall reduction in gross profit margin from 39 percent to 33 percent. The decrease in cost of sales over the prior year was partially driven by the decrease in total revenue as discussed above, offset by increases as discussed in more detail below. Our gross profit has begun to improve in the fourth quarter of 2009 compared to the third quarter, due to our efforts at close review of gross profit by job and specific costs, increased ROV tooling and technician billings, and the discontinuation of low-gross profit products as discussed in Revenue above.

For the year ended December 31, 2009, the cost of sales increase that was not related to revenue, and the resulting gross profit margin decrease, was impacted by several factors. Our ROV revenues decreased due to customer delays, while we have fixed costs of sales expenses related to ROV technician retainers and maintenance that continue even when the ROVs do not generate revenue. During the year ended December 31, 2008, we completed a high gross profit buoyancy job which was not repeated during 2009, which had increased the prior year margins. The gross profit on our other service and product offerings improved slightly from the prior year to partially offset these decreases.

We record depreciation expense related to revenue-generating fixed assets as cost of sales, which totaled approximately $1,616 and $1,078 for the years ended December 31, 2009 and 2008, respectively. The increase in 2009 resulted from the addition of assets from the Flotation acquisition in May 2008, and the purchase of ROVs and other capital expenditures to increase capacity in 2009.

Selling, general and administrative expenses

	2009	2008	Change	%
Selling, general & administrative	$14,371	$14,295	$76	0.5%

Selling, general and administrative expenses (“SG&A”) included rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  SG&A for the year ended December 31, 2009 was approximately $14,371 compared to approximately $14,295 for the same period last year for an increase of approximately $76. Management began a company-wide cost reduction program during the second quarter of 2009 which will continue through 2010, which accounted for a reduction of approximately $367 in 2009. During fiscal 2009, bad debt expense was reduced by approximately $1,315 due to some customer bankruptcy-related writeoffs in the prior year, which was offset by personnel and related cost increases of approximately $1,921 due to the expansion of our businesses, thereby requiring more personnel, including the addition of Flotation for the full year in 2009 compared to eight months in the prior year.  In fiscal 2009, we paid approximately $415 less than the prior year in professional, accounting and legal fees, which in 2008 partially related to the updating of a registration statement. In 2009, stock-based compensation increased by approximately $252 over the same prior year period, due to stock options that were issued during 2009 and due to the accelerated vesting of restricted stock in 2009.

Depreciation and amortization expense (excluded from Cost of sales)

	2009	2008	Change	%
Depreciation	$343	$236	$107	45.3%
Amortization	6,195	1,049	5,146	490.6%
Depreciation and amortization	$6,538	$1,285	$5,253	408.8%

Depreciation and amortization expense consists primarily of depreciation of our fixed assets that are not related to revenue generation, plus amortization of intangible assets, including our customer lists, technology and trademarks. Depreciation and amortization expense, excluded from “Cost of sales” in the accompanying statements of operations, was approximately $6,538 and $1,285 for the years ended December 31, 2009 and 2008, respectively. The increase in depreciation expense detailed in the table above, resulted from the addition of assets from the Flotation acquisition in May 2008, and the purchases of furniture and fixtures and office equipment during 2009.

In addition, amortization of intangible assets for the year ended December 31, 2009 was approximately $1,309 compared to approximately $1,049 for the year ended 2008 due to amortizing the Flotation intangible assets for a full year in 2009 compared to eight months for fiscal 2008. Also included in amortization for 2009 was an impairment charge to certain long-lived intangible assets totaling $4,616, due partially to a change in the estimated useful life of some technology intangible assets from twenty-five years to ten years, which impacted the undiscounted cash flows from that asset over a shorter time-frame, thereby reducing the fair value of the asset. See further discussion regarding the specific assumptions and test results in Note 5 to the consolidated financial statements included in this Report.

Goodwill impairment

As of December 31, 2009, we recognized an impairment to goodwill in the amount of $5,537 related to the Deep Down Delaware and Mako reporting units. See further discussion of the related analysis in Note 5 to the consolidated financial statements included in this Report.

Net interest expense and loss on extinguishment of debt

Net interest expense for the year ended December 31, 2009 was approximately $356 compared to approximately $3,401 for the same prior year period.  Net interest expense for the year ended December 31, 2009 was generated by our outstanding bank debt, capital leases and subordinated debenture. For the year ended December 31, 2008, net interest expense was generated mainly by borrowings under a secured credit agreement. On June 12, 2008, we paid the balance due under that credit agreement, thus there were no related expenses since that date. For the year ended December 31, 2008, cash interest approximated $932. During 2008, we incurred non-cash deferred financing and debt discount amortization approximating $2,466, plus paid early termination fees of approximately $446 recognized as a loss on early extinguishment of debt. We completed the accretion of preferred stock issued in 2006 and recognized approximately $114 as interest expense.

Adjusted EBITDA

Our management evaluates our performance based on a non-GAAP measure, Adjusted EBITDA, which consists of earnings (net income or loss) available to common shareholders before cumulative effect of accounting change, net interest expense, income taxes, non-cash stock compensation expense, non-cash impairments, depreciation and amortization and other non-cash items. This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with U.S. GAAP. The amounts included in the Adjusted EBITDA calculation, however, are derived from amounts included in the historical Consolidated Statements of Operations data.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, and non-cash stock compensation expense which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired; it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest) and asset base (primarily depreciation and amortization) and actions that do not affect liquidity (stock compensation expense and goodwill impairment) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2009 and 2008 (in thousands, except percentages):

	2009	2008	Change	%
Net loss	$16,142	$(4,323)	$11,819	273.4%
Add back interest expense, net of interest income	356	3,401	(3,045)	-89.5%
Add back depreciation and amortization	8,154	2,363	5,791	245.1%
Deduct income tax benefit	(1,026)	(1,042)	16	-1.5%
Add back stock based compensation - non-cash	836	584	252	43.2%
Add back goodwill impairment - non-cash	5,537	-	5,537	100.0%
Adjusted EBITDA	$(2,285)	$983	$(3,268)	(332.5%	)

Adjusted EBITDA decreased by approximately $3,268 to $(2,285) for the year ended December 31, 2009 from approximately $983 positive EBITDA for the previous year. This decrease was impacted by the reduced revenues in 2009, particularly in the first two quarters, and has been improving since the end of June 2009. Amortization expense, which is added back to net loss for Adjusted EBITDA, was higher in 2009 due to the impairment to two intangible assets, as discussed above, and the goodwill impairment was the result of our impairment test as of December 31, 2009.

Capital Resources and Liquidity

Overview

As a deep water service provider, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on the condition of the oil and gas industry generally and our customers ability to invest capital for offshore exploration, drilling and productions and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities.  Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.  We enter into large, fixed-price contracts which may require significant lead time and investment.  A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delays in payments by significant customers or delays in completion of our contracts for any reason.   We are dependent on our cash flows from operations to fund our working capital requirements and the uncertainties noted above create risk that we may not achieve our planned earnings or cash flows from operations, which could result in violation of certain of our loan covenants and require us to raise additional debt or equity capital.  There can be no assurance that we could raise additional capital.

Our Credit Agreement imposes covenant restrictions on us that increase our vulnerability in the current adverse economic and industry climate, and limits our ability to obtain additional financing. We have recently obtained amendments to our credit facility, as discussed below and in Note 6, Long-Term Debt, to waive our covenant noncompliance as of December 31, 2009 and to provide us more latitude in our covenants through the term of the agreement. Our ability to meet these covenants is primarily dependent on the adequacy of earnings before interest, taxes, depreciation and amortization. Our inability to satisfy the covenants contained in our Credit Agreement would constitute an event of default. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business.

Although we believe that we will have adequate liquidity to meet our future operating requirements and to remain compliant with the covenants under our Credit Agreement, the factors described above create uncertainty.

As discussed in Note 6, Long-Term Debt, in the notes to our consolidated financial statements, we have entered into an Amended and Restated Credit Agreement, dated as of April 14, 2010, to address covenant violations we have had under our Credit Agreement with Whitney National Bank (“Whitney”) that we originally entered into on November 11, 2008.  Under the new Amended and Restated Credit Agreement (the “New Agreement”), we no longer have any further capacity to draw upon a revolving line of credit and the maturity of all outstanding debt under the New Agreement is scheduled to mature on April 15, 2011.  Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement have been waived (the effect of such noncompliance would have entitled the holders of all debt under the Credit Agreement and under a loan agreement between Flotation and TD Bank, N.A. (“TD Bank”) to call such debt immediately due and payable and would have required us to classify all debt outstanding under these facilities as current in our audited consolidated balance sheet at December 31, 2009).  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank.  However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is a currently approximately an aggregate principal amount of $3,592, will all be due on April 15, 2011, unless we are able to refinance all or a portion of such indebtedness.

Furthermore, Flotation was not in compliance as of December 31, 2009 with its covenant obligations under the TD Bank loan.  The noncompliance with such covenants under either of the Credit Agreement with Whitney and the loan agreement with TD Bank would constitute cross defaults for purposes of the other debt facility.  Flotation has also obtained a waiver of its noncompliance so that such cross default has not occurred with respect to our fiscal quarter ended December 31, 2009.

The effect of our entry into the New Agreement means that we no longer have access to a line of credit for capital resources and we must rely solely on our cash position and cash flows to fund our operating requirements. The New Agreement provides for a letter of credit facility of $1,150.

Whitney Credit Agreement

We originally entered into our Credit Agreement with Whitney in November 2008.  The Credit Agreement originally provided a commitment to lend to us the lesser of $2,000 or 80 percent of eligible receivables (generally defined as current due accounts receivables in which the lender has a first priority security interest).  All of this commitment was also available for Whitney to issue letters of credit (“L/C”) for our benefit.  In December 2008, we then entered into an amendment of the Credit Agreement that provided for us to receive a term loan in the principal amount of $1,150.  Then, in May 2009, we entered into another amendment to the Credit Agreement providing for us to receive another term loan in the principal amount of $2,100.  We used the proceeds from the December 2008 term loan to purchase a piece of equipment (a remotely operated vehicle) and we used the proceeds of the May 2009 term loan to purchase real property in Channelview, Texas from JUMA (see additional discussion in Note 4, Property and Equipment).  There was $850 and $0 outstanding under the revolving credit line available under the Credit Agreement on December 31, 2009 and 2008, respectively.  We have issued an irrevocable transferable standby L/C, with an annual commission rate of 2.4 percent for $1,107 during the year ended December 31, 2009 related to a large contract that is expected to be completed in fiscal year 2010.  The borrowing capacity under the revolving line of credit was approximately $43 at December 31, 2009.

We were originally obligated to repay the December 2008 term loan on the basis of monthly installments of approximately $35, with the initial payment on February 1, 2009 and a final payment of all unpaid principal and accrued interest on January 2, 2012.  Outstanding amounts of principal of the December 2008 term loan accrue interest at a rate of 6.5 percent per annum.  As of the entry into the New Agreement, the outstanding principal amount of the December 2008 term loan is approximately $730.  Under the terms of the New Agreement, we are required to continue to make monthly installment payments for the December 2008 term loan in the amount of approximately $35 and the outstanding principal amount of such loan continues to accrue interest at the rate of 6.5 percent per annum.  However, the final payment of all unpaid principal and accrued interest on the December 2008 term loan of approximately $343 is now due on April 15, 2011.

We were originally obligated to repay the May 2009 term loan on the basis of monthly installments of approximately $18, with the initial payment on June 1, 2009 and a final payment of all unpaid principal and accrued interest on May 1, 2024.  Outstanding amounts of principal of the May 2009 term loan accrue interest at a rate of 6.5percent per annum.  As of the entry into the New Agreement, the outstanding principal amount of the December 2008 term loan is approximately $2,012.  Under the terms of the New Agreement, we are required to continue to make monthly installment payments for the May 2009 term loan in the amount of approximately $18 and the outstanding principal amount of such loan continues to accrue interest at the rate of 6.5 percent per annum.  However, the final payment of all unpaid principal and accrued interest on the May 2009 term loan of approximately $1,927 is now due on April 15, 2011.

Upon entry into the New Agreement, our indebtedness in the amount of $850 outstanding under the revolving credit line of the Credit Agreement was converted to a term loan. This April 2010 term loan requires us to make monthly installments in the amount of $40 plus the amount of accrued and unpaid interest beginning on May 1, 2010 and a final payment of all unpaid principal and accrued interest on April 15, 2011.  Outstanding amounts of principal of the April 2010 term loan accrue interest at a rate of 6.5 percent per annum.

The amounts of L/Cs issued under the New Agreement accrue fees at a rate of 3.5 percent to 2.5 percent (based on our leverage ratio) of the principal amount of the applicable L/C, and unused amounts under the letter of credit facility incur unused fees of 0.5 percent to 0.25 percent (based on our leverage ratio).

Each of our subsidiaries has guaranteed our obligations under the Credit Agreement, including as amended and restated under the New Agreement, and as such, our obligations in connection with the New Agreement are generally secured by a first priority lien on all of our subsidiaries’ non-real property assets.  With regard to the Channelview, Texas property purchased with the proceeds of the May 2009 term loan, we also entered into a Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing (collectively, the “Deed of Trust”) creating a lien on such property.

As noted above, under the Credit Agreement, including as amended and restated under the New Agreement, we have and continue to have certain covenant obligations, including certain leverage ratio, fixed charge coverage ratio and tangible net worth covenants.  Prior to entry into the New Agreement, we were not in compliance with these covenants as of December 31, 2009.  However, the New Agreement provides for the waiver of such noncompliance and establishes new covenants in this regard.  From and after April 1, 2010, for each quarter we are obligated to adhere to the following:  (i) total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not greater than 3.0 to 1.0 (“Leverage Ratio”), consolidated EBITDA to consolidated net interest expense and principal payments on the total debt greater than 1.5 to 1.0 (“Fixed Charge Coverage Ratio”), and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets” (“Tangible Net Worth”) in excess of $15,000.  The calculation of EBITDA for purposes of the Leverage Ratio and Fixed Charge Coverage Ratio provides for adding back amounts deducted from net income related to charges we have taken in regards to the financial statements as of December 31, 2009 relating to impairment of goodwill and other intangible assets.  Under the New Agreement, we continue to have obligations for other covenants, including limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.

The New Agreement also removed a provision that permitted us to obtain other funded indebtedness from a third party in the event we had requested Whitney to increase the amount of its commitment or approve additional credit extensions under the Credit Agreement and Whitney refused to do so.  Thus, we expect to have to refinance the indebtedness outstanding under the New Agreement at any such time as we seek to obtain new financing from a third party.

TD Bank Loan Agreement

On March 5, 2009, Flotation, our wholly-owned subsidiary, obtained loan proceeds from TD Bank in the principal amount of $1,840.  The TD Bank loan also provided a further commitment to Flotation for advancement of principal in the amount of $320. Under the terms of the TD Bank loan agreement we are obligated to make payments in monthly installments of approximately $13, with an initial payment on March 13, 2009 and a final payment of the unpaid principal and accrued interest in February 2029. We drew the additionally committed $320 principal amount in July 2009.  As a result, our monthly installment payments increased effective August 2009 to approximately $15.  The interest rate on the TD Bank Loan is 5.75 percent.

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

On February 13, 2009, we entered into an amendment to our Credit Agreement in connection with our entry into the TD Bank loan.  This amendment permitted Flotation to incur the TD Bank loan and provide the mortgage and security arrangements required for such loan.

Under the TD Bank loan, we are required to meet certain covenants and restrictions.  The financial covenants are reportable annually beginning with the year ended December 31, 2009, and are specific to the Flotation subsidiary financials.  The TD Bank Loan financial covenants include maintaining debt service coverage ratios, pre and post distributions, which are ratios of Flotation’s earnings after tax plus interest, depreciation, amortization and distributions to consolidated net interest expense and principal payments on the total debt, below 1.5 to 1.0  and including distributions of 2.0 to 1.0, and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets” (“Tangible Net Worth”) in excess of $9,500.  Other covenants include limitations on issuance of liens, transactions with affiliates, and additional indebtedness among others.  At December 31, 2009, we were not in compliance with the debt service coverage ratios or the Tangible Net Worth covenant, and on April 15, 2010, we have obtained a waiver for these covenants as of December 31, 2009.

Cash Flows

For the year ended December 31, 2009, cash provided by operating activities was approximately $2,532 as compared to cash used of approximately $202 for the prior year. Our working capital balances vary due to delivery terms and payments on key contracts, costs and estimated earnings in excess of billings on uncompleted contracts, and outstanding receivables and payables. We used some of the operating cash flow to reduce accounts payable and accrued liabilities by approximately $1,454 compared to approximately $328 in 2008. Billings in excess of costs on uncompleted contracts increased by approximately $2,119 for 2009 compared to approximately $2,127 for 2008 mostly related to a large job that will be completed during 2010, while increases in costs and estimated earnings in excess of billings of $441 for 2009 was compared to increases of $1,483 for 2008 due to timing of various jobs in process at each year end. Additionally, we recorded the following non-cash charges during 2009: goodwill impairment of approximately $5,537, share-based compensation of approximately $836, bad debt expense of approximately $192 and depreciation and amortization of approximately $8,154, which included $4,616 additional amortization due to the impairment of two long-lived intangible assets. For the year ended December 31, 2008, we recorded the following non-cash charges: share-based compensation of approximately $584, bad debt expense of approximately $1,507 due to some customer-related bankruptcy write-offs, depreciation and amortization of approximately $2,363, and amortization of deferred financing costs and debt discount related to the extinguishment of long-term debt totaling approximately $2,580.

For the year ended December 31, 2009, cash used in investing activities was approximately $6,611 compared to approximately $30,964 for the prior year. The majority of the 2008 activity related to the cash paid to Flotation shareholders offset by cash acquired, which totaled approximately $22,162, and was funded by the net proceeds of the Private Placement. Additionally, in accordance with the terms of the purchase of Mako, we made the final cash payment to the original Mako shareholders in the amount of approximately $4,237 net of some adjustments to purchase price expenses. The restricted cash balance of approximately $375 as of December 31, 2007 was released during 2008 in connection with the payoff of the Credit Agreement, offset by the increase in restricted cash of approximately $136 required under a letter of credit entered into during fiscal year 2008. The restriction was released during 2009 after the related building project was completed. We used approximately $6,117 for equipment purchases for the year ended December 31, 2009 as compared to approximately $4,804 for the prior year period. During 2009, we used approximately $614 cash to fund our new ERP system, which is projected to be installed in early fiscal 2010.

For the year ended December 31, 2009, cash provided by financing activities was approximately $2,496 compared to approximately $31,455 for the prior year period. During the year ended December 31, 2009, we borrowed approximately $3,000 and made principle payments of approximately $504. During the year ended December 31, 2008, we completed the Private Placement of our common stock for net proceeds of approximately $37,060. In 2008, we paid approximately $13,275, to a secured creditor to pay the balance due under a credit agreement and related interest and early termination fees (such early termination fees were included in operations as loss on debt extinguishment). In January 2008, in accordance with the terms of the purchase of Mako, we paid approximately $916 of notes payable and received proceeds from a secured creditor totaling approximately $5,604.

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

We believe the following accounting policies are critical to our business operations and the understanding of our operations and include the more significant judgments and estimates used in the preparation of our consolidated financial statements.  The consolidated financial statements include the accounts of Deep Down, Inc. and its wholly-owned subsidiaries.

All intercompany transactions and balances have been eliminated in consolidation.

Collectability of Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  Estimates are used in determining our allowance for doubtful accounts and are based on our historical level of write-offs and judgments management makes about the creditworthiness of significant customers based on ongoing credit evaluations.  Further, we monitor current economic trends that might impact the level of credit losses in the future.  Since we cannot predict with certainty future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates.  Additional allowances may be required if the economy or the financial condition of our customers deteriorates.  If we determined that a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made such a determination.

Revenue Recognition

We recognize revenue once the following four criterions are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectability is reasonably assured.  For certain fabrication projects, revenue is recognized upon shipment or when customer-specific contract elements (“milestone(s)”) are met.   Fabrication and sale of equipment billings are contingent upon satisfaction of a significant condition of sale milestone, including but not limited to, factory acceptance testing and customer approval, and recognized upon transfer of title to the customer.  Service revenue is recognized as the service is provided, and “time and material” contracts are billed on a monthly basis as costs are incurred. Customer billings for shipping and handling charges are included in revenue.

From time to time, we enter into large fixed price contracts which we determine that recognizing revenues for these types of contracts is appropriate using the percentage-of-completion method, which compares the percentage of costs incurred to date to the estimated total costs for the contract.  This method is preferred because management considers total costs the best available measure of progress.

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

Assets and liabilities related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above.

All intercompany revenue balances and transactions were eliminated in consolidation.

Long-Lived Assets

Long-lived assets include property, plant and equipment and long-lived intangible assets. Our intangible assets generally consist of assets acquired in the purchases of the Mako and Flotation subsidiaries and are comprised of customer lists, non-compete covenants with key employees and trademarks related to Mako’s ROVs and to Flotation’s branding, processes, materials and technology.  We amortize intangible assets over their useful lives ranging from three to forty years on a straight-line basis.  We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods, useful lives and the valuation of acquired long-lived intangible assets.

We test for the impairment of long-lived assets upon the occurrence of a triggering event. We base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations reflected in our budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

We have assessed the current market conditions and have concluded, as of December 31, 2009, that a triggering event had occurred that required an impairment analysis of long-lived intangible assets (see further discussion below related to Goodwill annual testing). For the year ended December 31, 2009, we recorded impairment charges totaling $4,616 to several long-lived intangible assets, which total impairment charges were recorded on the statement of operations as amortization expense. There was no impairment of long-lived assets for the year ended December 31, 2008.  Unanticipated changes in revenue, gross margin, or long-term growth factor could result in a material impact on the estimated fair values of our long-lived assets which could result in long-lived asset impairments in future periods. See further discussion in Note 5 to the consolidated financial statements included in this Report.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. We evaluate the carrying value of goodwill annually on December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition.

The test for goodwill impairment is a two-step approach. The first step is to compare the estimated fair value of any reporting units within the Company that have goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the carrying value of goodwill for the reporting unit, and the carrying value is written down to the hypothetical amount, if lower.

At December 31, 2009, our management completed the annual impairment test of goodwill. Management’s calculations indicated, due to a number of factors, including the current global economic environment, increased costs of capital and the decrease in our market capitalization, that the calculations for the reporting units of Deep Down Delaware, Mako and Flotation each indicated their respective net book value exceeded its fair value and, accordingly, goodwill for each unit was considered to be potentially impaired. We used the estimated fair value of each reporting unit from the first step as the purchase price in a hypothetical acquisition of the respective reporting unit. See Note 5 to the consolidated financial statements for a discussion of testing inputs and assumptions. We recognized a goodwill impairment of $3,056 for Deep Down Delaware, $2,481 for Mako and $0 for Flotation for the year ended December 31, 2009. Remaining goodwill by reporting unit was $4,472, $2,874 and $2,083 for the Deep Down Delaware, Mako and Flotation reporting units, respectively, as of December 31, 2009. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Unanticipated changes in revenue, gross margin, long-term growth factor or discount rate could result in a material impact on the estimated fair values of our reporting units, which could result in additional goodwill impairments in future periods.

Stock-Based Compensation

We record share-based payment awards exchanged for employee services at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2009, we had two types of stock-based employee compensation: stock options and restricted stock.

Key assumptions used in the Black-Scholes model for both stock options and warrant valuations include (1) expected volatility (2) expected term (3) discount rate and (4) expected dividend yield. Since we do not have a sufficient trading history to determine the volatility of our own stock, we based our estimates of volatility on a representative peer group consisting of companies in the same industry, with similar market capitalizations and similar stage of development.  Additionally, we continue to use the simplified method related to employee option grants.

Income Taxes

We follow the liability method of accounting for income taxes.  This method takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2009 and 2008 were 5.98 percent, and 19.6 percent, respectively.

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends upon our ability to generate sufficient taxable income of the appropriate character in the future. This requires management to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider all reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state, and federal pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged, in the period in which the determination is made, either to income or goodwill, depending upon when that portion of the valuation allowance was originally created.

We record an estimated tax liability or tax benefit for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate.  We use our best judgment in the determination of these amounts.  However, the liabilities ultimately realized and paid are dependent upon various matters, including resolution of tax audits, and may differ from amounts recorded.  An adjustment to the estimated liability would be recorded as a provision or benefit to income tax expense in the period in which it becomes probable that the amount of the actual liability or benefit differs from the recorded amount.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof.  At such time, if any, that we no longer have a reserve for our deferred tax assets, we will begin to provide for taxes at the full statutory rate.  In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Recent Accounting Pronouncements

Recent Accounting Pronouncements are included in “Part II, Item 8. Financial Statements” Note 1 to the consolidated financial statements, “Summary of Significant Accounting Policies.”

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

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective due to the material weakness described below to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.    There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2009 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.   Management is responsible for the fair presentation of the consolidated financial statements of Deep Down, Inc.  Management is also responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(i)           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

(iii)         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of December 31, 2009, we did not maintain effective controls over the control environment.  Specifically, we have not formally adopted a written code of business conduct and ethics that governs our employees, officers and directors.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in the Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

Management’s remediation plans.  In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures subsequent to December 31, 2009 as part of our remediation efforts in addressing the material weakness above:

•      Management is in the process of increasing the Board of Directors with independent members, including a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. An independent director was appointed by the Board effective April 12, 2010; Mark R. Hollinger has joined the Board as an independent director and was appointed Chairman of the Audit Committee of the Board of Directors.
•      Management has prepared a Code of Conduct for Management and Board of Directors and circulated these documents and obtain signed acknowledgements from management and the Board of Directors in April 2010. See Corporate Governance under Item 10. Directors, Executives Officers and Corporate Governance included in this Report for a description of the codes, which are filed as Exhibits to this Report.
•      Management implemented an anonymous “whistleblower” hotline effective April 2010.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position Held With Deep Down
Ronald E. Smith*	51	President, Chief Executive Officer and Director
Eugene L. Butler (1)	68	Chief Financial Officer and Chairman of the Board
Mary L. Budrunas*	58	Vice President, Corporate Secretary and Director
Michael J. Newbury	42	Vice President Business Development
Mark R Hollinger	52	Director
_________________________

*Ronald E. Smith and Mary L. Budrunas are married to each other.
(1)	Mr. Butler was appointed our Chairman of the Board effective September 1, 2009.

Biographical information regarding each of our directors is as follows.  The following paragraphs also include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual should serve on the Board as of the time of this filing, in light of our business and structure:

Ronald E. Smith, President, Chief Executive Officer and Director. Mr. Smith co-founded Deep Down in 1997 and has served as our Chief Executive Officer, President and Director since December 2006. Prior to December 2006, Mr. Smith was Deep Down’s President. Mr. Smith graduated from Texas A&M University with a Bachelor of Science degree in Ocean Engineering in 1981. Mr. Smith worked both onshore and offshore in management positions for Ocean Drilling and Exploration Company (ODECO), Oceaneering Multiflex, Mustang Engineering and Kvaerner before founding Deep Down. Mr. Smith’s interests include all types of offshore technology, nautical innovations, state of the art communications, diving technology, hydromechanics, naval architecture, dynamics of offshore structures, diving technology and marketing of new or innovative concepts. Mr. Smith is directly responsible for the invention or development of many innovative solutions for the offshore industry, including the first steel tube flying lead installation system.

Mr. Smith is qualified for service on the Board due to his extensive background in many aspects of the offshore industry, spanning almost three decades. Mr. Smith’s wide range of knowledge and experience with the various technologies and platforms in the deep water industry brings invaluable expertise to our Board.

Eugene L. Butler, Chief Financial Officer and Chairman of the Board.   Mr. Butler has served as Chief Financial Officer and Director with Deep Down since June 2007, and was appointed Chairman of the Board effective September 1, 2009. Mr. Butler was Managing Director of CapSources, Inc., an investment banking firm specializing in mergers, acquisitions and restructurings, from 2002 until 2007. Prior to this, he has served in various capacities as a director, president, chief executive officer, chief financial officer and chief operating officer for Weatherford International, Inc., a  multi-billion multinational service and equipment corporation serving the worldwide energy market, from 1974 to 1991.  He was elected to Weatherford’s Board of Directors in May of 1978, elected president and chief operating officer in 1979, and president and chief executive officer in 1984.  He successfully developed and implemented a turnaround strategy eliminating debt and returning the company to profitability during a severe energy recession.  Mr. Butler also expanded operations into international markets allowing Weatherford to become a major worldwide force with its offshore petroleum products and services.  Mr. Butler graduated from Texas A&M University in 1963, and served as an officer in the U.S. Navy until 1969 when he joined Arthur Andersen & Co.  Mr. Butler is distinguished by numerous medals and decorations, including the Bronze Star with combat “V” and the Presidential Unit Citation for his service with the river patrol force in Vietnam. Mr. Butler also serves on the Board of Powell Industries, Inc. since 1991, where he is the Chairman of the Audit Committee and on the Governance Committee.

In addition to his extensive knowledge of us, Mr. Butler is qualified for service on the Board based on his leadership skills and long-standing senior management experience in the energy and petroleum industries.  Additionally, his background in public accounting and investment banking, familiarity with complex accounting issues and financial statements, as well as his service on the board, including various committees, of another public company, provide invaluable financial expertise and overall insight to our Board.

Mary L. Budrunas, Vice-President, Corporate Secretary and Director.  Ms. Budrunas, co-founder of Deep Down, Inc. along with current chief executive officer Ronald E. Smith, and has served as our Vice-President, Corporate Secretary and Director since December 2006.  Ms. Budrunas is responsible for our administrative functions, including human resources and accounting.  Ms. Budrunas has more than 30 years of logistical management experience in manufacturing, fabrication, and industrial sourcing in the oil and gas industry. Prior to Ms. Budrunas co-founding Deep Down in 1997, she managed the purchasing efforts of many projects over a 10-year period for Mustang Engineering, and previously directed procurement for a large petroleum drilling and production facility project in Ulsan, Korea.

Ms. Budrunas is qualified for service on the Board based on her extensive oil and gas industry experience. Such expertise provides valuable insight to the Board.

Michael J. Newbury, Vice President Business Development.  Mr. Newbury joined Deep Down in March 2009 in the role of Corporate Business Development Manager, bringing more than 19 years of international experience and relationships in offshore business development, sales and marketing, and subsea service project support.  Mr. Newbury’s initial role at Deep Down was the improvement in our marketing, sales and commercial aspects, additionally to oversee large project opportunities and to strengthen our contractual functions.  In February 2010, Mr. Newbury was promoted to Vice President Business Development and was tasked with the additional responsibilities of corporate operations and interfacing with all of our business units.  Prior to joining us, Mr. Newbury held various positions with increasing authority and responsibility with such companies as Subsea 7 from 2002 to 2009, a $2 billion multi-national service and equipment corporation serving the worldwide energy market, General Manager, North and Central America – i-Tech Division, Commercial Manager, North and Central America – ROV, Survey & DGPS, Business Development Manager, North America; Halliburton Subsea (US) 1999 – 2002, Senior Manager – Business Development, Operations Project Manager – ROV and Marine; Subsea International (US) 1997 – 1999,  Safety, Quality and Environmental Group Manager & Human Resources & Payroll Manager, and Subsea Offshore Limited (Great Yarmouth and Aberdeen UK) 1990-1997, General Manager, HSEQ Global Manager, Quality Assurance Global Manager, Quality Assurance Engineer.  Mr. Newbury has worked in most major oil producing regions of the world, including the Gulf of Mexico, Central America, North Sea, Asia, and Australia.  Mr. Newbury’s main areas of focus over the past eight years have been in offshore business development, tendering, and contract negotiation.  Mr. Newbury graduated in 1990 with a Bachelor of Science in Business Management.

Mark R. Hollinger, Director.  Mr. Hollinger joined the Board as an independent director effective April 12, 2010, and was appointed Chairman of the Audit Committee of the Board of Directors. Mr. Hollinger is currently President of Offshore Solutions at MacDermid, Inc. (“MacDermid”), which provides specialty fluids to hydraulic controls of valves in the offshore drilling and production systems; a position he has held since September 2007.  Prior to MacDermid, Mr. Hollinger served as President of Merix Corporation, a holding company of Merix Asia (formerly, Eastern Pacific Circuits Limited) from May 1999 to January 2007 and Chief Executive Officer from September 1999 to January 2007.  During the past five years, Mr. Hollinger served on the board of directors of Merix Corporation and Simple Tech, as well as several non-profit board of directors.

Mr. Hollinger is qualified for service on the Board based on his experience and expertise in management, plus his knowledge of the international energy market and business strategy. Also, Mr. Hollinger’s past and current service on the Boards of other public companies brings a depth of experience and perspective to our Board.

Corporate Governance

We promote accountability for adherence to honest and ethical conduct; we endeavor to provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in other public communications made by us and strive to be compliant with applicable governmental laws, rules and regulations. We have adopted a Directors Code of Business Conduct to promote honest and ethical conduct and compliance with applicable laws, rules, regulations and standards on the part of our board of directors. This code addresses several matters, including conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets, compliance with laws, rules and regulations (including insider trading laws), and encouraging the reporting of any illegal or unethical behavior.  We have also adopted Financial Officer’s Code of Business Conduct to promote honest and ethical conduct, proper disclosure of financial information in the Company’s periodic reports, and compliance with applicable laws, rules, and regulations by the Company’s officers and management personnel, including the Company’s chief executive officer, chief financial officer and controller.  The policies established by this code are aimed at preventing wrongdoing and at promoting honest and ethical conduct, including ethical handling of actual and apparent conflicts of interest, the full, fair, accurate, timely and understandable disclosure in public communications, compliance with applicable laws, rules and regulations, and accountability for adherence to the code through prompt internal reporting of violations of the code.

Until the addition of Mr. Hollinger to our Board, in lieu of an Audit Committee, our Board of Directors was responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our financial statements and other services provided by our independent public accountants. We created an Audit Committee in April 2010 who will perform these functions. The Board of Directors reviews our internal accounting controls, practices and policies. Our Board of Directors has determined that no director qualifies as an independent audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us or written representations of our officers and directors, we believe that all Section 16(a) filing requirements were filed on a timely basis, except two Form 4 filings for Mr. Chamberlain for two transactions regarding sales of common stock, which were subsequently filed November 18, 2009, and one late Form 4 filing for Mr. Butler related to one transaction regarding the issuance of stock options on September 1, 2009 which was subsequently filed on October 27, 2009.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation earned in the years ended December 31, 2009 and 2008 by our Chief Executive Officer, our two highest compensated executive officers other than our CEO and one additional individual who would have qualified as one of the two highest compensated executive officers but for the fact that he was not serving as an executive officer of Deep Down as the end of fiscal year 2009 (collectively, our “Named Executive Officers” or “NEOs”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (6)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total

Ronald E. Smith	2009	$345,000	$-	$93,000	$-	$12,000	$450,000
President, Chief Executive Officer and Director	2008	$250,000	$175,000	$147,000	$48,588	$12,000	$632,588
Eugene L. Butler	2009	$310,000	$-	$93,000	$771,600	$24,348	$1,198,948
Chairman of the Board and Chief Financial Officer (4)	2008	$225,000	$175,000	$147,000	$48,588	$28,204	$623,792
Michael J. Newbury	2009	$109,615	$-	$-	$-	$-	$109,615
Vice President of Business Development (5)	2008	$-	$-	$-	$-	$-	$-
Robert E. Chamberlain, Jr.	2009	$302,889	$-	$93,000	$-	$24,074	$419,963
Former Chairman of the Board and Chief Acquisitions Officer (3)	2008	$225,000	$175,000	$147,000	$48,588	$32,440	$628,028

(1)           Included in the “Stock Awards” and “Option Awards” columns are the aggregate grant date fair values of restricted stock awards and option awards made in 2009 and 2008.  The grant date fair values of the awards were computed in accordance with FASB ASC Topic 718.  A total of 1,000,000 and 0 option awards granted to NEOs were forfeited during 2009 and 2008, respectively. A total of 2,000,000 option awards which were originally issued on February 14, 2008 were cancelled in March 2010 and not reissued, see discussion below (such cancellation has no impact on compensation, since we are required to expense the remaining unamortized stock based compensation at the time of cancellation). For a discussion of the assumptions and methodologies used to value the stock and option awards reported in the table above, see Note 7 “Stock-Based Compensation” to our consolidated financial statements included in this Report. All options are for the purchase of our common stock. Stock awards are grants of restricted stock representing time-vesting shares.

(2)           The amounts in the “All Other Compensation” column for 2009 were attributed to the following:

•
Mr. Butler: Amounts included for the year ended 2009 consisted of a vehicle allowance ($1,000 per month) and $12,348 for reimbursement for federal and state payroll withholdings customarily withheld for an employee.

•	Mr. Smith: Amounts included for the year ended 2009 consisted of a vehicle allowance ($1,000 per month).
•
Mr. Chamberlain: Amounts for the year ended 2009 included a vehicle allowance ($1,000 per month) and $12,074 for reimbursement for federal and state payroll withholdings customarily withheld for an employee.

(3)           Mr. Chamberlain resigned as Chairman of the Board and Chief Acquisitions Officer effective as of August 31, 2009. There were no severance or other payments made to Mr. Chamberlain in connection with his separation, though he will remain a consultant of the Company through August 2010 under terms of a Severance and Separation Agreement.  A portion of Mr. Chamberlain’s consulting payments, included in the Salary column above, were made with restricted stock. The fair value of the shares granted totals $75,000, which is being amortized over the one year remaining term of Mr. Chamberlain’s consulting agreement, and $25,000 was included in the Salary column above for the appropriate months in fiscal 2009.

Mr. Chamberlain forfeited a total of 1,000,000 options which were originally granted February 14, 2008 in connection with his resignation (666,667 options were unvested, and 333,333 were vested, which were cancelled 90 days after his resignation, under terms of the Plan). See further discussion below.

(4)           Mr. Butler was appointed Chairman of the Board effective September 1, 2009.

(5)           Mr. Newbury was hired by Deep Down effective March 30, 2009. His original title was Manager of Business Development, which was changed to Vice President of Business Development effective February 17, 2010.

(6)           In June 2008, Messrs. Smith, Chamberlain and Butler were each awarded and paid a cash performance bonus in the amount of $100,000. Additionally, in December 2008, Deep Down awarded Messrs. Smith, Chamberlain and Butler with cash performance bonuses of $75,000 relating to fiscal year 2008 (the amounts were paid in January 2009).  There were no bonuses granted for 2009 due to our current cost containment efforts.

Narrative Disclosure to Summary Compensation Table

All of the compensation described in the foregoing table, other than those amounts shown in the “Bonus”, “Stock Awards” and “Option Awards” columns, was paid to the NEOs pursuant to agreements with Deep Down, with the exception of Mr. Newbury, who signed  an employment agreement effective February 17, 2010.

Mr. Smith has an employment agreement to serve as our President and Chief Executive Officer, which provides for annual cash compensation of $345,000, and a monthly vehicle allowance of $1,000.  Effective January 1, 2010, Mr. Smith’s annual cash compensation was increased to $362,250, and a monthly vehicle allowance of $1,500. The term of Mr. Smith’s employment agreement is through January 1, 2013, and is subject to further automatic renewals for annual periods up to an additional two years.

For the years ended December 31, 2008 and 2009, Mr. Butler had a consulting agreement between Deep Down and Eugene L. Butler & Associates to serve as our Chief Financial Officer. Mr. Butler’s consulting agreement provided for annual cash compensation of $225,000, which was increased to $310,000 effective January 1, 2009; also a monthly vehicle allowance of $1,000 and reimbursement for federal and state payroll withholdings customarily withheld for an employee which are included in the “All Other Compensation” column. Effective January 1, 2010, Mr. Butler’s consulting agreement was replaced by an employment agreement.  The employment agreement provides cash compensation of $325,500 and a monthly vehicle allowance of $1,500. The term of Mr. Butler’s employment agreement is through January 1, 2013, and is subject to further automatic renewals for annual periods up to an additional two years.

Mr. Chamberlain served as our Chairman of the Board and Chief Acquisitions Officer pursuant to a consulting agreement we had with Strategic Capital Services, Inc. (“Strategic”).  The consulting agreement with Strategic provided that we pay Mr. Chamberlain an annual base salary of $180,000, which was increased to $225,000 effective as of January 1, 2008 and to $310,000 effective as of January 1, 2009. Additionally, Mr. Chamberlain received a vehicle allowance of $1,000 per month and reimbursement for federal and state payroll withholdings customarily withheld for an employee, which are included in the “All Other Compensation” column. The consulting agreement with Strategic for Mr. Chamberlain’s services had an initial term through August 6, 2010.

On September 3, 2009, we accepted the resignation of Mr. Chamberlain as Chief Acquisitions Officer and Chairman; such resignation was effective on August 31, 2009.  The resignation of Mr. Chamberlain did not involve any disagreement with us. We continue to engage Mr. Chamberlain’s services under the Severance and Separation Agreement with Strategic which replaced the original consulting agreement dated August 6, 2007, and expires August 5, 2010. Under terms of the Agreement, we will pay Strategic a total of 22 bi-monthly payments of $10,910 plus a final payment on August 5, 2010 of $3,519. Additionally, Mr. Chamberlain was granted 750,000 restricted shares of common stock at a price of $0.10, which will vest in full on August 5, 2010 provided he remains our consultant through such date, and all previously granted restricted shares vested immediately on September 1, 2009.

The amounts included for 2008 in the “Bonus” column reflect the following: in June 2008, Messrs. Smith, Chamberlain and Butler were each awarded and paid a cash performance bonus in the amount of $100,000 related to fiscal 2008 achievements. Additionally, in December 2008, Deep Down awarded Messrs. Smith, Chamberlain and Butler with cash performance bonuses of $75,000 relating to fiscal year 2008 (the amounts were paid in January 2009).  There were no bonuses granted for 2009 due to our current cost containment efforts.

The amounts included for 2008 in the “Stock Awards” and the “Option Awards” columns above reflect awards to purchase 1,000,000 shares of our common stock and grants of 350,000 restricted shares of our common stock provided to each of Messrs. Smith, Chamberlain and Butler on February 14, 2008. In each case, the awards and grants were made under the Plan. The options vest over three years and have an exercise price of $1.50. Each of the grants of restricted shares of our common stock was scheduled to vest in its entirety on February 14, 2010, provided that the officer continues to be employed with Deep Down through the vesting date.  Mr. Chamberlain’s 350,000 restricted shares vested on September 1, 2009 under terms of his Severance and Separation Agreement.  The remaining 700,000 restricted shares vested upon their original schedule on February 14, 2010.  Mr. Chamberlain forfeited 1,000,000 options in connection with his resignation September 1, 2009, and the 1,000,000 options granted to each of Mr. Smith and Mr. Butler were cancelled and not reissued, effective March 5, 2010.

The amounts included for 2009 in the “Stock Awards” column above reflect grants of 750,000 restricted shares of our common stock provided to each of Messrs. Smith, Chamberlain and Butler on March 29, 2009. In each case, grants were made under the Plan. Each of the grants of restricted shares of our common stock is scheduled to vest in its entirety on March 29, 2011, provided that the officer continues to be employed with Deep Down through the vesting date. Mr. Chamberlain’s restricted shares were accelerated in vesting on September 1, 2009 under terms of his Severance and Separation Agreement; such shares have a grant date fair value of $93,000.

The amounts included for Mr. Butler for 2009 in the “Option Awards” column above reflect awards to purchase 2,000,000 and 10,000,000 shares of our common stock granted to Mr. Butler on March 29, 2009 and September 1, 2009, respectively. In each case, grants were made under the Plan. The options vest over three years ratably beginning one year from grant date, and have an exercise price of $0.124 and $0.10, respectively.

Outstanding Equity Awards at December 31, 2009

The following tables present information regarding the outstanding equity awards held by each of the NEOs as of December 31, 2009. Messrs. Chamberlain and Newbury had no outstanding option awards as of that date; Mr. Chamberlain had outstanding restricted stock as noted on the Stock Awards table below.

Option Awards

Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($/Sh)	Option Expiration Date
Ronald E. Smith	2/14/2008	333,333	666,667	(1)	1.50	2/14/2013
Eugene L. Butler	9/1/2009	-	10,000,000	(4)	0.10	9/1/2014
	3/23/2009	-	2,000,000	(3)	0.12	3/23/2014
	2/14/2008	333,333	666,667	(1)	1.50	2/14/2013
	5/31/2007	2,000,000	1,000,000	(2)	0.52	8/31/2010

(1)
These options were vesting over three years, with substantially one-third vesting on the first, second and third anniversary of the date of grant, provided that the officer continued to be employed with Deep Down through each vesting date. We cancelled these options on March 5, 2010 and did not issue replacement options.

(2)	The remaining unvested portion of this option award is scheduled to vest on May 31, 2010, provided that Mr. Butler continues to be employed with Deep Down through that vesting date.

(3)
The remaining unvested portion of this option award is scheduled to vest in equal installments on March 29, 2010, March 29, 2011 and March 29, 2012, provided that Mr. Butler continues to be employed with Deep Down through those vesting dates.

(4)
The remaining unvested portion of this option award is scheduled to vest in equal installments on September 1, 2010, September 1, 2011 and September 1, 2012, provided that Mr. Butler continues to be employed with Deep Down through those vesting dates.

Stock Awards

Name	Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (1)
Ronald E. Smith	3/29/2009	750,000	(3)	97,500
	2/14/2008	350,000	(2)	45,500
Robert E. Chamberlain, Jr.	9/1/2009	750,000	(4)	97,500
	3/29/2009	-	(3)	-
	2/14/2008	-	(3)	-
Eugene L. Butler	3/29/2009	750,000	(3)	97,500
	2/14/2008	350,000	(2)	45,500

(1)	The market value is calculated by multiplying the number of shares by the closing price of our common stock of $ 0.13 on December 31, 2009.
(2)
This restricted stock award is scheduled to vest in its entirety on February 14, 2010, provided that the officer continues to be employed with Deep Down through the vesting date. Mr. Chamberlain’s shares granted on this date were accelerated on September 1, 2009 in connection with his Severance and Separation Agreement. The award vested for Messrs. Smith and Butler on February 10, 2010.

(3)
This restricted stock award is scheduled to vest in its entirety on March 29, 2012, provided that the officer continues to be employed with Deep Down through the vesting date. Mr. Chamberlain’s shares granted on this date were accelerated on September 1, 2009 in connection with his Severance and Separation Agreement.

(4)
This restricted stock award is was issued in connection with Mr. Chamberlain’s Severance and Separation Agreement and is scheduled to vest in its entirety on September 1, 2010, provided that he continues as a consultant under terms of his Severance and Separation Agreement through such date.

Benefits payable upon change in control

Both Mr. Butler and Mr. Smith’s (the “Executive”) employment agreements contain provisions related to change in control.
In the event of termination of the Executive’s employment for any reason, he will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the Executive is entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which the Executive is a participant as of the date of termination.  In addition, subject to executing a general release in favor of us, the Executive will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by the Executive with “good reason.”  These severance payments include the following:

(i) a lump sum in cash equal to one times the Executive’s annual base salary (at the rate in effect on the date of termination), provided, however, that is such termination occurs prior to the date that is twelve months following a change of control, then such payment will be equal to three times the Executive’s annual base salary (at the rate in effect on the date of termination);

(ii) a lump sum in cash equal to the average annual bonus paid to the Executive for the prior two full fiscal years preceding the date of termination; provided, however, that is such termination occurs prior to the date that is twelve months following a change of control, then such payment will be equal to two times the average annual bonus paid to the Executive for the prior two full fiscal years preceding the date of termination;

(iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under our annual incentive bonus arrangement; provided, however, that such pro rata portion shall be calculated based on the Executive’s annual bonus for the previous fiscal year; provided further that if no previous annual bonus has been paid to the Executive, then the lump sum cash payment shall be no less than fifty percent of Executive’ annual base salary; and

(iv) if the Executive’s termination occurs prior to the date that is twelve months following a Change of Control (as defined in the Employment Agreement), then each and every share option, restricted share award and other equity-based award that is outstanding and held by the Executive shall immediate vest and become exercisable.

Each of the Executives have agreed to not, during the respective term of his employment and for a one-year period after his termination, engage in Competition (as defined in the Employment Agreement) with us, solicit business from any of our customer or potential customers, solicit the employment or services of any person employed by or a consultant us on the date of termination or with six months prior thereto, or otherwise knowingly interfere with our business or accounts or any of our subsidiaries.

The Employment Agreements also provide that we, to the extent permitted by applicable law and our by-laws, will defend, indemnify and hold harmless the Executive from any and all claims, demands or causes of action, including reasonable attorneys’ fees and expenses, suffered or incurred by the Executive as a result of the assertion or filing of any claim, demand, litigation or other proceedings based upon statements, acts or omissions made by or on behalf of the Executive pursuant to the Employment Agreement or in the course and scope of the Executive’s employment with us.  We will also maintain and pay all applicable premiums for directors’ and officers’ liability insurance which shall provide full coverage for the defense and indemnification of the Executives, to the fullest extent permitted by applicable law.

Compensation Committee Interlocks and Insider Participation

None of our directors or executive officers served as members of the board of directors of another entity that has or had an executive officer who served as a member of our Board during 2009.  We do not have a separate compensation committee.  The entire board participated in deliberations concerning executive officer compensation in the fiscal year ended December 31, 2009.

Compensation Committee Report

We do not have a separate compensation committee. Accordingly, to the extent that decisions are made regarding the compensation policies pursuant to which our named executive officers are compensated, they are made by our Board.

In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and determined that it be included in this annual report for the year ended December 31, 2009.

Submitted by:
Ronald E. Smith
Mary L. Budrunas
Eugene L. Butler
Mark R. Hollinger

Notwithstanding anything to the contrary set forth in any previous filings under the Securities Act, as amended, or the Exchange Act, as amended, that incorporate future filings, including this annual report, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Option Exercises and Stock Vested During the Year Ended December 31, 2009

There were no options exercised by NEOs during the year ended December 31, 2009. All of the restricted stock issued on February 14, 2008 becomes fully vested on February 14, 2010, except the 350,000 shares issued to Mr. Chamberlain, which vested September 1, 2009 in connection with his Severance and Separation Agreement. All of the restricted stock issued on March 29, 2009 becomes fully vested on March 29, 2012, except the 750,000 shares issued to Mr. Chamberlain, which vested September 1, 2009 in connection with his Severance and Separation Agreement.  All of the restricted stock issued on September 1, 2009 becomes fully vested on September 1, 2010.

Compensation of Directors

Each of our directors who also serve as our executive officers do not receive any additional compensation for their performance of services as directors.  We may agree to provide compensation to these directors in the future. We are in the process of determining the form and amounts of compensation for our independent directors.

Compensation Policy Related to Risk Management

We do not believe that there are any risks arising from our compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on us.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2010, concerning the beneficial ownership of shares of Common Stock of Deep Down by (i) each person known by us to beneficially own more than 5 percent of the  outstanding shares of our common stock; (ii) each Director; (iii) our “Named Executive Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law. In addition, all persons named below can be reached at Deep Down, Inc., 8827 W. Sam Houston Pkwy N., Suite 100, Houston, Texas 77040.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock Outstanding
Ronald E. Smith (2)	45,229,876		25.1%
Mary L. Budrunas (2)	45,229,876		25.1%
Robert E. Chamberlain, Jr. (3)(5)	23,064,975		12.8%
Eugene L. Butler (4)	3,766,667		2.1%
Michael J. Newbury	-		*
Mark D. Hollinger	-		*
All directors and officers as a group (5 persons)	72,061,518	(5)	39.4%

* - Less than 1%

(1)
A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 180,450,630 shares of common stock outstanding as of March 31, 2010.

(2)
Mr. Smith and Ms. Budrunas are husband and wife. Shares include 26,816,871 shares owned directly by Mr. Smith and 18,413,005 shares owned directly by Ms. Budrunas. Such shares also include 350,000 shares of restricted stock issued to Mr. Smith on February 14, 2008 which became fully vested on the second anniversary of the grant, February 14, 2010, and 750,000 shares of restricted stock issued to Mr. Smith on March 29, 2009 which w fully vested on the second anniversary of the grant, March 29, 2011.

(3)
Shares include 350,000 shares of restricted stock issued to Mr. Chamberlain on February 14, 2008, and 750,000 shares of restricted stock issued to Mr. Chamberlain on March 29, 2009 which were fully vested on September 1, 2009 in connection with Mr. Chamberlain’s Severance and Separation Agreement, plus 750,000 shares of restricted stock issued to Mr. Chamberlain on September 1, 2009 which will vest on the one year anniversary of the grant, September 1, 2010, in connection with such Severance and Separation Agreement.

(4)
Shares include 350,000 shares of restricted stock issued to Mr. Butler on February 14, 2008 which become fully vested on the second anniversary of the grant, February 14, 2010, and 750,000 shares of restricted stock issued to Mr. Butler on March 29, 2009 which will be fully vested on the second anniversary of the grant, March 29, 2011, plus 2,666,667 shares of Deep Down’s common stock that Mr. Butler has the right to acquire by exercise of stock options which vested during 2008 and 2009.

(5)	Shares include 2,666,667 shares of Deep Down’s common stock that executive officers and directors have the right to acquire by exercise of stock options.

Disclosure regarding our equity compensation plans as required by this item is incorporated by reference to the information set forth under Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

Our Board of Directors and Management recognize that related person transactions present a heightened risk of conflicts of interest, and therefore we review all relationships and transactions in which we and our directors, director nominees and executive officers or their immediate family members, as well as holders of more than 5% of any class of our voting securities and their family members, have a direct or indirect material interest.  As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our annual Form 10-K statement.

Ron Smith, Eugene Butler and Robert Chamberlain (until his resignation from this partnership effective September 1, 2009) are partners in Ship and Sail, Inc., a vendor of Deep Down. During 2009, we made payments of $582,851 to Ship and Sail, and we had a prepaid balance of $37,500 as of December 31, 2009 which has been expensed in 2010. The payments to Ship and Sail related to services provided by that entity for the  support of the development of marine technology which is planned for production in fiscal 2010, including specialized services for provision of vessel access for design and testing, and office space and related utilities, plus a down-payment for a fixed asset under construction that will be completed in 2010.  All transactions were conducted on an arms-length basis and in accordance with normal terms and conditions.

On May 29, 2009, we consummated a purchase transaction with JUMA Properties, LLC (“JUMA”), a company owned by Ronald E. Smith, President, CEO and Director of Deep Down and wife Mary L. Budrunas, Vice President, Corporate Secretary and Director of Deep Down.  Pursuant to a Purchase and Sale Agreement dated May 22, 2009, we acquired certain property and improvements located in Channelview, Texas, where certain of our operations are currently located (the “Channelview Property”). The Channelview Property consists of 8.203 acres and was purchased for $2,600,000. The transaction was conducted on an arms-length basis and in accordance with normal terms and conditions. See additional discussion in Note 6, Long-Term Debt.

Until the addition of Mr. Hollinger to our Board in April 2010, none of our Directors was independent. We feel independent directors will add strength and perspective to our Board of Directors and will increase our internal control process as discussed above in Item 9A Controls and Procedures in this Report, thus we are actively working towards adding additional independent members to our Board, including member(s) who qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We retained PricewaterhouseCoopers LLP (“PwC”) as our principal accountant in 2009.  We had no relationship with PwC prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to PwC for audit services rendered in connection with our consolidated financial statements and reports for the year ended December 31, 2009, and for other services rendered during that year on behalf of Deep Down and its subsidiaries, and fees billed to us by Malone & Bailey, PC for audit and other services during 2008:

	December 31, 2009	December 31, 2008
(i) Audit Fees	$502,023	$503,714
(ii) Audit Related Fees	-	86,634
(iii) Tax Fees	5,250	49,130
(iv) All Other Fees	-	-

Audit Fees: Consists of fees billed for professional services rendered for the audit of Deep Down’s consolidated financial statements, the review of interim condensed consolidated financial statements included in quarterly reports, registration statements and other offering documentation, services that are normally provided in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

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

All Other Fees:  None.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors pre-approves all audit and permissible non-audit services provided by PwC. These services may include audit services, audit-related services, tax services and other services. The Board of Directors may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more directors. If so delegated, the director must report any pre-approval decision to the Board of Directors at its first meeting after the pre-approval was obtained.

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

3.1
Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Amended and Restated By Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).

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

4.5	Private Placement Memorandum, dated May 16, 2008 (incorporated herein by reference from Exhibit 20.1 to our Form 8-K/A (Amendment No. 2) filed with the Commission on June 9, 2008).

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

4.8	6% Subordinated Debenture of Deep Down, Inc. dated March 31, 2008 (incorporated herein by reference from Exhibit 4.1 to our Form 10-Q filed with the Commission on May 16, 2008).

4.9†
Stock Option, Stock Warrant and Stock Award Plan (incorporated herein by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).

4.10
Certificate of Articles of Organization of Deep Down International Holdings, LLC (filed with the Secretary of State for the state of Nevada on February 3, 2009) (incorporated by reference from Exhibit 4.11 to Amendment No. 3 to our Form S-1/A filed on April 10, 2009).

4.11
Operating Agreement of Deep Down International Holdings, LLC, a Nevada limited liability company (incorporated by reference from Exhibit 4.11 to Amendment No. 3 to our Form S-1/A filed on April 9, 2009).

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

10.3
Second Amendment to Credit Agreement entered into as of February 13, 2009, among Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. (incorporated herein by reference from Exhibit 10.3 to our Form 10-K filed with the Commission on March 16, 2009).

10.4
Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed with the Commission on November 14, 2008).

10.5
Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.5 to our Form 10-K filed with the Commission on March 16, 2009).

10.6
Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2008).

10.7
Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.7 to our Form 10-K filed with the Commission on March 16, 2009).

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

10.12
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

10.14
Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed with the Commission on March 16, 2009).

10.15†
Severance and Separation Agreement, dated September 1, 2009, by and between Strategic Capital Services, Inc. and Robert E. Chamberlain, Jr. (“Consultant”) and Deep Down, Inc. (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed with the Commission on November 16, 2009).

10.16
Stock Purchase Agreement, dated April 17, 2008, among Deep Down, Inc., Flotation Technologies, Inc. and the selling stockholders named therein (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the Commission on April 21, 2008).

10.17†
Employment Agreement with David A. Capotosto, dated June 5, 2008 (incorporated herein by reference from Exhibit 10.12 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).

10.18
Loan Agreement entered into as of February 13, 2009, by and among Flotation Technologies, Inc., Deep Down, Inc., and TD Bank, N.A. (incorporated herein by reference from Exhibit 10.22 to our Form 10-K filed with the Commission on March 16, 2009).

10.19
Mortgage and Security Agreement entered into as of February 13, 2009, by Flotation Technologies in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.23 to our Form 10-K filed with the Commission on March 16, 2009).

10.20
Collateral Assignment of Leases and Rents entered as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.24 to our Form 10-K filed with the Commission on March 16, 2009).

10.21
Commercial Note entered into as of February 13, 2009 by Flotation Technologies, Inc. in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.25 to our Form 10-K filed with the Commission on March 16, 2009).

10.22
Debt Subordination Agreement entered into as of February 13, 2009, by and among Flotation Technologies, Inc., Deep Down, Inc., and TD Bank, N.A. (incorporated herein by reference from Exhibit 10.26 to our Form 10-K filed with the Commission on March 16, 2009).

10.23	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).

10.24
Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).

10.25
Third Amendment to Credit Agreement, entered into as of May 29, 2009, between Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. (incorporated by reference from Exhibit 10.3 to our Form 8-K filed on June 2, 2009).

10.26
Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc. ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).

10.27†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).

10.28†
Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.29
Environmental Indemnity Agreement entered as of February 13, 2009 in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.27 to our Form 10-K filed with the Commission on March 16, 2009).

10.30*†	Employment Agreement, dated effective as of February 17, 2010, between Deep Down, Inc. and Michael J. Newbury.

10.31*
Amended and Restated Credit Agreement, entered into as of April 14, 2010, between Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc.

10.32*	ROV Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank.

10.33*	RE Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank.

10.34*	RLOC Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank.

10.35*	LC Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank.

10.36*
Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and Electrowave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender.

10.37*	First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender.

10.38*	First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee.

14.1*	Directors Code of Business Conduct.

14.2*	Financial Officer's Code of Business Conduct.

16.1	Letter, dated July 14, 2009, from Malone & Bailey, PC to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed on July 14, 2009).

21.1*	Subsidiary list.

24.1*	Power of Attorney (set forth immediately following the registrant’s signatures to this report).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.

32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

* Filed or furnished herewith.
† Exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

/s/ RONALD E. SMITH

Ronald E. Smith, President and Chief Executive Officer
Dated: April 15, 2010

/s/ EUGENE L. BUTLER

Eugene L. Butler
Chief Financial Officer
Dated: April 15, 2010

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

Signatures	Title	Date
/s/ RONALD E. SMITH	President, Chief Executive Officer and Director
Ronald E. Smith	(Principal Executive Officer)	April 15, 2010

/s/ EUGENE L. BUTLER	Chief Financial Officer and Director
Eugene L. Butler	(Principal Financial Officer and Principal Accounting Officer)	April 15, 2010

/s/ MARY L. BUDRUNAS	Vice-President, Corporate Secretary and Director
Mary L. Budrunas		April 15, 2010

/s/ MARK D. HOLLINGER	Director
Mark D. Hollinger		April 15, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed with the Commission on May 1, 2008).

3.1
Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Amended and Restated By Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).

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

4.5	Private Placement Memorandum, dated May 16, 2008 (incorporated herein by reference from Exhibit 20.1 to our Form 8-K/A (Amendment No. 2) filed with the Commission on June 9, 2008).

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

4.8	6% Subordinated Debenture of Deep Down, Inc. dated March 31, 2008 (incorporated herein by reference from Exhibit 4.1 to our Form 10-Q filed with the Commission on May 16, 2008).

4.9†
Stock Option, Stock Warrant and Stock Award Plan (incorporated herein by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).

4.10
Certificate of Articles of Organization of Deep Down International Holdings, LLC (filed with the Secretary of State for the state of Nevada on February 3, 2009) (incorporated by reference from Exhibit 4.11 to Amendment No. 3 to our Form S-1/A filed on April 10, 2009).

4.11
Operating Agreement of Deep Down International Holdings, LLC, a Nevada limited liability company (incorporated by reference from Exhibit 4.11 to Amendment No. 3 to our Form S-1/A filed on April 9, 2009).

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

10.3
Second Amendment to Credit Agreement entered into as of February 13, 2009, among Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. (incorporated herein by reference from Exhibit 10.3 to our Form 10-K filed with the Commission on March 16, 2009).

10.4
Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed with the Commission on November 14, 2008).

10.5
Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.5 to our Form 10-K filed with the Commission on March 16, 2009).

10.6
Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2008).

10.7
Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.7 to our Form 10-K filed with the Commission on March 16, 2009).

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

10.12
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

10.14
Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed with the Commission on March 16, 2009).

10.15†
Severance and Separation Agreement, dated September 1, 2009, by and between Strategic Capital Services, Inc. and Robert E. Chamberlain, Jr. (“Consultant”) and Deep Down, Inc. (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed with the Commission on November 16, 2009).

10.16
Stock Purchase Agreement, dated April 17, 2008, among Deep Down, Inc., Flotation Technologies, Inc. and the selling stockholders named therein (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed with the Commission on April 21, 2008).

10.17†
Employment Agreement with David A. Capotosto, dated June 5, 2008 (incorporated herein by reference from Exhibit 10.12 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).

10.18
Loan Agreement entered into as of February 13, 2009, by and among Flotation Technologies, Inc., Deep Down, Inc., and TD Bank, N.A. (incorporated herein by reference from Exhibit 10.22 to our Form 10-K filed with the Commission on March 16, 2009).

10.19
Mortgage and Security Agreement entered into as of February 13, 2009, by Flotation Technologies in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.23 to our Form 10-K filed with the Commission on March 16, 2009).

10.20
Collateral Assignment of Leases and Rents entered as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.24 to our Form 10-K filed with the Commission on March 16, 2009).

10.21
Commercial Note entered into as of February 13, 2009 by Flotation Technologies, Inc. in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.25 to our Form 10-K filed with the Commission on March 16, 2009).

10.22
Debt Subordination Agreement entered into as of February 13, 2009, by and among Flotation Technologies, Inc., Deep Down, Inc., and TD Bank, N.A. (incorporated herein by reference from Exhibit 10.26 to our Form 10-K filed with the Commission on March 16, 2009).

10.23	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).

10.24
Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).

10.25
Third Amendment to Credit Agreement, entered into as of May 29, 2009, between Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. (incorporated by reference from Exhibit 10.3 to our Form 8-K filed on June 2, 2009).

10.26
Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc. ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).

10.27†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).

10.28†
Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.29
Environmental Indemnity Agreement entered as of February 13, 2009 in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.27 to our Form 10-K filed with the Commission on March 16, 2009).

10.30*†	Employment Agreement, dated effective as of February 17, 2010, between Deep Down, Inc. and Michael J. Newbury.

10.31*
Amended and Restated Credit Agreement, entered into as of April 14, 2010, between Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc.

10.32*	ROV Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank.

10.33*	RE Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank.

10.34*	RLOC Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank.

10.35*	LC Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank.

10.36*
Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and Electrowave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender.

10.37*	First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender.

10.38*	First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee.

14.1*	Directors Code of Business Conduct.

14.2*	Financial Officer's Code of Business Conduct.

16.1	Letter, dated July 14, 2009, from Malone & Bailey, PC to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed on July 14, 2009).

21.1*	Subsidiary list.

24.1*	Power of Attorney (set forth immediately following the registrant’s signatures to this report).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.

32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

__________________________________
* Filed or furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Down, Inc.

We have audited the accompanying consolidated balance sheet of Deep Down, Inc. and its subsidiaries as of December 31, 2009, and the related consolidated statement of income, shareholders' equity and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deep Down, Inc. and their subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/  PRICEWATERHOUSE COOPERS, LLP

Houston, Texas
April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Down, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Deep Down, Inc. (the "Company") as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 12, 2009

Deep Down, Inc.
Consolidated Balance Sheets

(In thousands, except par value amounts)	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$912	$2,495
Restricted cash	-	136
Accounts receivable, net	7,662	10,772
Inventory	896	1,362
Costs and estimated earnings in excess of billings on uncompleted contracts	267	708
Deferred tax asset	-	217
Prepaid expenses and other current assets	225	634
Total current assets	9,962	16,324
Property, plant and equipment, net	20,011	13,799
Intangibles, net	12,166	18,091
Goodwill	9,429	15,024
Other assets, net	1,136	458
Total assets	$52,704	$63,696

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,865	$4,319
Billings in excess of costs and estimated earnings on uncompleted contracts	4,434	2,315
Current portion of long-term debt	1,497	383
Total current liabilities	8,796	7,017
Long-term debt, net	5,379	1,718
Deferred tax liabilities	-	1,126
Total liabilities	14,175	9,861

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.001 par value, 490,000 shares authorized, 180,451 and 177,351 shares issued and outstanding, respectively	180	177
Additional paid-in capital	61,161	60,328
Accumulated deficit	(22,812)	(6,670)
Total stockholders' equity	38,529	53,835
Total liabilities and stockholders' equity	$52,704	$63,696

The accompanying notes are an integral part of the financial statements.

Deep Down, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	Years Ended
	December 31,
(In thousands, except per share amounts)	2009	2008

Revenues	$29,449	$35,770
Cost of sales	19,888	21,686
Gross profit	9,561	14,084
Operating expenses:
Selling, general & administrative	14,371	14,295
Depreciation and amortization	6,538	1,285
Goodwill impairment	5,537	-
Total operating expenses	26,446	15,580
Operating loss	(16,885)	(1,496)
Other income (expense):
Interest income	10	110
Interest expense	(366)	(3,511)
Loss on debt extinguishment	-	(446)
Other income (expense)	73	(22)
Total other expense	(283)	(3,869)
Loss before income taxes	(17,168)	(5,365)
Income tax benefit	1,026	1,042
Net loss	$(16,142)	$(4,323)

Net loss per share, basic and diluted	$(0.09)	$(0.03)
Weighted-average common shares
outstanding, basic and diluted	179,430	143,962

The accompanying notes are an integral part of the financial statements.

Deep Down, Inc.
Statements of Changes in Sto ckholders' Equity
For the Years Ended December 31, 2009 and 2008

			Additional
	Common Stock		Paid-in	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Deficit	Total

Balance at December 31, 2007	85,977	$86	$14,850	$(2,347)	$12,589

Net loss	-	-	-	(4,323)	(4,323)
Exchange of Series D preferred stock	25,867	26	4,393		4,419
Stock issued for acquisition of Mako	2,803	3	1,959		1,962
Stock issued for acquisition of Flotation	1,714	2	1,421		1,423
Warrants issued for acquisition of Flotation	-	-	122		122
Restricted stock issued for service	1,200	1	(1)		-
Stock issued in private placement, net of $2,940 fees	57,143	57	37,003		37,060
Cashless exercise of stock options	29	-	-		-
Stock issued for exercise of warrants	2,618	2	(3)		(1)
Stock-based compensation	-	-	584		584

Balance at December 31, 2008	177,351	$177	$60,328	$(6,670)	$53,835

Net loss	-	-	-	(16,142)	(16,142)
Restricted stock issued for service	3,100	3	(3)	-	-
Stock-based compensation	-	-	836	-	836
Balance at December 31, 2009	180,451	$180	$61,161	$(22,812)	$38,529

The accompanying notes are an integral part of the financial statements.

Deep Down, Inc.
C onsolidated Statement of Cash Flows
For the Years Ended December 31, 2009 and 2008

	Years Ended
	December 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(16,142)	$(4,323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest income	-	(55)
Non-cash amortization of debt discount	-	1,817
Non-cash amortization of deferred financing costs	-	763
Non-cash impairment of goodwill	5,537	-
Share-based compensation	836	584
Bad debt expense	192	1,507
Depreciation and amortization	8,154	2,363
Loss on disposal of equipment	78	228
Deferred taxes	(909)	(856)
Changes in assets and liabilities:
Accounts receivable	2,918	(3,087)
Inventory	466	(1,932)
Costs and estimated earnings in excess of billings on uncompleted contracts	441	1,483
Prepaid expenses and other current assets	409	(493)
Other assets	(113)	-
Accounts payable and accrued liabilities	(1,454)	(328)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,119	2,127
Net cash provided by (used in) operating activities	2,532	(202)

Cash flows from investing activities:
Cash paid for acquisition of Flotation, net of cash acquired of $235	-	(22,162)
Proceeds from final settlement of acquisition of Flotation	58	-
Cash paid for acquisition of Mako, net of expenses	-	(4,237)
Purchases of property and equipment	(6,117)	(4,804)
Proceeds from sale of property and equipment	148	-
Cash paid for capitalized software	(614)	-
Purchase of investment	(200)	-
Note receivable, net of repayments	(22)	-
Change in restricted cash	136	239
Net cash used in investing activities	(6,611)	(30,964)

Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	-	37,060
Proceeds from sales-type lease	-	587
Borrowings on long-term debt	3,000	6,769
Repayments on long-term debt	(504)	(12,961)
Net cash provided by financing activities	2,496	31,455
Change in cash and equivalents	(1,583)	289
Cash and cash equivalents, beginning of period	2,495	2,206
Cash and cash equivalents, end of period	$912	$2,495

Supplemental Disclosures:
Cash paid for interest	$373	$909
Cash paid for taxes	$-	$332
Cash paid for pre-payment penalties	$-	$446

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Note 1:                       Description of Business and Summary of Significant Accounting Policies

Description of Business

Deep Down, Inc., and its wholly-owned subsidiaries (“Deep Down”, “we”, “us” or the “Company”) is an oilfield services company serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, flotation and drill riser buoyancy, Remote Operated Vehicles (“ROVs”) and toolings. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Deep Down’s primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

In the notes to the consolidated financial statements, all dollar and share amounts are in thousands of dollars and shares, unless otherwise indicated.

Liquidity

As a deep water service provider, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on the condition of the oil and gas industry generally and our customers ability to invest capital for offshore exploration, drilling and productions and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. We enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delays in payments by significant customers or delays in completion of our contracts for any reason. We are dependent on our cash flows from operations to fund our working capital requirements and the uncertainties noted above create risk that we may not achieve our planned earnings or cash flows from operations, which could result in violation of certain of our loan covenants and require us to raise additional debt or equity capital. There can be no assurance that we could raise additional capital.

Our Credit Agreement imposes covenant restrictions on us that increase our vulnerability in the current adverse economic and industry climate, and limits our ability to obtain additional financing. We have recently obtained amendments to our credit facility, as discussed in Note 6, to waive our covenant noncompliance as of December 31, 2009 and to provide us more latitude in our covenants through the term of the agreement. Our ability to meet these covenants is primarily dependent on the adequacy of earnings before interest, taxes, depreciation and amortization. Our inability to satisfy the covenants contained in our Credit Agreement would constitute an event of default. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business.

Although we believe that we will have adequate liquidity to meet our future operating requirements and to remain compliant with the covenants under our Credit Agreement, the factors described above create uncertainty.

Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2009 and 2008. All intercompany transactions and balances have been eliminated.

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

Segments

For the fiscal years ended December 31, 2009 and 2008, the operations of our operating segments, Deep Down Delaware, ElectroWave, Mako and Flotation, have been aggregated into a single reporting segment. Additionally, during the year ended December 31, 2009, we have combined ElectroWave’s operations into Deep Down Delaware as a single operating segment due to similar production processes and cost savings related to office and administrative support. While the operating segments have different product lines; they are very similar. They are all service-based operations revolving around our personnel’s expertise in the deep water industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.

Other comprehensive income

Deep Down has no items that comprise other comprehensive income for the years ended December 31, 2009 and 2008.

Reclassifications

Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation.  These reclassifications had no effect on our previously reported net loss or stockholders' equity.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with foreign and domestic banks and, at times, may exceed federally insured limits.

At December 31, 2008, we had restricted cash of $136 related to a letter of credit for a vendor, which was released due to completion of the project during 2009. See further details at Note 11 Commitments and Contingencies.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  We utilize a fair value hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The fair value hierarchy has three levels of inputs that may be used to measure fair value:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

Our financial instruments consist primarily of cash equivalents, trade receivables and payables and debt instruments.  The carrying values of cash, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments. Our long term debt was valued using techniques that require inputs that are both significant to the fair value measurement and unobservable (Level 3), specifically treasury rates adjusted for our credit risk premium.  At December 31, 2009, our debt, excluding capital leases, had a carrying value of approximately $6,383 and a fair value of approximately $5,710.

Considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented above are not necessarily indicative of the amounts we could realize in a current market exchange. As no active market exists for a significant portion of our financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows and loss experience, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision (Level 3). There may be inherent weaknesses in calculation techniques, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, which could significantly affect the results.

For discussion of assets and liabilities measured at fair value on a non-recurring basis, see Note 5 Goodwill and Intangibles.

Accounts Receivable

We provide an allowance for doubtful accounts on trade receivables based on historical collection experience, the level of past due accounts and a specific review of each customer’s trade receivable balance with respect to their ability to make payments and expectations of future conditions that could impact the collectability of accounts receivable.  When specific accounts are determined to be uncollectable, they are expensed as bad debt expense in that period. At December 31, 2009 and 2008, we estimated the allowance for doubtful accounts to be $304 and $575, respectively. Bad debt expense totaled $192 and $1,507 for the years ended December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Concentration of Credit Risk

As of December 31, 2009, four of our customers accounted for 22 percent, 9 percent, 8 percent and 5 percent of total accounts receivable, respectively. For the year ended December 31, 2009, our five largest customers accounted for 12 percent, 10 percent, 8 percent, 6 percent and 5 percent of total revenues, respectively.  For the year ended December 31, 2008, our four largest customers accounted for 20 percent, 11 percent, 9 percent and 4 percent of total revenues, respectively.

Inventory and Work in Progress

Inventory is stated at lower of cost (first-in, first out) or net realizable value (in thousands).

	December 31, 2009	December 31, 2008
Raw materials	$765	$790
Work in progress	84	426
Finished goods	47	146
Total Inventory	$896	$1,362

A portion of work in progress represents costs that have been incurred for time and materials that are not appropriate to be billed to customers at such date, according to the contractual terms.  Some of the billings are contingent upon satisfaction of a significant condition of sale (“milestone”), including but not limited to, factory acceptance testing (“FAT”) and customer approval. Milestone billings at December 31, 2009 and 2008 were $29 and $136, respectively.

Long-Lived Assets

Property, Plant and Equipment  Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated between seven and thirty-six years, and leasehold improvements are amortized over the shorter of the assets' useful lives or lease terms. Equipment lives range from two to ten years, computers and office equipment lives are generally from two to three years, and furniture and fixtures are two to seven years. Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is our policy to include depreciation expense on assets acquired under capital leases with depreciation expense on owned assets. Additionally, we record depreciation expense related to revenue-generating assets as Cost of Sales on the accompanying statements of operations.

Other Assets We capitalize certain internal and external costs related to the acquisition and development of internal use software during the application development stages of projects. Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally-developed software and are included with Other Assets on the accompanying balance sheets.  Capitalized costs are amortized using the straight-line method over the estimated lives of the software, which range from three to five years.  The costs capitalized in the application development stage include the costs of design, coding, installation of hardware and testing. We capitalize costs incurred during the development phase of the project as permitted. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Long-lived intangible assets. Our intangible assets generally consist of assets acquired in the purchases of the Mako and Flotation subsidiaries and are comprised of customer lists, non-compete covenants with key employees and trademarks related to Mako’s ROVs and to Flotation’s branding, processes, materials and technology.  We amortize intangible assets over their useful lives ranging from three to forty years on a straight-line basis.  We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods, useful lives and the valuation of acquired long-lived intangible assets.

We test for the impairment of long-lived assets upon the occurrence of a triggering event. We base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations reflected in our budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

We have assessed the current market conditions and have concluded, as of December 31, 2009, that a triggering event had occurred that required an impairment analysis of long-lived intangible assets. For the year ended December 31, 2009, we recorded impairment charges totaling $4,616 to several long-lived intangible assets, which total impairment charges were recorded on the statement of operations as amortization expense. There was no impairment of long-lived assets for the year ended December 31, 2008.  See further discussion in Note 5 regarding the testing and conclusions.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. We evaluate the carrying value of goodwill annually on December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition. For purposes of our annual impairment test, our reporting units are the same as our operating segments discussed above.

The test for goodwill impairment is a two-step approach. The first step is to compare the estimated fair value of any reporting units within the Company that have goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the carrying value of goodwill for the reporting unit, and the carrying value is written down to the hypothetical amount, if lower.

Lease Obligations

We lease land, buildings, vehicles and certain equipment under non-cancellable operating leases.  Until the purchase of the facilities in May 2009, we leased our Channelview, Texas, operating location from JUMA Properties, LLC (“JUMA”), a company owned by Ronald E. Smith, President, CEO and Director of Deep Down and his wife Mary L. Budrunas, Vice President, Corporate Secretary and Director of Deep Down.  See further discussion in Note 4 Property, Plant and Equipment. Additionally, since February 2009, we lease our corporate headquarters in Houston, Texas, under a non-cancellable operating lease. Mako leases office, warehouse and operating space in Morgan City, Louisiana, under a non-cancellable operating lease, and Flotation leases their manufacturing, warehousing and office locations in Biddeford, Maine under non-cancellable operating leases. We also lease certain office and other operating equipment under capital leases; the related assets are included with Property, Plant and Equipment on the consolidated balance sheets.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

At the inception of a lease, we evaluate each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for such an evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

Revenue Recognition

We recognize revenue once the following four criterions are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectability is reasonably assured. For certain fabrication projects, revenue is recognized upon shipment or when customer-specific contract elements (“milestone(s)”) are met. Fabrication and sale of equipment billings are contingent upon satisfaction of a significant condition of sale milestone, including but not limited to, factory acceptance testing and customer approval, and recognized upon transfer of title to the customer.  Service revenue is recognized as the service is provided, and “time and material” contracts are billed on a monthly basis as costs are incurred. Customer billings for shipping and handling charges are included in revenue.

From time to time, we enter into large fixed price contracts which we determine that recognizing revenues for these types of contracts is appropriate using the percentage-of-completion method, which compares the percentage of costs incurred to date to the estimated total costs for the contract.  This method is preferred because management considers total costs the best available measure of progress.

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

Assets and liabilities related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above.

All intercompany revenue balances and transactions were eliminated in consolidation.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Income Taxes

We follow the liability method of accounting for income taxes.  This method takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2009 and 2008 were 5.98 percent, and 19.6 percent, respectively.

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends upon our ability to generate sufficient taxable income of the appropriate character in the future. This requires management to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider all reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state, and federal pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged, in the period in which the determination is made, either to income or goodwill, depending upon when that portion of the valuation allowance was originally created.

We record an estimated tax liability or tax benefit for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate.  We use our best judgment in the determination of these amounts.  However, the liabilities ultimately realized and paid are dependent upon various matters, including resolution of tax audits, and may differ from amounts recorded.  An adjustment to the estimated liability would be recorded as a provision or benefit to income tax expense in the period in which it becomes probable that the amount of the actual liability or benefit differs from the recorded amount.

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof.  At such time, if any, that we no longer have a reserve for our deferred tax assets, we will begin to provide for taxes at the full statutory rate.  In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Stock-Based Compensation

We record share-based payment awards exchanged for employee services at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2009, we had two types of stock-based employee compensation: stock options and restricted stock.

Key assumptions used in the Black-Scholes model for both stock options and warrant valuations include (1) expected volatility (2) expected term (3) discount rate and (4) expected dividend yield. Since we do not have a sufficient trading history to determine the volatility of our own stock, we based our estimates of volatility on a representative peer group consisting of companies in the same industry, with similar market capitalizations and similar stage of development.  Additionally, we continue to use the simplified method related to employee option grants.

The fair value of each stock option or warrant grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the year ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Dividend yield	0%	0%
Risk free interest rate	1.69% - 2.33%	2.52% - 2.84%
Expected life of options	3 years	2-3 years
Expected volatility	88.5% - 92.8%	51.7% - 63.3%

Earnings/(Loss) per Common Share

Basic EPS is calculated by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income/(loss) by the weighted average number of common shares and dilutive common stock equivalents (stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options and warrants to purchase common stock were exercised for shares of common stock. The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (in thousands, except per share amounts):

	Years Ended
	December 31,
In thousands, except per share amounts	2009	2008
Numerator:
Net loss	$(16,663)	$(4,323)

Denominator:
Weighted average number of common shares outstanding	179,430	143,962
Effect of dilutive securities	-	-
Denominator for diluted earnings per share	179,430	143,962

Net loss per common share outstanding, basic and diluted	$(0.09)	$(0.03)

Potentially dilutive securities representing 0 and 502 shares of common stock for the years ended December 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, will be superseded by the Codification. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database.  The Codification was effective for interim and annual periods ending after September 15, 2009. We adopted the Codification during the third quarter of fiscal 2009. The Codification impact is limited to financial statement disclosures, as all references to authoritative accounting literature are referenced in accordance with the Codification.

In October 2009 the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements"   ("ASU No. 2009-13"). ASU No. 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement.  The statement also introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  This guidance is effective for us for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. We are currently assessing implementation of this new guidance, but do not expect a material impact on our consolidated financial statements.

In April 2008, the FASB issued amendments to ASC 350, “Intangibles — Goodwill and Other.” These provisions amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the determination of the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The amended guidance is effective for fiscal years beginning after December 15, 2008. We adopted these provisions effective January 1, 2009; there was no impact to our consolidated financial statements.

In December 2007, the FASB issued guidance included in ASC Topic 805, "Business Combinations" (formerly FASB Staff Position SFAS No. 141R-1), which amends and clarifies SFAS No. 141R, "Business Combinations"). The new provisions of ASC Topic 805 require the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values if fair value can be reasonably estimated, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. If the fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, "Contingencies". ASC Topic 805 also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. The new provisions of ASC Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008; we adopted the new provisions of ASC Topic 805 effective January 1, 2009. There was no impact to our consolidated financial statements.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Note 2:                      Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below (in thousands):

	December 31, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$4,051	$2,115
Estimated earnings	2,212	4,969
	6,263	7,084
Less: Billings to date	10,430	8,691
	$(4,167)	$(1,607)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$267	$708
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,434)	(2,315)
	$(4,167)	$(1,607)

At December 31, 2009, the asset balance of $267 was related to two contracts that are projected to be completed during fiscal 2010. At December 31, 2008, the asset balance of $708 was related to a contract that was 90 percent complete at December 2008, based on the percentage-of-completion method. The remainder of the revenue was recognized in the first quarter of fiscal 2009. The balance in billings in excess of costs and estimated earnings on uncompleted contracts at December 31, 2009 and 2008, was $4,434 and $2,315, respectively, and consisted of significant milestone payments, primarily related to a large contract that is expected to be completed in fiscal year 2010.

Note 3:                      Acquisitions

Purchase of Flotation Technologies, Inc.

On May 1, 2008, we acquired Flotation Technologies, Inc. (“Flotation”), pursuant to the stock purchase agreement.  Under the terms of the agreement, the purchase price may be adjusted upward or downward, depending on certain working capital targets. We resolved a dispute concerning the working capital adjustment for the purchase pursuant to the arbitration proceeding in May 2009. The arbitrator awarded us a cash purchase price adjustment of $84. The impact of this adjustment after legal expenses was $58 and was recorded as a reduction to goodwill as of the balance sheet date.  The acquisition of Flotation has been accounted for using the purchase method of accounting since we acquired substantially all of the assets, certain liabilities, employees, and business of Flotation. The allocation of the purchase price was finalized upon the receipt of management’s review of final amounts and recording of the net goodwill adjustment discussed above in June 2009.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Mako Technologies, Inc.

Effective December 1, 2007, we purchased 100 percent of the common stock of Mako Technologies, Inc. for $11,307. Pursuant to the agreement and plan of merger, final installments of the purchase price were paid to the Mako shareholders during the year ended December 31, 2008, which included $4,160 cash to the Mako shareholders plus $77 of transaction expenses. In March 2008, we issued the second installment of 2,803 restricted shares of common stock of Deep Down, valued at $0.70 per share, totaling $1,962, including non-cash adjustments to purchased asset values in goodwill totaling $174. See Note 5 regarding the adjustment to goodwill related to final tax return adjustments during 2008. The allocation of the purchase price was finalized upon the receipt of management’s review of final amounts and final tax returns in December 2008.

Note 4:                      Property, Plant and Equipment

Property and equipment consisted of the following as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008	Useful Life
Land	$1,954	$482	-
Buildings and improvements	5,458	3,181	7 - 36 years
Leasehold improvements	313	344	2 - 5 years
Equipment	13,773	8,713	2 - 10 years
Furniture, computers and office equipment	1,154	634	2 - 7 years
Construction in progress	954	2,131

Total	23,606	15,485
Less: Accumulated depreciation	(3,595)	(1,686)
Property and equipment, net	$20,011	$13,799

Depreciation expense, excluded from “Cost of sales” in the accompanying statements of operations, was approximately $343 and $236 for the years ended December 31, 2009 and 2008, respectively. Depreciation expense, included in “Cost of sales” in the accompanying statements of operations, was approximately $1,616 and $1,078 for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, we acquired the following assets under capital leases: $92 in office equipment and $32 in equipment. Accumulated depreciation on equipment under capital leases was $247 and $138 at December 31, 2009 and 2008, respectively.

On May 29, 2009, we consummated a purchase transaction with JUMA; pursuant to a Purchase and Sale Agreement dated May 22, 2009, we acquired certain property and improvements located in Channelview, Texas, where certain of our operations are currently located (the “Channelview Property”). The Channelview Property consists of 8.203 acres and was purchased for $2,600. The transaction was conducted on an arms-length basis and in accordance with normal terms and conditions. We used $2,100 loan proceeds from Whitney Bank as discussed in Note 6, Long-Term Debt.  Prior to the purchase, we leased the Channelview Property from JUMA at a base rate of $15 per month.  In connection with the purchase of the Channelview Property, the lease between us and JUMA was terminated.  We incurred no early termination penalties from JUMA in connection with this termination.

At December 31, 2009 and 2008, construction in progress represents assets that are not ready for service or are in the construction stage. The 2009 balance included approximately $954 for equipment in progress that will be placed in service in 2010. The 2008 balance included approximately $1,509 for a new ROV which was completed in September 2009. We will begin depreciating these assets once they are ready for or put into use.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Note 5:                      Intangible Assets and Goodwill

Goodwill

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses.

The change in the carrying value of goodwill during the years ended December 31, 2009 and 2008 is set forth below (in thousands):

Carrying amount as of December 31, 2007	$10,594
Adjustments to previously reporting purchase price	2,289
Adjustments related to acquisitions, net	2,141
Carrying amount as of December 31, 2008	15,024
Adjustments to previously reporting purchase price	(58)
Goodwill impairment	(5,537)
Carrying amount as of December 31, 2009	$9,429

The increases to goodwill in 2008 include an adjustment to the Mako purchase price due to the finalization of tax returns, whereby we determined that approximately $1,840 of the purchase price was to be allocated to a deferred tax liability due to the difference in the tax balance sheet and book balance sheet related to the intangible and fixed assets.  The remainder of the 2008 increases relate to the purchase of Flotation and to the final adjustments to net asset values of Mako. The decrease in 2009 was primarily due to the non-cash impairment charge as discussed below, plus an adjustment to reduce the purchase price of Flotation by $58, net of legal fees, due to the resolution of a dispute concerning the working capital adjustment for the purchase price calculation.

Because quoted market prices for our individual reporting units are not available, management must apply judgment in determining the estimated fair value of our reporting units for purposes of performing the annual goodwill impairment test. Management uses all available information to make these fair value determinations, including the discounting of reporting units’ projected cash flow, publicly traded company multiples and recent merger and acquisition transaction values as a multiple of earnings.  A key component of these fair value determinations is an assessment of the fair value using discounted cash flows and other market-related valuation models in relation to our market capitalization.

The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual common stock. In most industries, including Deep Down’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, the above fair value calculations using discounted cash flows and other market-related valuation models are compared to market capitalization plus a control premium.

At December 31, 2009, our management completed the annual impairment test of goodwill. Management’s calculations indicated, due to a number of factors, including the current global economic environment, increased costs of capital and the decrease in our market capitalization, that the calculations for the reporting units of Deep Down Delaware, Mako and Flotation each indicated their respective net book value exceeded its fair value and, accordingly, we estimated the implied fair value of the goodwill for each reporting unit. We used the estimated fair value of each reporting unit from the first step as the purchase price in a hypothetical acquisition of the respective reporting unit. We recognized a goodwill impairment of $3,056 for Deep Down Delaware, $2,481 for Mako and $0 for Flotation reporting units for the year ended December 31, 2009. After adjusting the Flotation carrying value of intangible assets to fair value, there was no goodwill impairment for that reporting unit.  See detailed discussion of intangible asset impairment below. The impairment was recorded in operating expenses in the consolidated statement of operations for the year ended December 31, 2009. This non-cash charge did not impact our liquidity position, debt covenants or cash flows.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

We estimated the fair value of the reporting units using discounted cash flows and earnings multiples of comparable publicly traded companies. The key discounted cash flow assumptions used to determine the fair value of our reporting units included: a) cash flow periods of six years with a four percent estimated annual growth rate, b) terminal values based on the terminal cash flow growth rate and the capitalization rate (weighted average cost of capital – terminal growth rate) and c) a weighted average cost of capital of 20.8 percent. The remaining goodwill by reporting unit was $4,472, $2,874 and $2,083 for the Delaware, Mako and Flotation reporting units, respectively, as of December 31, 2009. As a result of the adjustments discussed above, approximately $7,346 of our goodwill is recorded at fair value as of December 31, 2009, based upon Level 3 inputs.  Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Unanticipated changes in revenue, gross margin, long-term growth factor or discount rate could result in a material impact on the estimated fair values of our reporting units which could result in additional goodwill impairment in future periods.

Intangible Assets

Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.  Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Estimated intangible asset values, net of recognized amortization expense include the following (in thousands):
		December 31, 2009			December 31, 2008
	Estimated	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Value	Amortization	Amount	Value	Amortization	Amount

Customer relationship	6-14 Years	$3,515	$(786)	$2,729	$3,515	$(403)	$3,112
Non-compete covenant	3-5 Years	1,334	(893)	441	1,334	(294)	1,040
Trademarks	25-40 Years	3,110	(174)	2,936	3,110	(80)	3,030
Technology	10 Years	11,209	(5,149)	6,060	11,209	(300)	10,909
Total		$19,168	$(7,002)	$12,166	$19,168	$(1,077)	$18,091

We have assessed the current market conditions and have concluded, as of December 31, 2009, that a triggering event had occurred that required an impairment analysis of long-lived intangible assets. Specifically, recent developments in technology have shortened the estimated useful life (and related projected cash flows) of certain intangible assets. Fair values for technology and customer relationships were based upon an excess earnings methodology. Fair value for non-compete agreements was based on the expected differential cash flow of the reporting unit between “with non-compete agreements” and “without” non-compete agreements scenarios.

For the year ended December 31, 2009, we recorded impairment charges totaling $4,616 to the following long-lived intangible assets: $4,401 reduction in the carrying value of the technology intangibles primarily due to a change in the estimated useful life from twenty-five years to ten years based on recent technology developments in the buoyancy industry, which shorter life lessened the projected cash flows generated by this asset, and $215 reduction in the non-compete covenants. As a result, approximately $6,110 of long-lived intangible assets are recorded at fair value based upon Level 3 inputs at December 31, 2009.  We recorded the adjustment as amortization expense on the statement of operations.  Additionally, we reduced the estimated useful lives of the following intangible assets based upon current market trends and estimated future cash flows: customer lists from a range of eight to twenty-five years to a range of six to fourteen years, and technology from twenty-five to ten years. The estimated amortization expense below reflects the adjusted carrying values and useful lives.

Estimated amortization expense for each of the five subsequent fiscal years is expected to be (in thousands):

Years ended December 31,:
2010	$1,230
2011	1,143
2012	1,099
2013	1,099
2014	1,099
Thereafter	6,496
$12,166

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Note 6:                      Long-Term Debt

At December 31, 2009 and 2008 long-term debt consisted of the following (in thousands):

	December 31, 2009	December 31, 2008
Secured credit agreements	$5,819	$1,150
Other bank loans	63	15
Total bank debt	5,882	1,165
6% Subordinated Debenture	500	500
Capital lease obligations	494	436
Total debt	6,876	2,101
Current portion of long-term debt	(1,497)	(383)
Long-term debt, net of current portion	$5,379	$1,718

Overview

We have entered into an Amended and Restated Credit Agreement, dated as of April 14, 2010, to address covenant violations we have had under our Credit Agreement with Whitney National Bank (“Whitney”) that we originally entered into on November 11, 2008.  Under the new Amended and Restated Credit Agreement (the “New Agreement”), we no longer have any further capacity to draw upon a revolving line of credit and the maturity of all outstanding debt under the New Agreement is scheduled to mature on April 15, 2011.  Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement have been waived (the effect of such noncompliance would have entitled the holders of all debt under the Credit Agreement and under a loan agreement between Flotation and TD Bank, N.A. (“TD Bank”) to call such debt immediately due and payable and would have required us to classify all debt outstanding under these facilities as current in our audited consolidated balance sheet at December 31, 2009).  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank.  However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is a currently approximately an aggregate principal amount of $3,592, will all be due on April 15, 2011, unless we are able to refinance all or a portion of such indebtedness.

Furthermore, Flotation was not in compliance as of December 31, 2009 with its covenant obligations under the TD Bank loan.  The noncompliance with such covenants under either of the Credit Agreement with Whitney and the loan agreement with TD Bank would constitute cross defaults for purposes of the other debt facility.  Flotation has also obtained a waiver of its noncompliance so that such cross default has not occurred with respect to our fiscal quarter ended December 31, 2009. The effect of our entry into the New Agreement means that we no longer have access to a line of credit for capital resources and we must rely solely on our cash position and cash flows to fund our operating requirements.

Whitney Credit Agreement

We originally entered into our Credit Agreement with Whitney in November 2008.  The Credit Agreement originally provided a commitment to lend to us the lesser of $2,000 or 80 percent of eligible receivables (generally defined as current due accounts receivables in which the lender has a first priority security interest).  All of this commitment was also available for Whitney to issue letters of credit (“L/C”) for our benefit.  In December 2008, we then entered into an amendment of the Credit Agreement that provided for us to receive a term loan in the principal amount of $1,150.  Then, in May 2009, we entered into another amendment to the Credit Agreement providing for us to receive another term loan in the principal amount of $2,100.  We used the proceeds from the December 2008 term loan to purchase a piece of equipment (a remotely operated vehicle) and we used the proceeds of the May 2009 term loan to purchase real property in Channelview, Texas from JUMA (see additional discussion in Note 4, Property and Equipment).  There was $850 and $0 outstanding under the revolving credit line available under the Credit Agreement on December 31, 2009 and 2008, respectively.  We have issued an irrevocable transferable standby L/C, with an annual commission rate of 2.4 percent for $1,107 during the year ended December 31, 2009 related to a large contract that is expected to be completed in fiscal year 2010.  The borrowing capacity under the revolving line of credit was approximately $43 at December 31, 2009.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

We were originally obligated to repay the December 2008 term loan on the basis of monthly installments of approximately $35, with the initial payment on February 1, 2009 and a final payment of all unpaid principal and accrued interest on January 2, 2012.  Outstanding amounts of principal of the December 2008 term loan accrue interest at a rate of 6.5 percent per annum.  As of the entry into the New Agreement, the outstanding principal amount of the December 2008 term loan is approximately $730.  Under the terms of the New Agreement, we are required to continue to make monthly installment payments for the December 2008 term loan in the amount of approximately $35 and the outstanding principal amount of such loan continues to accrue interest at the rate of 6.5 percent per annum.  However, the final payment of all unpaid principal and accrued interest on the December 2008 term loan of approximately $343 is now due on April 15, 2011.

We were originally obligated to repay the May 2009 term loan on the basis of monthly installments of approximately $18, with the initial payment on June 1, 2009 and a final payment of all unpaid principal and accrued interest on May 1, 2024.  Outstanding amounts of principal of the May 2009 term loan accrue interest at a rate of 6.5 percent per annum.  As of the entry into the New Agreement, the outstanding principal amount of the December 2008 term loan is approximately $2,012.  Under the terms of the New Agreement, we are required to continue to make monthly installment payments for the May 2009 term loan in the amount of approximately $18 and the outstanding principal amount of such loan continues to accrue interest at the rate of 6.5 percent per annum.  However, the final payment of all unpaid principal and accrued interest on the May 2009 term loan of approximately $1,927 is now due on April 15, 2011.

Upon entry into the New Agreement, our indebtedness in the amount of $850 outstanding under the revolving credit line of the Credit Agreement was converted to a term loan. This April 2010 term loan requires us to make monthly installments in the amount of $40 plus the amount of accrued and unpaid interest beginning on May 1, 2010 and a final payment of all unpaid principal and accrued interest on April 15, 2011.  Outstanding amounts of principal of the April 2010 term loan accrue interest at a rate of 6.5 percent per annum.

The amounts of L/Cs issued under the New Agreement accrue fees at a rate of 3.5 percent to 2.5 percent (based on our leverage ratio) of the principal amount of the applicable L/C, and unused amounts under the letter of credit facility incur unused fees of 0.5 percent to 0.25 percent (based on our leverage ratio).

Each of our subsidiaries has guaranteed our obligations under the Credit Agreement, including as amended and restated under the New Agreement, and as such, our obligations in connection with the New Agreement are generally secured by a first priority lien on all of our subsidiaries’ non-real property assets.  With regard to the Channelview, Texas property purchased with the proceeds of the May 2009 term loan, we also entered into a Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing (collectively, the “Deed of Trust”) creating a lien on such property.

As noted above, under the Credit Agreement, including as amended and restated under the New Agreement, we have and continue to have certain covenant obligations, including certain leverage ratio, fixed charge coverage ratio and tangible net worth covenants.  Prior to entry into the New Agreement, we were not in compliance with these covenants as of December 31, 2009.  However, the New Agreement provides for the waiver of such noncompliance and establishes new covenants in this regard.  From and after April 1, 2010, for each quarter we are obligated to adhere to the following:  (i) total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not greater than 3.0 to 1.0 (“Leverage Ratio”), consolidated EBITDA to consolidated net interest expense and principal payments on the total debt greater than 1.5 to 1.0 (“Fixed Charge Coverage Ratio”), and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets” (“Tangible Net Worth”) in excess of $15,000.  The calculation of EBITDA for purposes of the Leverage Ratio and Fixed Charge Coverage Ratio provides for adding back amounts deducted from net income related to charges we have taken in regards to the financial statements as of December 31, 2009 relating to impairment of goodwill and other intangible assets.  Under the New Agreement, we continue to have obligations for other covenants, including limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.

The New Agreement also removed a provision that permitted us to obtain other funded indebtedness from a third party in the event we had requested Whitney to increase the amount of its commitment or approve additional credit extensions under the Credit Agreement and Whitney refused to do so.  Thus, we expect to have to refinance the indebtedness outstanding under the New Agreement at any such time as we seek to obtain new financing from a third party.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

TD Bank Loan Agreement

On March 5, 2009, Flotation, our wholly-owned subsidiary, obtained loan proceeds from TD Bank in the principal amount of $1,840.  The TD Bank loan also provided a further commitment to Flotation for advancement of principal in the amount of $320. Under the terms of the TD Bank loan agreement we are obligated to make payments in monthly installments of approximately $13, with an initial payment on March 13, 2009 and a final payment of the unpaid principal and accrued interest in February 2029.  We drew the additionally committed $320 principal amount in July 2009.  As a result, our monthly installment payments increased effective August 2009 to approximately $15.  The interest rate on the TD Bank Loan is 5.75 percent.

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

On February 13, 2009, we entered into an amendment to our Credit Agreement in connection with our entry into the TD Bank loan. This amendment permitted Flotation to incur the TD Bank loan and provide the mortgage and security arrangements required for such loan.

Under the TD Bank loan, we are required to meet certain covenants and restrictions.  The financial covenants are reportable annually beginning with the year ended December 31, 2009, and are specific to the Flotation subsidiary financials.  The TD Bank Loan financial covenants include maintaining debt service coverage ratios, pre and post distributions, which are ratios of Flotation’s earnings after tax plus interest, depreciation, amortization and distributions to consolidated net interest expense and principal payments on the total debt, below 1.5 to 1.0  and including distributions of 2.0 to 1.0, and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets” (“Tangible Net Worth”) in excess of $9,500.  Other covenants include limitations on issuance of liens, transactions with affiliates, and additional indebtedness among others.  At December 31, 2009, we were not in compliance with the debt service coverage ratios or the Tangible Net Worth covenant, and on April 15, 2010, we have obtained a waiver for these covenants as of December 31, 2009.

Net interest expense, fiscal 2008 debt transactions and loss on debt extinguishment

For the year ended December 31, 2008, we amortized into net interest expense $1,703 of debt discount and $763 of deferred financing costs associated with the fair market value of warrants and the cash-based expenses, related to third party fees and prepaid lender fees, over the life of a secured credit agreement, which was entered into in August 2007 and amended in December 2007, using the effective interest rate method. During the year ended December 31, 2008, we paid $13,275 to the lender to pay the outstanding balance under the credit agreement, related interest of $829 and early termination fees, recognized as a loss on early extinguishment of debt, of $446. Additionally, during the year ended December 31, 2008, we recorded $114 in net interest expense for the accretion of the Series E Preferred Stock up to face value, that was exchanged into a 6 percent subordinated debenture in the amount of $500.

Payment table

Aggregate principal maturities of long-term debt, excluding capital leases which are detailed in Note 11, were as follows for years ended December 31:

Long-Term Debt
Maturities
Years ended December 31,:
2010	$1,398
2011	1,094
2012	225
2013	185
2014	197
Thereafter	3,283
$6,382

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Note 7:                      Stock-Based Compensation

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

During the year ended December 31, 2009, we granted 14,475 options and 3,100 shares of restricted stock, and cancelled 2,517 options subject to forfeitures under the Plan. Based on the shares of common stock outstanding at December 31, 2009, there were approximately 2,743 options available for grant under the Plan as of that date.

Restricted Stock

On March 23, 2009, we granted 2,350 restricted shares, total par value $2, to executives and employees which vest on March 23, 2011, with continued employment. The shares had a fair value grant price of $0.12 per share based on the closing price of common stock on March 20, 2009. The shares vest on the second anniversary of the grant date, and we are amortizing the related stock-based compensation of $291 over the two-year requisite service period.

On September 1, 2009, we granted 750 restricted shares, total par value $1, to an executive in connection with his Severance and Separation Agreement. The shares had a fair value grant price of  $0.10 per share based on the closing price of common stock on September 1, 2009. The shares vest on the anniversary of the grant date, and we are amortizing the related stock-based compensation of $75 over the one-year requisite service period.

In connection with the departure of two executives during the third quarter of 2009, we accelerated the vesting of 850 shares of restricted stock granted on March 29, 2009, and 350 shares granted in February 2008, and recognized the related stock-based compensation of $106.  During the year ended December 31, 2009 and 2008, we recognized a total of $464 and $221, respectively, in stock-based compensation related to all outstanding shares of restricted stock. The unamortized portion of the estimated fair value of restricted stock was $186 at December 31, 2009.

The following table summarizes our restricted stock activity for the year ended December 31, 2009. The aggregate intrinsic value is based upon the closing price of $0.13 of our common stock on December 31, 2009.

In thousands, except per share amounts	Restricted Shares	Weighted- Average Fair Value Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	-	$-
Grants	1,200	$0.42
Outstanding at December 31, 2008	1,200	$0.42
Grants	3,100	$0.12
Outstanding at December 31, 2009	4,300	$0.20	$37

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Summary of Stock Options

During the years ended December 31, 2009 and 2008, we granted 14,475 and 4,200 options, respectively. Based on the shares of common stock outstanding at December 31, 2009, there were approximately 2,743 options available for grant under the Plan as of that date. We expense all stock options on a straight-line basis, net of forfeitures, over the requisite expected service periods. Additionally, during the year ended December 31, 2009, we revised the estimated rate of forfeitures to 30 percent from 0 percent based on the history of stock option cancellations and management’s estimates of expected future forfeiture rates, resulting in a reduction of stock-based compensation expense of $116 for the year ended December 31, 2009. The total stock-based compensation expense recognized for stock options for the years ended December 31, 2009 and 2008 was $372 and $364, respectively.  As of December 31, 2009, the unamortized portion of the estimated fair value of outstanding stock options was $1,189.

The following table summarizes our stock option activity for the year ended December 31, 2009. The aggregate intrinsic value is based on the closing price of $0.13 on December 31, 2009.

In thousands, except per share amounts	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2007	5,500	$0.58
Grants	4,200	1.35
Exercises	(50)	0.50
Cancellations & Forfeitures	(1,583)	0.70
Outstanding at December 31, 2008	8,067	$0.96	2.3	$-
Grants	14,475	0.11
Exercises	-	-
Cancellations & Forfeitures	(2,517)	0.90
Outstanding at December 31, 2009	20,025	$0.35	2.5	$323
Exerciseable at December 31, 2009	3,225	$0.75	1.8	$-

The following summarizes our outstanding options and their respective exercise prices at December 31, 2009 (shares in thousands):

Exercise Price	Shares Underlying Options
$ 0.10 - 0.49	13,850
$ 0.50 - 0.69	3,525
$ 0.70 - 0.99	50
$ 1.00 - 1.29	600
$ 1.30 - 1.50	2,000
20,025

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the year ended December 31, 2009:

December 31, 2009
Dividend yield	0%
Risk free interest rate	1.69% - 2.33%
Expected life of options	3 years
Expected volatility	88.5% - 92.8%

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Note 8:                      Warrants

In connection with the purchase of Flotation during the year ended December 31, 2008, we issued warrants to purchase 200 common shares at $0.70 per share to an entity affiliated with the selling shareholders in consideration for the acquisition of related technology. The warrants are exercisable at any time from June 3, 2009 through September 3, 2011 and include piggyback registration rights with respect to the underlying shares of common stock. We valued the warrants at $122 based on the Black Scholes option pricing model and included this value in the purchase price allocation relating to Flotation.

A summary of warrant transactions follows. The aggregate intrinsic value is based on the closing price of $0.13 on December 31, 2009.

In thousands, except per share amounts	Shares Underlying Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2007	5,399	$0.53
Grants	200	$0.70
Exercised	(4,960)	$0.51
Outstanding at December 31, 2008	639	$0.78	4.0	$-
Outstanding and exercisable at December 31, 2009	639	$0.78	2.3	$-

The following summarizes our outstanding warrants and their respective exercise prices at December 31, 2009 (share amounts in thousands):

Exercise Price	Shares Underlying Warrants
$0.70 – 0.99	520
$1.01	119
639

Note 9:                      Common Stock

Private Placement, fiscal year 2008

On June 5, 2008, we sold 57,143 shares of our common stock in a private placement to accredited investors, for $40,000 at a per-share price of $0.70 (the “Private Placement”). After transaction costs, we had net proceeds of $37,060. Dahlman Rose & Company, LLC acted as exclusive placement agent for the equity financing.

We used approximately $22,100 of the net proceeds to fund the cash portion of the Flotation purchase, and used approximately $12,493 to repay outstanding debt, along with early termination fees, to Prospect in June, 2008. We retained the remaining net proceeds for working capital purposes.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Note 10:                      Income Taxes

The provision for income taxes on income from continuing operations is comprised of the following for the years ended December 31, 2009 and 2008.  The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below for the years ended December 31, 2009 and 2008. Amounts are in thousands, except percentages.

	December 31, 2009	December 31, 2008
Federal:
Current	$603	$(453)
Deferred	(1,474)	(856)
Total Federal	$(871)	$(1,309)
State:
Current	$50	$267
Deferred	(205)	-
Total State	$(155)	$267
Total income tax benefit	$(1,026)	$(1,042)

	Year ended
	December 31, 2009		December 31, 2008
Income tax expense at federal statutory rate	34.00%		34.00%
State taxes, net of federal expense	0.98%		(3.30%	)
Goodwill impairment	(10.27%	)	0.00%
Deferred financing	0.00%		(7.60%	)
Accretion	0.00%		(2.10%	)
Valuation allowance	(15.44%	)	0.00%
Permanent differences	(2.5%	)	0.00%
Other, net	(0.79%	)	(1.40%	)
Total effective rate	5.98%		19.60%

Income tax benefit was $1,026 and $1,042, respectively, for the years ended December 31, 2009 and 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follow at December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Deferred tax assets:
Allowance for bad debt	$106	$195
Net operating loss	3,779	1,061
Stock based compensation	546	316
Section 263 (a) adjustment	52	21
Other	48	-
Total deferred tax assets	$4,531	$1,593
Deferred tax liabilities:
Depreciation on property and equipment	$(1,874)	$(797)
Intangible amortization	314	(1,390)
Total deferred tax liabilities	$(1,560)	$(2,187)
Less: valuation allowance	(2,971)	(316)
Net deferred tax liabilities	$-	$(910)

We have $10,605 in net operating loss (“NOL”) carry forwards available to offset future or prior taxable income.  These federal NOL’s will expire in 2028. As of December 31, 2009, these NOL’s are not limited under Section 382.

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

During the year ended December 31, 2008, we recorded a deferred tax liability of $1,841 for the temporary difference arising from the intangible assets acquired in the Mako transaction.

A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years.

Note 11:                       Related Party Transactions

Ron Smith, Eugene Butler and Robert Chamberlain (until his resignation from this partnership effective September 1, 2009), are partners in Ship and Sail, Inc., a vendor of Deep Down.  During 2009, we made payments of $583 to Ship and Sail, and we had a prepaid balance of $38 as of December 31, 2009 which has been expensed in 2010. The payments to Ship and Sail related to services provided by that entity for the  support of the development of marine technology which is planned for production in fiscal 2010, including specialized services for provision of vessel access for design and testing, and office space and related utilities.

On May 29, 2009, we consummated a purchase transaction with JUMA.  Pursuant to a Purchase and Sale Agreement dated May 22, 2009, we acquired the Channelview Property, which consists of 357 square feet and was purchased for $2,600. The transaction was conducted on an arms-length basis and in accordance with normal terms and conditions. See additional discussion in Note 5, Property, Plant and Equipment and Note 6, Long-Term Debt.

Note 12:                       Commitments and Contingencies

Litigation

We are from time to time involved in legal proceedings arising from the normal course of business. As of the date of this Report, we are not currently involved in any material legal proceedings.

Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

At December 31, 2009, future minimum contractual obligations were as follows (in thousands):

Years ended December 31,:	Capital Leases	Operating Leases
2010	$143	$518
2011	143	380
2012	125	325
2013	109	287
2014	20	175
Thereafter	-	226
Total minimum lease payments	$540	$1,911
Residual principal balance	105
Amount representing interest	(151)
Present value of minimum lease payments	$494
Less current maturities of capital lease obligations	88
Long-term contractal obligations	$406

Notes to Consolidated Financial Statements for the Years ended December 31, 2009 and 2008

Rent expense totaled $711 and $526 for the years ended December 31, 2009 and 2008, respectively. The increase is due partially to increased leased space at Flotation, and their inclusion for the full year in 2009, plus the new corporate offices in Houston, Texas.

Letters of Credit

Certain customers could require us to issue a standby letter of credit (“L/C”) to ensure performance under terms of the contract and with associated vendors and subcontractors. In the event of default, the creditor could demand payment from the issuing bank for the amount of the L/C.

In December 2008, we amended the Revolver with Whitney to provide for L/Cs. During the year ended December 31, 2009, we issued an irrevocable transferrable standby L/C in the normal course of business, with an annual commission rate of 2.4 percent, for $1,107.  This L/C reduces the borrowing capacity under the Revolver.