Form 10-Q
period 2010-03-31
Deep Down, Inc.
filed 2010-05-17
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At May 17, 2010, there were 193,933,963 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

Deep Down, Inc., a Nevada corporation (“Deep Down”), is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), Mako Technologies, LLC, a Nevada limited liability company (“Mako”), Flotation Technologies, Inc., a Maine corporation (“Flotation”), and Deep Down International Holdings, LLC, a Nevada corporation (“DDIH”) since its formation in February 2009.

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

Subsequent Events

All statements contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, are made as of May 17, 2010, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 17, 2010 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

Document Summaries

Descriptions of documents and agreements contained in this Quarterly Report on Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our  Annual Report on Form 10-K for the year ended December 31, 2009, other periodic and current reports we file with the Securities and Exchange Commission (“SEC”) or this Quarterly Report on Form 10-Q.

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

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value amounts)	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$703	$912
Accounts receivable, net of allowance of $314 and $304, respectively	4,967	7,662
Inventory	978	896
Costs and estimated earnings in excess of billings on uncompleted contracts	733	267
Prepaid expenses and other current assets	233	225
Total current assets	7,614	9,962
Property, plant and equipment, net	19,843	20,011
Intangibles, net	11,817	12,166
Goodwill	9,429	9,429
Other assets, net	1,470	1,136
Total assets	$50,173	$52,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,939	$2,865
Billings in excess of costs and estimated earnings on uncompleted contracts	2,889	4,434
Current portion of long-term debt	1,550	1,497
Total current liabilities	8,378	8,796
Long-term debt, net	5,176	5,379
Total liabilities	13,554	14,175

Commitments and contingencies (Note 12)

Stockholders' equity:

Common stock, $0.001 par value, 490,000 shares authorized, 180,451 shares issued and outstanding	180	180
Additional paid-in capital	61,387	61,161
Accumulated deficit	(24,948)	(22,812)
Total stockholders' equity	36,619	38,529
Total liabilities and stockholders' equity	$50,173	$52,704

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended
	March 31,
(In thousands, except per share amounts)	2010	2009

Revenues	$6,644	$7,103
Cost of sales	4,706	4,799
Gross profit	1,938	2,304
Operating expenses:
Selling, general and administrative	3,483	2,844
Depreciation and amortization	442	406
Total operating expenses	3,925	3,250
Operating loss	(1,987)	(946)
Other income (expense):
Interest expense, net	(131)	(46)
Other expense	(1)	(3)
Total other expense	(132)	(49)
Loss before income taxes	(2,119)	(995)
Income tax (expense) benefit	(17)	265
Net loss	$(2,136)	$(730)

Net loss per share, basic and diluted	$(0.01)	$-
Weighted-average common shares outstanding, basic and diluted	180,451	177,586

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended
	March 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(2,136)	$(730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	226	29
Bad debt expense	21	60
Depreciation and amortization	978	751
Loss (gain) on disposal of equipment	2	(3)
Deferred taxes	-	(282)
Changes in assets and liabilities:
Accounts receivable	2,674	4,290
Inventory	(82)	291
Costs and estimated earnings in excess of billings on uncompleted contracts	(466)	542
Prepaid expenses and other current assets	(8)	(30)
Other assets	(17)	-
Accounts payable and accrued liabilities	1,074	(795)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,546)	(187)
Net cash provided by operating activities	720	3,936

Cash flows from investing activities:
Purchases of property and equipment	(563)	(1,428)
Purchase of investment	(25)	-
Cash paid for capitalized software	(91)	-
Deposits, related party	-	(470)
Note receivable	(100)	-
Net cash used in investing activities	(779)	(1,898)

Cash flows from financing activities:
Borrowings of long-term debt	-	1,840
Repayments of long-term debt	(150)	(112)
Net cash (used in) provided by financing activities	(150)	1,728
Change in cash and equivalents	(209)	3,766
Cash and cash equivalents, beginning of period	912	2,495
Cash and cash equivalents, end of period	$703	$6,261

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements of Deep Down, Inc. and its wholly-owned subsidiaries (“Deep Down”, “we”, “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information and instructions to Form 10-Q.  As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010 with the Commission.

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

Management is also required to consider material events that occur after the date, prior to the issuance, of the financial statements and evaluate whether such events require modification to the reported results or footnote disclosures.  Our subsequent review was conducted through May 17, 2010, immediately prior to the filing of the financial statements with the Commission.

In the notes to the unaudited consolidated financial statements, all dollar and share amounts are in thousands unless otherwise indicated.

Principles of consolidation

The unaudited consolidated financial statements include the accounts of Deep Down, Inc. and its wholly-owned subsidiaries for the three months ended March 31, 2010 and 2009.  All intercompany transactions and balances have been eliminated.

Segments

During the three months ended March 31, 2010 and 2009, the operations of Deep Down’s operating segments, Deep Down Delaware, ElectroWave, Mako and Flotation, have been aggregated into a single reporting segment. Additionally, we have aggregated ElectroWave’s operations into Deep Down Delaware as a single operating segment due to similar production processes and cost savings related to office and administrative support. While the operating segments have different product lines; they are very similar. They are all service-based operations revolving around our personnel’s expertise in the deep water industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States though we occasionally make sales to international customers.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2:  Liquidity and Financial Condition

As a deep water service provider, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on the condition of the oil and gas industry generally, and our customers’ ability to invest capital for offshore exploration, drilling and productions, and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities.  Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.  We enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts, which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by a continued delay in a payment by a significant customer or delays in completion of our contracts for any reason.  While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective.  Our current financial condition may limit our ability to enter into contracts that are not cash flow positive.

We will need to raise additional debt or equity capital or renegotiate or refinance our existing debt to fund working capital requirements, to support SG&A and to pay all outstanding debt maturing on April 15, 2011 under the Whitney National Bank (“Whitney”) New Amended and Restated Credit Agreement (“New Agreement”). We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our shareholders.  If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain SG&A; (ii) expand operations; (iii) hire and train new employees; (iv) respond to competitive pressures or unanticipated capital requirements; or (v) pay all outstanding debt maturing under the New Agreement. Per the terms of the New Agreement, we no longer have access to a line of credit and must rely solely on our cash position and operating cash flows for liquidity.

While we believe that our results of operations, including gross profit and operating cash flow, will improve over the remainder of the year, additional debt or equity capital may be necessary to fund working capital requirements, to support SG&A and to pay all outstanding debt under the New Agreement if our planned results of operations are not achieved.  Further, failure to achieve our planned results could result in violation of certain of our loan covenants and require us to raise additional debt or equity capital.

We currently plan to use our available cash for our SG&A, debt service payments and working capital. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, industry conditions, and other factors that we cannot currently predict.

Our Credit Agreement imposes covenant restrictions on us that increase our vulnerability in the current adverse economic and industry climate, and limits our ability to obtain additional financing. We have recently amended and restated our credit facility, as discussed below and in Note 8, Long-Term Debt, to waive our covenant noncompliance as of December 31, 2009 and to provide us more latitude in our covenants through the term of the agreement. Our ability to meet these covenants is primarily dependent on the adequacy of earnings before interest, taxes, depreciation and amortization. Our inability to satisfy the covenants contained in our Credit Agreement would constitute an event of default. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business or our ability to continue as a going concern.

We believe that we will have adequate liquidity to meet our future operating requirements if we meet our goals for results of operations, including gross profit and operating cash flows, and we remain compliant with the covenants under our Credit Agreement, however, the factors described above create uncertainty.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 8, Long-Term Debt, we entered into the New Agreement with Whitney, dated as of April 14, 2010, to address covenant violations we had under our Credit Agreement which we originally entered into on November 11, 2008.   Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement have been waived (the effect of such noncompliance would have entitled the holders of all debt under the Credit Agreement and under a loan agreement between Flotation and TD Bank, N.A. (“TD Bank”) to call such debt immediately due and payable and would have required us to classify all debt outstanding under these facilities as current in our audited consolidated balance sheet at December 31, 2009).  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank.  However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is an aggregate principal amount of $3,583 as of March 31, 2010, will all be due on April 15, 2011 and reclassified as current on our balance sheet on June 30, 2010, unless we are able to refinance all or a portion of such indebtedness, and we no longer have any further capacity to draw upon a revolving line of credit under the New Agreement.

Note 3:  Recent Accounting Pronouncements

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

Note 4:  Fair Value of Financial Instruments

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

Our financial instruments consist primarily of cash equivalents, trade receivables and payables and debt instruments.  The carrying values of cash, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments. Our long term debt was valued using techniques that require inputs that are both significant to the fair value measurement and unobservable (Level 3), specifically treasury rates adjusted for our credit risk premium.  At March 31, 2010, our debt, excluding capital leases, had a carrying value of $6,250 and a fair value of $5,849.

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

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5:  Inventory

The components of inventory are summarized below (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$743	$765
Work in progress	167	84
Finished goods	68	47
Total Inventory	$978	$896

Note 6: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below (in thousands):

	March 31, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$6,057	$4,051
Estimated earnings	937	2,212
	6,994	6,263
Less: Billings to date	(9,150)	(10,430)
	$(2,156)	$(4,167)

Included in the accompanying consolidated
balance sheets under the following captions:
Costs and estimated earnings in excess of billings
on uncompleted contracts	$733	$267
Billings in excess of costs and estimated earnings
on uncompleted contracts	(2,889)	(4,434)
	$(2,156)	$(4,167)

At March 31, 2010 and December 31, 2009, the asset balances of $733 and $267, respectively, were related to several contracts that are projected to be completed during fiscal 2010. The balance in billings in excess of costs and estimated earnings on uncompleted contracts at March 31, 2010 and December 31, 2009, was $2,889 and $4,434, respectively, and consisted of significant milestone billings, primarily related to a large fabrication project for which we have suspended work until we receive payment from the customer, plus several smaller contracts that are expected to be completed in fiscal 2010. We now anticipate recommencing work on the large fabrication project during the second quarter or early third quarter of 2010 and expect to complete this work early next year.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7: Property, Plant and Equipment

The components of net property, plant and equipment are summarized below (in thousands):

	March 31, 2010	December 31, 2009
Land	$1,954	$1,954
Buildings and improvements	5,458	5,458
Leasehold improvements	278	313
Equipment	13,808	13,772
Furniture, computers and office equipment	1,120	1,154
Construction in progress	1,347	955
Total property, plant and equipment	23,965	23,606
Less: Accumulated depreciation	(4,122)	(3,595)
Property, plant and equipment, net	$19,843	$20,011

Depreciation expense, excluded from “Cost of sales” in the accompanying statements of operations, was $93 and $79 for the three months ended March 31, 2010 and 2009, respectively, and depreciation expense included in “Cost of sales” in the accompanying statements of operations, was $536 and $345 for same respective periods.

On May 29, 2009, we consummated a purchase transaction with JUMA Properties, LLC (“JUMA”), a company owned by Ronald E. Smith, President, CEO and Director of Deep Down and wife Mary L. Budrunas, Vice President, Corporate Secretary and Director of Deep Down.  Pursuant to a Purchase and Sale Agreement dated May 22, 2009, we acquired certain property and improvements located in Channelview, Texas, where certain of our operations are currently located (the “Channelview Property”). The Channelview Property consists of 8.203 acres and was purchased for $2,600. The transaction was conducted on an arms-length basis and in accordance with normal terms and conditions. See additional discussion in Note 8, Long-Term Debt.  Prior to May 29, 2009, we leased the Channelview Property from JUMA at a base rate of $15 per month.  In connection with the purchase of the Channelview Property, the lease between us and JUMA was terminated.   We incurred no early termination penalties from JUMA in connection with this termination.

Note 8: Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	March 31, 2010	December 31, 2009
Secured credit agreement - Whitney Bank	$3,583	$3,694
Secured credit agreement - TD Bank	2,110	2,125
Other bank loans	57	63
Total bank debt	5,750	5,882
6% Subordinated Debenture	500	500
Capital lease obligations	476	494
Total debt	6,726	6,876
Less: Current portion of long-term debt	(1,550)	(1,497)
Long-term debt, net of current portion	$5,176	$5,379

Overview

We entered into the New Agreement with Whitney, dated as of April 14, 2010, to address covenant violations we had under our Credit Agreement which we originally entered into on November 11, 2008.  Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement has been waived (the effect of such noncompliance would have entitled the holders of all debt under the Credit Agreement and under a loan agreement between Flotation and TD Bank, to call such debt immediately due and payable and would have required us to classify all debt outstanding under these facilities as current in our audited consolidated balance sheet at December 31, 2009).  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank.  However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is an aggregate principal amount of $3,583 at March 31, 2010, will all be due on April 15, 2011, unless we are able to refinance all or a portion of such indebtedness and we no longer have access to a line of credit under the New Agreement.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Whitney Credit Agreement

We originally entered into our Credit Agreement with Whitney in November 2008.  The Credit Agreement originally provided a commitment to lend to us the lesser of $2,000 or 80 percent of eligible receivables (generally defined as current due accounts receivable in which the lender has a first priority security interest).  All of this commitment was also available for Whitney to issue letters of credit (“L/C”) for our benefit.  In December 2008, we then entered into an amendment of the Credit Agreement that provided for us to receive a term loan in the principal amount of $1,150.  Then, in May 2009, we entered into another amendment to the Credit Agreement providing for us to receive another term loan in the principal amount of $2,100.  We used the proceeds from the December 2008 term loan to purchase a piece of equipment (a remotely operated vehicle) and we used the proceeds of the May 2009 term loan to purchase real property in Channelview, Texas.  There was $850 outstanding under the revolving credit line available under the Credit Agreement on March 31, 2010 and December 31, 2009, respectively. We have issued an irrevocable transferable standby L/C in the ordinary course of business, with an annual commission rate of 2.4 percent for $1,107 during the year ended December 31, 2009 related to a large contract that is expected to be completed during the first fiscal quarter of 2011. Under the New Agreement there is no further revolving line of credit available.

We were originally obligated to repay the December 2008 term loan on the basis of monthly installments of $35, with the initial payment on February 1, 2009 and a final payment of all unpaid principal and accrued interest on January 2, 2012.  Outstanding amounts of principal of the December 2008 term loan accrue interest at a rate of 6.5 percent per annum.  Under the terms of the New Agreement, we are required to continue to make monthly installment payments for the December 2008 term loan in the amount of $35 and the outstanding principal amount of such loan continues to accrue interest at the rate of 6.5 percent per annum.  However, the final payment of all unpaid principal and accrued interest on the December 2008 term loan of $343 is now due on April 15, 2011. As of March 31, 2010, the outstanding principal amount of the December 2008 term loan was $730.

We were originally obligated to repay the May 2009 term loan on the basis of monthly installments of $18, with the initial payment on June 1, 2009 and a final payment of all unpaid principal and accrued interest on May 1, 2024.  Outstanding amounts of principal of the May 2009 term loan accrue interest at a rate of 6.5 percent per annum.  Under the terms of the New Agreement, we are required to continue to make monthly installment payments for the May 2009 term loan in the amount of $18 and the outstanding principal amount of such loan continues to accrue interest at the rate of 6.5 percent per annum. However, the final payment of all unpaid principal and accrued interest on the May 2009 term loan of $1,928 is now due on April 15, 2011.  As of March 31, 2010, the outstanding principal amount of the May 2009 term loan is $2,003.

Upon entry into the New Agreement, our indebtedness in the amount of $850 outstanding under the revolving credit line of the Credit Agreement was converted to a term loan. This April 2010 term loan requires us to make monthly installments in the amount of $40 plus the amount of accrued and unpaid interest beginning on May 1, 2010 and a final payment of all unpaid principal and accrued interest of $450 on April 15, 2011.  Outstanding amounts of principal of the April 2010 term loan accrue interest at a rate of 6.5 percent per annum.

Fees on L/Cs issued under the New Agreement accrue at a rate of 3.5 percent to 2.5 percent (based on our leverage ratio) of the principal amount of the applicable L/C; and unused amounts under the L/C facility incur unused fees of 0.5 percent to 0.25 percent (also based on our leverage ratio).

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

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prior to entry into the New Agreement, we were not in compliance with the financial covenants of the original Credit Agreement as of December 31, 2009.  However, the New Agreement provides for the waiver of such noncompliance and establishes new financial covenants in this regard.  Beginning with the quarter ended June 30, 2010, and for each quarter thereafter, we will be obligated to comply with the following financial covenants: (i) total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not greater than 3.0 to 1.0 (“Leverage Ratio”), consolidated EBITDA to consolidated net interest expense and principal payments on the total debt greater than 1.5 to 1.0 (“Fixed Charge Coverage Ratio”), and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets” (“Tangible Net Worth”) in excess of $15,000.  The calculation of EBITDA, with regards to the Leverage Ratio and Fixed Charge Coverage Ratio, allows us to deduct certain non-cash items, specifically asset impairment charges as of December 31, 2009.  Under the New Agreement, we continue to have obligations for other covenants, including limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.

The New Agreement also removed a provision that permitted us to obtain additional indebtedness from a third party in the event Whitney declined to increase its commitment of indebtedness to us.  As such, we expect to have to refinance the indebtedness outstanding under the New Agreement at any such time as we seek to obtain new financing from a third party.

TD Bank Loan Agreement

During fiscal 2009, Flotation, our wholly-owned subsidiary, obtained loan proceeds from TD Bank in the principal amount of $2,160.  Under the terms of the TD Bank loan agreement, we are obligated to make payments in monthly installments of $15, with an initial payment on March 13, 2009 and a final payment of the unpaid principal and accrued interest in February 2029.  The interest rate on the TD Bank Loan is 5.75 percent.

The TD Bank loan is secured by Flotation’s operating premises in Biddeford, Maine under a mortgage and security agreement and a collateral assignment of leases and rents.  The TD Bank loan required us to enter into a debt subordination agreement that subordinated any debt Flotation owes to Deep Down, other than accounts payable between them arising in the ordinary course of business.  Additionally, the TD Bank Loan required a “negative pledge” that prohibits Flotation and Deep Down from granting security interests in Flotation’s personal property, other than such security interests granted in respect of our Revolver or New Agreement, as appropriate, with Whitney.

Under the TD Bank loan, we are required to meet certain covenants and restrictions.  The financial covenants are reportable annually beginning with the year ended December 31, 2009, and are specific to the Flotation subsidiary financials.  The TD Bank Loan financial covenants include maintaining debt service coverage ratios, pre and post distributions, which are ratios of Flotation’s earnings after tax plus interest, depreciation, amortization and distributions to consolidated net interest expense and principal payments on the total debt, below 1.5 to 1.0 and including distributions of 2.0 to 1.0, and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets” (“Tangible Net Worth”) in excess of $9,500.  Other covenants include limitations on issuance of liens, transactions with affiliates, and additional indebtedness among others.  At December 31, 2009, we were not in compliance with the financial covenants, and on April 15, 2010, we obtained a waiver for these covenants as of December 31, 2009.

Other debt

We have several vehicle loans outstanding with aggregated principal balances of $57 as of March 31, 2010. Interest rates on these loans are between 5.5 and 6.0 percent, and the maturities are on various dates between January 2011 and September 2012.  Additionally, we have a subordinated debenture with a principal amount of $500 which originated from the exchange of preferred stock in a previous year.  The debenture has a fixed interest rate of 6.0 percent per annum, which is required to be paid annually on March 31st through maturity on March 31, 2011, when the unpaid principal balance is due.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Stock-Based Compensation

We have a stock-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Stock-based compensation is recognized as provided under the applicable authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. We expense all stock options on a straight-line basis, net of forfeitures, over the requisite expected service periods.  Under the Plan, the total number of options permitted is 15 percent of issued and outstanding common shares. Based on the shares of common stock outstanding at March 31, 2010, there were approximately 4,493 options available for grant under the Plan as of that date.

Restricted Stock

For the three months ended March 31, 2010 and 2009, we recognized a total of $64 and $66, respectively, in stock-based compensation related to all outstanding shares of restricted stock. The unamortized portion of the estimated fair value of restricted stock was $122 at March 31, 2010.

Summary of Stock Options

During the three months ended March 31, 2010, we granted 250 options. Additionally, a total of 2,000 option awards which were originally issued on February 14, 2008 to two executives were cancelled in March 2010 and not reissued; the related accelerated expense of $47 is included in the total stock-based option expense noted below for the three months ended March 31, 2010.  During the three months ended March 31, 2009, we revised the estimated rate of forfeitures to 30 percent from 0 percent based on the history of stock option cancellations and management’s estimates of expected future forfeiture rates, resulting in a reduction of stock-based compensation expense of $116 for the three months ended March 31, 2009. The total stock-based compensation expense recognized for stock options for the three months ended March 31, 2010 and 2009 was $162 and $(37), respectively, which for 2009 is net of the forfeiture adjustment of $116.  As of March 31, 2010, the unamortized portion of the estimated fair value of outstanding stock options was $1,046.

Note 10: Income Taxes

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate on interim period operations, which may vary from the statutory rate due to the impact of permanent items relative to our net income as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities.  A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years.  We have $12,930 in net operating loss (“NOL”) carry forwards available to offset future or prior taxable income.  These federal NOL’s will begin to expire in 2028. As of March 31, 2010, these NOL’s are not limited under Section 382 of the Internal Revenue Code.

Note 11: Related Party Transactions

Our Board of Directors and Management recognize that related person transactions present a heightened risk of conflicts of interest, and therefore we review all relationships and transactions in which we and our directors, director nominees and executive officers or their immediate family members, as well as holders of more than 5% of any class of our voting securities and their family members, have a direct or indirect material interest.  As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in the appropriate annual and/or quarterly statements filed with the SEC.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Ronald E. Smith, President, CEO and Director of Deep Down and Eugene Butler, Chairman of Deep Down, are partners in Ship and Sail, Inc. (“Ship and Sail”), a vendor of Deep Down. During the three months ended March 31, 2010, we made payments of $10 to Ship and Sail, and we expensed the prepaid balance of $38 as of December 31, 2009 during the first quarter of 2010. The payments and expense to Ship and Sail related to services provided by that entity for the support of the development of marine technology which is planned for production during fiscal 2010, including specialized services for provision of vessel access for design and testing, and office space and related utilities.

Additionally, during the three months ended March 31, 2010, we recorded expenses to JUMA, a company owned by Ronald E. Smith, and his wife Mary L. Budrunas, Vice President, Corporate Secretary and Director of Deep Down, in the amount of $13, which amount is included in accounts payable as of March 31, 2010 and was paid in April 2010.  Payments relate to the monthly rental of a boat owned by JUMA, in connection with the development of marine technology as discussed above.

In January 2010, we loaned South Texas Yacht Services, a vendor of Deep Down, $100.  The owner of South Texas Yacht Services is in a business alliance with Ship and Sail.  The final principal and interest payment is due March 24, 2015; the note bears interests of 5.5 percent and is payable monthly in the amount of $2 beginning in April 2010. As of May 17, 2010, the payments on the note were current.

Note 12: Commitments and Contingencies

Litigation

Periodically, we are involved in legal proceedings arising from the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending material legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

Letters of Credit

Certain customers could require us to issue a standby letter of credit (“L/C”) in the ordinary course of business to ensure performance under terms of the contract and with associated vendors and subcontractors. In the event of default, the creditor could demand payment from the issuing bank for the amount of the L/C. Our revolving line of credit (“Revolver”) and subsequent New Agreement with Whitney, provides for L/Cs, as discussed in Note 8 above. During the year ended December 31, 2009, we issued a $1,107 irrevocable transferrable standby L/C in the normal course of business, with an annual commission rate of 2.4 percent. This L/C remains outstanding as of March 31, 2010.

Note 13: Earnings per Common Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents (warrants, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. There were no potentially dilutive securities for the three months ended March 31, 2010 and 2009 that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive or the exercise price for the outstanding warrants and options exceeded the average market price for our common stock.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14: Subsequent Events

Business Combination

On May 3, 2010, we announced the execution of a Stock Purchase Agreement, effective as of May 3, 2010 (the “Purchase Agreement”), by and among Deep Down, Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming (the “Selling Stockholders”), pursuant to which we have agreed to purchase all of the issued and outstanding shares of Cuming’s common stock (the “Acquisition”) for a purchase price of  $47,000 (less an amount of certain liabilities to be assumed, estimated to be an approximate amount of $13,000 based upon Cuming’s balance sheet as of December 31, 2009 and further subject to a purchase price adjustment for working capital) (“Cash Price”), plus 25,000 shares of common stock of Deep Down to be delivered to the Selling Stockholders at the closing.  Upon the signing of the Purchase Agreement, Deep Down and the Selling Stockholders entered into an Escrow Agreement (the “Escrow Agreement”) pursuant to which Deep Down has deposited with an escrow agent 8,333 shares of its common stock (“Escrowed Stock”) to be (i) delivered to the Selling Stockholders if Deep Down does not meet certain conditions and the Purchase Agreement is terminated or (ii) applied against Deep Down’s obligation to deliver 25,000 shares of common stock at closing.

Consummation of the Acquisition is subject to certain conditions, including the following (among other customary conditions for a transaction of this type):

•	Deep Down’s obtaining cash funds necessary to close the transaction;
•	certain employees of Cuming shall have entered into new employment agreements;
•	Cuming’s entering into a new lease agreement for its main manufacturing facility in Avon, Massachusetts;
•
an environmental assessment of Cuming’s main properties does not indicate circumstances or conditions which could result in (i) any criminal prosecution of Cuming, any of its subsidiaries or any director, officer or employee, or (ii) any suspension or closure of operations at Cuming’s main facilities;

•	the absence of any order or injunction prohibiting the consummation of the Acquisition; and
•	subject to certain exceptions, the accuracy of representations and warranties with respect to Deep Down’s or Cuming’s business, as applicable.

The Purchase Agreement contains customary representations and warranties that the parties have made to each other.  The Purchase Agreement also contains standard indemnification provisions that require the indemnifying party to pay for any losses in excess of $500 that result from the failure of any representation or warranty to be true and correct.  The indemnification is subject to a cap of $25,000 other than for certain fundamental representations and warranties (for which case there is no capped limitation).  At closing a portion of the Cash Price will be deposited in an escrow account for purposes of the purchase price adjustment and for potential indemnity claims.

Either of Deep Down or the Selling Stockholders may terminate the Purchase Agreement if the Acquisition is not completed by June 30, 2010, provided the party wishing to terminate is not in breach of the Purchase Agreement.  In the event of a termination of the Purchase Agreement as a result of a breach of our obligations under the Purchase Agreement or inability to obtain funds to pay the Cash Price, the escrow agent will release the Escrowed Stock to the Selling Stockholders.  If the Purchase Agreement is terminated by either Deep Down or Cuming under certain circumstances the parties will be obligated to reimburse the other’s expenses incurred in connection with the transactions contemplated by the Purchase Agreement in an aggregate amount not to exceed $275.

On April 28, 2010, we obtained a waiver from Whitney from a covenant provision in the New Agreement that prohibits us from committing to make an investment in or purchase any equity interest in another entity.

Private Placement

Between April 25 and April 30, 2010, we sold 5,150 shares of our common stock in a private placement to accredited investors at a per-share price of $0.10 resulting in total proceeds of $515, which we will use for working capital purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2009 filed with the Commission on April 15, 2010 and our unaudited consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1.

General

We are an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, flotation and drill riser buoyancy, remotely operated vehicles (“ROVs”) and toolings. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Our primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

In Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all dollar and share amounts are in thousands of dollars and shares, unless otherwise indicated.

Industry and Executive Outlook

Business conditions in our industry continued to impact our customers operations worldwide during the first three months of 2010. The financial markets, which are critical to the funding of the major offshore and deepwater projects, have not stabilized yet.  Although some new projects are being delayed and some existing projects slowed down generally, some of our customers began accelerating their projects in the fourth quarter of 2009 to meet their internal deadlines, which thereby reduced our revenue in the first quarter of fiscal 2010 compared to the first quarter of 2009.

On April 20, 2010, a semi-submersible drilling rig operating in the deepwater Gulf of Mexico exploded, burned for two days and sank, resulting in an oil spill in the Gulf of Mexico.  In response to this accident, the U.S. Secretary of the Interior, on May 6, 2010, announced a moratorium on U.S. offshore drilling permits issued after April 20, 2010 until May 28, 2010, when a report on the accident is expected to be completed.  Such permits, among other required approval, are necessary prior to commencement of offshore drilling operation and could impact our customers’ deepwater operations in the Gulf of Mexico.  It remains to be seen how the industry and our company will be impacted by the oil spill in the Gulf of Mexico over the short and long term, with respect to clean up operations, potential delays on other projects in the Gulf of Mexico due to allocation of resources or access to the region, potential new U.S. government regulations and the increased focus on safety and maintenance. In response to the oil spill, we, like several others in the industry, have provided and will continue to provide our services and equipment to support the ongoing efforts related to this accident.  Additionally, we believe that the international markets will be more important to our operations going forward as we continue our focus on Brazil and West Africa deepwater projects.

We believe that the economy is showing signs of stabilizing and recovery. The price of oil has increased in the first three months of 2010; the financial markets show signs of improving, and our bidding activity is increasing. We believe the longer term outlook is still very positive for the offshore and deepwater drilling and we will continue to focus on this sector of the industry worldwide.

Segments

During the three months ended March 31, 2010 and 2009, the operations of Deep Down’s operating segments, Deep Down Delaware, ElectroWave, Mako and Flotation, have been aggregated into a single reporting segment. Additionally, we have aggregated ElectroWave’s operations into Deep Down Delaware as a single operating segment due to similar production processes and cost savings related to office and administrative support. While the operating segments have different product lines; they are very similar. They are all service-based operations revolving around our personnel’s expertise in the deep water industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States though we occasionally make sales to international customers.

Recent Events

On April 28, 2010, we obtained a waiver from Whitney National Bank relating to a covenant provision in the Amended and Restated Credit Agreement dated April 14, 2010 (the “Waiver Agreement”) that prohibits us from committing to make an investment or purchase any equity interest in another entity.

On May 3, 2010, we announced the execution of a Stock Purchase Agreement, effective as of May 3, 2010 (the “Purchase Agreement”), by and among Deep Down, Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming (the “Selling Stockholders”), pursuant to which we have agreed to purchase all of the issued and outstanding shares of Cuming’s common stock (the “Acquisition”) for a purchase price of approximately $47,000 (less an amount of certain liabilities to be assumed, estimated to be an approximate amount of $13,000 based upon Cuming’s balance sheet as of December 31, 2009 and further subject to a purchase price adjustment for working capital) (“Cash Price”), plus 25,000 shares of common stock of Deep Down to be delivered to the Selling Stockholders at the closing.  Upon the signing of the Purchase Agreement, Deep Down and the Selling Stockholders entered into an Escrow Agreement (the “Escrow Agreement”) pursuant to which Deep Down has deposited with an escrow agent 8,333 shares of its common stock (“Escrowed Stock”) to be (i) delivered to the Selling Stockholders if Deep Down does not meet certain conditions and the Purchase Agreement is terminated or (ii) applied against Deep Down’s obligation to deliver 25,000 shares of common stock at closing.

Consummation of the Acquisition is subject to certain conditions, including the following (among other customary conditions for a transaction of this type):

•	Deep Down’s obtaining cash funds necessary to close the transaction;
•	certain employees of Cuming shall have entered into new employment agreements;
•	Cuming’s entering into a new lease agreement for its main manufacturing facility in Avon, Massachusetts;
•
an environmental assessment of Cuming’s main properties does not indicate circumstances or conditions which could result in (i) any criminal prosecution of Cuming, any of its subsidiaries or any director, officer or employee, or (ii) any suspension or closure of operations at Cuming’s main facilities;

•	the absence of any order or injunction prohibiting the consummation of the Acquisition; and
•	subject to certain exceptions, the accuracy of representations and warranties with respect to Deep Down’s or Cuming’s business, as applicable.

The Purchase Agreement contains customary representations and warranties that the parties have made to each other.  The Purchase Agreement also contains standard indemnification provisions that require the indemnifying party to pay for any losses in excess of $500 that result from the failure of any representation or warranty to be true and correct.  The indemnification is subject to a cap of $25,000 other than for certain fundamental representations and warranties (for which case there is no capped limitation).  At closing a portion of the Cash Price will be deposited in an escrow account for purposes of the purchase price adjustment and for potential indemnity claims.

Either of Deep Down or the Selling Stockholders may terminate the Purchase Agreement if the Acquisition is not completed by June 30, 2010, provided the party wishing to terminate is not in breach of the Purchase Agreement.  In the event of a termination of the Purchase Agreement as a result of a breach of our obligations under the Purchase Agreement or inability to obtain funds to pay the Cash Price, the escrow agent will release the Escrowed Stock to the Selling Stockholders.  If the Purchase Agreement is terminated by either Deep Down or Cuming under certain circumstances the parties will be obligated to reimburse the other’s expenses incurred in connection with the transactions contemplated by the Purchase Agreement in an aggregate amount not to exceed $275.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues.   Revenues decreased by $459, or 6.5 percent to $6,644 for the first quarter 2010 from $7,103 for the same quarter last year.  The decrease was primarily due to a delay in the need for our services related to new offshore developments during the first quarter of this year compared to the prior year and the continued delay of work due to non-payment by a customer for a large fabrication project, which we now anticipate recommencing during the second quarter or early third quarter 2010.  The decrease was offset by increased revenues from production buoyancy projects and ROV services in the Gulf of Mexico as compared to the same quarter last year.

Gross Profit.  Gross profit decreased $366 to $1,938 for the first quarter 2010, a decrease of 16 percent over the same period of the prior year, reflecting an overall reduction in the gross profit margin from 32 percent to 29 percent.  The decrease in gross profit was primarily a result of the decrease in total revenues as discussed above. The decrease in the gross margin percent was due primarily to the increase in depreciation expense of $191 to $536 which was included in cost of sales. The increase in depreciation for 2010 resulted from depreciation associated with the purchase of ROVs and other capital expenditures during the latter half of 2009. Depreciation expense related to revenue-generating fixed assets is recorded as cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) include rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  SG&A for the first quarter 2010 was $3,483 compared to $2,844 for the same quarter last year; an increase of $639, or 22 percent. Management began a company-wide cost reduction program during the second quarter of 2009 which is continuing during 2010. While we had reduction in certain SG&A of $278 during the first quarter 2010 compared to the first quarter of last year, this reduction was offset by an increase in non-cash stock-based compensation of $197 and expenses associated with the purchase of Cuming Corporation of $134. Additionally, during the first quarter 2009, we received a different interpretation of the penalty clause in the 2008 private placement which resulted in a reversal of an accrual of $586 for registration penalty expense that was accrued during fiscal 2008.

Depreciation and amortization expense (excluded from Cost of sales). Depreciation and amortization expense excluded from “Cost of sales” in the accompanying statements of operations was $442 and $406 for the first quarter of 2010 and 2009, respectively.  Depreciation expense represented $93 and $79 of this total for the three months ended March 31, 2010 and 2009, respectively. The increase in depreciation expense resulted from the purchase of furniture and fixtures and office equipment during 2009.

In addition, amortization of intangible assets for the first quarter 2010 was $349 compared to $327 for the first quarter 2009. The increase was due to a change during the fourth quarter of 2009, based upon current market trends and estimated future cash flows, in the estimated useful life of some technology intangible assets from twenty-five years to ten years and customer lists from a range of eight to twenty-five years to a range of six to fourteen years, which accelerated the amortization of the related assets.

Net interest expense. Net interest expense for the first quarter 2010 was $131 compared to $46 for the same prior year period.  Net interest expense for each period was generated by our outstanding bank debt, capital leases and subordinated debenture, offset by interest income on cash balances.

Income tax expense.  For the first quarter 2010, we have recorded a full valuation allowance of our deferred tax assets. For the previous year period we reserved only a portion of the deferred tax assets related to stock based compensation in the amount of $272.

EBITDA. EBITDA is a non-US GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; and to assess our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and to assess the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under US GAAP and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with US GAAP. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with US GAAP. EBITDA for the first quarter 2010 was negative $1,010 compared to negative $198 for the same period last year.  This reduction was primarily driven by the decrease in net income, offset by an increase in interest expense on outstanding debt, depreciation and amortization expense and reduction in income tax benefit due to the recording of a valuation allowance for the first quarter 2010.

	For the Three Months Ended
	March 31,
	2010	2009
Net loss	$(2,136)	$(730)
Add back interest expense, net of interest income	131	46
Add back depreciation and amortization	978	751
Add back (deduct) income tax expense (benefit)	17	(265)
EBITDA	$(1,010)	$(198)

Capital Resources and Liquidity

Overview

As a deep water service provider, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on the condition of the oil and gas industry generally, and our customers’ ability to invest capital for offshore exploration, drilling and productions and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities.  Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.  We enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by a continued delay in a payment by a significant customer or delays in completion of our contracts for any reason.   While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective.  Our current financial condition may limit our ability to enter into contracts that are not cash flow positive.

We will need to raise additional debt or equity capital or renegotiate or refinance our existing debt to fund working capital requirements, to support SG&A and to pay all outstanding debt maturing on April 15, 2011 under the Whitney National Bank (“Whitney”) New Amended and Restated Credit Agreement (“New Agreement”). We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our shareholders.  If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain SG&A; (ii) expand operations; (iii) hire and train new employees; (iv) respond to competitive pressures or unanticipated capital requirements; or (v) pay all outstanding debt maturing under the New Agreement. Per the terms of the New Agreement, we no longer have access to a line of credit and must rely solely on our cash position and operating cash flows for liquidity.

While we believe that our results of operations, including gross profit and operating cash flow, will improve over the remainder of the year, additional debt or equity capital may be necessary to fund working capital requirements, to support SG&A and to pay all outstanding debt under the New Agreement if our planned results of operations are not achieved.  Further, failure to achieve our planned results could result in violation of certain of our loan covenants and require us to raise additional debt or equity capital.

We currently plan to use our available cash for our SG&A, debt service payments and working capital. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, industry conditions, and other factors that we cannot currently predict.

Our Credit Agreement imposes covenant restrictions on us that increase our vulnerability in the current adverse economic and industry climate, and limits our ability to obtain additional financing. We have recently amended and restated our credit facility, as discussed below and in Note 8, Long-Term Debt, to waive our covenant noncompliance as of December 31, 2009 and to provide us more latitude in our covenants through the term of the agreement. Our ability to meet these covenants is primarily dependent on the adequacy of earnings before interest, taxes, depreciation and amortization. Our inability to satisfy the covenants contained in our Credit Agreement would constitute an event of default. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business or our ability to continue as a going concern.

Although we believe that we will have adequate liquidity to meet our future operating requirements if our planned results of operations, including gross profit and operating cash flows, are achieved and to remain compliant with the covenants under our Credit Agreement, the factors described above create uncertainty.

As discussed in Note 8, Long-Term Debt, we have entered into the New Agreement to address covenant violations we had under our Credit Agreement with Whitney that we originally entered into on November 11, 2008.  Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement have been waived (the effect of such noncompliance would have entitled the holders of all debt under the Credit Agreement and under a loan agreement between Flotation and TD Bank, N.A. (“TD Bank”) to call such debt immediately due and payable and would have required us to classify all debt outstanding under these facilities as current in our audited consolidated balance sheet at December 31, 2009).  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank.  However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is an aggregate principal amount of $3,583 as of March 31, 2010, will all be due on April 15, 2011 and reclassified as current on our balance sheet on June 30, 2010, unless we are able to refinance all or a portion of such indebtedness, and we no longer have any further capacity to draw upon a revolving line of credit under the New Agreement.

Furthermore, as of December 31, 2009, Flotation was not in compliance with its covenant obligations under the TD Bank loan.  The noncompliance with such covenants under either of the Credit Agreement with Whitney and the loan agreement with TD Bank would constitute cross defaults for purposes of the other debt facility.  Flotation also obtained a waiver of its noncompliance so that such cross default has not occurred with respect to our fiscal quarter ended December 31, 2009. Compliance testing is required only at year end so no compliance test was performed at March 31, 2010. Indebtedness outstanding under the TD bank loan was $2,110 at March 31, 2010.

Between April 25 and April 30, 2010, we sold 5,150 shares of our common stock in a private placement to accredited investors at a per-share price of $0.10 resulting in total proceeds of $515, which we will use for working capital purposes.

Cash Flow from Operating Activities

During the first quarter 2010, cash provided from operating activities was $720 as compared to $3,936 during the same prior year period.  Cash flow from operating activities declined due to an increase in our net loss and a decrease in cash provided by changes in working capital.  Working capital declined primarily in an effort to manage short term liquidity and as a result of the decline in net billings in excess of costs and estimated earnings on uncompleted contracts, which relates to several large projects that are expected to be completed in fiscal year 2010 and one that is expected to be completed during the first quarter of 2011.

Cash Flow from Investing Activities

During the first quarter 2010, cash used in investing activities was $779 compared to $1,898 during the same quarter last year. During the first quarter 2010, we used $563 to purchase property and equipment and $91 for capitalized software.  We also incurred a note of $100 related to a vendor receivable, which is a related party (see further discussion in Note 11- Related Party Transactions in this Form 10-Q).  For the first quarter 2009, we used $1,898 to purchase property and equipment, which included $470 in deposits for the purchase of land and buildings, which transaction was completed in May 2009.

Cash Flow from Financing Activities

During the first quarter 2010, cash used in financing activities was $150 which represented principal payments on long term debt.  During the first quarter 2009, cash provided by financing activities was $1,728 which consisted of borrowings of $1,840 and principle payments of $112.

Critical Accounting Policy Updates

The discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs and estimated earnings incurred in excess of billings on uncompleted contracts, inventory, impairments of long-lived assets, including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, billings in excess of costs and estimated earnings on uncompleted contracts; contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

See Note 3, “Recent Accounting Pronouncements,” in the notes to unaudited consolidated financial statements for information regarding recently issued accounting standards.

Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our Critical Accounting Policies.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation.  Our business is not significantly seasonal in nature.

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

Changes in Internal Control Over Financial Reporting.    There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the Annual 10-K review process for the year ended December 31, 2009, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2009 and the deficiencies reported continue to be deficiencies as of March 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness.

As of March 31, 2010, we did not maintain effective controls over the control environment.  Specifically, we had not formally adopted a written code of business conduct and ethics that governs our employees, officers and directors.  Further, the Board of Directors did not have any independent members and no director qualified as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Management’s remediation plans. In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures, subsequent to March 31, 2010 as part of our remediation efforts in addressing the material weakness above:

•
Management is in the process of increasing the Board of Directors with independent members, including a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. An independent director was appointed by the Board effective April 12, 2010; Mark R. Hollinger has joined the Board as an independent director and was appointed Chairman of the Audit Committee of the Board of Directors.

•
Management has prepared a Code of Conduct for Management and Board of Directors and circulated these documents and obtained signed acknowledgements from management and the Board of Directors in April 2010.  See Corporate Governance under Item 10. Directors, Executive Officers and Corporate Governance included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Codes.

•	Management implemented an anonymous “whistleblower” hotline effective April 2010.

 PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Periodically, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between April 25 and April 30, 2010, we sold 5,150,000 shares of our common stock in a private placement to accredited investors, who purchased in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, at a per-share price of $0.10 resulting in total proceeds of $515,000.  We did not use an underwriter for this private placement. The proceeds will be used for working capital purposes; the private placement is closed as of April 30, 2010. Investors in this private placement included certain related parties, however, no purchases by any individual investor equaled or exceeded $120,000 in this private placement.

ITEM 5.  OTHER INFORMATION

On May 3, 2010, Deep Down entered into a Stock Purchase Agreement (the “Purchase Agreement”), with Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming (the “Selling Stockholders”), pursuant to which Deep Down has agreed to purchase all of the issued and outstanding shares of Cuming’s common stock (the “Cuming Acquisition”) for total consideration of approximately $50 million.  With the assumption of certain liabilities Deep Down will pay approximately $34 million in cash and deliver 25,000,000 shares of common stock of Deep Down to the Selling Stockholders at the closing.

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

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).

10.1 †	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).

10.2 †
Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.3 †
Employment Agreement, dated effective as of February 17, 2010, between Deep Down, Inc. and Michael J. Newbury (incorporated herein by reference from Exhibit 10.30 to our Form 10-K filed with the Commission on April 15, 2010).

10.4
Amended and Restated Credit Agreement, entered into as of April 14, 2010, between Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. (incorporated herein by reference from Exhibit 10.31 to our Form 10-K filed with the Commission on April 15, 2010).

10.5
ROV Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated herein by reference from Exhibit 10.32 to our Form 10-K filed with the Commission on April 15, 2010).

10.6
RE Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated herein by reference from Exhibit 10.33 to our Form 10-K filed with the Commission on April 15, 2010).

10.7
RLOC Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated herein by reference from Exhibit 10.34 to our Form 10-K filed with the Commission on April 15, 2010).

10.8
LC Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated herein by reference from Exhibit 10.35 to our Form 10-K filed with the Commission on April 15, 2010).

10.9
Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and Electrowave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender (incorporated herein by reference from Exhibit 10.36 to our Form 10-K filed with the Commission on April 15, 2010).

10.10
First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated herein by reference from Exhibit 10.37 to our Form 10-K filed with the Commission on April 15, 2010).

10.11
First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated herein by reference from Exhibit 10.38 to our Form 10-K filed with the Commission on April 15, 2010).

10.12 †	Employment Agreement, dated effective as of April 29, 2010, between Deep Down, Inc. and Gay Stanley Mayeux (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).

10.13
Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 6, 2010).

10.14
Waiver Agreement, dated April 28, 2010, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 6, 2010).

10.15	Escrow Agreement, dated May 3, 2010, among Deep Down, Inc., the Selling Stockholders, and Casner & Edwards, LLP (incorporated by reference from Exhibit 10.3 to our Form 8-K filed on May 6, 2010).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

________________
* Filed or furnished herewith.
† Exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	May 17, 2010
Ronald E. Smith	(Principal Executive Officer)

/s/ GAY STANLEY MAYEUX	Chief Financial Officer	May 17, 2010
Gay Stanley Mayeux	(Principal Financial Officer)

INDEX TO EXHIBITS

3.1
Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).

10.1 †	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).

10.2 †
Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.3 †
Employment Agreement, dated effective as of February 17, 2010, between Deep Down, Inc. and Michael J. Newbury (incorporated herein by reference from Exhibit 10.30 to our Form 10-K filed with the Commission on April 15, 2010).

10.4
Amended and Restated Credit Agreement, entered into as of April 14, 2010, between Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. (incorporated herein by reference from Exhibit 10.31 to our Form 10-K filed with the Commission on April 15, 2010).

10.5
ROV Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated herein by reference from Exhibit 10.32 to our Form 10-K filed with the Commission on April 15, 2010).

10.6
RE Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated herein by reference from Exhibit 10.33 to our Form 10-K filed with the Commission on April 15, 2010).

10.7
RLOC Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated herein by reference from Exhibit 10.34 to our Form 10-K filed with the Commission on April 15, 2010).

10.8
LC Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated herein by reference from Exhibit 10.35 to our Form 10-K filed with the Commission on April 15, 2010).

10.9
Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and Electrowave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender (incorporated herein by reference from Exhibit 10.36 to our Form 10-K filed with the Commission on April 15, 2010).

10.10
First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated herein by reference from Exhibit 10.37 to our Form 10-K filed with the Commission on April 15, 2010).

10.11
First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated herein by reference from Exhibit 10.38 to our Form 10-K filed with the Commission on April 15, 2010).

10.12 †	Employment Agreement, dated effective as of April 29, 2010, between Deep Down, Inc. and Gay Stanley Mayeux (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).

10.13
Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 6, 2010).

10.14
Waiver Agreement, dated April 28, 2010, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 6, 2010).

10.15	Escrow Agreement, dated May 3, 2010, among Deep Down, Inc., the Selling Stockholders, and Casner & Edwards, LLP (incorporated by reference from Exhibit 10.3 to our Form 8-K filed on May 6, 2010).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

________________
* Filed or furnished herewith.
† Exhibit constitutes a management contract or compensatory plan or arrangement.