Form 10-Q
period 2010-06-30
Deep Down, Inc.
filed 2010-08-16
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At August 12, 2010, there were 195,933,963 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we”, “us” and “our” in this Quarterly Report on Form 10-Q refer collectively to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

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

Subsequent Events

We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 15, 2010 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

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

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowncorp.com).  Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Quarterly Report on Form 10-Q.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value amounts)	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,119	$912
Accounts receivable, net of allowance of $344 and $304, respectively	6,011	7,662
Inventory	709	896
Costs and estimated earnings in excess of billings on uncompleted contracts	241	267
Deposit	475	-
Prepaid expenses and other current assets	195	225
Total current assets	8,750	9,962
Property, plant and equipment, net	19,765	20,011
Intangibles, net	11,469	12,166
Goodwill	9,429	9,429
Other assets	1,905	1,136
Total assets	$51,318	$52,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,463	$2,865
Billings in excess of costs and estimated earnings on uncompleted contracts	1,736	4,345
Deferred revenues	1,248	89
Current portion of long-term debt	4,072	1,497
Total current liabilities	11,519	8,796
Long-term debt, net	2,414	5,379
Total liabilities	13,933	14,175

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, $0.001 par value, 490,000 shares authorized, 195,934
and 180,451 shares, respectively, issued and outstanding	196	180
Additional paid-in capital	62,589	61,161
Accumulated deficit	(25,400)	(22,812)
Total stockholders' equity	37,385	38,529
Total liabilities and stockholders' equity	$51,318	$52,704

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Revenues	$9,592	$6,201	$16,236	$13,303
Cost of sales:
Cost of sales	5,426	3,987	9,596	8,440
Depreciation expense	571	352	1,107	697
Total cost of sales	5,997	4,339	10,703	9,137
Gross profit	3,595	1,862	5,533	4,166
Operating expenses:
Selling, general and administrative	3,494	3,873	6,977	6,717
Depreciation and amortization	440	421	882	827
Total operating expenses	3,934	4,294	7,859	7,544
Operating loss	(339)	(2,432)	(2,326)	(3,378)
Other income (expense):
Interest expense, net	(143)	(66)	(274)	(112)
Other income, net	52	15	51	11
Total other expense	(91)	(51)	(223)	(101)
Loss before income taxes	(430)	(2,483)	(2,549)	(3,479)
Income tax (expense) benefit	(22)	722	(39)	988
Net loss	$(452)	$(1,761)	$(2,588)	$(2,491)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted-average common shares outstanding, basic and diluted	190,044	179,701	185,274	178,649

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(2,588)	$(2,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	453	321
Stock issued for services	14	-
Bad debt expense	58	96
Depreciation and amortization expense	1,989	1,524
Loss (gain) on disposal of property, plant and equipment	3	(16)
Deferred income taxes, net	-	(1,022)
Changes in assets and liabilities:
Accounts receivable	1,594	3,498
Inventory	187	216
Costs and estimated earnings in excess of billings on uncompleted contracts	26	627
Prepaid expenses and other current assets	26	(144)
Other assets	(345)	(204)
Accounts payable and accrued liabilities	1,599	(1,307)
Deferred revenues	1,158	9
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,609)	1,627
Net cash provided by operating activities	1,565	2,734

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,145)	(4,558)
Proceeds from sale of property, plant and equipment	-	48
Purchase of investment in joint venture	(25)	(100)
Cash paid for capitalized software	(201)	(277)
Note receivable	(99)	(24)
Net cash used in investing activities	(1,470)	(4,911)

Cash flows from financing activities:
Proceeds from sale of common stock	501	-
Borrowings of long-term debt	-	1,830
Repayments of long-term debt	(389)	(247)
Net cash provided by financing activities	112	1,583
Change in cash and equivalents	207	(594)
Cash and cash equivalents, beginning of period	912	2,495
Cash and cash equivalents, end of period	$1,119	$1,901

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 1: Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements of Deep Down, Inc. and its wholly-owned subsidiaries (“Deep Down”, “we”, “us” or “our”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information and instructions to Form 10-Q.  As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010 with the Commission.

Preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses.  If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying unaudited consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

In the notes to the unaudited consolidated financial statements, all dollar and share amounts are in thousands except for per share data or unless otherwise indicated.

Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. Specifically, depreciation expense included in cost of sales has been presented as a separate line on the face of the statements of operations.  Additionally, deferred revenues have been split out from billings in excess of costs and estimated earnings on uncompleted contracts on the face of the balance sheets.  These reclassifications had no effect on our previously reported gross profit, net loss or stockholders’ equity.

Principles of Consolidation

The unaudited consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly-owned subsidiaries for the six months ended June 30, 2010 and 2009.  All intercompany transactions and balances have been eliminated.

Segments

During the six months ended June 30, 2010 and 2009, the operations of Deep Down’s operating segments, Deep Down Delaware, ElectroWave, Mako and Flotation, have been aggregated into a single reporting segment. While the operating segments have different product lines, they are very similar. They are all service-based operations revolving around our expertise in the deepwater industry, and any equipment is produced to customer-specified designs and engineered using Deep Down personnel expertise, with installation and project management being part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are based in the United States, although we also generate revenues from international customers.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 2: Liquidity and Financial Condition

As a deepwater service provider, our revenues, profitability, cash flows, and future rate of growth are substantially dependent on the condition of the global oil and gas industry generally, and our customers’ ability to invest capital for offshore exploration, drilling and production and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities.  Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.  We enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delay in payments by significant customers or delays in completion of our contracts for any reason.   While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective.

We will need to raise additional debt or equity capital or renegotiate or refinance our existing debt to fund working capital requirements, to support selling, general and administrative expenses (“SG&A”) and to pay all outstanding debt maturing on April 15, 2011 under the Whitney National Bank (“Whitney”) New Amended and Restated Credit Agreement (“New Agreement”). We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our shareholders.  If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain SG&A; (ii) expand operations; (iii) hire and train new employees; (iv) respond to competitive pressures or unanticipated capital requirements; or (v) pay all outstanding debt maturing under the New Agreement. Per the terms of the New Agreement, we no longer have access to a line of credit and must rely solely on our cash position and operating cash flows for liquidity. Therefore, we are currently in discussions with several lenders who have expressed interest in refinancing our debt. While we believe that our results of operations, including gross profit and operating cash flows, will continue to improve over the remainder of the year, additional debt or equity capital will be necessary to fund working capital requirements, to support SG&A and to pay all outstanding debt under the New Agreement if our planned results of operations are not achieved.  Further, failure to achieve our planned results could result in violation of certain of our loan covenants and require us to raise additional debt or equity capital. The foregoing and other matters raise substantial doubt about our ability to continue as a going concern.

We currently plan to use our available cash for our SG&A, debt service payments and working capital. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, industry conditions, and other factors that we cannot currently predict.

As discussed in Note 9, Long-Term Debt, we entered into the New Agreement with Whitney on April 14, 2010.  Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement were waived and payment terms were restructured.  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank.  However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is an aggregate principal amount of $3,391 as of June 30, 2010, will all be due on April 15, 2011 and has been reclassified as current on our balance sheet on June 30, 2010. Our ability to meet the debt covenants required by the New Agreement is primarily dependent on the adequacy of earnings before interest, taxes, depreciation and amortization. Our inability to satisfy the covenants contained in the New Agreement would constitute an event of default. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, which would have a material adverse impact on our business.

Although we believe that we will have adequate liquidity to meet our future operating requirements if our planned financial results are achieved and we will remain compliant with the covenants under the New Agreement or we will receive waivers for non-compliance, the factors described above create uncertainty.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 3: Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact our operating results, financial position or cash flows.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. We adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

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

Our financial instruments consist primarily of cash equivalents, trade receivables and payables and debt instruments.  The carrying values of cash, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments. Our long term debt was valued using techniques that require inputs that are both significant to the fair value measurement and unobservable (Level 3), specifically treasury rates adjusted for our credit risk premium.  At June 30, 2010, our debt, excluding capital leases, had a carrying value of $6,035 and a fair value of $5,758.

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

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 5: Inventory

The components of inventory are summarized below:

	June 30, 2010	December 31, 2009
Raw materials	$460	$765
Work in progress	202	84
Finished goods	47	47
Total Inventory	$709	$896

Note 6: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below:

	June 30, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$6,632	$4,050
Estimated earnings on uncompleted contracts	1,151	2,212
	7,783	6,262
Less: Billings to date on uncompleted contracts	(9,278)	(10,340)
	$(1,495)	$(4,078)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$241	$267
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,736)	(4,345)
	$(1,495)	$(4,078)

At June 30, 2010 and December 31, 2009, the asset balances of $241 and $267, respectively, were related to several contracts that are projected to be completed during fiscal 2010. The balances in billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2010 and December 31, 2009, were $1,736 and $4,345, respectively, and consisted of significant milestone billings, primarily related to a large fabrication project for which we had suspended work until we received payment from the customer, plus several smaller contracts that are expected to be completed in fiscal 2010. We received a progress payment for the large fabrication project and recommenced work on this project during the third quarter of 2010 and expect to complete this work in 2011.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 7: Property, Plant and Equipment

The components of net property, plant and equipment are summarized below:

			Estimated
	June 30, 2010	December 31, 2009	Useful Life
Land	$1,954	$1,954	-
Buildings and improvements	5,458	5,458	7 - 36 years
Leasehold improvements	278	313	2 - 5 years
Equipment	14,941	13,773	2 - 10 years
Furniture, computers and office equipment	1,125	1,154	2 - 7 years
Construction in progress	789	954	-
Total property, plant and equipment	24,545	23,606
Less: Accumulated depreciation	(4,780)	(3,595)
Property, plant and equipment, net	$19,765	$20,011

On May 29, 2009, we consummated a purchase transaction with JUMA Properties, LLC (“JUMA”), a company owned by Ronald E. Smith, President, CEO and Director of Deep Down, and wife Mary L. Budrunas, Corporate Secretary and Director of Deep Down.  Pursuant to a Purchase and Sale Agreement dated May 22, 2009, we acquired certain property and improvements located in Channelview, Texas, where certain of our operations are currently located (the “Channelview Property”). The Channelview Property consists of 8.203 acres and was purchased for $2,600. The transaction was conducted on an arms-length basis, with the purchase price being determined primarily on the basis of an independent appraisal, and in accordance with normal terms and conditions. See additional discussion in Note 9, Long-Term Debt.  Prior to May 29, 2009, we leased the Channelview Property from JUMA at a base rate of $15 per month.  In connection with the purchase of the Channelview Property, the lease between us and JUMA was terminated.   We incurred no early termination penalties from JUMA in connection with this termination.

Note 8: Intangible Assets

Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.  Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Estimated intangible asset values, net of recognized amortization expense include the following:

		June 30, 2010			December 31, 2009
	Estimated	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationship	6-14 Years	$3,515	$(983)	$2,532	$3,515	$(786)	$2,729
Non-compete covenant	3-5 Years	1,119	(830)	289	1,119	(678)	441
Trademarks	25-40 Years	3,110	(221)	2,889	3,110	(174)	2,936
Technology	10 Years	6,808	(1,049)	5,759	6,808	(748)	6,060
Total		$14,552	$(3,083)	$11,469	$14,552	$(2,386)	$12,166

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 9: Long-Term Debt

The components of long-term debt are summarized below:

	June 30, 2010	December 31, 2009
Secured credit agreement - Whitney Bank	$3,391	$3,694
Secured credit agreement - TD Bank	2,094	2,125
Other bank loans	50	63
Total bank debt	5,535	5,882
6% Subordinated debenture	500	500
Capital lease obligations	451	494
Total debt	6,486	6,876
Less: Current portion of long-term debt	(4,072)	(1,497)
Long-term debt, net of current portion	$2,414	$5,379

Overview

We entered into the New Agreement with Whitney, dated as of April 14, 2010, to address covenant violations we had under our Credit Agreement which we originally entered into on November 11, 2008.  Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement were waived and payment terms were restructured.  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank. However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is an aggregate principal amount of $3,391 at June 30, 2010, will be due on April 15, 2011, unless we are able to refinance all or a portion of such indebtedness. Additionally, we no longer have access to a line of credit under the New Agreement.

Whitney Credit Agreement

We originally entered into our Credit Agreement with Whitney in November 2008.  The Credit Agreement originally provided a commitment to lend to us the lesser of $2,000 or 80 percent of eligible receivables (generally defined as current due accounts receivable in which the lender has a first priority security interest).  All of this commitment was also available for Whitney to issue letters of credit (“L/C”) for our benefit.  In December 2008, we then entered into an amendment of the Credit Agreement that provided for us to receive a term loan in the principal amount of $1,150.  Then, in May 2009, we entered into another amendment to the Credit Agreement providing for us to receive another term loan in the principal amount of $2,100.  We used the proceeds from the December 2008 term loan to purchase a piece of equipment (a remotely operated vehicle) and we used the proceeds of the May 2009 term loan to purchase real property in Channelview, Texas.  There was $850 outstanding under the revolving credit line available under the Credit Agreement on December 31, 2009. We issued an irrevocable transferable standby L/C in the ordinary course of business, with an annual commission rate of 2.4 percent for $1,107 during the year ended December 31, 2009 related to a large contract that is expected to be completed during 2011. The New Agreement does not obligate Whitney to issue new L/Cs.

We were originally obligated to repay the December 2008 term loan on the basis of monthly installments of $35, with the initial payment on February 1, 2009 and a final payment on January 2, 2012.  Outstanding amounts of principal of the December 2008 term loan accrue interest at a rate of 6.5 percent per annum.  Under the terms of the New Agreement, the monthly installment payments and interest rate of the December 2008 term loan remain the same and the final balloon payment of $347 is now due on April 15, 2011. As of June 30, 2010, the outstanding principal amount of the December 2008 term loan was $639.

We were originally obligated to repay the May 2009 term loan on the basis of monthly installments of $18, with the initial payment on June 1, 2009 and a final payment on May 1, 2024.  Outstanding amounts of principal of the May 2009 term loan accrue interest at a rate of 6.5 percent per annum.  Under the terms of the New Agreement, the monthly installment payments and interest rate of the May 2009 term loan remain the same, and the final balloon payment of $1,927 is now due on April 15, 2011.  As of June 30, 2010, the outstanding principal amount of the May 2009 term loan was $1,982.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Upon entry into the New Agreement in April 2010, our indebtedness in the amount of $850 outstanding under the revolving credit line of the Credit Agreement was converted to a term loan. This term loan requires us to make monthly installments in the amount of $40 plus the amount of accrued and unpaid interest beginning on May 1, 2010 and a final balloon payment of $410 on April 15, 2011. Outstanding amounts of principal of the April 2010 term loan accrue interest at a rate of 6.5 percent per annum. As of June 30, 2010, the outstanding principal amount of the April 2010 term loan was $770.

Each of our subsidiaries has guaranteed our obligations under the New Agreement, and as such, our obligations in connection with the New Agreement are generally secured by a first priority lien on all of our subsidiaries’ non-real property assets.  With regard to the Channelview Property purchased with the proceeds of the May 2009 term loan, we also entered into a Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing (collectively, the “Deed of Trust”) creating a lien on such property.

Prior to entry into the New Agreement, we were not in compliance with the financial covenants of the original Credit Agreement as of December 31, 2009.  However, the New Agreement provides for the waiver of such noncompliance and establishes new financial covenants in this regard.  Beginning with the quarter ended June 30, 2010, and for each quarter thereafter, we are obligated to comply with the following financial covenants: (i) total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not greater than 3.0 to 1.0 (“Leverage Ratio”), consolidated EBITDA to consolidated net interest expense and principal payments on the total debt greater than 1.5 to 1.0 (“Fixed Charge Coverage Ratio”), and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets”, plus 50 percent of net income, after provision for taxes (“Tangible Net Worth”) in excess of $15,000.  The calculation of EBITDA, with regards to the Leverage Ratio and Fixed Charge Coverage Ratio, allows us to deduct certain non-cash items, specifically asset impairment charges as of December 31, 2009 and going forward.  As of June 30, 2010 we were not in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio covenants; however, we obtained a waiver from Whitney on August 4, 2010 for such covenant non-compliance. Under the New Agreement, we continue to have obligations for other covenants, including limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.

The New Agreement also removed a provision that permitted us to obtain additional indebtedness from a third party in the event Whitney declined to increase its commitment of indebtedness to us.  As such, we expect to have to refinance the indebtedness outstanding under the New Agreement at any such time as we seek to obtain new financing from a third party.

TD Bank Loan Agreement

During fiscal 2009, Flotation, our wholly-owned subsidiary, obtained loan proceeds from TD Bank in the principal amount of $2,160 (the “TD Bank Loan”).  Under the terms of the TD Bank Loan, we are obligated to make payments in monthly installments of $15, with an initial payment on March 13, 2009 and a final payment of the unpaid principal and accrued interest in February 2029.  The interest rate on the TD Bank Loan is 5.75 percent.

The TD Bank Loan is secured by Flotation’s operating premises in Biddeford, Maine under a mortgage and security agreement and a collateral assignment of leases and rents.  The TD Bank loan required us to enter into a debt subordination agreement that subordinated any debt Flotation owes to Deep Down, other than accounts payable between them arising in the ordinary course of business.  Additionally, the TD Bank Loan required a “negative pledge” that prohibits Flotation and Deep Down from granting security interests in Flotation’s personal property, other than such security interests granted in respect of our New Agreement with Whitney, as appropriate.

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

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Other Debt

We have several vehicle loans outstanding with aggregated principal balances of $50 as of June 30, 2010. Interest rates on these loans are between 5.5 and 6.0 percent, and the maturities are on various dates between January 2011 and September 2012.  Additionally, we have a subordinated debenture with a principal amount of $500 which originated from the exchange of preferred stock in a prior year.  The debenture has a fixed interest rate of 6.0 percent per annum, which is required to be paid annually beginning March 31, 2009 through maturity on March 31, 2011, when the unpaid principal balance is due.

Note 10: Private Placement

Between April 25 and April 30, 2010, we sold 5,150 shares of our common stock in a private placement to accredited investors at a per-share price of $0.10 resulting in total proceeds of $501, net of $14 applied to an outstanding vendor invoice for services provided, which we used for working capital purposes.

Note 11: Share-based Compensation

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”) which authorizes the grants of warrants, options, restricted common or convertible preferred stock and other equity awards (“Equity Awards”). Share-based compensation is recognized as provided under the applicable authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. We expense all stock options on a straight-line basis, net of forfeitures, over the requisite expected service periods.  Under the Plan, the total number of Equity Awards permitted is 15 percent of issued and outstanding common shares. Based on the shares of common stock outstanding at June 30, 2010, there were approximately 3,115 Equity Awards available for grant under the Plan as of that date.

Restricted Stock

In May 2010, we granted 1,000 restricted shares, par value $0.001 per share for a total of $1, to an executive.  The shares were valued at $0.0875 per share and vest over three years in equal tranches on the grant date anniversary, with continued employment; we are amortizing the related share-based compensation of $88 over the three-year requisite service period.

In May 2010, we granted 1,000 restricted shares, par value $0.001 per share for a total of $1, to an outside director.  The shares were valued at $0.0875 per share and vest over three years in equal tranches on the grant date anniversary, with continued service on our Board of Directors; we are amortizing the related share-based compensation of $87 over the three-year requisite service period.

For the six months ended June 30, 2010 and 2009, we recognized a total of $111 and $166, respectively, in share-based compensation related to all outstanding shares of restricted stock.  The unamortized portion of the estimated fair value of restricted stock was $250 at June 30, 2010.

Summary of Stock Options

During the six months ended June 30, 2010, we granted 2,250 options. Additionally, a total of 2,000 option awards which were originally issued on February 14, 2008 to two executives were cancelled in March 2010 and not reissued; the related accelerated expense of $47 is included in the total share-based option expense noted below for the six months ended June 30, 2010.  During the six months ended June 30, 2009, we revised the estimated rate of forfeitures to 30 percent from 0 percent based on the history of stock option cancellations and management’s estimates of expected future forfeiture rates, resulting in a reduction of share-based compensation expense of $116 for the three months ended June 30, 2009.

The total share-based compensation expense recognized for stock options for the six months ended June 30, 2010 and 2009 was $342 and $272, respectively, which for 2009 is net of the forfeiture adjustment of $116.  As of June 30, 2010, the unamortized portion of the estimated fair value of outstanding stock options was $925.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 12: Income Taxes

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

Note 13: Related Party Transactions

Our Board of Directors and Management recognize that related person transactions present a heightened risk of conflicts of interest, and therefore we review all relationships and transactions in which we and our directors, director nominees and executive officers or their immediate family members, as well as holders of more than 5 percent of any class of our voting securities and their family members, have a direct or indirect material interest.  As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in the appropriate annual and/or quarterly statements filed with the SEC.

Ronald E. Smith, President, CEO and Director of Deep Down and Eugene Butler, Executive Chairman of Deep Down, are partners in Ship and Sail, Inc. (“Ship and Sail”), a vendor of Deep Down. During the six months ended June 30, 2010, we made payments of $10 to Ship and Sail, and we expensed the prepaid balance of $38 as of December 31, 2009 during the first quarter of 2010. The payments and expense to Ship and Sail related to services provided by that entity for the support of the development of marine technology which is currently being marketed. We have no future plans to conduct business with Ship and Sail.

Additionally, during the six months ended June 30, 2010, we recorded expenses to JUMA, a company owned by Ronald E. Smith, and his wife Mary L. Budrunas, Corporate Secretary and Director of Deep Down, in the amount of $20, of which $8 is included in accounts payable as of June 30, 2010.  Payments relate to the monthly rental of a boat owned by JUMA, in connection with the development of marine technology as discussed above. The arrangement between JUMA and Deep Down was approved by the Board of Directors through December 31, 2010.

In January 2010, we loaned South Texas Yacht Services, a vendor of Deep Down, $100.  The owner of South Texas Yacht Services is in a business alliance with Ship and Sail.  The note receivable, included in other assets on the unaudited consolidated balance sheet, bears interest at a rate of 5.5 percent per annum and monthly principal and interest payments in the amount of $2 commenced in April 2010. The final principal and interest payment is due March 24, 2015. As of August 16, 2010, the payments on this note were current.

Note 14: Commitments and Contingencies

Litigation

Periodically, we are involved in legal proceedings arising from the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are not involved in any material pending legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

Letters of Credit

Certain customers could require us to issue a standby letter of credit in the ordinary course of business to ensure performance under terms of the contract and with associated vendors and subcontractors. In the event of default, the creditor could demand payment from the issuing bank for the amount of the L/C. Our revolving line of credit (“Revolver”) and subsequent New Agreement with Whitney, provides for L/Cs, as discussed in Note 9, Long-Term Debt above. During the year ended December 31, 2009, we issued a $1,107 irrevocable transferrable standby L/C in the normal course of business, with an annual commission rate of 2.4 percent. This L/C remains outstanding under the New Agreement as of June 30, 2010.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 15: Earnings per Common Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents (warrants, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. There were no potentially dilutive securities for the three or six months ended June 30, 2010 and 2009 that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive or the exercise price for the outstanding warrants and options exceeded the average market price for our common stock.

Note 16: Subsequent Events

On May 3, 2010, we announced the execution of a Stock Purchase Agreement, effective as of May 3, 2010 (the “Purchase Agreement”), by and among Deep Down, Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming (the “Selling Stockholders”), pursuant to which we have agreed to purchase all of the issued and outstanding shares of Cuming’s common stock (the “Acquisition”) for a purchase price of  $47,000 (less an amount of certain liabilities to be assumed, estimated to be an approximate amount of $13,000 based upon Cuming’s balance sheet as of December 31, 2009 and further subject to a purchase price adjustment for working capital) (“Cash Price”), plus 25,000 shares of common stock of Deep Down to be delivered to the Selling Stockholders at the closing.  Upon the signing of the Purchase Agreement, Deep Down and the Selling Stockholders entered into an Escrow Agreement (the “Escrow Agreement”) pursuant to which Deep Down has deposited with an escrow agent approximately 8,333 shares of its common stock (“Escrowed Stock”) to be (i) delivered to the Selling Stockholders if Deep Down does not meet certain conditions and the Purchase Agreement is terminated or (ii) applied against Deep Down’s obligation to deliver 25,000 shares of common stock at closing.  Such shares were valued at the closing stock price of $0.057 as of June 30, 2010, for a total value of $475, which is recorded on the deposit line on the accompanying balance sheet.

Consummation of the Acquisition is subject to certain conditions, including the following (among other customary conditions for a transaction of this type):

●	Deep Down’s obtaining cash funds necessary to close the transaction;
●	certain employees of Cuming shall have entered into new employment agreements;
●	Cuming’s entering into a new lease agreement for its main manufacturing facility in Avon, Massachusetts;
●
an environmental assessment of Cuming’s main properties does not indicate circumstances or conditions which could result in (i) any criminal prosecution of Cuming, any of its subsidiaries or any director, officer or employee, or (ii) any suspension or closure of operations at Cuming’s main facilities;

●	the absence of any order or injunction prohibiting the consummation of the Acquisition; and
●	subject to certain exceptions, the accuracy of representations and warranties with respect to Deep Down’s or Cuming’s business, as applicable.

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

Under terms of the Purchase Agreement, either of Deep Down or the Selling Stockholders may terminate the Purchase Agreement if the Acquisition is not completed by July 31, 2010, provided the party wishing to terminate is not in breach of the Purchase Agreement.  In the event of a termination of the Purchase Agreement as a result of a breach of our obligations under the Purchase Agreement or inability to obtain funds to pay the Cash Price, the escrow agent will release the Escrowed Stock to the Selling Stockholders.  If the Purchase Agreement is terminated by either Deep Down or Cuming under certain circumstances the parties will be obligated to reimburse the other’s expenses incurred in connection with the transactions contemplated by the Purchase Agreement in an aggregate amount not to exceed $275.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

On July 13, 2010, Deep Down entered into an Amendment No. 1 to the Purchase Agreement, by and among Deep Down, Cuming and the Selling Stockholders (the “Amendment”) dated effective as of June 30, 2010, to provide for an extension of the date on which Deep Down or the Selling Stockholders may terminate the Purchase Agreement.  The Amendment extended the date for which either of Deep Down or the Selling Stockholders may terminate the Purchase Agreement if the Acquisition is not completed to July 31, 2010, provided that the party wishing to terminate is not in breach of the Purchase Agreement.

The Acquisition has not been completed and we have not entered into another amendment to extend the closing date; however, neither party has terminated the Purchase Agreement.  We plan to finance the Acquisition with a combination of debt and equity and are actively engaged in negotiating terms with several financial institutions and private equity firms.  Nevertheless, consummation of the transaction remains subject to several conditions including Deep Down’s obtaining adequate external financing to fund the approximately $34 million cash component of the purchase price.

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

General

We are an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, flotation and drill riser buoyancy, remotely operated vehicles (“ROVs”) and related services. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Our primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

In Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all dollar and share amounts are in thousands unless otherwise indicated.

Industry and Executive Outlook

Business conditions in our industry began to improve globally during the second quarter of 2010. The financial markets, which are critical to the funding of the major offshore and deepwater projects, continued to show some signs of stabilization and recovery and we continue to see an increase in our bidding activity.  Some of our customers began projects that they had previously delayed. This, together with the work we performed in support of the oil spill relief efforts discussed below, resulted in a 55 percent increase in our revenues during the second quarter 2010 compared to the second quarter last year.

On April 20, 2010, the Macondo well being drilled by BP plc in the U.S. Gulf of Mexico (“GOM”) experienced a blowout and immediately began flowing oil into the GOM. Efforts to permanently plug and abandon the well and contain the spill are ongoing at the time of this report.  In the aftermath of this event, on May 30, 2010, the U.S. government imposed a moratorium on certain drilling activities in water deeper than 500 feet in the GOM and subsequently implemented enhanced safety requirements applicable to all drilling activity in the GOM, including drilling activities in water shallower than 500 feet. After drilling contractors and oil service companies successfully challenged that ban in federal court, the administration on July 12, 2010 issued a new order barring drilling from facilities that rely on subsea blowout preventers and all floating rigs through November 30, 2010. Further proceedings with respect to the moratorium and the new suspension are pending.

We do not expect that drilling activities in the GOM will recommence until such time that legal issues surrounding the moratorium and the issuance of drilling permits are resolved to the satisfaction of operators.  Such permits, among other required approval, are necessary prior to commencement of offshore drilling operation and could impact our customers’ deepwater operations in the GOM.  It remains to be seen how the industry and our company will be impacted by the oil spill in the GOM over the short and long term, with respect to clean up operations, potential delays on other projects in the GOM due to allocation of resources or access to the region, potential new U.S. government regulations and the increased focus on safety and maintenance.

In response to the oil spill, we, like several others in the industry, have provided and will continue to provide our services and equipment to support the ongoing efforts related to this accident.  There will undoubtedly be greater regulatory scrutiny and higher costs associated with finding and developing hydrocarbon reserves in deepwater, particularly in the GOM. Additionally, we believe that the international markets will be more important to our operations going forward as we continue our focus on Brazil and West Africa deepwater projects. The deepwater market remains one of the best frontiers for adding large hydrocarbon reserves with high production flow rates. We are well positioned to supply services and products required to support safe offshore and deepwater projects of our customers. Therefore, we anticipate demand for our deepwater services and products will continue to grow and we will continue to focus on this sector of the industry worldwide.

Segments

During the six months ended June 30, 2010 and 2009, the operations of Deep Down’s operating segments, Deep Down Delaware, ElectroWave, Mako and Flotation, have been aggregated into a single reporting segment. While the operating segments have different product lines, they are very similar. They are all service-based operations revolving around our expertise in the deepwater industry, and any equipment is produced to customer-specified designs and engineered using Deep Down personnel expertise, with installation and project management being part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are based in the United States, although we also generate revenues from international customers.

Recent Events

On May 3, 2010, we announced the execution of a Stock Purchase Agreement, effective as of May 3, 2010 (the “Purchase Agreement”), by and among Deep Down, Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming (the “Selling Stockholders”), pursuant to which we have agreed to purchase all of the issued and outstanding shares of Cuming’s common stock (the “Acquisition”) for a purchase price of approximately $47,000 (less an amount of certain liabilities to be assumed, estimated to be an approximate amount of $13,000 based upon Cuming’s balance sheet as of December 31, 2009 and further subject to a purchase price adjustment for working capital) (“Cash Price”), plus 25,000 shares of common stock of Deep Down to be delivered to the Selling Stockholders at the closing.  Upon the signing of the Purchase Agreement, Deep Down and the Selling Stockholders entered into an Escrow Agreement (the “Escrow Agreement”) pursuant to which Deep Down has deposited with an escrow agent approximately 8,333 shares of its common stock (“Escrowed Stock”) to be (i) delivered to the Selling Stockholders if Deep Down does not meet certain conditions and the Purchase Agreement is terminated or (ii) applied against Deep Down’s obligation to deliver 25,000 shares of common stock at closing.

Consummation of the Acquisition is subject to certain conditions, including the following (among other customary conditions for a transaction of this type):

●	Deep Down’s obtaining cash funds necessary to close the transaction;
●	certain employees of Cuming shall have entered into new employment agreements;
●	Cuming’s entering into a new lease agreement for its main manufacturing facility in Avon, Massachusetts;
●
an environmental assessment of Cuming’s main properties does not indicate circumstances or conditions which could result in (i) any criminal prosecution of Cuming, any of its subsidiaries or any director, officer or employee, or (ii) any suspension or closure of operations at Cuming’s main facilities;

●	the absence of any order or injunction prohibiting the consummation of the Acquisition; and
●	subject to certain exceptions, the accuracy of representations and warranties with respect to Deep Down’s or Cuming’s business, as applicable.

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

Under the terms of the Purchase Agreement, either of Deep Down or the Selling Stockholders may terminate the Purchase Agreement if the Acquisition is not completed by July 31, 2010, provided the party wishing to terminate is not in breach of the Purchase Agreement.  In the event of a termination of the Purchase Agreement as a result of a breach of our obligations under the Purchase Agreement or inability to obtain funds to pay the Cash Price, the escrow agent will release the Escrowed Stock to the Selling Stockholders.  If the Purchase Agreement is terminated by either Deep Down or Cuming under certain circumstances the parties will be obligated to reimburse the other’s expenses incurred in connection with the transactions contemplated by the Purchase Agreement in an aggregate amount not to exceed $275.

On July 13, 2010, Deep Down entered into an Amendment No. 1 to the Purchase Agreement, by and among Deep Down, Cuming and the Selling Stockholders (the “Amendment”) dated effective as of June 30, 2010, to provide for an extension of the date on which Deep Down or the Selling Stockholders may terminate the Purchase Agreement.  The Amendment extended the date for which either of Deep Down or the Selling Stockholders may terminate the Purchase Agreement if the Acquisition is not completed to July 31, 2010, provided that the party wishing to terminate is not in breach of the Purchase Agreement.

The Acquisition has not been completed and we have not entered into another amendment to extend the closing date; however, neither party has terminated the Purchase Agreement.  We plan to finance the Acquisition with a combination of debt and equity and are actively engaged in negotiating terms with several financial institutions and private equity firms. Nevertheless, consummation of the transaction remains subject to several conditions including Deep Down’s obtaining adequate external financing to fund the approximately $34 million cash component of the purchase price.

On April 28, 2010, we obtained a waiver from Whitney National Bank relating to a covenant provision in the Amended and Restated Credit Agreement dated April 14, 2010 that prohibits us from committing to make an investment or purchase any equity interest in another entity.

Management expects to conduct an analysis of the value of our goodwill at September 30, 2010 should our stock price not recover to levels consistent with the year ended December 31, 2009.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues.   Revenues increased by $3,391, or 55 percent to $9,592 for the second quarter 2010 from $6,201 for the same quarter last year. The increase was due primarily to increased revenues from the production of products for deepwater projects and ROV and other related services.  During the second quarter 2010, we operated our plant at over 30 percentage points greater capacity for the production of buoyancy products compared to the same quarter last year. The higher demand for our ROV and other related services in the second quarter 2010 resulted primarily from customers commencing work that had previously been delayed, projects supporting the oil spill relief efforts and work related to the increased emphasis on inspection and safety as a result of the oil spill.

Gross Profit.  Gross profit increased $1,733 to $3,595 for the second quarter 2010, an increase of 93 percent over the same period of the prior year, reflecting an overall increase in the gross profit margin from 30 percent to 37 percent.  The increase in gross profit and gross profit margin was due to the increased revenues described above and to the revenue mix which included higher margin ROV services and engineered subsea projects than during the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) include rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  SG&A for the second quarter 2010 was $3,494 compared to $3,873 for the same quarter last year; a decrease of $379, or 10 percent. Management began a company-wide cost reduction program during the second quarter of 2009 which is continuing during 2010. While we had reductions in payroll and related benefits of $340, office and utilities of $218, non-cash share-based compensation of $64 and other SG&A of $147 during the second quarter 2010 compared to the second quarter of last year, these reductions were offset by an increase in accounting and legal fees of $171 and expenses associated with the purchase of Cuming Corporation of $219.

Depreciation and amortization expense.  Depreciation and amortization expense (“D&A”) is as follows:

	Three Months Ended
	June 30,
	2010	2009
Depreciation expense included in cost of sales	$571	$352
Depreciation and amortization included in operating expenses	440	421
Total depreciation and amortization expense	$1,011	$773

While D&A included in operating expenses remained relatively flat, depreciation included in cost of sales in the accompanying statements of operations increased $219 to $571 in the second quarter of 2010 as a result of the purchases of ROVs and other revenue-generating capital equipment during the latter half of 2009 and first half of 2010.

Net interest expense. Net interest expense for the second quarter 2010 was $143 compared to $66 for the same prior year period.  Net interest expense for each period was generated by our outstanding bank debt, capital leases and subordinated debenture, offset by interest income on cash balances.

Income tax expense.  For the second quarter 2010, we have recorded a full valuation allowance of our deferred tax assets.

EBITDA. EBITDA is a non-US GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; and to assess our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and to assess the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under US GAAP and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with US GAAP. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with US GAAP. EBITDA for the second quarter 2010 was $724 compared to negative $1,644 for the same period last year.  This improvement was primarily driven by the increase in gross profit and lower SG&A expenses.

	Three Months Ended
	June 30,
	2010	2009
Net loss	$(452)	$(1,761)
Add back interest expense, net of interest income	143	66
Add back depreciation and amortization expense	1,011	773
Add back income tax expense (benefit)	22	(722)
EBITDA	$724	$(1,644)

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues.   Revenues increased by $2,933, or 22 percent to $16,236 for the six months ended June 30, 2010 from $13,303 for the same period last year. The increase was due primarily to increased revenues from the production of products for deepwater projects and ROV and other related services.  During the first half of 2010, we operated our plant at over 25 percentage points greater capacity for the production of buoyancy compared to the same period last year. The higher demand for our ROV and other related services during the first six months of 2010 resulted primarily from customers commencing work that had previously been delayed, projects supporting the oil spill relief efforts and work related to the increased emphasis on inspection and safety as a result of the oil spill.

Gross Profit.  Gross profit increased $1,367 to $5,533 for the six months ended June 30, 2010, an increase of 33 percent over the same period of the prior year, reflecting an overall improvement in the gross profit margin from 31 percent to 34 percent.  The increase in gross profit and gross profit margin was due to the increased revenues described above and to the revenue mix which included higher margin ROV services and engineered subsea projects than during the same period last year. The increase in the gross margin percent was offset partially by the increase in depreciation expense related to revenue-generating capital equipment to $1,107 from $697 which was included in cost of sales. The increase in depreciation for 2010 resulted from the purchases of ROVs and other revenue-generating capital equipment during the latter half of 2009 and first half of 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) include rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  SG&A for the six months ended June 30, 2010 was $6,977 compared to $6,717 for the same period last year; an increase of $260, or 4 percent. Management began a company-wide cost reduction program during the second quarter of 2009 which is continuing during 2010. While we had reductions in payroll and related benefits of $355, office and utilities of $225 and other SG&A of $323 during the six months ended June 30, 2010 compared to the same period last year, this reduction was offset by an increase in accounting and legal fees of $121, an increase in non-cash share-based compensation of $132 and expenses associated with the purchase of Cuming Corporation of $324.  Additionally, during the six months ended June 30, 2009, we reversed an accrual of $586 for registration penalty expense that was accrued during fiscal 2008. The reversal resulted from the Company receiving a different interpretation of the penalty clause in the 2008 private placement.

Depreciation and amortization expense.  Depreciation and amortization expense (“D&A”) is as follows:

	Six Months Ended
	June 30,
	2010	2009
Depreciation expense included in cost of sales	$1,107	$697
Depreciation and amortization included in operating expenses	882	827
Total depreciation and amortization expense	$1,989	$1,524

While D&A included in operating expenses remained relatively flat, depreciation included in cost of sales in the accompanying statements of operations increased $410 to $1,107 for the six months ended June 30, 2010 as a result of the purchases of ROVs and other revenue-generating capital equipment during the latter half of 2009 and first half of 2010.

Net interest expense. Net interest expense for the six months ended June 30, 2010 was $274 compared to $112 for the same prior year period.  Net interest expense for each period was generated by our outstanding bank debt, capital leases and subordinated debenture, offset by interest income on cash balances.

Income tax expense.  For the six months ended June 30, 2010, we have recorded a full valuation allowance of our deferred tax assets.

EBITDA. EBITDA is a non-US GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; and to assess our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and to assess the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under US GAAP and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with US GAAP. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with US GAAP. EBITDA for the six months ended June 30, 2010 was negative $286 compared to negative $1,843 for the same period last year.  This improvement was primarily driven by the increase in gross profit, partially offset by higher SG&A expenses.

	Six Months Ended
	June 30,
	2010	2009
Net loss	$(2,588)	$(2,491)
Add back interest expense, net of interest income	274	112
Add back depreciation and amortization expense	1,989	1,524
Add back income tax expense (benefit)	39	(988)
EBITDA	$(286)	$(1,843)

Capital Resources and Liquidity

Overview

As a deepwater service provider, our revenues, profitability, cash flows, and future rate of growth are substantially dependent on the condition of the global oil and gas industry generally, and our customers’ ability to invest capital for offshore exploration, drilling and productions and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities.  Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.  We enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delay in payments by significant customers or delays in completion of our contracts for any reason.   While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective.

We will need to raise additional debt or equity capital or renegotiate or refinance our existing debt to fund working capital requirements, to support SG&A and to pay all outstanding debt maturing on April 15, 2011 under the Whitney National Bank (“Whitney”) New Amended and Restated Credit Agreement (“New Agreement”). We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our shareholders.  If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain SG&A; (ii) expand operations; (iii) hire and train new employees; (iv) respond to competitive pressures or unanticipated capital requirements; or (v) pay all outstanding debt maturing under the New Agreement. Per the terms of the New Agreement, we no longer have access to a line of credit and must rely solely on our cash position and operating cash flows for liquidity. Therefore, we are currently in discussions with several lenders who have expressed interest in refinancing our debt. While we believe that our results of operations, including gross profit and operating cash flows, will continue to improve over the remainder of the year, additional debt or equity capital may be necessary to fund working capital requirements, to support SG&A and to pay all outstanding debt under the New Agreement if our planned results of operations are not achieved.  Further, failure to achieve our planned results could result in violation of certain of our loan covenants and require us to raise additional debt or equity capital. The foregoing and other matters raise substantial doubt about our ability to continue as a going concern.

We currently plan to use our available cash for our SG&A, debt service payments and working capital. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, industry conditions, and other factors that we cannot currently predict.

As discussed in Note 9, Long-Term Debt, we entered into the New Agreement with Whitney on April 14, 2010.  Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement were waived and payment terms were restructured.  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank.  However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is an aggregate principal amount of $3,391 as of June 30, 2010, will all be due on April 15, 2011 and has been reclassified as current on our balance sheet on June 30, 2010. We no longer have any further capacity to draw upon a revolving line of credit under the New Agreement. Our ability to meet the debt covenants required by the New Agreement is primarily dependent on the adequacy of earnings before interest, taxes, depreciation and amortization. Our inability to satisfy the covenants contained in the New Agreement would constitute an event of default. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, which would have a material adverse impact on our business.

Although we believe that we will have adequate liquidity to meet our future operating requirements if our planned financial results are achieved and we will remain compliant with the covenants under the New Agreement or we will receive waivers for non-compliance, the factors described above create uncertainty. On August 4, 2010, we obtained a waiver from Whitney for our covenant noncompliance as of June 30, 2010.

Furthermore, as of December 31, 2009, Flotation was not in compliance with its covenant obligations under the TD Bank loan.  The noncompliance with such covenants under either of the Credit Agreement with Whitney and the loan agreement with TD Bank would constitute cross defaults for purposes of the other debt facility.  Flotation also obtained a waiver of its noncompliance so that such cross default has not occurred with respect to our fiscal quarter ended December 31, 2009. Compliance testing is required only at year end so no compliance test was performed at June 30, 2010. Indebtedness outstanding under the TD bank loan was $2,094 at June 30, 2010.

Between April 25 and April 30, 2010, we sold 5,150 shares of our common stock in a private placement to accredited investors at a per-share price of $0.10 resulting in total proceeds of $501, net of $14 applied to an outstanding vendor invoice for services provided, which we have used for working capital purposes.

Cash Flow from Operating Activities

During the six months ended June 30, 2010, cash provided from operating activities was $1,565 as compared to $2,734 during the same prior year period.  Cash flow from operating activities declined primarily due to a decrease in cash provided by changes in working capital.  Working capital declined primarily in an effort to manage short term liquidity and as a result of the decline in net billings in excess of costs and estimated earnings on uncompleted contracts, which relates to several large projects that are expected to be completed in fiscal year 2010 and one that is expected to be completed during 2011.

Cash Flow from Investing Activities

During the six months ended June 30, 2010, cash used in investing activities was $1,470 compared to $4,911 during the same period last year. During the six months ended June 30, 2010, we used $1,145 to purchase property and equipment and $201 for capitalized software. For the six months ended June 30, 2009, we used $4,558 to purchase property and equipment, which included $2,600 for the purchase of land and buildings plus $277 for capitalized software.

Cash Flow from Financing Activities

During the six months ended June 30, 2010, cash provided by financing activities was $112 which represented proceeds from the sale of stock of $501, offset by $389 in principal payments on long term debt.  During the six months ended June 30, 2009, cash provided by financing activities was $1,583 which consisted of borrowings of $1,830 and principle payments of $247.

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

In April 2010, the FASB issued ASU No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU 2010-12”). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to view the two Acts together for accounting purposes. We are currently assessing the impact, if any, the adoption of ASU 2010-12 will have on our disclosures, operating results, financial position and cash flows.

In October 2009 the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The statement also introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  This guidance is effective for us for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. We are currently assessing implementation of this new guidance, but do not expect a material impact on our consolidated financial statements.

See Note 3, “Recent Accounting Pronouncements,” in the notes to unaudited consolidated financial statements for information regarding recently issued accounting standards.

Refer to Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our Critical Accounting Policies.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.   Management has implemented the following changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

●
Management has increased the Board of Directors with an independent member who is a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Mark R. Hollinger joined the Board effective April 12, 2010 as an independent director and was appointed Chairman of the Audit Committee of the Board of Directors.  He has been deemed to be a financial expert.

●	Management has adopted a Code of Conduct for Management and Board of Directors effective April 2010.
●	Management implemented an anonymous “whistleblower” program effective April 2010.
●
Management has increased financial staff as of May 2010 by adding a new CFO plus a Corporate Controller who are both certified public accountants with significant financial management experience in the oilfield service sector.  Such additions have enabled Mr. Butler, our Chairman of the Board and former CFO, to focus on his duties as Chairman. Additionally, management has implemented various additional levels of financial review of transactions and forecasts.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Periodically, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between April 25 and April 30, 2010, we sold 5,150,000 shares of our common stock in a private placement to accredited investors, who purchased in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, at a per-share price of $0.10 resulting in total proceeds of $515,000.  We did not use an underwriter for this private placement. The proceeds will be used for working capital purposes; the private placement closed April 30, 2010. Investors in this private placement included certain related parties; however, no purchases by any individual investor equaled or exceeded $120,000 in this private placement.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS (update as needed)

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

10.2
ROV Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated herein by reference from Exhibit 10.32 to our Form 10-K filed with the Commission on April 15, 2010).

10.3
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

10.7
Second Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated herein by reference from Exhibit 10.37 to our Form 10-K filed with the Commission on April 15, 2010).

10.8
Second Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated herein by reference from Exhibit 10.38 to our Form 10-K filed with the Commission on April 15, 2010).

10.9 †	Employment Agreement, dated effective as of April 29, 2010, between Deep Down, Inc. and Gay Stanley Mayeux (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).

10.10
Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 6, 2010).

10.11
Waiver Agreement, dated April 28, 2010, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 6, 2010).

10.12	Escrow Agreement, dated May 3, 2010, among Deep Down, Inc., the Selling Stockholders, and Casner & Edwards, LLP (incorporated by reference from Exhibit 10.3 to our Form 8-K filed on May 6, 2010).

10.13
Amendment No. 1 to Stock Purchase Agreement, dated effective as of June 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).

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

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	August 16, 2010
Ronald E. Smith	(Principal Executive Officer)

/s/ GAY STANLEY MAYEUX	Chief Financial Officer	August 16, 2010
Gay Stanley Mayeux	(Principal Financial Officer)

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

10.2
ROV Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated herein by reference from Exhibit 10.32 to our Form 10-K filed with the Commission on April 15, 2010).

10.3
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

10.7
Second Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated herein by reference from Exhibit 10.37 to our Form 10-K filed with the Commission on April 15, 2010).

10.8
Second Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated herein by reference from Exhibit 10.38 to our Form 10-K filed with the Commission on April 15, 2010).

10.9 †	Employment Agreement, dated effective as of April 29, 2010, between Deep Down, Inc. and Gay Stanley Mayeux (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).

10.10
Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 6, 2010).

10.11
Waiver Agreement, dated April 28, 2010, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 6, 2010).

10.12	Escrow Agreement, dated May 3, 2010, among Deep Down, Inc., the Selling Stockholders, and Casner & Edwards, LLP (incorporated by reference from Exhibit 10.3 to our Form 8-K filed on May 6, 2010).

10.13
Amendment No. 1 to Stock Purchase Agreement, dated effective as of June 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).

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