Form 10-Q
period 2010-09-30
Deep Down, Inc.
filed 2010-11-19
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

At November 17, 2010, there were 205,600,630 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we”, “us” and “our” in this Quarterly Report on Form 10-Q refer collectively to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

Deep Down, Inc., a Nevada corporation (“Deep Down”), is the parent company to its wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), Mako Technologies, LLC, a Nevada limited liability company (“Mako”), Flotation Technologies, Inc., a Maine corporation (“Flotation”), and Deep Down International Holdings, LLC, a Nevada limited liability company (“DDIH”) since its formation in February 2009.

Readers should consider the following information as they review this Quarterly Report on Form 10-Q:

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes”, “expect”, “may”, “will”, “should”, “intend”, “plan”, “could”, “estimate” or “anticipate” or the negatives thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Report and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Subsequent Events

We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after November 19, 2010 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

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

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowncorp.com).  Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed or furnished such material with the SEC. The contents of our website is not, and shall not be deemed to be, incorporated into this Quarterly Report on Form 10-Q.

ii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iii

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value amounts)	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,639	$912
Accounts receivable, net of allowance of $245 and $304, respectively	5,282	7,662
Inventory	712	896
Costs and estimated earnings in excess of billings on uncompleted contracts	887	267
Deposit	882	-
Prepaid expenses and other current assets	408	225
Total current assets	11,810	9,962
Property, plant and equipment, net	19,577	20,011
Intangibles, net	11,117	12,166
Goodwill	4,916	9,429
Other assets	1,894	1,136
Total assets	$49,314	$52,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,272	$2,865
Billings in excess of costs and estimated earnings on uncompleted contracts	2,742	4,345
Deferred revenues	507	89
Current portion of long-term debt	3,843	1,497
Total current liabilities	12,364	8,796
Long-term debt, net	2,362	5,379
Total liabilities	14,726	14,175

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $0.001 par value, 490,000 shares authorized, 205,601
and 180,451 shares, respectively, issued and outstanding	206	180
Additional paid-in capital	63,147	61,161
Accumulated deficit	(28,765)	(22,812)
Total stockholders' equity	34,588	38,529
Total liabilities and stockholders' equity	$49,314	$52,704

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Revenues	$11,433	$8,426	$27,669	$21,729
Cost of sales:
Cost of sales	6,082	5,826	15,678	14,266
Depreciation expense	610	450	1,718	1,147
Total cost of sales	6,692	6,276	17,396	15,413
Gross profit	4,741	2,150	10,273	6,316
Operating expenses:
Selling, general and administrative	3,224	3,585	10,201	10,302
Depreciation and amortization	419	415	1,301	1,242
Goodwill impairment	4,513	-	4,513	-
Total operating expenses	8,156	4,000	16,015	11,544
Operating loss	(3,415)	(1,850)	(5,742)	(5,228)
Other income (expense):
Interest expense, net	(124)	(115)	(397)	(227)
Other income, net	195	4	245	15
Total other income (expense)	71	(111)	(152)	(212)
Loss before income taxes	(3,344)	(1,961)	(5,894)	(5,440)
Income tax (expense) benefit	(21)	(129)	(59)	859
Net loss	$(3,365)	$(2,090)	$(5,953)	$(4,581)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted-average common shares outstanding, basic and diluted	196,039	179,929	188,902	179,086

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(5,953)	$(4,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash impairment of goodwill	4,513	-
Share-based compensation expense	614	643
Stock issued for services	14	-
Bad debt expense	72	126
Depreciation and amortization expense	3,019	2,389
Gain on disposal of property, plant and equipment	(190)	(21)
Deferred income taxes, net	-	(909)
Changes in assets and liabilities:
Accounts receivable	2,308	6,440
Inventory	184	310
Costs and estimated earnings in excess of billings on uncompleted contracts	(620)	(40)
Prepaid expenses and other current assets	118	(287)
Other assets	(294)	(112)
Accounts payable and accrued liabilities	2,104	(289)
Deferred revenues	418	4
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,603)	933
Net cash provided by operating activities	4,704	4,606

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,693)	(5,536)
Proceeds from sale of property, plant and equipment	251	53
Investment in joint venture	(25)	(150)
Proceeds from final settlement of acquisition of Flotation	-	58
Cash paid for capitalized software	(245)	(383)
Proceeds from note receivable	(94)	(23)
Change in restricted cash	-	136
Net cash used in investing activities	(1,806)	(5,845)

Cash flows from financing activities:
Proceeds from sale of common stock	501	-
Borrowings of long-term debt	-	3,000
Repayments of long-term debt	(672)	(360)
Net cash (used in) provided by financing activities	(171)	2,640
Change in cash and equivalents	2,727	1,401
Cash and cash equivalents, beginning of period	912	2,495
Cash and cash equivalents, end of period	$3,639	$3,896

Supplemental schedule of noncash operating, investing and financing activities:
Prepaid insurance purchased with debt	$305	$-
Fixed assets purchased with debt	$-	$2,100
Fixed assets purchased with capital lease	$-	$92
Fixed assets transferred to other assets	$100	$-
Stock issued for deposit	$882	$-
Restricted stock issued for service	$2	$3

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

Principles of Consolidation

The unaudited consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly-owned subsidiaries for the nine months ended September 30, 2010 and 2009.  All intercompany transactions and balances have been eliminated.

Segments

For the nine months ended September 30, 2010 and 2009, the operations of Deep Down’s operating segments, Deep Down Delaware, ElectroWave, Mako and Flotation, have been aggregated into a single reporting segment. While the operating segments have different product lines, they are very similar. They are all service-based operations revolving around our expertise in the deepwater industry, and any equipment is produced to customer-specified designs and engineered using Deep Down personnel expertise, with installation and project management being part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are based in the United States, although we also generate revenues from international customers.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

 Note 2: Liquidity and Financial Condition

As a deepwater service provider, our revenues, profitability, cash flows, and future rate of growth are substantially dependent on the condition of the global oil and gas industry generally, and our customers’ ability to invest capital for offshore exploration, drilling and production and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities.  Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.  We enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delay in payments by significant customers or delays in completion of our contracts for any reason.   While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective.  We are dependent on our cash flows from operations to fund our working capital requirements and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations, which may require us to raise additional debt or equity capital. There can be no assurance that we could raise additional capital.

The Whitney National Bank (“Whitney”) Amended and Restated Credit Agreement (“New Agreement”) becomes due on April 15, 2011 and we will need to raise additional debt or equity capital or renegotiate the existing debt prior to the expiration date. Therefore, we are currently in discussions with several lenders who have expressed interest in refinancing our debt. Our plan is to refinance the debt under the Whitney New Agreement in conjunction with obtaining financing to consummate the purchase of Cuming Corporation.  See additional discussion in Note 17, Subsequent Events. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. If we are unable to raise additional capital or renegotiate our existing debt, this would have a material adverse impact on our business or would raise substantial doubt about our ability to continue as a going concern.  As of September 30, 2010, we were in compliance with all financial covenants under the New Agreement.

Although we believe that we will have adequate liquidity to meet our future operating requirements if our planned financial results are achieved, and we will be able to raise additional capital or renegotiate our existing debt, the factors described above create uncertainty.

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

Our financial instruments consist primarily of cash equivalents, trade receivables and payables and debt instruments.  The carrying values of cash, accounts receivable, and accounts payable approximate their fair values due to the short-term maturity of these instruments. Our long term debt was valued using techniques that require inputs that are both significant to the fair value measurement and unobservable (Level 3), specifically treasury rates adjusted for our credit risk premium.  At September 30, 2010, our debt, excluding capital leases, had a carrying value of $5,776 and a fair value of $5,118.

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

Note 5: Inventory

The components of inventory are summarized below:

	September 30, 2010	December 31, 2009

Raw materials	$587	$765
Work in progress	91	84
Finished goods	34	47
Total inventory	$712	$896

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 6: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Deferred Revenues

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below:

	September 30, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$6,221	$4,050
Estimated earnings on uncompleted contracts	973	2,212
	7,194	6,262
Less: Billings to date on uncompleted contracts	(9,049)	(10,340)
	$(1,855)	$(4,078)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$887	$267
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,742)	(4,345)
	$(1,855)	$(4,078)

At September 30, 2010 and December 31, 2009, the asset balances of $887 and $267, respectively, were related to several contracts that are projected to be completed during fiscal 2010. The balances in billings in excess of costs and estimated earnings on uncompleted contracts at September 30, 2010 and December 31, 2009, were $2,742 and $4,345, respectively, and consisted of significant milestone billings, primarily related to a large fabrication project for which we had suspended work until we received payment from the customer, plus several smaller contracts that are expected to be completed in fiscal 2010. We received progress payments for the large fabrication project and recommenced work on this project during the third quarter of 2010 and expect to complete this work in 2011.

At September 30, 2010 and December 31, 2009, we reported deferred revenue liability balances of $507 and $89, respectively. These balances represented prepayments or deposits on time and material and rental projects for which work has not yet been performed. We expect to recognize the deferred revenue at September 30, 2010 during the fourth quarter of 2010.

Note 7: Property, Plant and Equipment

The components of net property, plant and equipment are summarized below:

	September 30, 2010	December 31, 2009
Land	$1,954	$1,954
Buildings and improvements	5,458	5,458
Leasehold improvements	278	313
Equipment	15,059	13,773
Furniture, computers and office equipment	1,127	1,154
Construction in progress	1,142	954
Total property, plant and equipment	25,018	23,606
Less: Accumulated depreciation	(5,441)	(3,595)
Property, plant and equipment, net	$19,577	$20,011

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

On May 29, 2009, we consummated a purchase transaction with JUMA Properties, LLC (“JUMA”), a company owned by Ronald E. Smith, President, CEO and Director of Deep Down, and wife Mary L. Budrunas, Corporate Secretary and Director of Deep Down.  Pursuant to a Purchase and Sale Agreement dated May 22, 2009, we acquired certain property and improvements located in Channelview, Texas, where certain of our operations are currently located (the “Channelview Property”). The Channelview Property consists of 8.203 acres and was purchased for $2,600. The transaction was conducted on an arms-length basis, with the purchase price being determined primarily on the basis of an independent appraisal, and in accordance with normal terms and conditions. See additional discussion in Note 10, Long-Term Debt.  Prior to May 29, 2009, we leased the Channelview Property from JUMA at a base rate of $15 per month.  In connection with the purchase of the Channelview Property, the lease between us and JUMA was terminated.   We incurred no early termination penalties from JUMA in connection with this termination.

Note 8: Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. We evaluate the carrying value of goodwill annually on December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse decline in stock price and market capitalization, or an adverse change in business or the business climate or unanticipated competition. For purposes of our annual impairment test, our reporting units are the same as our operating segments discussed above.

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

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

We have assessed the current market conditions and have concluded, as of September 30, 2010, that a triggering event had occurred that required an impairment analysis of goodwill for each reporting unit.  Management’s calculations indicated, due to a number of factors, including the current global economic environment, increased costs of capital and the decrease in our market capitalization, that the calculations for the reporting units of Mako and Flotation each indicated their respective net book value exceeded its fair value and, accordingly, we estimated the implied fair value of the goodwill for each reporting unit. The calculation for Deep Down Delaware did not indicate any impairment of goodwill.  We used the estimated fair value of each reporting unit from the first step as the purchase price in a hypothetical acquisition of the respective reporting unit. We recognized a goodwill impairment of $2,430 for Mako and $2,083 for Flotation reporting units for the nine months ended September 30, 2010.  The impairment was recorded in operating expenses in the consolidated statement of operations for the three and nine months ended September 30, 2010. This non-cash charge did not impact our liquidity position, debt covenants or cash flows.

We estimated the fair value of the reporting units using discounted cash flows and earnings multiples of comparable publicly traded companies. The key discounted cash flow assumptions used to determine the fair value of our reporting units included: a) cash flow periods of six years with various annual revenue growth rates as estimated by management, b) terminal values based on the terminal cash flow growth rate and the capitalization rate (weighted average cost of capital – terminal growth rate) and c) a weighted average cost of capital of 26.2 percent and 27.9 percent for Flotation and Mako, respectively. The remaining goodwill by reporting unit was $4,472, $444 and $0 for the Delaware, Mako and Flotation reporting units, respectively, as of September 30, 2010. As a result of the adjustments discussed above, approximately $444 of our goodwill is recorded at fair value as of September 30, 2010, based upon Level 3 inputs.  Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Unanticipated changes in revenue, gross margin, long-term growth factor or discount rate could result in a material impact on the estimated fair values of our reporting units which could result in additional goodwill impairment in future periods.

The change in the carrying value of goodwill during the nine months ended September 30, 2010 is set forth below:

Carrying amount as of December 31, 2009	$9,429
Goodwill impairment	(4,513)
Carrying amount as of September 30, 2010	$4,916

Note 9: Intangible Assets

Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.  Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Estimated intangible asset values, net of recognized amortization expense include the following:

		September 30, 2010			December 31, 2009
	Estimated	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationship	6-14 Years	$3,515	$(1,082)	$2,433	$3,515	$(786)	$2,729
Non-compete covenant	3-5 Years	1,119	(905)	214	1,119	(678)	441
Trademarks	25-40 Years	3,110	(245)	2,865	3,110	(174)	2,936
Technology	10 Years	6,808	(1,203)	5,605	6,808	(748)	6,060
Total		$14,552	$(3,435)	$11,117	$14,552	$(2,386)	$12,166

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

We have assessed the current market conditions and have concluded, as of September 30, 2010, that a triggering event had occurred that required an impairment analysis of long-lived intangible assets. For the nine months ended September 30, 2010, the analysis determined that there was no impairment of long-lived assets as of September 30, 2010.  Fair values for technology and customer relationships were based upon an excess earnings methodology. Fair value for non-compete agreements was based on the expected differential cash flow of the reporting unit between “with non-compete agreements” and “without” non-compete agreements scenarios.

Note 10: Long-Term Debt

The components of long-term debt are summarized below:

	September 30, 2010	December 31, 2009
Secured credit agreement - Whitney Bank	$3,151	$3,694
Secured credit agreement - TD Bank	2,079	2,125
Other bank loans	46	63
Total bank debt	5,276	5,882
6% Subordinated debenture	500	500
Capital lease obligations	429	494
Total debt	6,205	6,876
Less: Current portion of long-term debt	(3,843)	(1,497)
Long-term debt, net of current portion	$2,362	$5,379

Overview

We entered into the New Agreement with Whitney, dated as of April 14, 2010, to address covenant violations we had under our Credit Agreement which we originally entered into on November 11, 2008.  Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement were waived and payment terms were restructured.  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank. However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is an aggregate principal amount of $3,151 at September 30, 2010, will be due on April 15, 2011, unless we are able to refinance all or a portion of such indebtedness. Additionally, we no longer have access to a line of credit under the New Agreement.  As of September 30, 2010, we were in compliance with all financial covenants under the New Agreement.

Whitney Credit Agreement

We originally entered into our Credit Agreement with Whitney in November 2008.  The Credit Agreement originally provided a commitment to lend to us the lesser of $2,000 or 80 percent of eligible receivables (generally defined as current due accounts receivable in which the lender has a first priority security interest).  All of this commitment was also available for Whitney to issue letters of credit (“L/C”) for our benefit.  In December 2008, we then entered into an amendment of the Credit Agreement that provided for us to receive a term loan in the principal amount of $1,150.  Then, in May 2009, we entered into another amendment to the Credit Agreement providing for us to receive another term loan in the principal amount of $2,100.  We used the proceeds from the December 2008 term loan to purchase a piece of equipment (a remotely operated vehicle) and we used the proceeds of the May 2009 term loan to purchase real property in Channelview, Texas.  There was $850 outstanding under the revolving credit line available under the Credit Agreement on December 31, 2009. We issued an irrevocable transferable standby L/C in the ordinary course of business, with an annual commission rate of 2.4 percent for $1,107 during the year ended December 31, 2009 related to a large contract that is expected to be completed during 2011.  The New Agreement does not obligate Whitney to issue new L/Cs, however on September 1, 2010, Whitney did renew the aforementioned L/C under the same terms for a period of one year to expire on August 31, 2011. We paid the annual commission in advance, and the L/C will remain in effect until it expires, even though the New Agreement expires April 15, 2011.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

We were originally obligated to repay the December 2008 term loan on the basis of monthly installments of $35, with the initial payment on February 1, 2009 and a final payment on January 2, 2012.  Outstanding amounts of principal of the December 2008 term loan accrue interest at a rate of 6.5 percent per annum.  Under the terms of the New Agreement, the monthly installment payments and interest rate of the December 2008 term loan remain the same and the final balloon payment of $347 is now due on April 15, 2011. As of September 30, 2010, the outstanding principal amount of the December 2008 term loan was $540.

We were originally obligated to repay the May 2009 term loan on the basis of monthly installments of $18, with the initial payment on June 1, 2009 and a final payment on May 1, 2024.  Outstanding amounts of principal of the May 2009 term loan accrue interest at a rate of 6.5 percent per annum.  Under the terms of the New Agreement, the monthly installment payments and interest rate of the May 2009 term loan remain the same, and the final balloon payment of $1,927 is now due on April 15, 2011.  As of September 30, 2010, the outstanding principal amount of the May 2009 term loan was $1,961.

Upon entry into the New Agreement in April 2010, our indebtedness in the amount of $850 outstanding under the revolving credit line of the Credit Agreement was converted to a term loan. This term loan requires us to make monthly installments in the amount of $40 plus the amount of accrued and unpaid interest beginning on May 1, 2010 and a final balloon payment of $410 on April 15, 2011. Outstanding amounts of principal of the April 2010 term loan accrue interest at a rate of 6.5 percent per annum. As of September 30, 2010, the outstanding principal amount of the April 2010 term loan was $650.

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

Prior to entry into the New Agreement, we were not in compliance with the financial covenants of the original Credit Agreement as of December 31, 2009.  However, the New Agreement provides for the waiver of such noncompliance and establishes new financial covenants in this regard.  Beginning with the quarter ended June 30, 2010, and for each quarter thereafter, we are obligated to comply with the following financial covenants: (i) total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not greater than 3.0 to 1.0 (“Leverage Ratio”), consolidated EBITDA to consolidated net interest expense and principal payments on the total debt greater than 1.5 to 1.0 (“Fixed Charge Coverage Ratio”), and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets”, plus 50 percent of net income, after provision for taxes (“Tangible Net Worth”) in excess of $15,000.  The calculation of EBITDA, with regards to the Leverage Ratio and Fixed Charge Coverage Ratio, allows us to deduct certain non-cash items, specifically asset impairment charges as of December 31, 2009 and going forward.  As of September 30, 2010, we were in compliance with all financial covenants under the New Agreement. Under the New Agreement, we continue to have obligations for other covenants, including limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.

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

Note 11: Private Placement

Between April 25 and April 30, 2010, we sold 5,150 shares of our common stock in a private placement to accredited investors at a per-share price of $0.10 resulting in total proceeds of $501, net of $14 applied to an outstanding vendor invoice for services provided, which we used for working capital purposes.

Note 12: Share-based Compensation

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”) which authorizes the grants of warrants, options, restricted common or convertible preferred stock and other equity awards (“Equity Awards”). Share-based compensation is recognized as provided under the applicable authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. We expense all stock options on a straight-line basis, net of forfeitures, over the requisite expected service periods.  Under the Plan, the total number of Equity Awards permitted is 15 percent of issued and outstanding common shares.  Based on the shares of common stock outstanding at September 30, 2010, there were approximately 11,082 Equity Awards available for grant under the Plan as of that date.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Restricted Stock

In May 2010, we granted 1,000 restricted shares, par value $0.001 per share for a total of $1, to an executive.  The shares were valued at $0.0875 per share and vest over three years in equal tranches on the grant date anniversary, with continued employment; we are amortizing the related share-based compensation of $87.5 over the three-year requisite service period.

In May 2010, we granted 1,000 restricted shares, par value $0.001 per share for a total of $1, to an outside director.  The shares were valued at $0.0875 per share and vest over three years in equal tranches on the grant date anniversary, with continued service on our Board of Directors; we are amortizing the related share-based compensation of $87.5 over the three-year requisite service period.

For the nine months ended September 30, 2010 and 2009, we recognized a total of $162 and $377, respectively, in share-based compensation related to all outstanding shares of restricted stock.  The unamortized portion of the estimated fair value of restricted stock was $200 at September 30, 2010.

Summary of Stock Options

During the nine months ended September 30, 2010, we granted 2,250 options. Additionally, a total of 2,000 option awards which were originally issued on February 14, 2008 to executives were cancelled in March 2010 and not reissued; the related accelerated expense of $47 is included in the total share-based option expense noted below for the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we revised the estimated rate of forfeitures to 30 percent from 0 percent based on the history of stock option cancellations and management’s estimates of expected future forfeiture rates, resulting in a reduction of share-based compensation expense of $116 for the three months ended September 30, 2009.

The total share-based compensation expense recognized for stock options for the nine months ended September 30, 2010 and 2009 was $452 and $266, respectively, which for 2009 is net of the forfeiture adjustment of $116.  As of September 30, 2010, the unamortized portion of the estimated fair value of outstanding stock options was $787.

Note 13: Income Taxes

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate on interim period operations, which may vary from the statutory rate due to the impact of permanent items relative to our net income as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets in the future, due to the degree of uncertainty of these projections, Management has recorded a full valuation allowance.

We have recently received a Notice of Federal Tax Lien from the Internal Revenue Service (“IRS”) in an approximate amount of $573 for nonpayment of certain taxes. This claim relates primarily to 2007 and 2008 tax returns that were filed when the Company changed its tax year. As of the filing date of this Form 10-Q, there are differences between the IRS’ understanding and our understanding of the application of taxes to the appropriate year. While we do not believe that these taxes are correctly owed, we paid this amount to the IRS in an effort to have the lien removed in the most expeditious manner.  The IRS has indicated that the lien will be removed in the near term. We expect to receive either a full refund or a refund of the tax amount minus certain interest charges once this issue is resolved with the IRS.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 14: Related Party Transactions

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

Ronald E. Smith, President, CEO and Director of Deep Down and Eugene Butler, Executive Chairman of Deep Down, were partners in Ship and Sail, Inc. (“Ship and Sail”), a former vendor of Deep Down. During the nine months ended September 30, 2010, we made payments of $10 to Ship and Sail, and we expensed the prepaid balance of $38 as of December 31, 2009 during the first quarter of 2010. The payments and expense to Ship and Sail related to services provided by that entity for the support of the development of marine technology which is currently being marketed. Ship and Sail discontinued operations in mid-2010.

In January 2010, we loaned South Texas Yacht Services, a vendor of Deep Down, $100.  The owner of South Texas Yacht Services was in a business alliance with Ship and Sail. The note receivable, included in other assets on the unaudited consolidated balance sheet, bears interest at a rate of 5.5 percent per annum and monthly principal and interest payments in the amount of $2 commenced in April 2010. The final principal and interest payment is due March 24, 2015. As of November 19, 2010, the payments on this note were current. Additionally, as of September 30, 2010, South Texas Yacht Services is no longer a related party as they are no longer in a business alliance with Ship and Sail.

Additionally, during the nine months ended September 30, 2010, we recorded expenses to JUMA, a company owned by Ronald E. Smith, and his wife Mary L. Budrunas, Corporate Secretary and Director of Deep Down, in the amount of $28, of which $10 is included in accounts payable as of September 30, 2010.  Payments relate to the monthly rental of a boat owned by JUMA, in connection with the development of marine technology as discussed above. The board of directors approved the arrangement between JUMA and Deep Down with a termination date of December 31, 2010.

Note 15: Commitments and Contingencies

Litigation

Periodically, we are involved in legal proceedings arising from the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are not involved in any material pending legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

Letters of Credit

Certain customers could require us to issue a standby letter of credit in the normal course of business to ensure performance under terms of the contract and with associated vendors and subcontractors. In the event of default, the creditor could demand payment from the issuing bank for the amount of the L/C. Our New Agreement with Whitney provides for L/Cs, as discussed in Note 10, Long-Term Debt. During the year ended December 31, 2009, we issued a $1,107 irrevocable transferrable standby L/C in the normal course of business, with an annual commission rate of 2.4 percent. This L/C was renewed on September 1, 2010 for one year under the same terms and remains outstanding under the New Agreement as of September 30, 2010.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 16: Earnings per Common Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents (warrants, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. There were no potentially dilutive securities for the three or nine months ended September 30, 2010 and 2009 that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive or the exercise price for the outstanding warrants and options exceeded the average market price for our common stock.

Note 17: Subsequent Events

On May 3, 2010, we announced the execution of a Stock Purchase Agreement, effective as of May 3, 2010 (the “Purchase Agreement”), by and among Deep Down, Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming (the “Selling Stockholders”), pursuant to which we have agreed to purchase all of the issued and outstanding shares of Cuming’s common stock (the “Acquisition”) for a purchase price of  $47,000 (less an amount of certain liabilities to be assumed, estimated to be an approximate amount of $13,000 based upon Cuming’s balance sheet as of December 31, 2009 and further subject to a purchase price adjustment for working capital) (“Cash Price”), plus 25,000 shares of common stock of Deep Down to be delivered to the Selling Stockholders at the closing.  Upon the signing of the Purchase Agreement, Deep Down and the Selling Stockholders entered into an Escrow Agreement (the “Escrow Agreement”) pursuant to which Deep Down has deposited with an escrow agent approximately 18,000 shares of its common stock (“Escrowed Stock”) to be (i) delivered to the Selling Stockholders if Deep Down does not meet certain conditions and the Purchase Agreement is terminated or (ii) applied against Deep Down’s obligation to deliver 25,000 shares of common stock at closing.  Such shares were valued at the closing stock price of $0.049 as of September 30, 2010, for a total value of $882, which is recorded  on the deposit line on the accompanying balance sheet.

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

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

On July 13, 2010, Deep Down entered into an Amendment No. 1 to the Purchase Agreement, by and among Deep Down, Cuming and the Selling Stockholders (the “First Amendment”) dated effective as of June 30, 2010, to provide for an extension of the date on which Deep Down or the Selling Stockholders may terminate the Purchase Agreement.  The Amendment provided that either of Deep Down or the Selling Stockholders may terminate the Purchase Agreement if the Acquisition is not completed by July 31, 2010, provided the party wishing to terminate is not in breach of the Purchase Agreement.

On October 4, 2010, Deep Down entered into an Amendment No. 2 to the Purchase Agreement, by and among Deep Down, Cuming and the Selling Stockholders (the “Second Amendment”) dated effective as of July 31, 2010, to provide for an extension of the date on which Deep Down or the Selling Stockholders may terminate the Purchase Agreement.  The Second Amendment provided that either of Deep Down or the Selling Stockholders may terminate the Purchase Agreement if the Acquisition is not completed by October 31, 2010, provided the party wishing to terminate is not in breach of the Purchase Agreement.  The Second Amendment also revised the components of the purchase price from (a) approximately $37,000 in the form of a combination of cash and shares of Deep Down and the assumption of approximately $13,000 of net customer deposit liabilities based upon Cuming’s balance sheet as of December 31, 2009 to (b) a cash payment of $48,250 plus or less an amount for net customer deposit assets or net customer deposit liabilities respectively. As of October 31, 2010, Cuming estimated this additional adjustment amount to be a net customer deposit asset of approximately $1,900. Additionally, the Amendment increased the target net working capital from $9,100 to $17,350.

On November 3, 2010, Deep Down entered into an Amendment No. 3 to the Purchase Agreement, by and among Deep Down, Cuming and the Selling Stockholders (the “Third Amendment”) dated effective as of October 31, 2010, to provide for an extension of the date on which Deep Down or the Selling Stockholders may terminate the Purchase Agreement.  The Third Amendment provided that either of Deep Down or the Selling Stockholders may terminate the Purchase Agreement if the Acquisition is not completed by November 30, 2010, provided the party wishing to terminate is not in breach of the Purchase Agreement.

We intend to finance the Acquisition with a combination of debt and equity and are actively engaged in negotiating terms for such types of financings.

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

In Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all dollar and share amounts are in thousands unless otherwise indicated.

Industry and Executive Outlook

Business conditions in our industry, which began to improve globally during the second quarter of 2010, continued to show improvement during the third quarter of 2010. The financial markets, which are critical to the funding of the major offshore and deepwater projects, also continued to show some signs of stabilization and recovery and we continue to see an increase in our bidding activity.  Our international operations continued to benefit from increased demand for our products and services primarily in Brazil and West Africa and we experienced higher equipment utilization and rentals in the Gulf of Mexico (“GOM”). These factors resulted in a 36 percent increase in our revenues during the third quarter 2010 compared to the third quarter last year.

In response to the April 20, 2010, Deepwater Horizon incident (the “GOM Incident”), the United States Department of the Interior, or the DOI, ordered a moratorium on all deepwater drilling on the Outer Continental Shelf, or OCS, effective May 30, 2010. This moratorium was lifted by the DOI on October 12, 2010.  We do not expect to see drilling activity in the GOM return to levels that existed prior to GOM Incident for a significant period. The timing of a market recovery will depend upon several factors outside of our control including the securing of permits, among other required approvals, that are necessary prior to commencement of offshore operations and could impact our customers’ deepwater operations in the GOM.  However, the impact on our operations due to the duration and severity of the industry downturn and the continued impact of the GOM Incident cannot be predicted with certainty.

In response to the GOM Incident, we, like several others in the industry, provided and will continue to provide our services and equipment to support the ongoing efforts related to this incident.  There will undoubtedly be greater regulatory scrutiny and higher costs associated with finding and developing hydrocarbon reserves in deepwater, particularly in the GOM. Additionally, we believe that the international markets will be more important to our operations going forward as we continue our focus on Brazil and West Africa deepwater projects. The deepwater market remains one of the best frontiers for adding large hydrocarbon reserves with high production flow rates. We are well positioned to supply services and products required to support safe offshore and deepwater projects of our customers. Therefore, we anticipate demand for our deepwater services and products will continue to grow and we will continue to focus on this sector of the industry worldwide.

For the remainder of 2010, our focus remains on successful execution of our projects, obtaining new project awards and effective cash management.

Segments

For the nine months ended September 30, 2010 and 2009, the operations of Deep Down’s operating segments, Deep Down Delaware, ElectroWave, Mako and Flotation, have been aggregated into a single reporting segment. While the operating segments have different product lines, they are very similar. They are all service-based operations revolving around our expertise in the deepwater industry, and any equipment is produced to customer-specified designs and engineered using Deep Down personnel expertise, with installation and project management being part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are based in the United States, although we also generate revenues from international customers.

Recent Events

On May 3, 2010, we announced the execution of a Stock Purchase Agreement, effective as of May 3, 2010 (the “Purchase Agreement”), by and among Deep Down, Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming (the “Selling Stockholders”), pursuant to which we have agreed to purchase all of the issued and outstanding shares of Cuming’s common stock (the “Acquisition”) for a purchase price of approximately $47,000 (less an amount of certain liabilities to be assumed, estimated to be an approximate amount of $13,000 based upon Cuming’s balance sheet as of December 31, 2009 and further subject to a purchase price adjustment for working capital) (“Cash Price”), plus 25,000 shares of common stock of Deep Down to be delivered to the Selling Stockholders at the closing.  Upon the signing of the Purchase Agreement, Deep Down and the Selling Stockholders entered into an Escrow Agreement (the “Escrow Agreement”) pursuant to which Deep Down has deposited with an escrow agent approximately 18,000 shares of its common stock (“Escrowed Stock”) to be (i) delivered to the Selling Stockholders if Deep Down does not meet certain conditions and the Purchase Agreement is terminated or (ii) applied against Deep Down’s obligation to deliver 25,000 shares of common stock at closing.

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

On July 13, 2010, Deep Down entered into an Amendment No. 1 to the Purchase Agreement, by and among Deep Down, Cuming and the Selling Stockholders (the “First Amendment”) dated effective as of June 30, 2010, to provide for an extension of the date on which Deep Down or the Selling Stockholders may terminate the Purchase Agreement. The Amendment provided that either of Deep Down or the Selling Stockholders may terminate the Purchase Agreement if the Acquisition is not completed by July 31, 2010, provided the party wishing to terminate is not in breach of the Purchase Agreement.

On October 4, 2010, Deep Down entered into an Amendment No. 2 to the Purchase Agreement, by and among Deep Down, Cuming and the Selling Stockholders (the “Second Amendment”) dated effective as of July 31, 2010, to provide for an extension of the date on which Deep Down or the Selling Stockholders may terminate the Purchase Agreement.  The Second Amendment provided that either of Deep Down or the Selling Stockholders may terminate the Purchase Agreement if the Acquisition is not completed by October 31, 2010, provided the party wishing to terminate is not in breach of the Purchase Agreement.  The Second Amendment also revised the components of the purchase price from (a) approximately $37,000 in the form of a combination of cash and shares of Deep Down and the assumption of approximately $13,000 of net customer deposit liabilities based upon Cuming’s balance sheet as of December 31, 2009 to (b) a cash payment of $48,250 plus or less an amount for net customer deposit assets or net customer deposit liabilities respectively. As of October 31, 2010, Cuming estimated this additional adjustment amount to be a net customer deposit asset of approximately $1,900.  Additionally, the Amendment increased the target net working capital from $9,100 to $17,350.

On November 3, 2010, Deep Down entered into an Amendment No. 3 to the Purchase Agreement, by and among Deep Down, Cuming and the Selling Stockholders (the “Third Amendment”) dated effective as of October 31, 2010, to provide for an extension of the date on which Deep Down or the Selling Stockholders may terminate the Purchase Agreement.  The Third Amendment provided that either of Deep Down or the Selling Stockholders may terminate the Purchase Agreement if the Acquisition is not completed by November 30, 2010, provided the party wishing to terminate is not in breach of the Purchase Agreement.

We intend to finance the Acquisition with a combination of debt and equity and are actively engaged in negotiating terms for such types of financings.

On April 28, 2010, we obtained a waiver from Whitney National Bank relating to a covenant provision in the Amended and Restated Credit Agreement dated April 14, 2010 that prohibits us from committing to make an investment or purchase any equity interest in another entity.

We have recently received a Notice of Federal Tax Lien from the Internal Revenue Service (“IRS”) in an approximate amount of $573 for nonpayment of certain taxes. This claim relates primarily to 2007 and 2008 tax returns that were filed when the Company changed its tax year. As of the filing date of this Form 10-Q, there are differences between the IRS’ understanding and our understanding of the application of taxes to the appropriate year. While we do not believe that these taxes are correctly owed, we paid this amount to the IRS in an effort to have the lien removed in the most expeditious manner.  The IRS has indicated that the lien will be removed in the near term. We expect to receive either a full refund or a refund of the tax amount minus certain interest charges once this issue is resolved with the IRS.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues.   Revenues increased by $3,007, or 36 percent to $11,433 for the third quarter 2010 from $8,426 for the same quarter last year. The increase in revenues was due primarily to higher utilization of equipment, ROVs and personnel, increased equipment and tooling rentals, greater demand for engineered subsea projects (including installation support services) and increased manufacture of products for deepwater projects.  The higher demand is attributable to the increased demand for our products and services primarily in Brazil and West Africa and higher equipment and personnel utilization and more rentals in the GOM.

Gross Profit.  Gross profit increased $2,591 to $4,741 for the third quarter 2010, an increase of 121 percent over the same period of the prior year, reflecting an overall increase in the gross profit margin from 26 percent to 41 percent.  The increase in gross profit and gross profit margin was due to the increased revenues described above and to the larger percentage of service rather than product revenue during the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) include rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  SG&A for the third quarter 2010 was $3,224 compared to $3,585 for the same quarter last year; a decrease of $361, or 10 percent. Management began a company-wide cost reduction program during the third quarter of 2009 which is continuing during 2010. While we had reductions in payroll and related benefits of $261, non-cash share-based compensation of $161, office and utilities of $82 and net other SG&A of $210 during the third quarter 2010 compared to the third quarter of last year, these reductions were offset by an increase in accounting and legal fees of $153, advertising of $116, and expenses associated with the purchase of Cuming Corporation of $84.

Depreciation and amortization expense.  While depreciation and amortization expense included in operating expenses remained relatively flat, depreciation included in cost of sales in the accompanying statements of operations increased $160 to $610 in the third quarter of 2010 as a result of the purchases of ROVs and other revenue-generating capital equipment during the latter half of 2009 and first half of 2010.

Goodwill impairment. As of September 30, 2010, we recognized an impairment to goodwill in the amount of $4,513 related to the Flotation and Mako reporting units. The Deep Down Delaware reporting unit did not have any impairment as of September 30, 2010 since the fair value of that reporting unit exceeded the carrying value by 11 percent. Goodwill allocated to Deep Down Delaware was $4,472 at September 30, 2010. See further discussion of the related analysis in Note 8 to the unaudited consolidated financial statements included in this Form 10-Q.  There are a number of assumptions underlying the goodwill valuation. Should the results of operations decline, this could have a negative effect on the assumptions.

Net interest expense. Net interest expense for the third quarter 2010 was $124 compared to $115 for the same prior year period.  Net interest expense for each period was generated by our outstanding bank debt, capital leases and subordinated debenture, offset by interest income on cash balances.

Income tax expense.  For the third quarter 2010, we have recorded a full valuation allowance of our deferred tax assets.

Adjusted EBITDA. Our management evaluates our performance based on a non-GAAP measure, Adjusted EBITDA, which consists of earnings (net income or loss) available to common shareholders before cumulative effect of accounting change, net interest expense, income taxes, non-cash stock compensation expense, non-cash impairments, depreciation and amortization and other non-cash items (“Adjusted EBITDA”).  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with U.S. GAAP. The amounts included in the Adjusted EBITDA calculation, however, are derived from amounts included in the accompanying unaudited consolidated statements of operations data.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009
Net loss	$(3,365)	$(2,090)
Add back interest expense, net of interest income	124	115
Add back depreciation and amortization expense	1,029	865
Add back income tax expense	21	129
Add back stock based compensation - non-cash	160	321
Add back goodwill impairment - non-cash	4,513	-
Adjusted EBITDA	$2,482	$(660)

Adjusted EBITDA for the third quarter 2010 was $2,482 compared to negative $660 for the same period last year.  The improvement of $3,142 was primarily driven by the increase in revenues less cost of sales before depreciation expense of $2,751, lower SG&A expenses of $361 and higher other income, net, of $191.

Nine months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

Revenues.   Revenues increased by $5,940, or 27 percent to $27,669 for the nine months ended September 30, 2010 from $21,729 for the same period last year. The increase in revenues was due primarily to higher utilization of equipment, ROVs and personnel, increased equipment and tooling rentals, greater demand for engineered subsea projects (including installation support services) and increased manufacture of products for deepwater projects. The higher demand is attributable to the increased demand for our products and services primarily in Brazil and West Africa and higher equipment and personnel utilization and rentals in the GOM.  Additionally, during the first nine months of 2010, our revenues benefited from customers commencing work that had previously been delayed, projects supporting the oil spill relief efforts and work related to the increased emphasis on inspection and safety as a result of the oil spill.

Gross Profit.  Gross profit increased $3,957 to $10,273 for the nine months ended September 30, 2010, an increase of 63 percent over the same period of the prior year, reflecting an overall improvement in the gross profit margin from 29 percent to 37 percent.  The increase in gross profit and gross profit margin was due to the increased revenues described above and to the revenue mix which included a larger percentage of service revenue rather than product revenue during the same period last year. The increase in the gross profit and gross profit percent was offset partially by the increase in depreciation expense related to revenue-generating capital equipment to $1,718 from $1,147 which was included in cost of sales in the accompanying statement of operations data (see further discussion below).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) include rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  SG&A for the nine months ended September 30, 2010 was $10,201 compared to $10,302 for the same period last year; a decrease of $101. Management began a company-wide cost reduction program during the third quarter of 2009 which is continuing during 2010. While we had reductions in payroll and related benefits of $617, office and utilities of $307, travel and related of $214 and net other SG&A of $231 during the nine months ended September 30, 2010 compared to the same period last year, this reduction was offset by an increase in accounting and legal fees of $274 and expenses associated with the purchase of Cuming Corporation of $408.  Additionally, during the nine months ended September 30, 2009, we reversed an accrual of $586 for registration penalty expense that was accrued during fiscal 2008. The reversal resulted from the Company receiving a different interpretation of the penalty clause in the 2008 private placement.

Depreciation and amortization expense.  While depreciation and amortization expense included in operating expenses remained relatively flat, depreciation included in cost of sales in the accompanying statements of operations increased $571 to $1,718 for the nine months ended September 30, 2010 as a result of the purchases of ROVs and other revenue-generating capital equipment during the latter half of 2009 and first half of 2010.

Goodwill impairment. As of September 30, 2010, we recognized an impairment to goodwill in the amount of $4,513 related to the Flotation and Mako reporting units. The Deep Down Delaware reporting unit did not have any impairment as of September 30, 2010 since the fair value of that reporting unit exceeded the carrying value by 11 percent. Goodwill allocated to Deep Down Delaware was $4,472 at September 30, 2010. See further discussion of the related analysis in Note 8 to the unaudited consolidated financial statements included in this Form 10-Q. There are a number of assumptions underlying the goodwill valuation. Should the results of operations decline, this could have a negative effect on the assumptions.

Net interest expense. Net interest expense for the nine months ended September 30, 2010 was $397 compared to $227 for the same prior year period.  Net interest expense for each period was generated by our outstanding bank debt, capital leases and subordinated debenture, offset by interest income on cash balances.

Income tax expense.  For the nine months ended September 30, 2010, we have recorded a full valuation allowance of our deferred tax assets.

Adjusted EBITDA. Our management evaluates our performance based on a non-GAAP measure, Adjusted EBITDA, which consists of earnings (net income or loss) available to common shareholders before cumulative effect of accounting change, net interest expense, income taxes, non-cash stock compensation expense, non-cash impairments, depreciation and amortization and other non-cash items.  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with U.S. GAAP. The amounts included in the Adjusted EBITDA calculation, however, are derived from amounts included in the accompanying unaudited consolidated statements of operations data.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009
Net loss	$(5,953)	$(4,581)
Add back interest expense, net of interest income	397	227
Add back depreciation and amortization expense	3,019	2,389
Add back income tax expense (benefit)	59	(859)
Add back stock based compensation - non-cash	614	643
Add back goodwill impairment - non-cash	4,513	-
Adjusted EBITDA	$2,649	$(2,181)

Adjusted EBITDA for the nine months ended September 30, 2010 was $2,649 compared to negative $2,181 for the same period last year. The $4,830 improvement was primarily driven by the increase revenues less cost of sales before depreciation expense of $4,528, higher other income, net, of $230, and lower SG&A expenses of $101.

Capital Resources and Liquidity

Overview
As a deepwater service provider, our revenues, profitability, cash flows, and future rate of growth are substantially dependent on the condition of the global oil and gas industry generally, and our customers’ ability to invest capital for offshore exploration, drilling and production and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities.  Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.  We enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delay in payments by significant customers or delays in completion of our contracts for any reason.   While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective.  We are dependent on our cash flows from operations to fund our working capital requirements and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations, which may require us to raise additional debt or equity capital. There can be no assurance that we could raise additional capital.

The Whitney New Agreement becomes due on April 15, 2011 and we will need to raise additional debt or equity capital or renegotiate the existing debt prior to the expiration date. Therefore, we are currently in discussions with several lenders who have expressed interest in refinancing our debt. Our plan is to refinanced debt under the Whitney New Agreement in conjunction with obtaining financing to consummate the purchase of Cuming Corporation.  We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. If we are unable to raise additional capital or renegotiate our existing debt, this would have a material adverse impact on our business or would raise substantial doubt about our ability to continue as a going concern. As of September 30, 2010, we were in compliance with all financial covenants under the New Agreement.

Although we believe that we will have adequate liquidity to meet our future operating requirements, if our planned financial results are achieved, and we will be able to raise additional capital or renegotiate our existing debt, the factors described above create uncertainty.

As of December 31, 2009, Flotation was not in compliance with its covenant obligations under the TD Bank loan.  The noncompliance with such covenants under either of the Credit Agreement with Whitney and the loan agreement with TD Bank would constitute cross defaults for purposes of the other debt facility.  Flotation obtained a waiver of its noncompliance so that such cross default did not occur with respect to our fiscal quarter ended December 31, 2009. Compliance testing is required only at year end so no compliance test was performed at September 30, 2010. Indebtedness outstanding under the TD bank loan was $2,079 at September 30, 2010.

Between April 25 and April 30, 2010, we sold 5,150 shares of our common stock in a private placement to accredited investors at a per-share price of $0.10 resulting in total proceeds of $501, net of $14 applied to an outstanding vendor invoice for services provided, which we have used for working capital purposes.

Cash Flow from Operating Activities

During the nine months ended September 30, 2010, cash provided by operating activities was $4,704 as compared to $4,606 during the same prior year period.  Cash flow from operating activities was impacted by a $1,371 increase in net loss, which was offset by a decrease in accounts receivable of $4,132.  Non-cash depreciation and amortization increased by $630 compared to the prior year period due to property, plant and equipment purchases in late 2009 and 2010, and we recorded a non-cash impairment of goodwill of $4,513 during the nine months ended September 30, 2010.

Cash Flow from Investing Activities

During the nine months ended September 30, 2010, cash used in investing activities was $1,806 compared to $5,845 during the same period last year. During the nine months ended September 30, 2010, we used $1,693 to purchase property and equipment and $245 for capitalized software. For the nine months ended September 30, 2009, we used $5,536 to purchase property and equipment related to plant improvements and the purchase of ROVs, plus $383 for capitalized software.

Cash Flow from Financing Activities

During the nine months ended September 30, 2010, cash used for financing activities was $171 which represented net proceeds from the sale of stock of $501, offset by $672 in principal payments on long term debt.  During the nine months ended September 30, 2009, cash provided by financing activities was $2,640 which consisted of borrowings of $3,000 and principle payments of $360.

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

See Note 3, “Recent Accounting Pronouncements”, in the notes to unaudited consolidated financial statements for information regarding recently issued accounting standards.

Refer to Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our Critical Accounting Policies.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.   During the quarter ended September 30, 2010, Management did not implement any changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Periodically, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

We have recently received a Notice of Federal Tax Lien from the Internal Revenue Service (“IRS”) in an approximate amount of $573 for nonpayment of certain taxes. This claim relates primarily to 2007 and 2008 tax returns that were filed when the Company changed its tax year. As of the filing date of this Form 10-Q, there are differences between the IRS’ understanding and our understanding of the application of taxes to the appropriate year. While we do not believe that these taxes are correctly owed, we paid this amount to the IRS in an effort to have the lien removed in the most expeditious manner.  The IRS has indicated that the lien will be removed in the near term. We expect to receive either a full refund or a refund of the tax amount minus certain interest charges once this issue is resolved with the IRS.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between April 25 and April 30, 2010, we sold 5,150,000 shares of our common stock in a private placement to accredited investors, who purchased in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933, at a per-share price of $0.10 resulting in total proceeds of $501,000, net of $14,000 applied to an outstanding vendor invoice for services provided.  We did not use an underwriter for this private placement. The proceeds were used for working capital purposes; the private placement closed April 30, 2010. Investors in this private placement included certain related parties; however, no purchases by any individual investor equaled or exceeded $120,000 in this private placement.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index of Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

3.1
Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on November 12, 2008).

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on November 12, 2008).

10.1
Amended and Restated Credit Agreement, entered into as of April 14, 2010, between Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. (incorporated by reference from Exhibit 10.31 to our Form 10-K filed with the Commission on April 15, 2010).

10.2
Amendment No. 1 to Stock Purchase Agreement, dated effective as of June 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).

10.3
Amendment No. 2 to Stock Purchase Agreement, dated effective as of July 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 8, 2010).

10.4
Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K/A filed on November 9, 2010).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

________________
* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	November 19, 2010
Ronald E. Smith	(Principal Executive Officer)

/s/ GAY STANLEY MAYEUX	Chief Financial Officer	November 19, 2010
Gay Stanley Mayeux	(Principal Financial Officer)

INDEX TO EXHIBITS

3.1
Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on November 12, 2008).

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on November 12, 2008).

10.1
Amended and Restated Credit Agreement, entered into as of April 14, 2010, between Deep Down, Inc., as borrower, and Whitney National Bank, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. (incorporated by reference from Exhibit 10.31 to our Form 10-K filed with the Commission on April 15, 2010).

10.2
Amendment No. 1 to Stock Purchase Agreement, dated effective as of June 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).

10.3
Amendment No. 2 to Stock Purchase Agreement, dated effective as of July 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 8, 2010).

10.4
Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K/A filed on November 9, 2010).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

________________
* Filed or furnished herewith.