Form 10-Q/A
period 2010-03-31
Deep Down, Inc.
filed 2011-03-08
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Explanatory Note

Deep Down, Inc., a Nevada corporation (“Deep Down” or the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 17, 2010 (the “Form 10-Q”).  This Amendment includes a restatement of the following previously filed unaudited consolidated financial statements and data (and related disclosures) (the “Restatement”): (1) the unaudited consolidated balance sheet as of March 31, 2010 and the related unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2010; (2) management’s discussion and analysis of financial condition and results of operations as of and for our three months ended March 31, 2010, contained in Part I, Item 2 of this Quarterly Report on Form 10-Q/A; and (3) certain notes to unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

As previously announced, in conjunction with an internal review meeting of Flotation Technologies, Inc., a Maine corporation (“Flotation”) and a wholly owned subsidiary of the Company, management of the Company (“Management”) reviewed the status of one of its long-term fixed price contracts (the “Contract”) that was entered into by the Company in November of 2008 and is scheduled to be completed in the third quarter of 2011. As a result of this review, Management identified errors in the percentage of completion accounting model for revenue recognition pertaining to this Contract. On January 14, 2011, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded, based on recommendations from Management, that, as a result of these errors, the Company’s unaudited interim consolidated financial statements for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 should no longer be relied on and should be restated.  The Company considered the effect of the error to be immaterial to the consolidated financial statements as of and for the year ended December 31, 2009.

The following table summarizes the financial statement caption adjustments to our previously reported unaudited consolidated statement of operations (in thousands):

Three Months Ended
March 31, 2010

Revenues	$(370)
Cost of sales	-
Operating expenses	-
Effect on operating income	$(370)

For more information regarding the restatement, please refer to Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Note 2, “Restatement of Previously Reported Unaudited Consolidated Financial Statements,” Note 7, “Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts,” and Note 14, “Earnings per Common Share” of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1; and Part I, Item 4, “Controls and Procedures.”

This Amendment sets forth the Form 10-Q in its entirety; however, this Amendment only amends and restates the Items listed above, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Form 10-Q is amended hereby. This Quarterly Report on Form 10-Q/A continues to speak as of the dates described herein, and we have not updated the disclosures contained in this Quarterly Report on Form 10-Q/A to reflect any events that occurred subsequent to such dates. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to May 17, 2010, as information in such filings may update or supersede certain information contained in this Quarterly Report on Form 10-Q/A. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are included in this Amendment and apply to the Form 10-Q, as amended by this Amendment. The certifications of our principal executive officer and principal financial officer are attached to this Quarterly Report on Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q/A

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q/A refer collectively to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

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

Readers should consider the following information as they review this Quarterly Report on Form 10-Q/A :

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q/A that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q/A speak only as of the date of this Report and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Subsequent Events

Except as modified for the effects of the Restatement, all statements contained in this Quarterly Report on Form 10-Q/A, including the forward-looking statements discussed above, are made as of May 17, 2010, unless those statements are expressly made as of another date.  We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q/A to the extent such information is affected or impacted by events, circumstances or developments occurring after May 17, 2010 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q/A , including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

Document Summaries

Descriptions of documents and agreements contained in this Quarterly Report on Form 10-Q/A are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our  Annual Report on Form 10-K for the year ended December 31, 2009, other periodic and current reports we file with the Securities and Exchange Commission (“SEC”) or this Quarterly Report on Form 10-Q/A .

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

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value amounts)	March 31, 2010	December 31, 2009
ASSETS	(As restated)
Current assets:
Cash and cash equivalents	$703	$912
Accounts receivable, net of allowance of $314 and $304, respectively	4,967	7,662
Inventory	978	896
Costs and estimated earnings in excess of billings on uncompleted contracts	733	267
Prepaid expenses and other current assets	233	225
Total current assets	7,614	9,962
Property, plant and equipment, net	19,843	20,011
Intangibles, net	11,817	12,166
Goodwill	9,429	9,429
Other assets, net	1,470	1,136
Total assets	$50,173	$52,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,939	$2,865
Billings in excess of costs and estimated earnings on uncompleted contracts	3,474	4,984
Deferred revenues	424	89
Current portion of long-term debt	1,550	1,497
Total current liabilities	9,387	9,435
Long-term debt, net	5,176	5,379
Total liabilities	14,563	14,814

Commitments and contingencies (Note 13)

Stockholders' equity:

Common stock, $0.001 par value, 490,000 shares authorized, 180,451 shares issued and outstanding	180	180
Additional paid-in capital	61,387	61,161
Accumulated deficit	(25,957)	(23,451)
Total stockholders' equity	35,610	37,890
Total liabilities and stockholders' equity	$50,173	$52,704

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended
	March 31,
(In thousands, except per share amounts)	2010	2009
	(As restated)
Revenues	$6,274	$7,103
Cost of sales	4,706	4,799
Gross profit	1,568	2,304
Operating expenses:
Selling, general and administrative	3,483	2,844
Depreciation and amortization	442	406
Total operating expenses	3,925	3,250
Operating loss	(2,357)	(946)
Other income (expense):
Interest expense, net	(131)	(46)
Other expense	(1)	(3)
Total other expense	(132)	(49)
Loss before income taxes	(2,489)	(995)
Income tax (expense) benefit	(17)	265
Net loss	$(2,506)	$(730)

Net loss per share, basic and diluted	$(0.01)	$-
Weighted-average common shares outstanding, basic and diluted	180,451	177,586

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended
	March 31,
(In thousands)	2010	2009
Cash flows from operating activities:	(As restated)
Net loss	$(2, 506)	$(730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	226	29
Bad debt expense	21	60
Depreciation and amortization	978	751
Loss (gain) on disposal of equipment	2	(3)
Deferred taxes	-	(282)
Changes in assets and liabilities:
Accounts receivable	2,674	4,290
Inventory	(82)	291
Costs and estimated earnings in excess of billings on uncompleted contracts	(466)	542
Prepaid expenses and other current assets	(8)	(30)
Other assets	(17)	-
Accounts payable and accrued liabilities	1,074	(795)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,511)	(178)
Deferred revenues	335	(9)
Net cash provided by operating activities	720	3,936

Cash flows from investing activities:
Purchases of property and equipment	(563)	(1,428)
Purchase of investment	(25)	-
Cash paid for capitalized software	(91)	-
Deposits, related party	-	(470)
Note receivable	(100)	-
Net cash used in investing activities	(779)	(1,898)

Cash flows from financing activities:
Borrowings of long-term debt	-	1,840
Repayments of long-term debt	(150)	(112)
Net cash (used in) provided by financing activities	(150)	1,728
Change in cash and equivalents	(209)	3,766
Cash and cash equivalents, beginning of period	912	2,495
Cash and cash equivalents, end of period	$703	$6,261

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

Prior period information presented in these consolidated financial statements includes reclassifications which were made to conform to the current period presentation. Specifically, depreciation expense included in cost of sales has been presented as a separate line on the face of the statements of operations.  Additionally, deferred revenues have been split out from billings in excess of costs and estimated earnings on uncompleted contracts on the face of the balance sheets.  These reclassifications had no effect on our previously reported gross profit, net loss or stockholders’ equity.

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

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Note 2: Restatement of Previously Reported Unaudited Consolidated Financial Statements

As previously announced, in conjunction with an internal review meeting of Flotation Technologies, Inc., a Maine corporation (“Flotation”) and a wholly owned subsidiary of the Company, management of the Company (“Management”) reviewed the status of one of its long-term fixed price contracts (the “Contract”) that was entered into by the Company in November of 2008 and is scheduled to be completed in the third quarter of 2011. As a result of this review, Management identified errors in the labor and burden rates applied to the project costs used in the percentage of completion accounting model which is used to determine the amount of revenue to recognize in the Company’s consolidated financial statements. Additionally, Management determined that the cost estimate at completion for the Contract was not updated in a timely manner, and that the Contract was inappropriately bifurcated between two business units instead of treating it as a single contract. On January 14, 2011, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded, based on recommendations from Management, that, as a result of these errors, the Company’s unaudited interim consolidated financial statements for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 should no longer be relied on and should be restated.  The error had no effect on the Company’s unaudited interim consolidated financial statements for the three months ended March 31, 2009.

The following tables present the effects of the Restatement to the Company’s previously reported unaudited Consolidated Balance Sheet as of March 31, 2010. The Company considered the effect of the error to be immaterial to the consolidated financial statements as of and for the year ended December 31, 2009. Accordingly, the 2009 balances reflect the correction of an immaterial error that resulted in an increase of $639 to the amounts of billings in excess of costs and estimated earnings on uncompleted contracts and accumulated deficit as reported on our consolidated balance sheet in our December 31, 2009 Form 10-K.

	March 31, 2010
ASSETS	As reported	Adjustments	As restated
Current assets:
Cash and cash equivalents	$703	$-	$703
Accounts receivable, net of allowance of $314	4,967	-	4,967
Inventory	978	-	978
Costs and estimated earnings in excess of billings on uncompleted contracts	733	-	733
Prepaid expenses and other current assets	233	-	233
Total current assets	7,614	-	7,614
Property, plant and equipment, net	19,843	-	19,843
Intangibles, net	11,817	-	11,817
Goodwill	9,429	-	9,429
Other assets	1,470	-	1,470
Total assets	$50,173	$-	$50,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,939	$-	$3,939
Billings in excess of costs and estimated earnings on uncompleted contracts	2,465	1,009	3,474
Deferred revenues	424	-	424
Current portion of long-term debt	1,550	-	1,550
Total current liabilities	8,378	1,009	9,387
Long-term debt, net	5,176	-	5,176
Total liabilities	13,554	1,009	14,563
			-
Stockholders' equity:
Common stock, $0.001 par value, 490,000 shares authorized, 180,451 shares issued and outstanding	180	-	180
Additional paid-in capital	61,387	-	61,387
Accumulated deficit	(24,948)	(1,009)	(25,957)
Total stockholders' equity	36,619	(1,009)	35,610
Total liabilities and stockholders' equity	$50,173	$-	$50,173

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The following table presents the effects of the Restatement to the Company’s previously reported unaudited Consolidated Statement of Operations for the three months ended March 31, 2010. The Restatement did not impact net loss per share for the three months ended March 31, 2010. There was no change to the Company’s previously reported unaudited Consolidated Statement of Operations data for the three months ended March 31, 2009.

	Three Months Ended March 31, 2010
	As reported	Adjustments	As restated

Revenues	$6,644	$(370)	$6,274
Cost of sales:
Cost of sales	4,170	-	4,170
Depreciation expense	536	-	536
Total cost of sales	4,706	-	4,706
Gross profit	1,938	(370)	1,568
Operating expenses:
Selling, general and administrative	3,483	-	3,483
Depreciation and amortization	442	-	442
Goodwill impairment	-	-	-
Total operating expenses	3,925	-	3,925
Operating loss	(1,987)	(370)	(2,357)
Other income (expense):
Interest expense, net	(131)	-	(131)
Other income, net	(1)	-	(1)
Total other expense	(132)	-	(132)
Loss before income taxes	(2,119)	(370)	(2,489)
Income tax expense	(17)	-	(17)
Net loss	$(2,136)	$(370)	$(2,506)

Note 3:   Liquidity and Financial Condition

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

DEEP DOWN, INC.
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

Our Credit Agreement imposes covenant restrictions on us that increase our vulnerability in the current adverse economic and industry climate, and limits our ability to obtain additional financing. We have recently amended and restated our credit facility, as discussed below and in Note 9 , Long-Term Debt, to waive our covenant noncompliance as of December 31, 2009 and to provide us more latitude in our covenants through the term of the agreement. Our ability to meet these covenants is primarily dependent on the adequacy of earnings before interest, taxes, depreciation and amortization. Our inability to satisfy the covenants contained in our Credit Agreement would constitute an event of default. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business or our ability to continue as a going concern.

We believe that we will have adequate liquidity to meet our future operating requirements if we meet our goals for results of operations, including gross profit and operating cash flows, and we remain compliant with the covenants under our Credit Agreement, however, the factors described above create uncertainty.

As discussed in Note 9 , Long-Term Debt, we entered into the New Agreement with Whitney, dated as of April 14, 2010, to address covenant violations we had under our Credit Agreement which we originally entered into on November 11, 2008.   Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement have been waived (the effect of such noncompliance would have entitled the holders of all debt under the Credit Agreement and under a loan agreement between Flotation and TD Bank, N.A. (“TD Bank”) to call such debt immediately due and payable and would have required us to classify all debt outstanding under these facilities as current in our audited consolidated balance sheet at December 31, 2009).  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank.  However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is an aggregate principal amount of $3,583 as of March 31, 2010, will all be due on April 15, 2011 and reclassified as current on our balance sheet on June 30, 2010, unless we are able to refinance all or a portion of such indebtedness, and we no longer have any further capacity to draw upon a revolving line of credit under the New Agreement.

Note 4:   Recent Accounting Pronouncements

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

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Note 6:   Inventory

The components of inventory are summarized below (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$743	$765
Work in progress	167	84
Finished goods	68	47
Total Inventory	$978	$896

Note 7: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below (in thousands):

	March 31, 2010	December 31, 2009
	(As restated)
Costs incurred on uncompleted contracts	$5,009	$3,319
Estimated earnings	976	2,304
	5,985	5,623
Less: Billings to date	(8,726)	(10, 340)
	$(2,741)	$(4,717)

Included in the accompanying consolidated
balance sheets under the following captions:
Costs and estimated earnings in excess of billings
on uncompleted contracts	$733	$267
Billings in excess of costs and estimated earnings
on uncompleted contracts	(3,474)	(4,984)
	$(2,741)	$(4,717)

At March 31, 2010 and December 31, 2009, the asset balances of $733 and $267, respectively, were related to several contracts that are projected to be completed during fiscal 2010. The balance in billings in excess of costs and estimated earnings on uncompleted contracts at March 31, 2010 and December 31, 2009, was $3,474 and $4,984 , respectively, and consisted of significant milestone billings, primarily related to a large fabrication project for which we have suspended work until we receive payment from the customer, plus several smaller contracts that are expected to be completed in fiscal 2010. We now anticipate recommencing work on the large fabrication project during the second quarter or early third quarter of 2010 and expect to complete this work early next year.

The effects of the Restatement to the Company’s previously reported components of costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2010 were as follows: a decrease in costs incurred on uncompleted contracts of $1,048, offset by an increase in estimated earnings on uncompleted contracts of $39, with the net impact of $1,009 increase to billings in excess of costs and estimated earnings on uncompleted contracts. The December 31, 2009 balances reflect the correction of an immaterial error that resulted in an increase of $639 to the amounts of billings in excess of costs and estimated earnings on uncompleted contracts, which is comprised of a decrease in costs incurred on uncompleted contracts of $731, offset by an increase in estimated earnings on uncompleted contracts of $92.

DEEP DOWN, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Note 8: Property, Plant and Equipment

The components of net property, plant and equipment are summarized below (in thousands):

	March 31, 2010	December 31, 2009	Estimated Useful Life
Land	$1,954	$1,954
Buildings and improvements	5,458	5,458	7 – 36 years
Leasehold improvements	278	313	2 – 5 years
Equipment	13,808	13,772	2 – 10 years
Furniture, computers and office equipment	1,120	1,154	2 – 7 years
Construction in progress	1,347	955
Total property, plant and equipment	23,965	23,606
Less: Accumulated depreciation	(4,122)	(3,595)
Property, plant and equipment, net	$19,843	$20,011

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

Note 9: Long-Term Debt

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

Note 10: Share -Based Compensation

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

Note 11: Income Taxes

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

Note 12: Related Party Transactions

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

Note 13: Commitments and Contingencies

Litigation

Periodically, we are involved in legal proceedings arising from the normal course of business. As of the date of this Quarterly Report on Form 10-Q/A , we are currently not involved in any pending material legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

Letters of Credit

Certain customers could require us to issue a standby letter of credit (“L/C”) in the ordinary course of business to ensure performance under terms of the contract and with associated vendors and subcontractors. In the event of default, the creditor could demand payment from the issuing bank for the amount of the L/C. Our revolving line of credit (“Revolver”) and subsequent New Agreement with Whitney, provides for L/Cs, as discussed in Note 9 above. During the year ended December 31, 2009, we issued a $1,107 irrevocable transferrable standby L/C in the normal course of business, with an annual commission rate of 2.4 percent. This L/C remains outstanding as of March 31, 2010.

Note 14: Earnings per Common Share

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

There was no impact to net loss per share from the effects of the Restatement for the three months ended March 31, 2010.

DEEP DOWN, INC.
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2009 filed with the Commission on April 15, 2010 and our unaudited consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q/A in Part I. Item 1.

Restatement

In this Quarterly Report on Form 10-Q/A, we have restated the following previously filed unaudited consolidated financial statements and data (and related disclosures) (the “Restatement”):

1.
Unaudited consolidated balance sheet as of March 31, 2010 and the related unaudited consolidated statements of operations and cash flows and any related notes to unaudited consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q/A; and

2.	Management’s discussion and analysis of financial condition and results of operations as of and for the three months ended March 31, 2010 contained herein.

The Restatement resulted from an internal review which detected errors in our percentage of completion accounting model for revenue recognition pertaining to one of our key contracts. The following discussion and analysis of our financial condition and results of operation incorporates the restated amounts. See “Explanatory Note” immediately preceding Part I of this Quarterly Report on Form 10-Q/A, Item 1 and Note 2, “Restatement of Previously Reported Unaudited Consolidated Financial Statements,” Note 7, “Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts,” and Note 14, “Earnings per Common Share” of the notes to unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for a detailed discussion of the review and effect of the Restatement. The Company considered the effect of the error to be immaterial to the consolidated financial statements as of and for the year ended December 31, 2009. Accordingly, the 2009 balances reflect the correction of an immaterial error that resulted in an increase of $639 to the amounts of billings in excess of costs and estimated earnings on uncompleted contracts and accumulated deficit as reported on our consolidated balance sheet in our December 31, 2009 Form 10-K

General

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

We believe that the economy is showing signs of stabiliziation and recovery. The price of oil has increased in the first three months of 2010; the financial markets show signs of improving, and our bidding activity is increasing. We believe the longer term outlook is still very positive for the offshore and deepwater drilling and we will continue to focus on this sector of the industry worldwide.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues.   Revenues decreased by $829, or 12 percent to $6,274 for the first quarter 2010 from $7,103 for the same quarter last year.  The decrease was primarily due to a delay in the need for our services related to new offshore developments during the first quarter of this year compared to the prior year and the continued delay of work due to non-payment by a customer for a large fabrication project, which we now anticipate recommencing during the second quarter or early third quarter 2010.  The decrease was partially offset by increased revenues from production buoyancy projects and ROV services in the Gulf of Mexico as compared to the same quarter last year.

Gross Profit.  Gross profit decreased $736 to $1,568 for the first quarter 2010, a decrease of 32 percent over the same period of the prior year, reflecting an overall reduction in the gross profit margin from 32 percent to 25 percent.  The decrease in gross profit and gross profit percent was primarily a result of the decrease in total revenues as discussed above, since some of the delayed services were generally at higher gross margins. The decrease in the gross margin percent was also impacted by an increase in depreciation expense of $191 to $536 which was included in cost of sales. The increase in depreciation for 2010 resulted from depreciation associated with the purchase of ROVs and other capital expenditures during the latter half of 2009. Depreciation expense related to revenue-generating fixed assets is recorded as cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) include rent, utilities, general office expenses, insurance, personnel and other costs necessary to conduct business operations.  SG&A for the first quarter 2010 was $3,483 compared to $2,844 for the same quarter last year; an increase of $639, or 22 percent. Management began a company-wide cost reduction program during the second quarter of 2009 which is continuing during 2010. While we had reduction in certain SG&A of $278 during the first quarter 2010 compared to the first quarter of last year, this reduction was offset by an increase in non-cash stock-based compensation of $197 and expenses associated with the purchase of Cuming Corporation of $134. Additionally, during the first quarter of 2009, we reversed an accrual of $586 for registration penalty expense that was accrued during fiscal 2008. The reversal resulted from the Company receiving a different interpretation of the penalty clause in the 2008 private placement .

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

EBITDA. EBITDA is a non-US GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; and to assess our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and to assess the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under US GAAP and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with US GAAP. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with US GAAP. EBITDA for the first quarter 2010 was negative $1,380 compared to negative $198 for the same period last year.  This reduction was primarily driven by the decrease in net income, offset by an increase in interest expense on outstanding debt, depreciation and amortization expense and reduction in income tax benefit due to the recording of a valuation allowance for the first quarter 2010.

	For the Three Months Ended
	March 31,
	2010	2009
	Restated
Net loss	$(2,506)	$(730)
Add back interest expense, net of interest income	131	46
Add back depreciation and amortization	978	751
Add back (deduct) income tax expense (benefit)	17	(265)
EBITDA	$(1,380)	$(198)

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

Our Credit Agreement imposes covenant restrictions on us that increase our vulnerability in the current adverse economic and industry climate, and limits our ability to obtain additional financing. We have recently amended and restated our credit facility, as discussed below and in Note 9 , Long-Term Debt, to waive our covenant noncompliance as of December 31, 2009 and to provide us more latitude in our covenants through the term of the agreement. Our ability to meet these covenants is primarily dependent on the adequacy of earnings before interest, taxes, depreciation and amortization. Our inability to satisfy the covenants contained in our Credit Agreement would constitute an event of default. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, either of which would have a material adverse impact on our business or our ability to continue as a going concern.

Although we believe that we will have adequate liquidity to meet our future operating requirements if our planned results of operations, including gross profit and operating cash flows, are achieved and to remain compliant with the covenants under our Credit Agreement, the factors described above create uncertainty.

As discussed in Note 9 , Long-Term Debt, we have entered into the New Agreement to address covenant violations we had under our Credit Agreement with Whitney that we originally entered into on November 11, 2008.  Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement have been waived (the effect of such noncompliance would have entitled the holders of all debt under the Credit Agreement and under a loan agreement between Flotation and TD Bank, N.A. (“TD Bank”) to call such debt immediately due and payable and would have required us to classify all debt outstanding under these facilities as current in our audited consolidated balance sheet at December 31, 2009).  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank.  However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is an aggregate principal amount of $3,583 as of March 31, 2010, will all be due on April 15, 2011 and reclassified as current on our balance sheet on June 30, 2010, unless we are able to refinance all or a portion of such indebtedness, and we no longer have any further capacity to draw upon a revolving line of credit under the New Agreement.

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

Cash Flow from Investing Activities

During the first quarter 2010, cash used in investing activities was $779 compared to $1,898 during the same quarter last year. During the first quarter 2010, we used $563 to purchase property and equipment and $91 for capitalized software.  We also incurred a note of $100 related to a vendor receivable, which is a related party (see further discussion in Note 12 - Related Party Transactions in this Form 10-Q/A ).  For the first quarter 2009, we used $1,898 to purchase property and equipment, which included $470 in deposits for the purchase of land and buildings, which transaction was completed in May 2009.

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

See Note 4 , “Recent Accounting Pronouncements,” in the notes to unaudited consolidated financial statements for information regarding recently issued accounting standards.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective due to the material weaknesses described below to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.    In connection with the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2009 due to the following material weakness:

We did not maintain effective controls over the control environment.  Specifically, we had not formally adopted a written code of business conduct and ethics that governs our employees, officers and directors.  Further, the Board of Directors does not currently have any independent members and no director qualified as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  We did not maintain the following controls: sufficient policies and procedures over the administration of our accounting and fraud risk policies, and a sufficient segregation of duties to decrease the risk of inappropriate accounting. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, this control deficiency could result in another material weakness that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

This material weakness continues to exist as of March 31, 2010.  In addition, in connection with the restatement discussed in Note 2 of the Notes to Unaudited Consolidated Financial Statements, management identified the following additional material weaknesses as of March 31, 2010:

We did not maintain effective monitoring controls.  Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training who could execute appropriate monitoring and review controls, particularly in situations where transactions were complex or non-routine. This material weakness contributed to the additional material weaknesses discussed below.
We did not have adequate controls to provide reasonable assurance that revenue was recorded in accordance with GAAP.  Specifically, we did not have appropriately designed or effectively operating management review controls performed by individuals with appropriate technical expertise to ensure that the accounting for contracts under the percentage-of-completion method was appropriate.  This material weakness resulted in material errors that caused a restatement of our interim financial statements for the period ended March 31, 2010.

We did not have an adequate internal control designed to prevent or detect and correct erroneous information in the project cost accounting application.  This material weakness resulted in material errors that caused a restatement of our interim financial statements for the period ended March 31, 2010.

Changes in Internal Control Over Financial Reporting.    There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s remediation plans. In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures, subsequent to March 31, 2010 as part of our remediation efforts in addressing the material weaknesses above:

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

•
During the fourth quarter of fiscal 2010 and into 2011, Management has increased review of the processes related to the recognition of revenue accounted for under the percentage of completion methodology, including the timely review of cost estimates at completion for percentage of completion contracts. Effective with the Restatement and during the fourth quarter of fiscal 2010, Management corrected the errors identified in the labor and burden rates applied to the project costs used in the percentage of completion accounting model.

 PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Periodically, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q/A , we are currently not involved in any pending, material legal proceedings.

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

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index of Exhibits of this Quarterly Report on Form 10-Q/A , which is incorporated herein by reference.

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

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President and CEO	March 8, 2011
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer	March 8, 2011
Eugene L. Butler	(Principal Financial Officer)

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