Form 10-Q/A
period 2010-06-30
Deep Down, Inc.
filed 2011-03-08
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Deep Down, Inc., a Nevada corporation (“Deep Down” or the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 16, 2010 (the “Form 10-Q”). This Amendment includes a restatement of the following previously filed unaudited consolidated financial statements and data (and related disclosures) (the “Restatement”): (1) the unaudited consolidated balance sheet as of June 30, 2010 and the related unaudited consolidated statements of operations and cash flows for the three and six months ended June 30, 2010 (2)  management’s discussion and analysis of financial condition and results of operations as of and for the three and six months ended June 30, 2010, contained in Part I, Item 2 of this Quarterly Report on Form 10-Q/A; and (3) certain notes to unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

The following table summarizes the financial statement caption adjustments to our previously reported unaudited consolidated statement of operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Revenues	$(40)	$(410)
Cost of sales	-	-
Operating expenses	-	-
Effect on operating income	$(40)	$(410)

For more information regarding the Restatement, please refer to Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Note 2, “Restatement of Previously Reported Unaudited Consolidated Financial Statements,” Note 7, “Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts,” and Note 16, “Earnings per Common Share” of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1; and Part I, Item 4, “Controls and Procedures.”

This Amendment sets forth the Form 10-Q in its entirety; however, this Amendment only amends and restates the Items listed above, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Form 10-Q is amended hereby. This Quarterly Report on Form 10-Q/A continues to speak as of the dates described herein, and we have not updated the disclosures contained in this Quarterly Report on Form 10-Q/A to reflect any events that occurred subsequent to such dates. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to August 16, 2010, as information in such filings may update or supersede certain information contained in this Quarterly Report on Form 10-Q/A. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are included in this Amendment and apply to the Form 10-Q, as amended by this Amendment. The certifications of our principal executive officer and principal financial officer are attached to this Quarterly Report on Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

ii

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q/A

Unless otherwise indicated, references to “we”, “us” and “our” in this Quarterly Report on Form 10-Q/A refer collectively to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

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

Subsequent Events

Except as modified for the effects of the Restatement, all statements in this Quarterly Report on Form 10-Q/A, including the forward-looking statements discussed above, are made as of August 15, 2010 unless those statements are expressly made as of another date. We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q/A to the extent such information is affected or impacted by events, circumstances or developments occurring after August 15, 2010 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q/A, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

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

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowncorp.com).  Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Quarterly Report on Form 10-Q/A .

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value amounts)	June 30, 2010	December 31, 2009
ASSETS	(As restated)
Current assets:
Cash and cash equivalents	$1,119	$912
Accounts receivable, net of allowance of $344 and $304, respectively	6,011	7,662
Inventory	709	896
Costs and estimated earnings in excess of billings on uncompleted contracts	241	267
Deposit	475	-
Prepaid expenses and other current assets	195	225
Total current assets	8,750	9,962
Property, plant and equipment, net	19,765	20,011
Intangibles, net	11,469	12,166
Goodwill	9,429	9,429
Other assets	1,905	1,136
Total assets	$51,318	$52,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,463	$2,865
Billings in excess of costs and estimated earnings on uncompleted contracts	2,785	4,984
Deferred revenues	1,248	89
Current portion of long-term debt	4,072	1,497
Total current liabilities	12,568	9,435
Long-term debt, net	2,414	5,379
Total liabilities	14,982	14,814

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $0.001 par value, 490,000 shares authorized, 195,934 and 180,451 shares, respectively, issued and outstanding	196	180
Additional paid-in capital	62,589	61,161
Accumulated deficit	(26,449)	(23,451)
Total stockholders' equity	36,336	37,890
Total liabilities and stockholders' equity	$51,318	$52,704

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
	(As restated)		(As restated)
Revenues	$9,552	$6,201	$15,826	$13,303
Cost of sales:
Cost of sales	5,426	3,987	9,596	8,440
Depreciation expense	571	352	1,107	697
Total cost of sales	5,997	4,339	10,703	9,137
Gross profit	3,555	1,862	5,123	4,166
Operating expenses:
Selling, general and administrative	3,494	3,873	6,977	6,717
Depreciation and amortization	440	421	882	827
Total operating expenses	3,934	4,294	7,859	7,544
Operating loss	(379)	(2,432)	(2,736)	(3,378)
Other income (expense):
Interest expense, net	(143)	(66)	(274)	(112)
Other income, net	52	15	51	11
Total other expense	(91)	(51)	(223)	(101)
Loss before income taxes	(470)	(2,483)	(2,959)	(3,479)
Income tax (expense) benefit	(22)	722	(39)	988
Net loss	$(492)	$(1,761)	$(2,998)	$(2,491)

Net loss per share, basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.01)
Weighted-average common shares outstanding, basic and diluted	190,044	179,701	185,274	178,649

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2010	2009
Cash flows from operating activities:	(As restated)
Net loss	$(2,998)	$(2,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	453	321
Stock issued for services	14	-
Bad debt expense	58	96
Depreciation and amortization expense	1,989	1,524
Loss (gain) on disposal of property, plant and equipment	3	(16)
Deferred income taxes, net	-	(1,022)
Changes in assets and liabilities:
Accounts receivable	1,594	3,498
Inventory	187	216
Costs and estimated earnings in excess of billings on uncompleted contracts	26	627
Prepaid expenses and other current assets	26	(144)
Other assets	(345)	(204)
Accounts payable and accrued liabilities	1,599	(1,307)
Deferred revenues	1,158	9
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,199)	1,627
Net cash provided by operating activities	1,565	2,734

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,145)	(4,558)
Proceeds from sale of property, plant and equipment	-	48
Purchase of investment in joint venture	(25)	(100)
Cash paid for capitalized software	(201)	(277)
Note receivable	(99)	(24)
Net cash used in investing activities	(1,470)	(4,911)

Cash flows from financing activities:
Proceeds from sale of common stock	501	-
Borrowings of long-term debt	-	1,830
Repayments of long-term debt	(389)	(247)
Net cash provided by financing activities	112	1,583
Change in cash and equivalents	207	(594)
Cash and cash equivalents, beginning of period	912	2,495
Cash and cash equivalents, end of period	$1,119	$1,901

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
(Amounts in thousands except per share amounts

Note 2: Restatement of Previously Reported Unaudited Consolidated Financial Statements

As previously announced, in conjunction with an internal review meeting of Flotation Technologies, Inc., a Maine corporation (“Flotation”) and a wholly owned subsidiary of the Company, management of the Company (“Management”) reviewed the status of one of its long-term fixed price contracts (the “Contract”) that was entered into by the Company in November of 2008 and is scheduled to be completed in the third quarter of 2011. As a result of this review, Management identified errors in the labor and burden rates applied to the project costs used in the percentage of completion accounting model which is used to determine the amount of revenue to recognize in the Company’s financial statements. Additionally, Management determined that the cost estimate at completion for the Contract was not updated in a timely manner, and that the Contract was inappropriately bifurcated between two business units instead of treating it as a single contract. On January 14, 2011, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded, based on recommendations from Management, that, as a result of these errors, the Company’s unaudited interim consolidated financial statements for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 should no longer be relied on and should be restated.  The error had no effect on the Company's unaudited consolidated interim financial statements for the three or six months ended June 30, 2009.

The following tables present the effects of the Restatement to the Company’s previously reported unaudited Consolidated Balance Sheet as of June 30, 2010. The Company considered the effect of the error to be immaterial to the consolidated  financial statements as of and for the year ended December 31, 2009. Accordingly, the 2009 balances reflect the correction of an immaterial error that resulted in an increase of $639 to the amounts of billings in excess of costs and estimated earnings on uncompleted contracts and accumulated deficit as reported on our consolidated balance sheet in our December 31, 2009 Form 10-K.

	June 30, 2010
ASSETS	As reported	Adjustments	As restated
Current assets:
Cash and cash equivalents	$1,119	$-	$1,119
Accounts receivable, net of allowance of $344	6,011	-	6,011
Inventory	709	-	709
Costs and estimated earnings in excess of billings on uncompleted contracts	241	-	241
Deposit	475	-	475
Prepaid expenses and other current assets	195	-	195
Total current assets	8,750	-	8,750
Property, plant and equipment, net	19,765	-	19,765
Intangibles, net	11,469	-	11,469
Goodwill	9,429	-	9,429
Other assets	1,905	-	1,905
Total assets	$51,318	$-	$51,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,463	$-	$4,463
Billings in excess of costs and estimated earnings on uncompleted contracts	1,736	1,049	2,785
Deferred revenues	1,248	-	1,248
Current portion of long-term debt	4,072	-	4,072
Total current liabilities	11,519	1,049	12,568
Long-term debt, net	2,414	-	2,414
Total liabilities	13,933	1,049	14,982
Stockholders' equity:
Common stock, $0.001 par value, 490,000 shares authorized, 195,934 shares, issued and outstanding	196	-	196
Additional paid-in capital	62,589	-	62,589
Accumulated deficit	(25,400)	(1,049)	(26,449)
Total stockholders' equity	37,385	(1,049)	36,336
Total liabilities and stockholders' equity	$51,318	$-	$51,318

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

The following tables present the effects of the Restatement to the Company’s previously reported unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2010. There was no change to the unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2009.

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Revenues	$9,592	$(40)	$9,552	$16,236	$(410)	$15,826
Cost of sales:
Cost of sales	5,426	-	5,426	9,596	-	9,596
Depreciation expense	571	-	571	1,107	-	1,107
Total cost of sales	5,997	-	5,997	10,703	-	10,703
Gross profit	3,595	(40)	3,555	5,533	(410)	5,123
Operating expenses:
Selling, general and administrative	3,494	-	3,494	6,977	-	6,977
Depreciation and amortization	440	-	440	882	-	882
Total operating expenses	3,934	-	3,934	7,859	-	7,859
Operating loss	(339)	(40)	(379)	(2,326)	(410)	(2,736)
Other income (expense):
Interest expense, net	(143)	-	(143)	(274)	-	(274)
Other income, net	52	-	52	51	-	51
Total other expense	(91)	-	(91)	(223)	-	(223)
Loss before income taxes	(430)	(40)	(470)	(2,549)	(410)	(2,959)
Income tax expense	(22)	-	(22)	(39)	-	(39)
Net loss	$(452)	$(40)	$(492)	$(2,588)	$(410)	$(2,998)

Net loss per share, basic and diluted	$(0.00)		$(0.00)	$(0.01)		$(0.02)
Weighted-average common shares outstanding, basic and diluted	190,044		190,044	185,274		185,274

 Note 3: Liquidity and Financial Condition

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

As discussed in Note 10 , Long-Term Debt, we entered into the New Agreement with Whitney on April 14, 2010.  Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement were waived and payment terms were restructured.  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank.  However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is an aggregate principal amount of $3,391 as of June 30, 2010, will all be due on April 15, 2011 and has been reclassified as current on our balance sheet on June 30, 2010. Our ability to meet the debt covenants required by the New Agreement is primarily dependent on the adequacy of earnings before interest, taxes, depreciation and amortization. Our inability to satisfy the covenants contained in the New Agreement would constitute an event of default. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, which would have a material adverse impact on our business.

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

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 6: Inventory

The components of inventory are summarized below:

	June 30, 2010	December 31, 2009
Raw materials	$460	$765
Work in progress	202	84
Finished goods	47	47
Total Inventory	$709	$896

Note 7: Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below:

	June 30, 2010	December 31, 2009
	(As restated)
Costs incurred on uncompleted contracts	$5,535	$3,319
Estimated earnings on uncompleted contracts	1,199	2,304
	6,734	5,623
Less: Billings to date on uncompleted contracts	(9,278)	(10,340)
	$(2,544)	$(4,717)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$241	$267
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,785)	(4,984)
	$(2,544)	$(4,717)

At June 30, 2010 and December 31, 2009, the asset balances of $241 and $267, respectively, were related to several contracts that are projected to be completed during fiscal 2010. The balances in billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2010 and December 31, 2009, were $2,785 and $4,984 , respectively, and consisted of significant milestone billings, primarily related to a large fabrication project for which we had suspended work until we received payment from the customer, plus several smaller contracts that are expected to be completed in fiscal 2010. We received a progress payment for the large fabrication project and recommenced work on this project during the third quarter of 2010 and expect to complete this work in 2011.

The effects of the Restatement to the Company’s previously reported components of costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2010 were as follows: a decrease in costs incurred on uncompleted contracts of $1,097, offset by an increase in estimated earnings on uncompleted contracts of $48, with the net impact of $1,049 increase to billings in excess of costs and estimated earnings on uncompleted contracts. The December 31, 2009 balances reflect the correction of an immaterial error that resulted in an increase of $639 to the amounts of billings in excess of costs and estimated earnings on uncompleted contracts, which is comprised of a decrease in costs incurred on uncompleted contracts of $731, offset by an increase in estimated earnings on uncompleted contracts of $92.

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

On May 29, 2009, we consummated a purchase transaction with JUMA Properties, LLC (“JUMA”), a company owned by Ronald E. Smith, President, CEO and Director of Deep Down, and wife Mary L. Budrunas, Corporate Secretary and Director of Deep Down.  Pursuant to a Purchase and Sale Agreement dated May 22, 2009, we acquired certain property and improvements located in Channelview, Texas, where certain of our operations are currently located (the “Channelview Property”). The Channelview Property consists of 8.203 acres and was purchased for $2,600. The transaction was conducted on an arms-length basis, with the purchase price being determined primarily on the basis of an independent appraisal, and in accordance with normal terms and conditions. See additional discussion in Note 10 , Long-Term Debt.  Prior to May 29, 2009, we leased the Channelview Property from JUMA at a base rate of $15 per month.  In connection with the purchase of the Channelview Property, the lease between us and JUMA was terminated.   We incurred no early termination penalties from JUMA in connection with this termination.

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

Note 15: Commitments and Contingencies

Litigation

Periodically, we are involved in legal proceedings arising from the normal course of business. As of the date of this Quarterly Report on Form 10-Q/A , we are not involved in any material pending legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

Letters of Credit

Certain customers could require us to issue a standby letter of credit in the ordinary course of business to ensure performance under terms of the contract and with associated vendors and subcontractors. In the event of default, the creditor could demand payment from the issuing bank for the amount of the L/C. Our revolving line of credit (“Revolver”) and subsequent New Agreement with Whitney, provides for L/Cs, as discussed in Note10 , Long-Term Debt above. During the year ended December 31, 2009, we issued a $1,107 irrevocable transferrable standby L/C in the normal course of business, with an annual commission rate of 2.4 percent. This L/C remains outstanding under the New Agreement as of June 30, 2010.

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

The effects of the Restatement to the Company’s previously reported net loss for the three and six months ended June 30, 2010 in the amounts of $40 and $410, respectively, caused an increase in net loss per share of $0.00 and $0.01, respectively. There was no change to the Company’s previously reported unaudited Consolidated Statement of Operations data for the three and six months ended June 30, 2009.

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

On April 28, 2010, we obtained a waiver from Whitney from a covenant provision in the New Agreement that prohibits us from committing to make an investment in or purchase any equity interest in another entity

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement

In this Quarterly Report on Form 10-Q/A, we have restated the following previously filed unaudited consolidated financial statements and data (and related disclosures) (the “Restatement”):

1.
Unaudited consolidated balance sheet as of June 30, 2010 and the related unaudited consolidated statements of operations, and cash flows and any related notes to unaudited consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q/A; and

2.	Management’s discussion and analysis of financial condition and results of operations as of and for the three and six months ended June 30, 2010, contained herein.

The Restatement resulted from an internal review which detected errors in our percentage of completion accounting model for revenue recognition pertaining to one of our key contracts. The following discussion and analysis of our financial condition and results of operation incorporates the restated amounts. See “Explanatory Note” immediately preceding Part I of this Quarterly Report on Form 10-Q/A, Item 1 and Note 2, “Restatement of Previously Reported Unaudited Consolidated Financial Statements,” Note 7, “Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts,” and Note 16, “Earnings per Common Share” of the notes to unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for a detailed discussion of the review and effect of the Restatement. The Company considered the effect of the error to be immaterial to the consolidated financial statements as of and for the year ended December 31, 2009. Accordingly, the 2009 balances reflect the correction of an immaterial error that resulted in an increase of $639 to the amounts of billings in excess of costs and estimated earnings on uncompleted contracts and accumulated deficit as reported on our consolidated balance sheet in our December 31, 2009 Form 10-K.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues.   Revenues increased by $3,351, or 54 percent to $9,552 for the second quarter 2010 from $6,201 for the same quarter last year. The increase was due primarily to increased revenues from the production of products for deepwater projects and ROV and other related services.  During the second quarter 2010, we operated our plant at over 30 percentage points greater capacity for the production of buoyancy products compared to the same quarter last year. The higher demand for our ROV and other related services in the second quarter 2010 resulted primarily from customers commencing work that had previously been delayed, projects supporting the oil spill relief efforts and work related to the increased emphasis on inspection and safety as a result of the oil spill.

Gross Profit.  Gross profit increased $1,693 to $3,555 for the second quarter 2010, an increase of 91 percent over the same period of the prior year, reflecting an overall increase in the gross profit margin from 30 percent to 37 percent.  The increase in gross profit and gross profit margin was due to the increased revenues described above and to the revenue mix which included higher margin ROV services and engineered subsea projects than during the same period last year.

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

EBITDA. EBITDA is a non-US GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; and to assess our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and to assess the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under US GAAP and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with US GAAP. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with US GAAP. EBITDA for the second quarter 2010 was $684 compared to negative $1,644 for the same period last year.  This improvement was primarily driven by the increase in gross profit and lower SG&A expenses.

	Three Months Ended
	June 30,
	2010	2009
	(As restated)
Net loss	$(492)	$(1,761)
Add back interest expense, net of interest income	143	66
Add back depreciation and amortization expense	1,011	773
Add back income tax expense (benefit)	22	(722)
EBITDA	$684	$(1,644)

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues.   Revenues increased by $2,523, or 19 percent to $15,826 for the six months ended June 30, 2010 from $13,303 for the same period last year. The increase was due primarily to increased revenues from the production of products for deepwater projects and ROV and other related services.  During the first half of 2010, we operated our plant at over 25 percentage points greater capacity for the production of buoyancy compared to the same period last year. The higher demand for our ROV and other related services during the first six months of 2010 resulted primarily from customers commencing work that had previously been delayed, projects supporting the oil spill relief efforts and work related to the increased emphasis on inspection and safety as a result of the oil spill.

Gross Profit.  Gross profit increased $957 to $5,123 for the six months ended June 30, 2010, an increase of 23 percent over the same period of the prior year, reflecting an overall improvement in the gross profit margin from 31 percent to 32 percent.  The increase in gross profit and gross profit margin was due to the increased revenues described above and to the revenue mix which included higher margin ROV services and engineered subsea projects than during the same period last year. The increase in the gross margin percent was offset partially by the increase in depreciation expense related to revenue-generating capital equipment to $1,107 from $697 which was included in cost of sales. The increase in depreciation for 2010 resulted from the purchases of ROVs and other revenue-generating capital equipment during the latter half of 2009 and first half of 2010.

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

EBITDA. EBITDA is a non-US GAAP financial measure. We use EBITDA as an unaudited supplemental financial measure to assess the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis; and to assess our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and to assess the ability of our assets to generate cash sufficient for us to pay potential interest costs. We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under US GAAP and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with US GAAP. When assessing our operating performance or liquidity, investors should not consider this data in isolation or as a substitute for net income, cash flow from operating activities, or other cash flow data calculated in accordance with US GAAP. EBITDA for the six months ended June 30, 2010 was negative $696 compared to negative $1,843 for the same period last year.  This improvement was primarily driven by the increase in gross profit, partially offset by higher SG&A expenses.

	Six Months Ended
	June 30,
	2010	2009
	(As restated)
Net loss	$(2, 998)	$(2,491)
Add back interest expense, net of interest income	274	112
Add back depreciation and amortization expense	1,989	1,524
Add back income tax expense (benefit)	39	(988)
EBITDA	$(696)	$(1,843)

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

We will need to raise additional debt or equity capital or renegotiate or refinance our existing debt to fund working capital requirements, to support SG&A and to pay all outstanding debt maturing on April 15, 2011 under the Whitney New Agreement. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. Any such financing could be dilutive to our shareholders.  If we cannot raise required funds on acceptable terms, we may not be able to, among other things, (i) maintain SG&A; (ii) expand operations; (iii) hire and train new employees; (iv) respond to competitive pressures or unanticipated capital requirements; or (v) pay all outstanding debt maturing under the New Agreement. Per the terms of the New Agreement, we no longer have access to a line of credit and must rely solely on our cash position and operating cash flows for liquidity. Therefore, we are currently in discussions with several lenders who have expressed interest in refinancing our debt. While we believe that our results of operations, including gross profit and operating cash flows, will continue to improve over the remainder of the year, additional debt or equity capital may be necessary to fund working capital requirements, to support SG&A and to pay all outstanding debt under the New Agreement if our planned results of operations are not achieved.  Further, failure to achieve our planned results could result in violation of certain of our loan covenants and require us to raise additional debt or equity capital. The foregoing and other matters raise substantial doubt about our ability to continue as a going concern.

We currently plan to use our available cash for our SG&A, debt service payments and working capital. The actual allocation of and the timing of the expenditures will be dependent on various factors, including changes in our strategic relationships, industry conditions, and other factors that we cannot currently predict.

As discussed in Note 10 , Long-Term Debt, we entered into the New Agreement with Whitney on April 14, 2010.  Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement were waived and payment terms were restructured.  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank.  However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is an aggregate principal amount of $3,391 as of June 30, 2010, will all be due on April 15, 2011 and has been reclassified as current on our balance sheet on June 30, 2010. We no longer have any further capacity to draw upon a revolving line of credit under the New Agreement. Our ability to meet the debt covenants required by the New Agreement is primarily dependent on the adequacy of earnings before interest, taxes, depreciation and amortization. Our inability to satisfy the covenants contained in the New Agreement would constitute an event of default. An uncured default could result in our outstanding debt becoming immediately due and payable. If this were to occur, we may not be able to obtain waivers or secure alternative financing to satisfy our obligations, which would have a material adverse impact on our business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, due to the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Internal Control Over Financial Reporting.  Management identified the following material weaknesses as of June 30, 2010:

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

We did not have adequate controls to provide reasonable assurance that revenue was recorded in accordance with GAAP.  Specifically, we did not have appropriately designed or effectively operating management review controls performed by individuals with appropriate technical expertise to ensure that the accounting for contracts under the percentage-of-completion method was appropriate. This material weakness resulted in material errors that caused a restatement of our interim financial statements for the three months ended March 31, 2010 and the three and six month periods ended June 30, 2010.

We did not have an adequate internal control designed to prevent or detect and correct erroneous information in their project cost accounting application. This material weakness resulted in material errors that caused a restatement of our interim financial statements for the fiscal periods ended March 31, 2010 and June 30, 2010.

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
●
Management is working to develop enhanced fraud mechanisms, in the form of a fraud assessment checklist and addressing the items noted in the assessment.  Additionally, the cash management and financial review programs discussed above provide Management with visibility of all cash transactions at the business unit level and enhanced ability to prevent and detect fraud.

●
Management has increased financial staff as of May 2010 by adding a new CFO plus a Corporate Controller who are both certified public accountants with significant financial management experience in the oilfield service sector.  Such additions have enabled Mr. Butler, our Chairman of the Board and former CFO, to focus on his duties as Chairman. Additionally, management has implemented various additional levels of financial review of transactions and forecasts during the quarter ended June 30, 2010:

●	cash management by CFO and Corporate Controller of all business unit cash flows, including a detailed weekly review of receivables, payables and forecasting for cash needs;
●	increased review by CFO and Corporate Controller of business unit financial results and recurring account reconciliations;
●	quarterly preparation of financial forecasts and monthly review of actual results compared to forecasts by Management and business unit leaders; and
●
quarterly review by the corporate accounting and finance, external legal and business unit accounting teams of the quarterly and year to date financial results, including quarterly meetings of all business unit leaders with Management where the leaders are given an opportunity to discuss the financial results and any changes to internal controls identified in their specific units.

On January 24, 2011, we accepted the resignation of Gay Stanley Mayeux as Vice President and Chief Financial Officer; such resignation was effective on January 24, 2011. On that same date, our board of directors (the “Board”) appointed Eugene L. Butler as Chief Financial Officer.  Mr. Butler has served as our Chairman of the Board since September 2009 and served as our Chief Financial Officer and Director from June 2007 to April 2010. Before her departure, Ms. Mayeux instituted many of the internal control processes discussed below, which significantly strengthened our internal controls, and which continue to be in force.

Management’s remediation plans. In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures, subsequent to June 30, 2010 as part of our remediation efforts in addressing the material weaknesses above:

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