Form 10-Q/A
period 2010-09-30
Deep Down, Inc.
filed 2011-03-08
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/ A
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

Explanatory Note

Deep Down, Inc., a Nevada corporation (“Deep Down” or the “Company”), is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 19, 2010 (the “Form 10-Q”).  This Amendment includes a restatement of the following previously filed unaudited consolidated financial statements and data (and related disclosures) (the “Restatement”): (1) the unaudited consolidated balance sheet as of September 30, 2010, and the related consolidated statements of operations and cash flows for the three and nine months ended September 30, 2010; (2) management’s discussion and analysis of financial condition and results of operations as of and for the three and nine months ended September 30, 2010, contained in Part I, Item 2 of this Quarterly Report on Form 10-Q/A; and (3) certain notes to unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

As previously announced, in conjunction with an internal review meeting of Flotation Technologies, Inc., a Maine corporation (“Flotation”) and a wholly owned subsidiary of the Company, management of the Company (“Management”) reviewed the status of one of its long-term fixed price contracts (the “Contract”) that was entered into by the Company in November of 2008 and is scheduled to be completed in the third quarter of 2011. As a result of this review, Management identified errors in the percentage of completion accounting model for revenue recognition pertaining to this Contract. On January 14, 2011, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded, based on recommendations from Management, that, as a result of these errors, the Company’s unaudited consolidated interim financial statements for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 should no longer be relied on and should be restated.  The Company considered the effect of the error to be immaterial to the consolidated financial statements as of and for the year ended December 31, 2009.

Historically, as of September 30, 2010, we were in compliance with all financial covenants under our credit agreement with Whitney National Bank. However, due to the Restatement adjustments, the leverage ratio and the fixed charge coverage ratio are out of compliance as of September 30, 2010. See further discussion in Note 11, “Long-Term Debt”.

The following table summarizes the financial statement caption adjustments to our previously reported unaudited consolidated statement of operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Revenues	$(1,023)	$(1,433)
Cost of sales	-	-
Operating expenses	-	-
Effect on operating income	$(1,023)	$(1,433)

For more information regarding the Restatement, please refer to Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Note 2, “Restatement of Previously Reported Unaudited Consolidated Financial Statements,” Note 7, “Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Deferred Revenues,” Note 11 “Long Term Debt,” and Note 17 “Earnings per Common Share,” of the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1; and Part I, Item 4, “Controls and Procedures.”

This Amendment sets forth the Form 10-Q in its entirety; however, this Amendment only amends and restates the Items listed above, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Form 10-Q is amended hereby. This Quarterly Report on Form 10-Q/A continues to speak as of the dates described herein, and we have not updated the disclosures contained in this Quarterly Report on Form 10-Q/A to reflect any events that occurred subsequent to such dates. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to November 19, 2010, as information in such filings may update or supersede certain information contained in this Quarterly Report on Form 10-Q/A. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are included in this Amendment and apply to the Form 10-Q, as amended by this Amendment. The certifications of our principal executive officer and principal financial officer are attached to this Quarterly Report on Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q/ A

Unless otherwise indicated, references to “we”, “us” and “our” in this Quarterly Report on Form 10-Q/ A refer collectively to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

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

Readers should consider the following information as they review this Quarterly Report on Form 10-Q/ A :

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q/ A that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes”, “expect”, “may”, “will”, “should”, “intend”, “plan”, “could”, “estimate” or “anticipate” or the negatives thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q/ A speak only as of the date of this Report and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Subsequent Events

Except as modified for the effects of the Restatement, all statements in this Quarterly Report on Form 10-Q/A, including the forward-looking statements discussed above, are made as of November 19, 2010 unless those statements are expressly made as of another date . We disclaim any responsibility for the accuracy of any information contained in this Quarterly Report on Form 10-Q/ A to the extent such information is affected or impacted by events, circumstances or developments occurring after November 19, 2010 or by the passage of time after such date.  Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q/ A , including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

Document Summaries

Descriptions of documents and agreements contained in this Quarterly Report on Form 10-Q/ A are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2009, other periodic and current reports we file with the Securities and Exchange Commission (“SEC”) or this Quarterly Report on Form 10-Q/ A .

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowncorp.com).  Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed or furnished such material with the SEC. The contents of our website is not, and shall not be deemed to be, incorporated into this Quarterly Report on Form 10-Q/ A .

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value amounts)	September 30, 2010	December 31, 2009
ASSETS	(As restated)
Current assets:
Cash and cash equivalents	$3,639	$912
Accounts receivable, net of allowance of $245 and $304, respectively	5,282	7,662
Inventory	712	896
Costs and estimated earnings in excess of billings on uncompleted contracts	887	267
Deposit	882	-
Prepaid expenses and other current assets	408	225
Total current assets	11,810	9,962
Property, plant and equipment, net	19,577	20,011
Intangibles, net	11,117	12,166
Goodwill	4,916	9,429
Other assets	1,894	1,136
Total assets	$49,314	$52,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,272	$2,865
Billings in excess of costs and estimated earnings on uncompleted contracts	4,814	4,984
Deferred revenues	507	89
Current portion of long-term debt	3,843	1,497
Total current liabilities	14,436	9,435
Long-term debt, net	2,362	5,379
Total liabilities	16, 798	14,814

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock, $0.001 par value, 490,000 shares authorized, 205,601
and 180,451 shares, respectively, issued and outstanding	206	180
Additional paid-in capital	63,147	61,161
Accumulated deficit	(30,837)	(23,451)
Total stockholders' equity	32,516	37,890
Total liabilities and stockholders' equity	$49,314	$52,704

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
	(As restated)		(As restated)
Revenues	$10,410	$8,048	$26,236	$21,351
Cost of sales:
Cost of sales	6,082	5,826	15,678	14,266
Depreciation expense	610	450	1,718	1,147
Total cost of sales	6,692	6,276	17,396	15,413
Gross profit	3,718	1,772	8,840	5,938
Operating expenses:
Selling, general and administrative	3,224	3,585	10,201	10,302
Depreciation and amortization	419	415	1,301	1,242
Goodwill impairment	4,513	-	4,513	-
Total operating expenses	8,156	4,000	16,015	11,544
Operating loss	(4,438)	(2,228)	(7,175)	(5,606)
Other income (expense):
Interest expense, net	(124)	(115)	(397)	(227)
Other income, net	195	4	245	15
Total other income (expense)	71	(111)	(152)	(212)
Loss before income taxes	(4,367)	(2,339)	(7,327)	(5,818)
Income tax (expense) benefit	(21)	(129)	(59)	859
Net loss	$(4,388)	$(2,468)	$(7,386)	$(4,959)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted-average common shares outstanding, basic and diluted	196,039	179,929	188,902	179,086

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2010	2009
	(As restated)
Cash flows from operating activities:
Net loss	$(7,386)	$(4,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash impairment of goodwill	4,513	-
Share-based compensation expense	614	643
Stock issued for services	14	-
Bad debt expense	72	126
Depreciation and amortization expense	3,019	2,389
Gain on disposal of property, plant and equipment	(190)	(21)
Deferred income taxes, net	-	(909)
Changes in assets and liabilities:
Accounts receivable	2,308	6,440
Inventory	184	310
Costs and estimated earnings in excess of billings on uncompleted contracts	(620)	(40)
Prepaid expenses and other current assets	118	(287)
Other assets	(294)	(112)
Accounts payable and accrued liabilities	2,104	(289)
Deferred revenues	418	4
Billings in excess of costs and estimated earnings on uncompleted contracts	(170)	1,311
Net cash provided by operating activities	4,704	4,606

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,693)	(5,536)
Proceeds from sale of property, plant and equipment	251	53
Investment in joint venture	(25)	(150)
Proceeds from final settlement of acquisition of Flotation	-	58
Cash paid for capitalized software	(245)	(383)
Proceeds from note receivable	(94)	(23)
Change in restricted cash	-	136
Net cash used in investing activities	(1,806)	(5,845)

Cash flows from financing activities:
Proceeds from sale of common stock	501	-
Borrowings of long-term debt	-	3,000
Repayments of long-term debt	(672)	(360)
Net cash (used in) provided by financing activities	(171)	2,640
Change in cash and equivalents	2,727	1,401
Cash and cash equivalents, beginning of period	912	2,495
Cash and cash equivalents, end of period	$3,639	$3,896

Supplemental schedule of noncash operating, investing and financing activities:
Prepaid insurance purchased with debt	$305	$-
Fixed assets purchased with debt	$-	$2,100
Fixed assets purchased with capital lease	$-	$92
Fixed assets transferred to other assets	$100	$-
Stock issued for deposit	$882	$-
Restricted stock issued for service	$2	$3

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

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 2: Restatement of Previously Reported Consolidated Financial Statements

As previously announced, in conjunction with an internal review meeting of Flotation Technologies, Inc., a Maine corporation (“Flotation”) and a wholly owned subsidiary of the Company, management of the Company (“Management”) reviewed the status of one of its long-term fixed price contracts (the “Contract”) that was entered into by the Company in November of 2008 and is scheduled to be completed in the third quarter of 2011. As a result of this review, Management identified errors in the labor and burden rates applied to the project costs used in the percentage of completion accounting model which is used to determine the amount of revenue to recognize in the Company’s financial statements. Additionally, Management determined that the cost estimate at completion for the Contract was not updated in a timely manner, and that the Contract was inappropriately bifurcated between two business units instead of treating it as a single contract. On January 14, 2011, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded, based on recommendations from Management, that, as a result of these errors, the Company’s unaudited consolidated interim financial statements for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 should no longer be relied on and should be restated.   The error had an immaterial effect on the Company's unaudited consolidated interim financial statements for the three and nine months ended September 30, 2009.

The following tables present the effects of the Restatement to the Company’s previously reported unaudited Consolidated Balance Sheet as of September 30, 2010. The Company considered the effect of the error to be immaterial to the consolidated financial statements as of and for the year ended December 31, 2009. Accordingly, the 2009 balances reflect the correction of an immaterial error that resulted in an increase of $639 to the amounts of billings in excess of costs and estimated earnings on uncompleted contracts and accumulated deficit as reported on our consolidated balance sheet in our December 31, 2009 Form 10-K.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

	September 30, 2010
ASSETS	As reported	Adjustments	As restated
Current assets:
Cash and cash equivalents	$3,639	$-	$3,639
Accounts receivable, net of allowance of $245	5,282	-	5,282
Inventory	712	-	712
Costs and estimated earnings in excess of billings on uncompleted contracts	887	-	887
Deposit	882	-	882
Prepaid expenses and other current assets	408	-	408
Total current assets	11,810	-	11,810
Property, plant and equipment, net	19,577	-	19,577
Intangibles, net	11,117	-	11,117
Goodwill	4,916	-	4,916
Other assets	1,894	-	1,894
Total assets	$49,314	$-	$49,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,272	$-	$5,272
Billings in excess of costs and estimated earnings on uncompleted contracts	2,742	2,072	4,814
Deferred revenues	507	-	507
Current portion of long-term debt	3,843	-	3,843
Total current liabilities	12,364	2,072	14,436
Long-term debt, net	2,362	-	2,362
Total liabilities	14,726	2,072	16,798

Stockholders' equity:
Common stock, $0.001 par value, 490,000 shares authorized, 205,601
shares, issued and outstanding	206	-	206
Additional paid-in capital	63,147	-	63,147
Accumulated deficit	(28,765)	(2,072)	(30,837)
Total stockholders' equity	34,588	(2,072)	32,516
Total liabilities and stockholders' equity	$49,314	$-	$49,314

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

The following table presents the effects of the Restatement to the Company’s previously reported unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2010. The unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2009 have also been adjusted to correct the immaterial effects of the error. The amounts of revenues and gross profit for both the three and nine months ended September 30, 2009 as presented in our September 30, 2009 Form 10-Q were reduced by $378, which resulted in a corresponding $378 increase to operating loss, loss before income taxes and net loss.

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Revenues	$11,433	$(1,023)	$10,410	$27,669	$(1,433)	$26,236
Cost of sales:
Cost of sales	6,082	-	6,082	15,678	-	15,678
Depreciation expense	610	-	610	1,718	-	1,718
Total cost of sales	6,692	-	6,692	17,396	-	17,396
Gross profit	4,741	(1,023)	3,718	10,273	(1,433)	8,840
Operating expenses:
Selling, general and administrative	3,224	-	3,224	10,201	-	10,201
Depreciation and amortization	419	-	419	1,301	-	1,301
Goodwill impairment	4,513	-	4,513	4,513	-	4,513
Total operating expenses	8,156	-	8,156	16,015	-	16,015
Operating loss	(3,415)	(1,023)	(4,438)	(5,742)	(1,433)	(7,175)
Other income (expense):
Interest expense, net	(124)	-	(124)	(397)	-	(397)
Other income, net	195	-	195	245	-	245
Total other income (expense)	71	-	71	(152)	-	(152)
Loss before income taxes	(3,344)	(1,023)	(4,367)	(5,894)	(1,433)	(7,327)
Income tax expense	(21)	-	(21)	(59)	-	(59)
Net loss	$(3,365)	$(1,023)	$(4,388)	$(5,953)	$(1,433)	$(7,386)

Net loss per share, basic and diluted	$(0.02)		$(0.02)	$(0.03)		$(0.04)
Weighted-average common shares
outstanding, basic and diluted	196,039		196,039	188,902		188,902

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

  Note 3 : Liquidity and Financial Condition

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

The Whitney National Bank (“Whitney”) Amended and Restated Credit Agreement (“New Agreement”) becomes due on April 15, 2011 and we will need to raise additional debt or equity capital or renegotiate the existing debt prior to the expiration date. Therefore, we are currently in discussions with several lenders who have expressed interest in refinancing our debt. Our plan is to refinance the debt under the Whitney New Agreement in conjunction with obtaining financing to consummate the purchase of Cuming Corporation.  See additional discussion in Note 18 , Subsequent Events. We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. If we are unable to raise additional capital or renegotiate our existing debt, this would have a material adverse impact on our business or would raise substantial doubt about our ability to continue as a going concern.   Historically, as of September 30, 2010, we were in compliance with all financial covenants under our credit agreement with Whitney. However, due to the Restatement adjustments, the leverage ratio and the fixed charge coverage ratio are out of compliance as of September 30, 2010. Under the terms of the New Agreement, Whitney could accelerate and immediately require all amounts outstanding under the New Agreement to become due on the basis of such noncompliance.

Although we believe that we will have adequate liquidity to meet our future operating requirements if our planned financial results are achieved, and we will be able to raise additional capital or renegotiate our existing debt, the factors described above create uncertainty.

Note 4 : Recent Accounting Pronouncements

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

Note 5 : Fair Value of Financial Instruments

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

Note 6 : Inventory

The components of inventory are summarized below:

	September 30, 2010	December 31, 2009

Raw materials	$587	$765
Work in progress	91	84
Finished goods	34	47
Total inventory	$712	$896

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 7 : Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Deferred Revenues

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below:

	September 30, 2010	December 31, 2009
	(As restated)
Costs incurred on uncompleted contracts	$4,763	$3,319
Estimated earnings on uncompleted contracts	359	2,304
	5,122	5,623
Less: Billings to date on uncompleted contracts	(9,049)	(10,340)
	$(3,927)	$(4,717)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$887	$267
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,814)	(4,984)
	$(3,927)	$(4,717)

At September 30, 2010 and December 31, 2009, the asset balances of $887 and $267, respectively, were related to several contracts that are projected to be completed during fiscal 2010. The balances in billings in excess of costs and estimated earnings on uncompleted contracts at September 30, 2010 and December 31, 2009, were $4,814 and $4,984 , respectively, and consisted of significant milestone billings, primarily related to a large fabrication project for which we had suspended work until we received payment from the customer, plus several smaller contracts that are expected to be completed in fiscal 2010. We received progress payments for the large fabrication project and recommenced work on this project during the third quarter of 2010 and expect to complete this work in 2011.

The effects of the Restatement to the Company’s previously reported components of costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2010 were as follows: a decrease in costs incurred on uncompleted contracts of $1,458, plus a decrease in estimated earnings on uncompleted contracts of $614, with the net impact of $2,072 increase to billings in excess of costs and estimated earnings on uncompleted contracts. The December 31, 2009 balances reflect the correction of an immaterial error that resulted in an increase of $639 to the amounts of billings in excess of costs and estimated earnings on uncompleted contracts, which is comprised of a decrease in costs incurred on uncompleted contracts of $731, offset by an increase in estimated earnings on uncompleted contracts of $92.

At September 30, 2010 and December 31, 2009, we reported deferred revenue liability balances of $507 and $89, respectively. These balances represented prepayments or deposits on time and material and rental projects for which work has not yet been performed. We expect to recognize the deferred revenue at September 30, 2010 during the fourth quarter of 2010.

Note 8 : Property, Plant and Equipment

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

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

On May 29, 2009, we consummated a purchase transaction with JUMA Properties, LLC (“JUMA”), a company owned by Ronald E. Smith, President, CEO and Director of Deep Down, and wife Mary L. Budrunas, Corporate Secretary and Director of Deep Down.  Pursuant to a Purchase and Sale Agreement dated May 22, 2009, we acquired certain property and improvements located in Channelview, Texas, where certain of our operations are currently located (the “Channelview Property”). The Channelview Property consists of 8.203 acres and was purchased for $2,600. The transaction was conducted on an arms-length basis, with the purchase price being determined primarily on the basis of an independent appraisal, and in accordance with normal terms and conditions. See additional discussion in Note 11 , Long-Term Debt.  Prior to May 29, 2009, we leased the Channelview Property from JUMA at a base rate of $15 per month.  In connection with the purchase of the Channelview Property, the lease between us and JUMA was terminated.   We incurred no early termination penalties from JUMA in connection with this termination.

Note 9 : Goodwill

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

Note 10 : Intangible Assets

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

Note 11: Long-Term Debt

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

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Overview

We entered into the New Agreement with Whitney, dated as of April 14, 2010, to address covenant violations we had under our Credit Agreement which we originally entered into on November 11, 2008.  Under the terms of the New Agreement, our noncompliance with the prior terms of the financial covenants and certain other covenants under the Credit Agreement were waived and payment terms were restructured.  We continue to remain current on payments of our principal, interest and fee obligations with Whitney and TD Bank. However, under the terms of the New Agreement, all of the indebtedness outstanding under such agreement, which is an aggregate principal amount of $3,151 at September 30, 2010, will be due on April 15, 2011, unless we are able to refinance all or a portion of such indebtedness. Additionally, we no longer have access to a line of credit under the New Agreement.   Historically, as of September 30, 2010, we were in compliance with all financial covenants under the New Agreement. However, due to the Restatement adjustments, the leverage ratio and the fixed charge coverage ratio are out of compliance as of September 30, 2010. Under the terms of the New Agreement, Whitney could accelerate and immediately require all amounts outstanding under the New Agreement to become due on the basis of such noncompliance.

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

We were originally obligated to repay the December 2008 term loan on the basis of monthly installments of $35, with the initial payment on February 1, 2009 and a final payment on January 2, 2012.  Outstanding amounts of principal of the December 2008 term loan accrue interest at a rate of 6.5 percent per annum.  Under the terms of the New Agreement, the monthly installment payments and interest rate of the December 2008 term loan remain the same and the final balloon payment of $347 is now due on April 15, 2011. As of September 30, 2010, the outstanding principal amount of the December 2008 term loan was $540 .

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

Prior to entry into the New Agreement, we were not in compliance with the financial covenants of the original Credit Agreement as of December 31, 2009.  However, the New Agreement provides for the waiver of such noncompliance and establishes new financial covenants in this regard.  Beginning with the quarter ended June 30, 2010, and for each quarter thereafter, we are obligated to comply with the following financial covenants: (i) total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not greater than 3.0 to 1.0 (“Leverage Ratio”), consolidated EBITDA to consolidated net interest expense and principal payments on the total debt greater than 1.5 to 1.0 (“Fixed Charge Coverage Ratio”), and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets”, plus 50 percent of net income, after provision for taxes (“Tangible Net Worth”) in excess of $15,000.  The calculation of EBITDA, with regards to the Leverage Ratio and Fixed Charge Coverage Ratio, allows us to deduct certain non-cash items, specifically asset impairment charges as of December 31, 2009 and going forward.  Historically, as of September 30, 2010, we were in compliance with all financial covenants under the New Agreement. However, due to the Restatement adjustments, Leverage Ratio and the Fixed Charge Coverage Ratio are out of compliance as of September 30, 2010. Under the New Agreement, we continue to have obligations for other covenants, including limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.

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

Note 12 : Private Placement

Between April 25 and April 30, 2010, we sold 5,150 shares of our common stock in a private placement to accredited investors at a per-share price of $0.10 resulting in total proceeds of $501, net of $14 applied to an outstanding vendor invoice for services provided, which we used for working capital purposes.

Note 13 : Share-based Compensation

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

Note 14 : Income Taxes

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

We have recently received a Notice of Federal Tax Lien from the Internal Revenue Service (“IRS”) in an approximate amount of $573 for nonpayment of certain taxes. This claim relates primarily to 2007 and 2008 tax returns that were filed when the Company changed its tax year. As of the filing date of this Form 10-Q/ A , there are differences between the IRS’ understanding and our understanding of the application of taxes to the appropriate year. While we do not believe that these taxes are correctly owed, we paid this amount to the IRS in an effort to have the lien removed in the most expeditious manner.  The IRS has indicated that the lien will be removed in the near term. We expect to receive either a full refund or a refund of the tax amount minus certain interest charges once this issue is resolved with the IRS.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 15 : Related Party Transactions

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

Note 16 : Commitments and Contingencies

Litigation

Periodically, we are involved in legal proceedings arising from the normal course of business. As of the date of this Quarterly Report on Form 10-Q/ A , we are not involved in any material pending legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

Letters of Credit

Certain customers could require us to issue a standby letter of credit in the normal course of business to ensure performance under terms of the contract and with associated vendors and subcontractors. In the event of default, the creditor could demand payment from the issuing bank for the amount of the L/C. Our New Agreement with Whitney provides for L/Cs, as discussed in Note 11 , Long-Term Debt. During the year ended December 31, 2009, we issued a $1,107 irrevocable transferrable standby L/C in the normal course of business, with an annual commission rate of 2.4 percent. This L/C was renewed on September 1, 2010 for one year under the same terms and remains outstanding under the New Agreement as of September 30, 2010.

Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands except per share amounts)

Note 17 : Earnings per Common Share

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

The effects of the Restatement to the Company's previously reported net loss for the three and nine months ended September 30, 2010 in the amounts of $1,023 and $1,433, respectively, caused an increase in net loss per share of $0.00 and $0.01, respectively.
Note 18 : Subsequent Events

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

Restatement

In this Quarterly Report on Form 10-Q/A, we have restated our following previously filed unaudited consolidated financial statements and data (and related disclosures) (the “Restatement”):

1.
Unaudited consolidated balance sheet as of September 30, 2010 and the related unaudited consolidated statements of operations and cash flows and any related notes to unaudited consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q/A; and

2.	Management’s discussion and analysis of financial condition and results of operations as of and for the three and nine months ended September 30, 2010, contained herein.

The Restatement resulted from an internal review which detected errors in our percentage of completion accounting model for revenue recognition pertaining to one of our key contracts. The following discussion and analysis of our financial condition and results of operation incorporates the restated amounts. See “Explanatory Note” immediately preceding Part I of this Quarterly Report on Form 10-Q/A, Item 1 and Note 2, “Restatement of Previously Reported Unaudited Consolidated Financial Statements,” Note 7, “Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Deferred Revenue,” Note 11 “Long Term Debt,”  and Note 17, “Earnings per Common Share” of the notes to unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for a detailed discussion of the review and effect of the Restatement.

The Company considered the effect of the error to be immaterial to the consolidated financial statements as of and for the year ended December 31, 2009. Accordingly, the 2009 balances reflect the correction of an immaterial error that resulted in an increase of $639 to the amounts of billings in excess of costs and estimated earnings on uncompleted contracts and accumulated deficit as reported on our consolidated balance sheet in our December 31, 2009 Form 10-K. The unaudited consolidated statement of operations for the three and nine months ended September 30, 2009 have also been adjusted to correct the immaterial effects of the error. The amounts of revenues and gross profit for both the three and nine months ended September 30, 2009 as presented in our September 30, 2009 Form 10-Q were reduced by $378, which resulted in a corresponding $378 increase to operating loss, loss before income taxes and net loss.

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

We have recently received a Notice of Federal Tax Lien from the Internal Revenue Service (“IRS”) in an approximate amount of $573 for nonpayment of certain taxes. This claim relates primarily to 2007 and 2008 tax returns that were filed when the Company changed its tax year. As of the filing date of this Form 10-Q/ A , there are differences between the IRS’ understanding and our understanding of the application of taxes to the appropriate year. While we do not believe that these taxes are correctly owed, we paid this amount to the IRS in an effort to have the lien removed in the most expeditious manner.  The IRS has indicated that the lien will be removed in the near term. We expect to receive either a full refund or a refund of the tax amount minus certain interest charges once this issue is resolved with the IRS.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues.   Revenues increased by $2,362, or 29 percent, to $10,410 for the third quarter 2010 from $8,048 for the same quarter last year. The increase in revenues was due primarily to higher utilization of equipment, ROVs and personnel, increased equipment and tooling rentals, greater demand for engineered subsea projects (including installation support services) and increased manufacture of products for deepwater projects.  The higher demand is attributable to the increased demand for our products and services primarily in Brazil and West Africa and higher equipment and personnel utilization and more rentals in the GOM.

Gross Profit.  Gross profit increased $1,946 to $3,718 for the third quarter 2010, an increase of 110 percent over the same period of the prior year, reflecting an overall increase in the gross profit margin from 22 percent to 36 percent.  The increase in gross profit and gross profit margin was due to the increased revenues described above and to the larger percentage of service rather than product revenue during the same period last year.

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

Goodwill impairment. As of September 30, 2010, we recognized an impairment to goodwill in the amount of $4,513 related to the Flotation and Mako reporting units. The Deep Down Delaware reporting unit did not have any impairment as of September 30, 2010 since the fair value of that reporting unit exceeded the carrying value by 11 percent. Goodwill allocated to Deep Down Delaware was $4,472 at September 30, 2010. See further discussion of the related analysis in Note 9 to the unaudited consolidated financial statements included in this Form 10-Q/ A .  There are a number of assumptions underlying the goodwill valuation. Should the results of operations decline, this could have a negative effect on the assumptions.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009
	(As restated)
Net loss	$(4,388)	$(2,468)
Add back interest expense, net of interest income	124	115
Add back depreciation and amortization expense	1,029	865
Add back income tax expense	21	129
Add back stock based compensation - non-cash	160	321
Add back goodwill impairment - non-cash	4,513	-
Adjusted EBITDA	$1,459	$(1,038)

Adjusted EBITDA for the third quarter 2010 was $1,459 compared to negative $1,038 for the same period last year.  The improvement of $2,497 was primarily driven by the increase in revenues less cost of sales before depreciation expense of $2,106, lower SG&A expenses of $361 and higher other income, net, of $191.

Nine months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

Revenues.   Revenues increased by $4,885, or 23 percent, to $26,236 for the nine months ended September 30, 2010 from $21,351 for the same period last year. The increase in revenues was due primarily to higher utilization of equipment, ROVs and personnel, increased equipment and tooling rentals, greater demand for engineered subsea projects (including installation support services) and increased manufacture of products for deepwater projects. The higher demand is attributable to the increased demand for our products and services primarily in Brazil and West Africa and higher equipment and personnel utilization and rentals in the GOM.  Additionally, during the first nine months of 2010, our revenues benefited from customers commencing work that had previously been delayed, projects supporting the oil spill relief efforts and work related to the increased emphasis on inspection and safety as a result of the oil spill.

Gross Profit.   Gross profit increased $2,902 to $8,840 for the nine months ended September 30, 2010, an increase of 49 percent over the same period of the prior year, reflecting an overall improvement in the gross profit margin from 28 percent to 34 percent.  The increase in gross profit and gross profit margin was due to the increased revenues described above and to the revenue mix which included a larger percentage of service revenue rather than product revenue during the same period last year. The increase in the gross profit and gross profit percent was offset partially by the increase in depreciation expense related to revenue-generating capital equipment to $1,718 from $1,147 which was included in cost of sales in the accompanying statement of operations data (see further discussion below).

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

Goodwill impairment. As of September 30, 2010, we recognized an impairment to goodwill in the amount of $4,513 related to the Flotation and Mako reporting units. The Deep Down Delaware reporting unit did not have any impairment as of September 30, 2010 since the fair value of that reporting unit exceeded the carrying value by 11 percent. Goodwill allocated to Deep Down Delaware was $4,472 at September 30, 2010. See further discussion of the related analysis in Note 9 to the unaudited consolidated financial statements included in this Form 10-Q/ A . There are a number of assumptions underlying the goodwill valuation. Should the results of operations decline, this could have a negative effect on the assumptions.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009
	(As restated)
Net loss	$(7,386)	$(4,959)
Add back interest expense, net of interest income	397	227
Add back depreciation and amortization expense	3,019	2,389
Add back income tax expense (benefit)	59	(859)
Add back stock based compensation - non-cash	614	643
Add back goodwill impairment - non-cash	4,513	-
Adjusted EBITDA	$1,216	$(2,559)

Adjusted EBITDA for the nine months ended September 30, 2010 was $1,216 compared to negative $2,559 for the same period last year. The $3,775 improvement was primarily driven by the increase revenues less cost of sales before depreciation expense of $3,473, higher other income, net, of $230, and lower SG&A expenses of $101.

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

The Whitney New Agreement becomes due on April 15, 2011 and we will need to raise additional debt or equity capital or renegotiate the existing debt prior to the expiration date. Therefore, we are currently in discussions with several lenders who have expressed interest in refinancing our debt. Our plan is to refinanced debt under the Whitney New Agreement in conjunction with obtaining financing to consummate the purchase of Cuming Corporation.  We cannot provide any assurance that any financing will be available to us in the future on acceptable terms or at all. If we are unable to raise additional capital or renegotiate our existing debt, this would have a material adverse impact on our business or would raise substantial doubt about our ability to continue as a going concern. Historically, as of September 30, 2010, we were in compliance with all financial covenants under the New Agreement. However, due to the Restatement adjustments, the leverage ratio and the fixed charge coverage ratio are out of compliance as of September 30, 2010. Under the terms of the New Agreement, Whitney could accelerate and immediately require all amounts outstanding under the New Agreement to become due on the basis of such noncompliance.

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

Cash Flow from Operating Activities

During the nine months ended September 30, 2010, cash provided by operating activities was $4,704 as compared to $4,606 during the same prior year period.  Cash flow from operating activities was impacted by a $2,427 increase in net loss, which was offset by a decrease in accounts receivable of $4,132.  Non-cash depreciation and amortization increased by $630 compared to the prior year period due to property, plant and equipment purchases in late 2009 and 2010, and we recorded a non-cash impairment of goodwill of $4,513 during the nine months ended September 30, 2010.

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

See Note 4 , “Recent Accounting Pronouncements”, in the notes to unaudited consolidated financial statements for information regarding recently issued accounting standards.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, due to the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Internal Control Over Financial Reporting.  Management identified the following material weaknesses as of September 30, 2010:

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

We did not have adequate controls to provide reasonable assurance that revenue was recorded in accordance with GAAP.  Specifically, we did not have appropriately designed or effectively operating management review controls performed by individuals with appropriate technical expertise to ensure that the accounting for contracts under the percentage-of-completion method was appropriate.  This material weakness resulted in material errors that caused a restatement of our interim financial statements for the fiscal quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010.

We did not have an adequate internal control designed to prevent or detect and correct erroneous information in their project cost accounting application.  This material weakness resulted in material errors that caused a restatement of our interim financial statements for the fiscal quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010.

Changes in Internal Control Over Financial Reporting.   During the quarter ended September 30, 2010, Management did not implement any changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s remediation plans. In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures, subsequent to September 30, 2010 as part of our remediation efforts in addressing the material weaknesses above:

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Periodically, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q/ A , we are currently not involved in any pending, material legal proceedings.

We have recently received a Notice of Federal Tax Lien from the Internal Revenue Service (“IRS”) in an approximate amount of $573 for nonpayment of certain taxes. This claim relates primarily to 2007 and 2008 tax returns that were filed when the Company changed its tax year. As of the filing date of this Form 10-Q/ A , there are differences between the IRS’ understanding and our understanding of the application of taxes to the appropriate year. While we do not believe that these taxes are correctly owed, we paid this amount to the IRS in an effort to have the lien removed in the most expeditious manner.  The IRS has indicated that the lien will be removed in the near term. We expect to receive either a full refund or a refund of the tax amount minus certain interest charges once this issue is resolved with the IRS.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index of Exhibits of this Quarterly Report on Form 10-Q/ A , which is incorporated herein by reference.

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

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	March 8, 2011
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer	March 8, 2011
Eugene L. Butler	(Principal Financial Officer)

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