Form 10-K
period 2010-12-31
Deep Down, Inc.
filed 2011-04-15
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosures of delinquent filers in response to Item 405 of Regulations S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010, the last business day of our most recently completed second quarter, was approximately $8,521,700.

At April 13, 2011, the issuer had 206,399,155 shares outstanding of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Forward-Looking Information

Unless otherwise indicated, the terms “Deep Down, Inc.”, “Deep Down”, “Company”, “we”, “our” and “us” are used in this report to refer to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

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

The statements contained in this Report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, “intend”, “plan”, “could”, “is likely”, or “anticipates”, or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by us, may not be realized. Because of the number and range of assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of us, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Therefore, our actual experience and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

History

Deep Down, Inc. is a Nevada corporation engaged in the oilfield services industry.  As used herein, “Deep Down”, “Company”, “we”, “our” and “us” may refer to Deep Down, Inc. and/or its subsidiaries.  Deep Down, Inc. (OTCBB:DPDW), a publicly traded Nevada corporation, was incorporated on December 14, 2006, through a reverse merger with MediQuip Holdings, Inc. (“MediQuip”), a publicly-traded Nevada corporation.

Deep Down is the parent company of the following wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), since its acquisition April 2, 2007; Mako Technologies, LLC, a Nevada limited liability company (“Mako”), since its acquisition effective December 1, 2007; Flotation Technologies, Inc., a Maine corporation (“Flotation”), since its acquisition effective May 1, 2008 and Deep Down International Holdings, LLC, a Nevada limited-liability company (“DDIH”), since its formation in February 2009. As discussed below, effective December 31, 2010, we engaged in a transaction in which all of the operating assets and liabilities of Flotation were contributed, along with other contributions we made, to a joint venture entity named Cuming Flotation Technologies, LLC (“CFT”), in return for a 20% common unit ownership interest in CFT.

On April 2, 2007, we acquired substantially all of the assets of ElectroWave USA, Inc., a Texas corporation. We formed a wholly-owned subsidiary, ElectroWave USA, Inc., a Nevada corporation, to complete the acquisition.  This division has been inactive since 2009 and currently has no material assets or operations.

On December 1, 2007, we acquired all of the common stock of Mako Technologies, Inc.  We formed a wholly-owned subsidiary, Mako Technologies, LLC to complete the acquisition.  Located in Morgan City, Louisiana, Mako serves the offshore petroleum and marine industries with technical support services, and equipment vital to offshore petroleum production, through the provision of highly qualified technicians, remotely operated vehicle (“ROV”) services, topside and subsea equipment and support systems used in diving operations, maintenance and repair operations, and offshore construction.

On June 5, 2008, we completed the acquisition of Flotation. We effectively dated the acquisition for accounting purposes as of May 1, 2008 and consummated the closing on June 6, 2008. Flotation engineers, designs and manufactures deepwater buoyancy systems using high-strength FlotecTM syntactic foam and polyurethane elastomers from its facilities in Biddeford, Maine.

In February 2009, we formed Deep Down International Holdings, LLC, a Nevada limited-liability company and wholly-owned subsidiary of the Company, for the purpose of holding securities for foreign companies organized or acquired by the Company. DDIH currently has no material assets or operations.

As noted above, effective December 31, 2010, we engaged in a joint venture transaction in which all of Flotation's operating assets and liabilities (except for one intercompany corporate overhead payable) were contributed, along with other contributions we made, to CFT in return for a 20% common unit ownership interest in CFT (the "JV").  For a more detailed explanation of this transaction, please see “Part II, Item 8. Financial Statements and Supplementary Data” Note 4 to the consolidated financial statements, “Investment in Joint Venture.”

Importantly, this transaction impacts the presentation of our financial condition and results of operations because it means that the operations of Flotation will no longer be included in such presentation for periods beginning January 1, 2011, except on the basis of our 20% common unit ownership interest in CFT.  However, the operations of Flotation will continue to be fully included in our presentation of historical information for periods ended December 31, 2010 and prior (since the acquisition of Flotation in 2008).

Our current operations include the significant acquisitions of Deep Down Delaware and Mako.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in accordance with our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting deepwater and ultra-deepwater offshore exploration, development and production of oil and gas reserves and other maritime operations.

Business Overview

We provide services to the offshore energy industry to support deepwater and ultra-deepwater exploration, development and production of oil and gas and other maritime operations.  We are primarily a service company, and we also produce custom engineered products that assist us in fulfilling service objectives for specific projects on a contractual basis.  We design and manufacture a broad line of deepwater and ultra-deepwater, surface and offshore rig equipment solutions which are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world.  We also manufacture monitoring and control systems used by offshore energy and other maritime operations.  Our products are often initially developed in direct response to customer requests for solutions to critical problems in the field.  We also serve the growing offshore petroleum and maritime industries with technical management and support services.  One of our greatest strengths is the extensive knowledge base of our service, engineering and management personnel in many aspects of the deepwater and ultra-deepwater industry. Set forth below is a more detailed description of important services and products we provide.

Our goal is to provide superior services and products to our clients in a safe, cost-effective and timely manner.  We believe there is significant demand for, and brand name recognition of, our established products due to the technological capabilities, reliability, cost-effectiveness, timeliness of delivery and operational efficiency features of these products. Since our formation, we have introduced many new products that continue to broaden the market we currently serve.

We market our services and products primarily through our offices in Houston, Texas, and Morgan City, Louisiana.  Our sales representatives travel worldwide to the major international energy and maritime markets.  We generally manufacture and fabricate our products at our facilities, although we also work with third parties who provide manufacturing and fabrication support through their own facilities in the Houston, Texas metroplex.

See Note 1 to the consolidated financial statements, "Description of Business and Summary of Significant Accounting Policies," included in this Report for information related to segment reporting.

Services and Products

Services.  We provide a wide variety of project engineering and management services, including the design, installation and retrieval of subsea equipment and systems, connection and termination operations, well-commissioning services, as well as construction support and ROV operations support.  We pride ourselves on our ability to collaborate with the engineering functions of oil and gas operators, installation contractors and subsea equipment manufacturers to determine the fastest, safest, and most cost-effective solutions to the full spectrum of complex issues which arise in our industry.  We also provide various products in connection with the use of our installation, retrieval, storage and management services.

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

Marine Technical Support Services

We serve the growing offshore petroleum and marine industries with technical support services and products vital to offshore petroleum production.  Our offerings in this area are primarily through the provision of ROV services which include the provision of skilled ROV operators/technicians and ROV equipment, as well as topside and subsea equipment, and support systems used in diving operations, maintenance and repair operations, and offshore construction.

ROV and ROV Tooling Services.  We provide the latest ROV tooling technology as part of our ROV services.  Our ROV tooling services are constantly growing, with the addition of tools as they are requested by our customers.  As part of our ROV services, we have observation and light work class ROV units capable of operating in depths of 10,000 feet. Our services include platform inspection (Level I, II and III, jack-up and template), platform installation and abandonment, search and recovery, salvage, subsea intervention (hot stab operations, torque tool, well, pipeline commissioning, and stack landings), telecommunication cable inspections (existing and as built), anchor handling (mooring and anchor chain monitoring), ROV consulting and project management, ROV pilots and technicians, and underwater cinematography.  We provide an extensive line of ROV intervention tooling, ROV clamps and ROV-friendly hooks and shackles that are state-of-the-art in design.  In the past few years, we began providing maintenance and fleet management services to other ROV owners as an outsourced support function to their ROV fleet.

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

Compliant Splice®.  Compliant Splice®  is a patented method of converting spare umbilicals into actual production umbilicals by splicing spare umbilicals together to produce any length required.  This termination system eliminates the burdens of dealing with umbilical splices during installation and is capable of housing both electrical and fiber optic Fiber Termination Assemblies while still allowing for the splice to be spooled up onto a reel or carousel. This allows oil and gas operators to save significant costs through utilization of existing capital investments in spare umbilicals, which reduces field development costs and delivery time.

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

As of December 31, 2010, the operations relating to buoyancy products were contributed to CFT as part of the JV transaction, and for periods beginning after that date will not be a direct part of our financial condition and results of operations, except on the basis of our minority ownership interest in CFT.

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

During fiscal years 2010 and 2009, we also had manufacturing facilities for Flotation in Biddeford, Maine, but these facilities were contributed along with Flotation’s other assets and liabilities to CFT effective December 31, 2010.

Customers

Demand for our deepwater and ultra-deepwater services, surface equipment and offshore rig equipment is substantially dependent on the condition of the oil and gas industry to invest in substantial capital expenditures as well as continual maintenance and improvements on its offshore exploration, drilling and production operations. The level of these expenditures is generally dependent upon various factors such as expected prices of oil and gas, exploration and production costs of oil and gas, the level of offshore drilling and production activity.  The prevailing view of future oil and gas prices are influenced by numerous factors affecting the supply and demand for oil and gas.  These factors include worldwide economic activity, interest rates, cost of capital, environmental regulation, tax policies, and production levels and prices set and maintained by producing nations and OPEC.  Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of domestic and international offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies, foreign national oil and gas companies, subsea equipment manufacturers and subsea equipment installation contractors involved in offshore exploration, development and production.  Offshore drilling contractors, engineering and construction companies, and other companies involved in maritime operations represent a smaller customer base.

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

Marketing and Sales

We market our services and products throughout the world directly through our sales personnel in our Houston, Texas and Morgan City, Louisiana offices (prior to December 31, 2010 we also had a sales presence in Biddeford, Maine). We periodically advertise in trade and technical publications of our customer base.  We also participate in industry conferences and trade shows to enhance industry awareness of our products and services.  Our customers generally order products and services after consultation with us on their project.  Orders are typically completed within two weeks to three months depending on the type of product or service.  Larger and more complex products may require four to six months to complete, though we have accepted several longer-term projects, including one that has exceeded a year completion.  Our customers select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery and advance technology.  For large drilling and production system orders, we engage our project management team to coordinate customer needs with engineering, manufacturing and service organizations, as well as with subcontractors and vendors.  Our profitability on projects is dependent on performing accurate and cost-effective bids as well as performing efficiently in accordance with bid specifications.  Various factors can adversely affect our performance on individual projects that could potentially adversely affect the profitability of a project.

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

We have an established track record of introducing new products and product enhancements.  Our product development work is conducted at our facilities in Channelview, Texas, and in the field (and prior to December 31, 2010, in Biddeford, Maine).  Our application engineering staff also provides engineering services to customers in connection with the design and sales of our products.  Our ability to develop new products and maintain technological advantages is important to our future success.

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

Competition

The principal competitive factors in the petroleum drilling, development and production and maritime equipment markets are quality, reliability and reputation of the product, price, technology, and timely delivery.  We face significant competition from other manufacturers of exploration, production, and maritime equipment.  Several of our primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources and have a longer history in the manufacturing of these types of equipment.  We compete principally with Dynacon, FMC, Kvaerner, Norson, Ocean Works, Oceaneering, VFL, and Halliburton Product Pipeline Services on our umbilical services; Dynacon, Ocean Works and Odem on our Launch and Recovery Systems; and Entech, Technip, Manatec and Pegasus on our installation management services.

Until the contribution of Flotation to CFT on December 31, 2010, our principal competitors in the polyurethane area were Trelleborg AB, Balmoral Group, Dunlaw Engineering Ltd., ABCO Industries Limited, and Whitefield Plastics Corporation. Our principal competitor in the syntactic foam market was Trelleborg Offshore, Inc. Other competitors included Cuming Corp., located in Massachusetts; Matrix Composites & Engineering Ltd., located in Australia; Balmoral Group, located in Scotland; Syntech Materials, Inc., located in Virginia; and Marine Subsea Group, located in Norway.

Employees

At March 31, 2011, we had approximately 75 full-time employees.  Our employees are not covered by collective bargaining agreements and we generally consider our employee relations to be good.  Our operations depend in part on our ability to attract a skilled labor force.  While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we pay or both.

Governmental Regulations

A significant portion of our business activities are subject to federal, state, local and foreign laws and regulations and similar agencies of foreign governments.  The technical requirements of these laws and regulations are becoming increasingly expensive, complex and stringent.  These regulations are administered by various federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor and the U.S. Environmental Protection Agency.  From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies.  Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws will require us to make material additional expenditures.

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

Intellectual Property

While we are the holder of various patents, trademarks and licenses relating to our business, we do not consider any individual intellectual property to be material to our business operations.

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

Prior to December 31, 2010, we also had operating facilities and administrative offices located at 20 Morin Street, Biddeford, Maine 04005. We had originally acquired the facility in May 2008 for a fair market value of $3.3 million, and the facility consisted of 3.61 acres of land, including a 46,925 square-foot light industrial manufacturing facility and administrative offices. Additionally, in October 2008, Flotation entered into a 60-month lease for 18,000 square feet of warehouse space, which was increased to 21,900 square feet in April 2009, within a 107,000 square foot warehouse located at 26 Morin Street, Biddeford, Maine and purchased a three-quarter acre parcel, which are both adjacent to Flotation’s operating facility.  Both the owned and leased real property in Biddeford, Maine was contributed to CFT effective as of December 31, 2010. See Note 4 "Investment in Joint Venture" to the consolidated financial statements included in this Report.

Our operating facilities in Channelview, Texas are subject to the liens of our lender, Whitney National Bank, under our credit agreement. We believe that our current space is suitable, adequate and of sufficient capacity to support our current operations.

ITEM 3.   LEGAL PROCEEDINGS

Periodically, we may be involved in legal proceedings arising in the normal course of business. As of the date of this Report, we are currently not involved in any pending, material legal proceedings.

As disclosed in our Form 8-K filed on November 12, 2010, we received a Notice of Federal Tax Lien from the Internal Revenue Service (“IRS”) in an approximate amount of $573,000 for nonpayment of certain taxes. This claim related primarily to 2007 and 2008 tax returns that were filed when the Company changed its tax year. We paid approximately $592,000 in December 2010, resolved the issue with the IRS and the lien was removed effective December 7, 2010.  As of December 31, 2010, we have recorded a receivable from the IRS of approximately $592,000, which is included as a component of accounts receivable on the accompanying consolidated balance sheet.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock trades publicly on the OTC Bulletin Board ("OTCBB") under the symbol “DPDW.” The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

Prior to the reverse merger with MediQuip on December 14, 2006, no public market in our common stock existed. Beginning December 14, 2006, our common stock was quoted on the OTCBB. These quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The following table sets, for the periods indicated, the high and low sales prices for our common stock as reported by the OTCBB.

	High	Low
Fiscal Year 2010:
December 31, 2010	$0.10	$0.05
September 30, 2010	$0.07	$0.04
June 30, 2010	$0.17	$0.05
March 31, 2010	$0.15	$0.11
Fiscal Year 2009:
December 31, 2009	$0.28	$0.11
September 30, 2009	$0.16	$0.10
June 30, 2009	$0.17	$0.10
March 31, 2009	$0.19	$0.08

Holders

As of March 31, 2011, there were approximately 1,050 stockholders of record of our common stock.  All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for working capital use.  Under the terms of our credit agreement with Whitney National Bank, we are restricted from paying cash dividends on our common stock, unless no default under the credit agreement exists at the time of or would arise after giving effect to any such distribution. We intend to retain operating capital for the growth of the company operations.

Equity Compensation Plan Information

The following table sets forth the outstanding equity instruments as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by securityholders	16,141,667 (1)	$0.13	11,468,000(1)
Equity compensation plans not approved by securityholders	638,812 (2)	$0.78
TOTAL	16,780,479	$0.15	11,468,000

(1)   Represents approximately 31,100,000 shares of common stock that may be issued pursuant to equity awards granted as of December 31, 2010, less 3,500,000 outstanding shares of restricted stock granted under the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”) and approximately 11,468,000 additional shares of common stock available for future grant under the Plan. Shares available for grant is net of 3,500,000 restricted shares that were granted under the Plan to executives and employees in 2009 and 2010 (see additional discussion of terms and vesting under Executive Compensation). These restricted shares are included in the shares outstanding as of December 31, 2010.  Under the Plan, the total number of shares subject to grants and awards is 15 percent of issued and outstanding shares of common stock. Effective in March 2010, we cancelled 2,000,000 outstanding options held by two executives which were scheduled to vest on February 14, 2011, and did not reissue any replacement options, thus increasing the number of securities available for future issuance. We recorded the remaining unamortized share-based compensation in March 2010 when the shares were cancelled. The Plan was approved by security holders of our predecessor MediQuip Holdings, Inc.

(2)    Represents 438,812 shares of common stock underlying warrants, granted in 2007 as part of our prior borrowing facility, plus an additional 200,000 warrants issued in 2008 in connection with the purchase of Flotation during fiscal 2008.  See Note 9 "Warrants" to our consolidated financial statements included in this Report with regard to material terms of such warrants.

Recent Sales of Unregistered Securities

We have previously disclosed in our quarterly and current reports our sales of equity that were not registered under the Securities Act. In particular for this purpose, please see our Current Report on Form 8-K filed on January 5, 2011.

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

In this Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all dollar and share amounts are in thousands of dollars and shares, unless otherwise indicated.

Revision of 2009 Consolidated Financial Statements

As discussed in our Form 10Q/A for the quarter ended September 30, 2010, filed with the SEC on March 8, 2011, in conjunction with an internal review meeting of Flotation, our management reviewed the status of one of our long-term fixed price contracts (the “Contract”) that we entered into in November 2008 which is scheduled to be completed in the third quarter of 2011. As a result of this review, our management identified errors in the percentage-of-completion accounting model for revenue recognition pertaining to this Contract. We considered the effect of the error to be immaterial to the consolidated financial statements for the year ended December 31, 2009. The audited consolidated balance sheet and statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2009 included in this Annual Report on Form 10-K (the “Report”) have been adjusted to correct the immaterial effects of the error.

The 2009 consolidated balance sheet reflects the increase of $639 to the amounts of billings in excess of costs and estimated earnings on uncompleted contracts and accumulated deficit. On the consolidated statement of operations, revenues and gross profit for the year ended December 31, 2009 were reduced by $639, which resulted in a corresponding $639 increase to operating loss, loss before income taxes and net loss. On the consolidated statement of cash flows, the revision increased net loss by $639 which was offset to billings in excess of costs and estimated earnings on uncompleted contracts, for a net impact to cash flows provided by operations of $0. On the consolidated statement of stockholders’ equity, the revision increased accumulated deficit by $639. See additional discussion in Note 2 "Revision of 2009 Financial Statements" to the consolidated financial statements included in this Report.

General

We are an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, ROVs and related services. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Our primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.  In connection with our JV, we install buoyancy modules on risers for deepwater drilling; we manufacture collars used with the riser buoyancy and we provide buoyancy repair and maintenance.

Equity Investment in Joint Venture

On December 31, 2010, the Company and its wholly-owned subsidiary Flotation, entered into a Contribution Agreement by and among the Company, Flotation, Cuming Flotation Technologies, LLC, a Delaware limited liability company (“CFT”), and Flotation Investor, LLC, a Delaware limited liability company (“Holdings”), pursuant to which Flotation contributed all of its operating assets and liabilities (except for one intercompany corporate overhead payable) to CFT in exchange for common units of CFT.  Pursuant to the Contribution Agreement, we contributed to CFT $1,400 in cash and all of our rights and obligations under that certain Stock Purchase Agreement, dated May 3, 2010, as amended (the “Cuming SPA”), by and among the Company, Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming, in exchange for common units of CFT.  Concurrently with the closing of the transactions described above, CFT contributed the operating assets and liabilities it acquired from Flotation to Flotation Tech, LLC, a Delaware limited liability company and wholly-owned subsidiary of CFT.

On December 31, 2010, we entered into a Contract Assignment and Amendment Agreement by and among the Company, CFT and Cuming, pursuant to which we assigned all of our rights and obligations under the Cuming SPA to CFT.  Concurrent with our entry into such Contract Assignment and Amendment Agreement, we entered into a Securities Purchase Agreement, by and among the Company and Holdings (the “Securities Purchase Agreement”), pursuant to which we sold and issued to Holdings 20,000 shares of our common stock for an aggregate purchase price of $1,400.  The Securities Purchase Agreement provides Holdings with registration rights for such 20,000 shares only in the event we fail to maintain current public filings.

In connection with the consummation of the foregoing described transaction, on December 31, 2010, the Company and Flotation entered into an Amended and Restated Limited Liability Company Agreement (the “JV LLC Agreement”) of CFT by and among us, Flotation and Holdings, each as a member of the CFT, to provide for the respective rights and obligations of the members of CFT.  We and Flotation collectively hold 20% of the common units of CFT.  Holdings holds 80% of the common units and 100% of the preferred units, which are entitled to a preferred return until the holder thereof receives a full return of its initial capital contribution.  The preferred units have no voting rights.  Pursuant to the terms of the JV LLC Agreement, we and Flotation collectively have the right to appoint one director to CFT’s board of directors and Holdings has the right to appoint the other 4 directors.  The JV LLC Agreement provides that, without the prior approval of Deep Down and Flotation, certain actions cannot be taken by CFT, including:  increasing the number of members of CFT’s board of directors; amending the JV LLC Agreement or the certificate of formation of CFT in a manner that disproportionately adversely affects Deep Down or Flotation; engaging in activities other than the business of CFT; declaring or paying dividends or distributions not in accordance with the JV LLC Agreement; repurchasing or redeeming CFT units; causing a material change in the nature of CFT’s business; engaging in activity that disproportionately affects Deep Down or Flotation as holders of units of CFT; liquidating, dissolving or effecting a recapitalization or reorganization of CFT; prior to November 2, 2012, authorizing or issuing any equity securities or other securities with equity features or convertible into equity securities except with regard to incentive plans for management; making loans, advancements, guarantees or investments except under certain circumstances; granting an exclusive license in all or substantially all of the intellectual property rights of CFT; amending any provision of, or entering into a resolution of any dispute with the parties under the Cuming SPA; entering into a transaction with an officer, director or other person who is an affiliate of CFT; incurring any funded indebtedness other than for the purpose of retiring CFT’s indebtedness to Holdings until such time as such indebtedness is fully repaid; or agreeing or committing or causing any subsidiary to agree to or commit to any of the above.

Concurrent with the closing of the joint venture transaction on December 31, 2010, we entered into a Management Services Agreement to be effective as of January 1, 2011, with CFT, pursuant to which we provide CFT the services of certain officers and management personnel.  We have amended this Management Services Agreement effective as March 1, 2011 to, among other things, alter the minimum monthly fee we are paid by CFT (due partly to a change in the staffing levels for services and personnel we provide to CFT).

See additional discussion in Note 4 “Investment in Joint Venture” to the consolidated financial statements included in this Report.

Industry and Executive Outlook

Effective May 30, 2010, the United States Department of the Interior, (the “DOI”) ordered a moratorium on all deepwater drilling on the Outer Continental Shelf in response to the April 20, 2010, Deepwater Horizon incident (the “GOM Incident”). Although this moratorium was lifted by the DOI on October 12, 2010, the impact of the GOM Incident on our operations and severity of the industry downturn cannot be predicted with certainty. The timing of market recovery will depend upon several additional factors outside of our control, including the securing of permits, among other required approvals, necessary prior to commencement of deepwater operations in the GOM. Recently, several of our customers have received drilling permits. We expect our operations in the GOM will start improving sometime during the last half of 2011.

Financial markets, which are critical to the funding of the major offshore and deepwater projects, also continued to show some signs of stabilization and recovery and we continue to see an increase in our multi-national bidding activity.  Our operations continue to benefit from increased demand for our products and services primarily in Brazil and West Africa.

The deepwater and ultra-deepwater industry remains one of the best frontiers for adding large hydrocarbon reserves with high production flow rates. We are well positioned to supply services and products required to support safe offshore and deepwater projects of our customers. We anticipate demand for our deepwater and ultra-deepwater services and products will continue to grow and we will continue to focus on this sector of the industry worldwide.

For fiscal year 2011, our focus remains on successful execution of our projects, obtaining new project awards and effective cash management.

Results of Operations

	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
Revenues	$42,471	$28,810	$13,661	47.4%

Revenues

Revenues increased $13,661, or 47.4 percent, to $42,471 for the year ended December 31, 2010 from $28,810 for the previous year. The increase in revenues was due primarily to generally higher demand for our services and products, especially in the GOM and West Africa, leading to higher utilization of our personnel, equipment and ROVs, increased equipment and tooling rentals, greater output of engineered subsea projects (including installation support services) and increased manufacture of products for deepwater and ultra-deepwater projects.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
Cost of sales	$28,886	$19,888	$8,998	45.2%
Gross Profit	$13,585	$8,922	$4,663	52.3%
Gross Profit %	32.0%	31.0%		1.0%

Gross profit increased $4,663 to $13,585 for the year ended December 31, 2010, an increase of 52.3 percent over the same period of the prior year, reflecting an overall increase in the gross profit margin to 32 percent from 31 percent.  The increases in gross profit and gross profit margin were due to the increased revenues described above and to the larger percentage of service rather than product revenue during the same period last year.

We record depreciation expense related to revenue-generating fixed assets as cost of sales, which totaled $2,327 and $1,615 for the years ended December 31, 2010 and 2009, respectively. The increase in 2010 resulted from the purchases of ROVs and other capital expenditures to increase capacity in 2010 and late in fiscal year 2009.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
Selling, general & administrative	$13,963	$14,371	$(408)	(2.8)%
Selling, general & administrative as a % of revenues	32.9%	49.9%		(17.0)%

Selling, general and administrative expenses (“SG&A”), as a percent of revenue, decreased 17.0% from the previous fiscal year.  SG&A decreased $408 from the previous year, even though revenues for the same period increased by 47.4%. Now that we have completed the JV transaction, we will continue our cost containment program. During the year ended December 31, 2009, we reversed an accrual of $586 for registration penalty expense that was accrued during fiscal 2008. The effect of this accrual reversal in 2009 indicates our SG&A actually declined by $994, which is a significant reduction in SG&A as a result of our cost containment program.

Depreciation and amortization expense (excluded from Cost of sales)

	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
Depreciation	$329	$343	$(14)	(4.1)%
Amortization	1,402	6,195	(4,793)	(77.4)%
Depreciation and amortization	$1,731	$6,538	$(4,807)	(73.5)%

Depreciation and amortization expense consists primarily of depreciation of our fixed assets that are not related to revenue generation, plus amortization of intangible assets, including our customer lists, technology and trademarks. Depreciation and amortization expense, excluded from “Cost of sales” in the accompanying statements of operations, was $1,731 and $6,538 for the years ended December 31, 2010 and 2009, respectively.

Amortization of intangible assets for the year ended December 31, 2010 was $1,402 compared to $6,195 for the year ended 2009. Included in amortization for 2009 was an impairment charge to certain long-lived intangible assets totaling $4,616, due partially to a change in the estimated useful life of some technology intangible assets from twenty-five years to ten years which reduced the fair value measurement of the asset. See further discussion regarding the specific assumptions and test results in Note 6 "Intangible Assets and Goodwill" to the consolidated financial statements included in this Report.

Goodwill impairment

During the year ended December 31, 2010, we recognized an impairment to goodwill in the amount of $4,513 related to the Flotation and Mako reporting units. As of December 31, 2009, we recognized an impairment to goodwill in the amount of $5,537 related to the Deep Down Delaware and Mako reporting units. See further discussion of the related analysis in Note 6 "Intangible Assets and Goodwill" to the consolidated financial statements included in this Report.

Net interest expense

Net interest expense for the year ended December 31, 2010 was $510 compared to $356 for the same prior year period.  Net interest expense for the years ended December 31, 2010 and 2009 was generated by our outstanding bank debt, capital leases and our outstanding subordinated debenture.

Loss on contribution of net assets of wholly-owned subsidiary

Effective December 31, 2010, we engaged in a joint venture transaction in which all of Flotation’s operating assets and liabilities (except for one intercompany corporate overhead payable) were contributed, along with other contributions we made, to CFT in return for a 20% common unit ownership interest in CFT.  A gain or loss is recognized on the difference between the determined fair value of our investment in CFT and the book value of the net assets contributed. Because the fair value of CFT’s net assets (common equity) was determined to be $17,000, our 20% investment was valued at $3,400.  When this amount was compared to the combined book value of Flotation’s net assets of $12,119 plus cash we contributed of $1,400, a loss on contribution in the amount of $10,119 was generated. Based on the financial forecasts of CFT, we believe that the expected equity earnings from our 20% investment in CFT in future years will exceed the loss on contribution of Flotation.

Equity in net loss of joint venture

The transaction with CFT closed on December 31, 2010. The loss of CFT for the year ended December 31, 2010 was comprised of acquisition and legal costs, which were partially offset by the recognition of a bargain purchase gain.  There was no operating activity recorded in 2010. We recorded our 20% equity-method portion of CFT’s net loss in the amount of $254 for the year ended December 31, 2010.

Adjusted EBITDA

Our management evaluates our performance based on a non-GAAP measure, Adjusted EBITDA, which consists of earnings (net income or loss) available to common shareholders before cumulative effect of accounting change, net interest expense, income taxes, non-cash stock compensation expense, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges.  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with U.S. GAAP. The amounts included in the Adjusted EBITDA calculation, however, are derived from amounts included in the accompanying consolidated statements of operations data.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, non-cash impairment, non-cash stock compensation expense, non-cash impairments, other non-cash items and one-time charges which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired; it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest) and asset base (primarily depreciation and amortization) and actions that do not affect liquidity (stock compensation expense, goodwill impairment and loss on contribution of assets of a wholly-owned subsidiary) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2010 and 2009:

	Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
Net loss	$(17,415)	$(16,781)	$(634)	(3.8)%
Add back interest expense, net of interest income	510	356	154	43.3%
Add back depreciation and amortization	4,058	8,154	(4,096)	(50.2)%
Add back income tax expense (benefit)	175	(1,026)	1,201	117.1%
Add back loss on contribution of net assets of wholly-owned subsidiary	10,119	-	10,119	100.0%
Add back share-based compensation	727	836	(109)	(13.0)%
Add back goodwill impairment	4,513	5,537	(1,024)	(18.5)%
Adjusted EBITDA	$2,687	$(2,924)	$5,611	191.9%

Adjusted EBITDA was $2,687 for the year ended December 31, 2010 compared to $(2,924) for the previous year. The $5,611 improvement was primarily driven by improved operations and reduced costs, particularly in the second half of the year.

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

During our fiscal years ended December 31, 2010 and 2009, we have supplemented the financing of our capital needs through a combination of debt and equity financings.  Most significant in this regard has been our debt facility we have maintained with Whitney National Bank (“Whitney”).  Our loans outstanding under the Amended and Restated Credit Agreement with Whitney (the “Restated Credit Agreement”)  become due on April 15, 2012.  We will need to raise additional debt or equity capital or renegotiate the existing debt prior to such date.  We are currently in discussions with several lenders who have expressed interest in refinancing our debt. Our plan is to refinance the outstanding indebtedness under the Restated Credit Agreement or seek terms with Whitney that will provide an extension of such Restated Credit Agreement along with additional liquidity.  However, we cannot provide any assurance that any financing will be available to us on acceptable terms or at all.  If we are unable to raise additional capital or renegotiate our existing debt, this would have a material adverse impact on our business or would raise substantial doubt about our ability to continue as a going concern.  In addition to the foregoing, as of December 31, 2010, we were not in compliance with the financial covenants under the Restated Credit Agreement.  On March 25, 2011 we obtained a waiver for these covenants as of December 31, 2010.

Although the factors described above create uncertainty, if our planned financial results are achieved we believe that we will have adequate liquidity to meet our future operating requirements, and we believe we will be able to raise additional capital or renegotiate our existing debt.

The following are summaries regarding our primary sources of capital financing for our fiscal year ended December 31, 2010.

Whitney Credit Agreement

We originally entered into a credit agreement with Whitney in November 2008.  The credit agreement originally provided a commitment to lend to us the lesser of $2,000 or 80 percent of eligible receivables.  All of this commitment was also available for Whitney to issue letters of credit (“L/C”) for our benefit.  In December 2008, we entered into an amendment of the credit agreement that provided for us to receive a term loan in the principal amount of $1,150.  Then, in May 2009, we entered into another amendment to the credit agreement providing for us to receive another term loan in the principal amount of $2,100.  We used the proceeds from the December 2008 term loan to purchase a piece of equipment (a remotely operated vehicle) and we used the proceeds of the May 2009 term loan to purchase real property in Channelview, Texas.  There was $850 outstanding under the revolving credit line available on December 31, 2009.  We also used the credit agreement to have Whitney issue an irrevocable transferable standby L/C in the ordinary course of business, with an annual commission rate of 2.4 percent for $1,107 during the year ended December 31, 2009 (which such L/C related to a large contract we expect to have completed during 2011).  The Restated Credit Agreement does not obligate Whitney to issue new L/Cs. However on September 1, 2010, Whitney did renew the aforementioned L/C under the same terms for a period of one year to expire on August 31, 2011.  We paid the annual commission in advance, and the L/C will remain in effect until it expires.

On April 14, 2011, we entered into a Second Amendment to the Restated Credit Agreement with Whitney, pursuant to which Whitney extended the maturity dates of the respective term loans and the letter of credit facility under the Restated Credit Agreement to April 15, 2012.

Under the original credit agreement with Whitney, we were obligated to repay the December 2008 term loan on the basis of monthly installments of $35, with the initial payment on February 1, 2009 and a final payment on January 2, 2012.  Outstanding amounts of principal of the December 2008 term loan accrue interest at a rate of 6.5 percent per annum.  Under the terms of the Restated Credit Agreement, the monthly installment payments and interest rate of the December 2008 term loan remain the same. As of December 31, 2010, the outstanding principal amount of the December 2008 term loan was $443.

Under the original credit agreement with Whitney, we were obligated to repay the May 2009 term loan on the basis of monthly installments of $18, with the initial payment on June 1, 2009 and a final payment on May 1, 2024.  Outstanding amounts of principal of the May 2009 term loan accrue interest at a rate of 6.5 percent per annum.  Under the terms of the Restated Credit Agreement, the monthly installment payments and interest rate of the May 2009 term loan remain the same, and the final balloon payment of $1,834 is now due on April 15, 2012.  As of December 31, 2010, the outstanding principal amount of the May 2009 term loan was $1,944.

Upon execution of the Restated Credit Agreement in April 2010, our indebtedness in the amount of $850 outstanding under the revolving credit line of the credit agreement was converted to a term loan.  This term loan requires us to make monthly installments in the amount of $40 plus the amount of accrued and unpaid interest beginning on May 1, 2010 with a final payment on February 1, 2012.  Outstanding amounts of principal of the April 2010 term loan accrue interest at a rate of 6.5 percent per annum.  As of December 31, 2010, the outstanding principal amount of the April 2010 term loan was $530.

Whitney possesses a lien on all of our assets to secure the outstanding indebtedness under the Restated Credit Agreement.  Furthermore, each of our subsidiaries has guaranteed our obligations under the Restated Credit Agreement, and as such, our obligations in connection with the Restated Credit Agreement are generally secured by a first priority lien on all of our subsidiaries’ assets.  With regard to the Channelview Property purchased with the proceeds of the May 2009 term loan, we also entered into a Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing creating a lien on such property.

On December 31, 2010, we entered into a First Amendment to Amended and Restated Credit Agreement with Whitney, pursuant to which Whitney provided its consent concerning our contribution of Flotation’s assets to CFT and our issuance of shares to Holdings and using the proceeds thereof for a further cash contribution to CFT.  This amendment allowed the Company to complete the acquisition of Cuming Corporation and form the JV, which we contributed all of the assets, liabilities and bank debt of the Flotation subsidiary to the JV for our 20% ownership in the JV.  However, as a result of this transaction occurring on December 31, 2010, we are required to expense all acquisition costs and write down the value of the contributed assets in order to establish a fair value of our investment in the JV.  These expenses and write down caused us to be not in compliance with certain financial covenants under the Restated Credit Agreement.  On March 25, 2011 we obtained a waiver for these covenants as of December 31, 2010.

Under the Restated Credit Agreement, as amended and restated, beginning with the quarter ended June 30, 2010, and for each quarter thereafter, we have been obligated to comply with the following financial covenants: (i) total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not greater than 3.0 to 1.0 (“Leverage Ratio”), consolidated EBITDA to consolidated net interest expense and principal payments on the total debt greater than 1.5 to 1.0 (“Fixed Charge Coverage Ratio”), and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets”, plus 50 percent of net income, after provision for taxes (“Tangible Net Worth”) in excess of $15,000.  The calculation of EBITDA, with regards to the Leverage Ratio and Fixed Charge Coverage Ratio, allows us to deduct certain non-cash items, specifically asset impairment charges as of December 31, 2009 and going forward.  As of both September 30, 2010 and December 31, 2010, we were not in compliance with the Leverage Ratio and the Fixed Charge Coverage Ratio and, as noted above, such circumstance entitles Whitney at its option to accelerate and immediately require all amounts outstanding under the Restated Credit Agreement to become immediately due. Under the Restated Credit Agreement, we continue to have obligations for other covenants, including limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.

The Restated Credit Agreement removed a provision from the prior credit agreement with Whitney that permitted us to obtain additional indebtedness from a third party in the event Whitney declined to increase its commitment of indebtedness to us.  As such, we expect to have to refinance the indebtedness outstanding under the Restated Credit Agreement at any such time as we seek to obtain new financing from a third party.

TD Bank Loan Agreement

During fiscal 2009, Flotation, our wholly-owned subsidiary, obtained loan proceeds from TD Bank, N.A. in the principal amount of $2,160 (the “TD Bank Loan”).  Under the terms of the TD Bank Loan, we were obligated to make payments in monthly installments of $15, with an initial payment on March 13, 2009 and a final payment of the unpaid principal and accrued interest in February 2029.  The interest rate on the TD Bank Loan was 5.75 percent.

The TD Bank Loan was secured by Flotation’s operating premises in Biddeford, Maine under a mortgage and security agreement and a collateral assignment of leases and rents.  The TD Bank loan required us to enter into a debt subordination agreement that subordinated any debt Flotation owed to Deep Down, other than accounts payable between them arising in the ordinary course of business.  Additionally, the TD Bank Loan required a “negative pledge” that prohibited Flotation and Deep Down from granting security interests in Flotation’s personal property, other than such security interests granted in respect of our credit agreement with Whitney, as appropriate.

Under the TD Bank Loan, we were required to meet certain covenants and restrictions.  The financial covenants were reportable annually beginning with the year ended December 31, 2009, and were specific to the Flotation subsidiary financials.  At December 31, 2009, we were not in compliance with the financial covenants, and on April 15, 2010, we obtained a waiver for these covenants as of December 31, 2009.

In connection with Flotation’s contribution of all of its assets to CFT on December 31, 2010, CFT assumed the obligations of Flotation under the TD Bank Loan and we were released from the obligations under such loan.

Other Debt

We have a subordinated debenture with a principal amount of $500 which originated from the exchange of preferred stock in a prior year. The debenture has a fixed interest rate of 6.0 percent per annum, which is required to be paid annually beginning March 31, 2009 through maturity on March 31, 2011, when the unpaid principal balance is due.

Equity Financings

Between April 25 and April 30, 2010, we sold 5,150 shares of our common stock in a private placement to accredited investors at a per share price of $0.10 resulting in total proceeds of $501, net of $14 applied to an outstanding vendor invoice for services provided, which we have used for working capital purposes.

On December 31, 2010, we sold 20,000 shares of our common stock in a private placement to Holdings for an aggregate purchase price of $1,400.  We then contributed these proceeds to CFT in return for common units of CFT.  For a description of the joint venture transaction of which this sale and contribution were a part, see “Part II, Item 8. Financial Statements and Supplemental Data” Note 4 "Investment in Joint Venture" to the consolidated financial statements.

Cash Flows

For the year ended December 31, 2010, cash used in operating activities was $4,043 as compared to cash provided by operating activities of $2,532 for the prior year. Our working capital balances vary due to delivery terms and payments on key contracts, costs and estimated earnings in excess of billings on uncompleted contracts, and outstanding receivables and payables. For the year ended December 31, 2009, we recorded depreciation and amortization of $8,154, which included $4,616 additional amortization due to the impairment of two long-lived intangible assets. The net intangible assets and other operating assets and liabilities of Flotation were contributed to CFT effective December 31, 2010, as discussed above.

For the year ended December 31, 2010, cash provided by investing activities was $5,946 compared to cash used in investing activities of $6,611 for the prior year. During the year ended December 31, 2010, we used $2,634 to purchase property and equipment and $278 for capitalized software. Additionally, we contributed $1,400 to the joint venture with CFT, which was generated by the sale of 20,000 shares of our common stock at $0.07 per common share, and contributed the net assets and liabilities of Flotation to CFT, which resulted in a loss of $10,119.  For the year ended December 31, 2009, we used $6,117 to purchase property and equipment related to plant improvements and the purchase of ROVs, plus $614 for capitalized software.

For the year ended December 31, 2010, cash provided by financing activities was $915 which represented net proceeds from the sale of stock of $1,901, offset by $961 in principal payments on long term debt and $25 value of stock canceled for payroll taxes related to employee restricted stock vestings.  During the year ended December 31, 2009, cash provided by financing activities was $2,496 which consisted of borrowings of $3,000 and principle payments of $504.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs and estimated earnings incurred in excess of billings on uncompleted contracts, inventory, impairments of long-lived assets, including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, billings in excess of costs and estimated earnings on uncompleted contracts; contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue once the following four criterions are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectability is reasonably assured. Fabrication and sale of equipment billings are contingent upon satisfaction of a significant condition of sale milestone, including but not limited to, factory acceptance testing and customer approval, and recognized upon transfer of title to the customer.  Service revenue is recognized as the service is provided, and “time and material” contracts are billed on a bi-weekly or monthly basis as costs are incurred. Customer billings for shipping and handling charges are included in revenue.

From time to time, we enter into large fixed price contracts which we determine that recognizing revenues for these types of contracts is appropriate using the percentage-of-completion method, which compares the percentage of costs incurred to date to the estimated total costs for the contract.  This method is appropriate because management considers total costs the best available measure of progress.

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

Long-Lived Assets

Long-lived assets include property, plant and equipment and long-lived intangible assets. Our intangible assets generally consist of assets acquired in the purchases of the Mako and Flotation subsidiaries and are comprised of customer lists, non-compete covenants with key employees and trademarks related to Mako’s ROVs and to Flotation’s branding, processes, materials and technology.  We amortize intangible assets over their useful lives ranging from six to twenty-five years on a straight-line basis.  We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods, useful lives and the valuation of acquired long-lived intangible assets.

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

We assessed the conditions and concluded, as of December 31, 2009, that a triggering event had occurred that required an impairment analysis of long-lived intangible assets (see further discussion below related to Goodwill annual testing). For the year ended December 31, 2009, we recorded impairment charges totaling $4,616 to several long-lived intangible assets, which total impairment charges were recorded on the statement of operations as amortization expense. There was no impairment of long-lived assets for the year ended December 31, 2010.  Unanticipated changes in revenue, gross margin, or long-term growth factor could result in a material impact on the estimated fair values of our long-lived assets which could result in long-lived asset impairments in future periods. See further discussion in Note 6 "Intangible Assets and Goodwill" to the consolidated financial statements included in this Report. Additionally, the net intangible assets of Flotation were contributed to CFT effective December 31, 2010, as discussed above.

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

At December 31, 2010 and 2009, respectively, our management completed the annual impairment test of goodwill. There was no indication of impairment for the year ended December 31, 2010. Management’s calculations indicated as of December 31, 2009, due to a number of factors, including the global economic environment, increased costs of capital and the decrease in our market capitalization, that the calculations for the reporting units of Deep Down Delaware, Mako and Flotation each indicated their respective net book value exceeded its fair value and, accordingly, goodwill for each unit was considered to be potentially impaired. We used the estimated fair value of each reporting unit from the first step as the purchase price in a hypothetical acquisition of the respective reporting unit. See Note 6 "Intangible Assets and Goodwill" to the consolidated financial statements for a discussion of testing inputs and assumptions. We recognized a goodwill impairment of $3,056 for Deep Down Delaware, $2,481 for Mako and $0 for Flotation for the year ended December 31, 2009. Remaining goodwill by reporting unit was $4,472, $2,874 and $2,083 for the Deep Down Delaware, Mako and Flotation reporting units, respectively, as of December 31, 2009.

Additionally, we assessed market conditions and concluded, as of September 30, 2010, that a triggering event had occurred that required an impairment analysis of goodwill for each reporting unit.  Management’s calculations indicated, due to a number of factors, including the global economic environment, increased costs of capital and the decrease in our market capitalization, that the calculations for the reporting units of Mako and Flotation each indicated their respective net book value exceeded its fair value and, accordingly, we estimated the implied fair value of the goodwill for each reporting unit. The calculation for Deep Down Delaware did not indicate any impairment of goodwill.  We used the estimated fair value of each reporting unit from the first step as the purchase price in a hypothetical acquisition of the respective reporting unit. We recognized a goodwill impairment of $2,430 for Mako and $2,083 for Flotation reporting units as of the nine months ended September 30, 2010.  The impairment was recorded in operating expenses in the consolidated statement of operations for the year ended December 31, 2010. This non-cash charge did not impact our liquidity position, debt covenants or cash flows.

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

Share-based Compensation

We record share-based payment awards exchanged for employee services at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2010, we had two types of share-based employee compensation: stock options and restricted stock.

Key assumptions used in the Black-Scholes model for stock option valuations include (1) expected volatility (2) expected term (3) discount rate and (4) expected dividend yield. Since we do not have a sufficient trading history to determine the volatility of our own stock, we based our estimates of volatility on a representative peer group consisting of companies in the same industry, with similar market capitalizations and similar stage of development.  Additionally, we continue to use the simplified method related to employee option grants.

Income Taxes

We follow the asset and liability method of accounting for income taxes.  This method takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2010 and 2009 were (1.0) percent, and 5.98 percent, respectively.

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

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof.  If and when our deferred tax assets are no longer fully reserved, we will begin to provide for taxes at the full statutory rate.  In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses as of December 31, 2010:

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

We did not have adequate controls to provide reasonable assurance that revenue was recorded in accordance with GAAP.  Specifically, we did not have appropriately designed or effectively operating management review controls performed by individuals with appropriate technical expertise to ensure that the accounting for contracts under the percentage-of-completion method was appropriate. This material weakness resulted in material errors that caused a restatement of our interim financial statements for the fiscal periods ended March 31, 2010, June 30, 2010, and September 30, 2010.

We did not have an adequate internal control designed to prevent or detect and correct erroneous information in our project cost accounting application. This material weakness resulted in material errors that caused a restatement of our interim financial statements for the fiscal periods ended March 31, 2010, June 30, 2010, and September 30, 2010.

As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in the Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC.

Changes in Internal Control Over Financial Reporting.   Management has implemented the following changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
During the fourth quarter of fiscal 2010 and into 2011, Management has increased review of the processes related to the recognition of revenue accounted for under the percentage-of-completion methodology, including the timely review of cost estimates at completion for all material percentage-of-completion contracts. Effective with the Restatement and during the fourth quarter of fiscal 2010, Management corrected the errors identified in the labor and burden rates applied to the project costs used in the percentage-of-completion accounting model.

•	As discussed elsewhere in this Form 10-K, the Flotation subsidiary was contributed to CFT effective December 31, 2010. We retain a 20% equity ownership interest in the joint venture.

Management’s remediation plans.  In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures subsequent to December 31, 2010 as part of our remediation efforts in addressing the material weaknesses above:

•
During the quarter ended March 31, 2011, management strengthened management review controls surrounding revenue recognition to provide reasonable assurance that revenue was recorded in accordance with GAAP, including review by operating and finance management of all estimates to complete for percentage-of-completion contracts.

•	Management also plans to complete and distribute an Accounting Policy and Procedures manual.
•
Though the operations of Flotation were contributed to CFT effective December, 31, 2010, we plan to monitor improvements to the JV’s internal controls deemed necessary by the JV’s management, particularly those related to revenue recognition.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position Held With Deep Down
Ronald E. Smith(2)	52	President, Chief Executive Officer and Director
Eugene L. Butler (1)	69	Executive Chairman and Chief Financial Officer
Mary L. Budrunas(2)	59	Vice President, Corporate Secretary and Director
Michael J. Newbury	43	Vice President Operations and Business Development
Mark R. Hollinger	53	Director
_________________________

(1)    Mr. Butler was appointed our Executive Chairman of the Board effective September 1, 2009. Effective April 29, 2010, in connection with Gay Mayeux’s appointment as Chief Financial Officer, the Board accepted the resignation of Mr. Butler as Chief Financial Officer.  We continued to employ Mr. Butler as Executive Chairman of the Board under the Employment Agreement dated January 1, 2010. Mr. Butler was then was reappointed as Chief Financial Officer upon Ms. Mayeux’s departure, effective January 24, 2011.
(2)    Ronald E. Smith and Mary L. Budrunas are married to each other.

Biographical information regarding each of our directors and named executive officers is as follows.  The following paragraphs also include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual should serve on the Board as of the time of this filing, in light of our business and structure:

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

Mr. Smith is qualified for service on the Board due to his extensive background in many aspects of the offshore industry, spanning almost three decades. Mr. Smith’s wide range of knowledge and experience with the various technologies and platforms in the deepwater industry brings invaluable expertise to our Board.

Eugene L. Butler, Executive Chairman and Chief Financial Officer.   Mr. Butler has served as Chief Financial Officer and Director with Deep Down since June 2007, and was appointed Executive Chairman of the Board effective September 1, 2009. Mr. Butler was Managing Director of CapSources, Inc., an investment banking firm specializing in mergers, acquisitions and restructurings, from 2002 until 2007. Prior to this, he has served in various capacities as a director, president, chief executive officer, chief financial officer and chief operating officer for Weatherford International, Inc., a  multi-billion multinational service and equipment corporation serving the worldwide energy market, from 1974 to 1991.  He was elected to Weatherford’s Board of Directors in May of 1978, elected president and chief operating officer in 1979, and president and chief executive officer in 1984.  He successfully developed and implemented a turnaround strategy eliminating debt and returning the company to profitability during a severe energy recession.  Mr. Butler also expanded operations into international markets allowing Weatherford to become a major worldwide force with its offshore petroleum products and services.  Mr. Butler graduated from Texas A&M University in 1963, and served as an officer in the U.S. Navy until 1969 when he joined Arthur Andersen & Co.  Mr. Butler is distinguished by numerous medals and decorations, including the Bronze Star with combat “V” and the Presidential Unit Citation for his service with the river patrol force in Vietnam. Mr. Butler also serves on the Board of Powell Industries, Inc. (Nasdaq: POWL) since 1991, where he is the Chairman of the Audit Committee and on the Governance Committee.  Mr. Butler is a Certified Public Accountant.

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

Michael J. Newbury, Vice President Operations and Business Development.  Mr. Newbury joined Deep Down in March 2009 in the role of Corporate Business Development Manager, bringing more than 19 years of international experience and relationships in offshore business development, sales and marketing, and subsea service project support.  Mr. Newbury’s initial role at Deep Down was the improvement in our marketing, sales and commercial aspects, additionally to oversee large project opportunities and to strengthen our contractual functions.  In February 2010, Mr. Newbury was promoted to Vice President Business Development and was tasked with the additional responsibilities of corporate operations and interfacing with all of our business units.  Prior to joining us, Mr. Newbury held various positions with increasing authority and responsibility with such companies as Subsea 7 from 2002 to 2009, a $2 billion multi-national service and equipment corporation serving the worldwide energy market, General Manager, North and Central America – i-Tech Division, Commercial Manager, North and Central America – ROV, Survey & DGPS, Business Development Manager, North America; Halliburton Subsea (US) 1999 – 2002, Senior Manager – Business Development, Operations Project Manager – ROV and Marine; Subsea International (US) 1997 – 1999,  Safety, Quality and Environmental Group Manager & Human Resources & Payroll Manager, and Subsea Offshore Limited (Great Yarmouth and Aberdeen UK) 1990-1997, General Manager, HSEQ Global Manager, Quality Assurance Global Manager, Quality Assurance Engineer.  Mr. Newbury has worked in most major oil producing regions of the world, including the Gulf of Mexico, Central America, North Sea, Asia, and Australia.  Mr. Newbury’s main areas of focus over the past eight years have been in offshore business development, tendering, and contract negotiation.  Mr. Newbury graduated in 1990 with a Bachelor of Science in Business Management.

Mark R. Hollinger, Director.  Mr. Hollinger joined the Board as an independent director effective April 12, 2010, and was appointed Chairman of the Audit Committee of the Board of Directors. Mr. Hollinger is currently President of MacDermid Offshore Solutions at MacDermid, Inc. (“MacDermid”), which provides specialty fluids used for the hydraulic controls of valves in the offshore drilling and production systems; a position he has held since September 2007.  Prior to MacDermid, Mr. Hollinger served as President of Merix Corporation from May 1999 to January 2007 and Chief Executive Officer from September 1999 to January 2007.  During the past five years, Mr. Hollinger served on the board of directors of Merix Corporation and Simple Tech, as well as several non-profit board of directors.  Mr. Hollinger holds an MBA in Finance from The Ohio State University.

Mr. Hollinger is qualified for service on the Board based on his experience and expertise in management, plus his knowledge of the international energy market and business strategy, and is a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Also, Mr. Hollinger’s past and current service on the Boards of other public companies brings a depth of experience and perspective to our Board.

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

Until the addition of Mr. Hollinger to our Board, in lieu of an Audit Committee, our Board of Directors was responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our financial statements and other services provided by our independent public accountants. We created an Audit Committee in April 2010 who will perform these functions. The Board of Directors reviews our internal accounting controls, practices and policies. Our Board of Directors has determined that Mr. Hollinger, Chairman of the Audit Committee,  qualifies as an independent audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-K.

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

Based solely upon a review of the copies of such forms furnished to us or written representations of our officers and directors, we believe that all Section 16(a) filing requirements were filed on a timely basis, except that Mr. Newbury and Mr. Hollinger were each not timely in the filing of one Form 3, Mr. Hollinger was not timely in the filing of two Form 4s and Ms. Budrunas was not timely in the filing of one Form 5.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation earned in the years ended December 31, 2010 and 2009 by our Chief Executive Officer and our three highest compensated executive officers other than our CEO, which included one executive who resigned in January 2011 (collectively, our “Named Executive Officers” or “NEOs”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (6)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total
Ronald E. Smith	2010	$362,250	$-	$-	$-	$18,000	$380,250
President and Chief Executive Officer	2009	$345,000	$-	$93,000	$-	$12,000	$450,000
Eugene L. Butler	2010	$325,500	$-	$-	$-	$46,817	$372,317
Executive Chairman and Chief Financial Officer (3)	2009	$310,000	$-	$93,000	$771,600	$24,348	$1,198,948
Gay Stanley Mayeux	2010	$163,462	$-	$87,500	$61,600	$12,000	$324,562
Vice President and Chief Financial Officer (4)	2009	$-	$-	$-	$-	$-	$-
Michael J. Newbury	2010	$190,000	$-	$-	$18,150	$12,000	$220,150
Vice President of Operations and Business Development (5)	2009	$109,615	$-	$-	$-	$-	$109,615

(1)   Included in the “Stock Awards” and “Option Awards” columns are the aggregate grant date fair values of restricted stock awards and option awards made in 2010 and 2009.  The grant date fair values of the awards were computed in accordance with FASB ASC Topic 718.  A total of 2,000,000 option awards which were originally issued on February 14, 2008 were cancelled in March 2010 and not reissued (such cancellation has no impact on compensation, since we are required to expense the remaining unamortized stock based compensation at the time of cancellation). For a discussion of the assumptions and methodologies used to value the stock and option awards reported in the table above, see Note 8 “Share-Based Compensation” to our consolidated financial statements included in this Report. All options are for the purchase of our common stock. Stock awards are grants of restricted stock representing time-vesting shares.

(2)    The amounts in the “All Other Compensation” column for 2010 were attributed to the following:

•	Mr. Smith: Amounts included for the year ended 2010 consisted of a vehicle allowance ($1,500 per month).
•	Mr. Butler: Amounts included for the year ended 2010 consisted of a vehicle allowance ($1,500 per month), payroll tax reimbursement of $13,517 and healthcare premium reimbursement of $13,800.
•	Ms. Mayeux: Amounts included for the year ended 2010 consisted of a vehicle allowance ($1,500 per month) for the eight months of her employment.
•	Mr. Newbury: Amounts included for the year ended 2010 consisted of a vehicle allowance ($1,000 per month).

(3)    Mr. Butler was appointed Executive Chairman of the Board effective September 1, 2009. Effective April 29, 2010, in connection with Ms. Mayeux’s appointment as Chief Financial Officer, the Board accepted the resignation of Mr. Butler as Chief Financial Officer.  We continued to employ Mr. Butler as Executive Chairman of the Board under the Employment Agreement dated January 1, 2010. Mr. Butler was then was reappointed as Chief Financial Officer upon Ms. Mayeux’s departure, effective January 24, 2011.

(4)    Ms. Mayeux was hired as Chief Financial Officer effective April 29, 2010, and resigned effective January 24, 2011.

(5)    Mr. Newbury was hired by Deep Down effective March 30, 2009 as Manager of Business Development and was promoted to Vice President of Operations and Business Development effective February 17, 2010.

(6)    There were no bonuses awarded in 2010 or 2009 due to our current cost containment efforts.

Narrative Disclosure to Summary Compensation Table

All of the compensation described in the foregoing table, other than those amounts shown in the “Bonus”, “Stock Awards” and “Option Awards” columns, was paid to the NEOs pursuant to agreements with Deep Down.

Mr. Smith has an employment agreement to serve as our President and Chief Executive Officer, which provided initially for annual cash compensation of $345,000, and a monthly vehicle allowance of $1,000.  Effective January 1, 2010, Mr. Smith’s annual cash compensation was increased to $362,250, and a monthly vehicle allowance of $1,500. The term of Mr. Smith’s employment agreement is through January 1, 2013, and is subject to further automatic renewals for annual periods up to an additional two years.

For the year ended December 31, 2009, Mr. Butler had a consulting agreement between Deep Down and Eugene L. Butler & Associates to serve as our Chief Financial Officer. Mr. Butler’s consulting agreement provided for annual cash compensation of $310,000 effective January 1, 2009; also a monthly vehicle allowance of $1,000 and reimbursement for federal and state payroll withholdings customarily withheld for an employee which are included in the “All Other Compensation” column. Effective January 1, 2010, Mr. Butler’s consulting agreement was replaced by an employment agreement.  The employment agreement provides for Mr. Butler to receive cash compensation of $325,500 and a monthly vehicle allowance of $1,500. The term of Mr. Butler’s employment agreement is through January 1, 2013, and is subject to further automatic renewals for annual periods up to an additional two years.

Ms. Mayeux had an employment agreement to serve as our Vice President and Chief Financial Officer, which provided for annual cash compensation of $250,000, and a monthly vehicle allowance of $1,500.  The term of Ms. Mayeux’s employment agreement was through January 1, 2013; Ms. Mayeux resigned from the Company effective January 24, 2011.

Mr. Newbury has an employment agreement to serve as our Vice President Operations and Business Development, which provides for annual cash compensation of $190,000, and a monthly vehicle allowance of $1,000.  The term of Mr. Newbury’s employment agreement is through February 17, 2012, and is subject to automatic renewals for annual periods unless cancelled by either party upon 90 days notice.

The amount included for 2010 in the “Stock Awards” column above reflects a grant of 1,000,000 restricted shares of our common stock provided to Ms. Mayeux on May 25, 2010 under the Plan. The grant of restricted shares of our common stock was scheduled to vest over three years ratably beginning one year from grant date, provided that the officer continues to be employed with Deep Down through the vesting date. All these shares were cancelled and returned to the Company upon resignation of Ms. Mayeux on January 24, 2011.

The amounts included for 2009 in the “Stock Awards” column above reflect grants of 750,000 restricted shares of our common stock provided to each of Messrs. Smith, and Butler on March 23, 2009 under the Plan. Each of the grants of restricted shares of our common stock vested in its entirety on March 23, 2011.

The amounts included for Ms. Mayeux for 2010 in the “Option Awards” column above reflect awards to purchase 1,000,000 shares of our common stock granted to Ms. Mayeux on April 29, 2010 under the Plan. The options were scheduled to vest over three years ratably beginning one year from grant date, and had an exercise price of $0.105. These options were cancelled and returned to the Company upon the resignation of Ms. Mayeux on January 24, 2011.

The amounts included for Mr. Newbury for 2010 in the “Option Awards” column above reflect awards to purchase 250,000 shares of our common stock granted to Mr. Newbury on February 19, 2010 under the Plan. The options are scheduled to vest over three years ratably beginning one year from grant date, and have an exercise price of $0.122.

The amounts included for Mr. Butler for 2009 in the “Option Awards” column above reflect awards to purchase 2,000,000 and 10,000,000 shares of our common stock granted to Mr. Butler on March 23, 2009 and September 1, 2009, respectively, under the Plan. The options vest over three years ratably beginning one year from grant date, and have an exercise price of $0.124 and $0.10, respectively.

Outstanding Equity Awards at December 31, 2010

The following tables present information regarding the outstanding equity awards held by each of the NEOs as of December 31, 2010. Mr. Smith had no outstanding option awards on that date.

Option Awards

Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($/Sh)	Option Expiration Date
Eugene L. Butler	9/1/2009	3,333,333	6,666,667 (1)	0.10	9/1/2014
	3/23/2009	666,667	1,333,333 (2)	0.12	3/23/2014
Gay Stanley Mayeux	4/29/2010	-	1,000,000 (3)	0.11	4/29/2015
Michael J. Newbury	2/19/2010	-	250,000 (4)	0.12	2/19/2015

(1)
The remaining unvested portion of this option award is scheduled to vest in equal installments on September 1, 2011 and September 1, 2012, provided that Mr. Butler continues to be employed with Deep Down through those vesting dates.

(2)
A total of 666,667 options that were unexercisable at December 31, 2010 vested on March 23, 2011. The remaining 666,666 unvested options are scheduled to vest on March 23, 2012, provided that Mr. Butler continues to be employed with Deep Down through that vesting date.

(3)	These unvested options were cancelled in connection with Ms. Mayeux’s resignation effective January 24, 2011.

(4)
A total of 83,334 options vested on February 19, 2011. The unvested portions of this option award are scheduled to vest in equal installments on February 19, 2012 and February 19, 2013, provided that Mr. Newbury continues to be employed with Deep Down through those vesting dates.

Stock Awards

Name	Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Number of Shares or Units of Stock That Vested (#)	Market Value of Shares or Units of Stock that Have Vested ($)(1)
Ronald E. Smith	3/23/2009	750,000	(2)	$60,000	-	-
	2/14/2008				350,000 (3)	$28,000
Eugene L. Butler	3/23/2009	750,000	(2)	$60,000	-	-
	2/14/2008				350,000 (3)	$28,000
Gay Stanley Mayeux	5/25/2010	1,000,000	(4)	$80,000	-	-

(1)	The market value is calculated by multiplying the number of shares by the closing price of our common stock of $ 0.08 on December 31, 2010.

(2)	This restricted stock award vested in its entirety on March 23, 2011.

(3)	This restricted stock award was granted on February 14, 2008, and vested in its entirety on February 14, 2010.

(4)	This unvested restricted stock award was cancelled in connection with Ms. Mayeux’s resignation effective January 24, 2011.

Benefits payable upon change in control

Each of Mr. Butler’s and Mr. Smith’s (the “Executive”) employment agreements contain provisions related to change in control. Ms. Mayeux’ employment agreement contained the same provisions, however her agreement was terminated in connection with her departure in January 2011.

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

In light of the foregoing, the Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and determined that it be included in this annual report for the year ended December 31, 2010.

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

Option Exercises and Stock Vested During the Year Ended December 31, 2010

There were no options exercised by NEOs during the year ended December 31, 2010. All of the restricted stock issued on February 14, 2008 became fully vested on February 14, 2010.  Additionally, 666,667 option granted to Mr. Butler on March 23, 2009 vested on March 23, 2010.  All of the restricted stock issued on May 25, 2010 was cancelled in connection with the resignation of the executive effective January 24, 2011.

Compensation of Directors

The following table provides certain information with respect to the 2010 compensation of our directors who served in such capacity during the year.  The 2010 compensation of those directors who are also our named executive officers is disclosed in the Summary Compensation Table above.  We refer to our directors who are neither employed by us nor by our principal stockholders as outside directors.  Compensation for our outside directors consists of equity and cash as described below.  Our outside director as of the date of this statement is Mark R. Hollinger.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total
Eugene L. Butler (2)	$-	$-	$-	$-	$-
Ronald E. Smith (2)	$-	$-	$-	$-	$-
Mary L. Budrunas (2)	$-	$-	$-	$-	$-
Mark R. Hollinger	$32,500	$87,500	$50,800	$-	$170,800

(1)
Included in the “Stock Awards” and “Option Awards” columns are the aggregate grant date fair values of restricted stock awards and option awards made to our outside director in 2010.  The grant date fair values of the awards were computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the stock and option awards reported in the table above, see Note 8 “Share-Based Compensation” to our consolidated financial statements included in this Report. All options are for the purchase of our common stock. Stock awards are grants of restricted stock representing time-vesting shares.

In May 2010, we granted 1,000,000 restricted shares, par value $0.001 per share for a total of $1,000, to Mr. Hollinger.  The shares were valued at $0.0875 per share and vest over three years in equal tranches on the grant date anniversary, with continued service on our Board of Directors; we are amortizing the related share-based compensation of $87,500 over the three-year requisite service period. Additionally, in May 2010, we granted option awards to purchase 1,000,000 shares of our common stock to Mr. Hollinger. The options are scheduled to vest over three years ratably beginning one year from grant date, and have an exercise price of $0.09.

(2)
Each of our directors who also serve as our executive officers do not receive any additional compensation for their performance of services as directors.  We may agree to provide compensation to these directors in the future.

Equity Compensation

We have not formalized equity compensation for outside directors.

Cash Compensation

We pay our outside directors an annual retainer of $12,000, plus meeting fees of $2,000 per meeting of the Board of Directors attended in person and $1,000 per meeting attended by telephone or other electronic means.  All directors are also entitled to reimbursement of expenses.  Outside directors serving in specified committee positions also receive the following additional annual retainers:

Chairman of the Audit Committee	$10,000
Chairman of the Compensation Committee	$10,000
Chairman of the Governance Committee	$5,000

Each committee member receives $1,000 for each meeting of a committee of the Board of Directors attended in person or by telephone or other electronic means.

Our outside director fees are payable in cash or, at the election of each director, which is made on an annual basis, in shares of stock determined by the current market price of the stock at the time of each payment.

Determining Director Compensation

The Board of Directors makes all decisions regarding the compensation of the Board of Directors.  The Chief Executive Officer makes periodic recommendations regarding director compensation based on his subjective judgment and review of available survey data, and the Board of Directors may exercise its discretion in modifying or approving any adjustments or awards to the directors.

Compensation Policy Related to Risk Management

We do not believe that there are any risks arising from our compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on us.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 15, 2011, concerning the beneficial ownership of shares of Common Stock of Deep Down by (i) each person known by us to beneficially own more than 5 percent of the  outstanding shares of our common stock; (ii) each Director; (iii) our “Named Executive Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law. Unless otherwise indicated, the address for each of the individuals listed below is c/o Deep Down, Inc., 8827 W. Sam Houston Pkwy N., Suite 100, Houston, Texas 77040.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock Outstanding

Directors and Executive Officers:
Ronald E. Smith (2)	45,337,301		22.0%
Mary L. Budrunas (2)	45,337,301		22.0%
Eugene L. Butler (4)	5,674,092		2.7%
Michael J. Newbury (5)	83,334		*
Mark R. Hollinger (6)	1,166,666		*
All directors and officers as a group (5 persons)	52,261,393	(7)	24.7%

5% Shareholders:
Flotation Investor, LLC	20,000,000		9.7%
767 Fifth Avenue, 17th Floor
New York, New York 10153
Robert E. Chamberlain, Jr. (3)	19,750,975		9.6%
2909 N. Island Drive
Seabrook, Texas 77586

* Less than 1%

(1)
A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 206,399,155 shares of common stock outstanding as of April 13, 2011.

(2)
Mr. Smith and Ms. Budrunas are husband and wife. Shares include 26,724,296 shares owned directly by Mr. Smith and 18,613,005 shares owned directly by Ms. Budrunas. Such shares also include 350,000 shares of restricted stock issued to Mr. Smith on February 14, 2008 which vested on February 14, 2010, and 750,000 shares of restricted stock issued to Mr. Smith on March 23, 2009 which vested on March 23, 2011.

(3)
Shares include 350,000 shares of restricted stock issued to Mr. Chamberlain on February 14, 2008, and 750,000 shares of restricted stock issued to Mr. Chamberlain on March 23, 2009 which were fully vested on September 1, 2009 in connection with Mr. Chamberlain’s Severance and Separation Agreement, plus 750,000 shares of restricted stock issued to Mr. Chamberlain on September 1, 2009 which vested on, September 1, 2010, in connection with such Severance and Separation Agreement.

(4)
Shares include 350,000 shares of restricted stock issued to Mr. Butler on February 14, 2008 which vested on February 14, 2010 and 750,000 shares of restricted stock issued to Mr. Butler on March 23, 2009 which vested on March 23, 2011, plus 4,666,667 shares of Deep Down’s common stock that Mr. Butler has the right to acquire by exercise of stock options which vested during 2010 and 2011.

(5)	Includes 83,334 shares of Deep Down’s common stock that Mr. Newbury has the right to acquire by exercise of stock options which vested February 11, 2011.
(6)
Includes 500,000 shares of restricted stock purchased by Mr. Hollinger in April 2010 as part of a private placement, plus 333,333 shares of Deep Down’s common stock that Mr. Hollinger has the right to acquire by exercise of stock options which vest on May 31, 2011, and 333,333 shares of restricted stock issued to Mr. Hollinger on May 31, 2011 which will vest on May 31, 2011.

(7)
Shares include 5,416,667 shares of Deep Down’s common stock that executive officers and directors have the right to acquire by exercise of stock options or restricted stock that are vested within 60 days of April 15, 2011.

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

Ronald E. Smith, President, CEO and Director of Deep Down and Eugene Butler, Executive Chairman, CFO and Director of Deep Down, were investors in Ship and Sail, Inc. (“Ship and Sail”), a former vendor of Deep Down. During the year ended December 31, 2010, we made payments of $10,000 to Ship and Sail, and we expensed the prepaid balance of $38,000 as of December 31, 2009 during the first quarter of 2010. The payments and expense to Ship and Sail related to services provided by that entity for the support of the development of marine technology which is currently being marketed. Ship and Sail discontinued operations in mid-2010, thus there is no longer a related party relationship. As disclosed in the 2009 Form 10-K, we made a deposit for a boat in the amount of $100,000 which was written off in connection with the discontinued operations of Ship and Sail.

In January 2010, we loaned South Texas Yacht Services, a vendor of Deep Down, $100,000.  The owner of South Texas Yacht Services was in a business alliance with Ship and Sail. The note receivable, included in other assets on the consolidated balance sheet, bears interest at a rate of 5.5 percent per annum and monthly principal and interest payments in the amount of $2,000 commenced in April 2010. The final principal and interest payment is due March 24, 2015. As of March 31, 2011, the payments on this note were current. Additionally, as of September 30, 2010, South Texas Yacht Services is no longer a related party as they are no longer in a business alliance with Ship and Sail.

Additionally, during the year ended December 31, 2010, we recorded expenses to JUMA, a company owned by Ronald E. Smith, and his wife Mary L. Budrunas, Corporate Secretary and Director of Deep Down, in the amount of $35,000; there is no balance due as of December 31, 2010.  Payments related to the monthly rental of a boat owned by JUMA, in connection with the development of marine technology as discussed above. The board of directors approved the arrangement between JUMA and Deep Down with a termination date of December 31, 2010. No future payments are anticipated to JUMA.

Until the addition of Mr. Hollinger to our Board in April 2010, none of our Directors was independent. We feel additional independent directors will add strength and perspective to our Board of Directors and will increase our internal control process as discussed above, thus we are actively working towards adding additional independent members to our Board.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

We retained KPMG, LLP (“KPMG”) as our principal accountant in 2010.  We had no relationship with KPMG prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to KPMG for audit services rendered in connection with our consolidated financial statements and reports for the year ended December 31, 2010, and for other services rendered during that year on behalf of Deep Down and its subsidiaries, and fees billed to us by PricewaterhouseCoopers LLP for audit and other services during 2009:

	December 31, 2010	December 31, 2009
(i) Audit Fees	$821,700	$502,023
(ii) Audit Related Fees	-	-
(iii) Tax Fees	118,307	5,250
(iv) All Other Fees	-	-

Audit Fees: Consists of fees billed for professional services rendered for the audit of Deep Down’s consolidated financial statements, the review of interim condensed consolidated financial statements included in quarterly reports, services that are normally provided in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

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

All Other Fees:  None.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee of the Board of Directors pre-approves all audit and permissible non-audit services provided by KPMG. These services may include audit services, audit-related services, tax services and other services. The Audit Committee of the Board of Directors may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more directors. If so delegated, the director must report any pre-approval decision to the Board of Directors at its first meeting after the pre-approval was obtained.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements and Schedules.  See the consolidated financial statements and related footnotes commencing on page F-1 of this report.

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

4.5
Securities Purchase Agreement, dated December 31, 2010, by and among Deep Down, Inc. and Flotation Investor, LLC (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed with the Commission on January 5, 2011).

4.6	6% Subordinated Debenture of Deep Down, Inc. dated March 31, 2008 (incorporated herein by reference from Exhibit 4.1 to our Form 10-Q filed with the Commission on May 16, 2008).
10.1
Amended and Restated Credit Agreement, entered into as of April 14, 2010, between Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.31 to our Form 10-K filed with the Commission on April 15, 2010).

10.2
First Amendment to Amended and Restated Credit Agreement, dated December 31, 2010, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.4 to our Form 8-K filed with the Commission on January 5, 2011).

10.3
Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed with the Commission on November 14, 2008).

10.4
Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.5 to our Form 10-K filed with the Commission on March 16, 2009).

Exhibit Number	Description of Exhibit
10.5
Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2008).

10.6
Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.7 to our Form 10-K filed with the Commission on March 16, 2009).

10.7
First Amendment to Security Agreement, dated as of December 18, 2008, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed with the Commission on December 19, 2008).

10.8
Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).

10.9
Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).

10.10
Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender (incorporated by reference from Exhibit 10.36 to our Form 10-K filed with the Commission on April 15, 2011).

10.11
First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated by reference from Exhibit 10.37 to our Form 10-K filed with the Commission on April 15, 2010).

10.12
First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated by reference from Exhibit 10.38 to our Form 10-K filed with the Commission on April 15, 2010).

10.13
ROV Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.32 to our Form 10-K filed with the Commission on April 15, 2010).

10.14
RE Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.33 to our Form 10-K filed with the Commission on April 15, 2010).

10.15
RLOC Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.34 to our Form 10-K filed with the Commission on April 15, 2010).

10.16
LC Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.35 to our Form 10-K filed with the Commission on April 15, 2010).

10.17
Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed with the Commission on March 16, 2009).

10.18†
Severance and Separation Agreement, dated September 1, 2009, by and between Strategic Capital Services, Inc. and Robert E. Chamberlain, Jr. (“Consultant”) and Deep Down, Inc. (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed with the Commission on November 16, 2009).

10.19
Loan Agreement entered into as of February 13, 2009, by and among Flotation Technologies, Inc., Deep Down, Inc., and TD Bank, N.A. (incorporated herein by reference from Exhibit 10.22 to our Form 10-K filed with the Commission on March 16, 2009).

10.20
Mortgage and Security Agreement, entered into as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.23 to our Form 10-K filed with the Commission on March 16, 2009).

Exhibit Number	Description of Exhibit
10.21
Collateral Assignment of Leases and Rents, entered into as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.24 to our Form 10-K filed with the Commission on March 16, 2009).

10.22
Commercial Note, entered into as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.25 to our Form 10-K filed with the Commission on March 16, 2009).

10.23
Debt Subordination Agreement, entered into as of February 13, 2009, by and among Flotation Technologies, Inc., Deep Down, Inc. and TD Bank, N.A. (incorporated herein by reference from Exhibit 10.26 to our Form 10-K filed with the Commission on March 16, 2009).

10.24	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.25†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).
10.26†
Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.27†
Employment Agreement, dated effective as of February 17, 2010, between Deep Down, Inc. and Michael J. Newbury (incorporated by reference from Exhibit 10.30 to our Form 10-K filed with the Commission on April 15, 2010).

10.28†	Employment Agreement, dated effective as of April 29 2010, between Deep Down, Inc. and Gay Stanley Mayeux (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).
10.29†	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).
10.30
Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).

10.31
Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).

10.32
Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).

10.33
Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).

10.34
Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).

10.35
Waiver Agreement, dated April 28, 2010, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 5, 2010).

10.36
Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).

10.37
Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).

10.38
Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed January 5, 2011).

10.39
Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed January 5, 2011).

10.40
First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed March 8, 2011).

10.41*	Waiver, dated March 25, 2011, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower.
10.42*
Second Amendment to Amended and Restated Credit Agreement, dated April 14, 2011, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC.

Exhibit Number	Description of Exhibit
14.1	Directors Code of Business Conduct (incorporated herein by reference from Exhibit 14.1 to our Form 10-K filed with the Commission on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct (incorporated herein by reference from Exhibit 14.2 to our Form 10-K filed with the Commission on April 15, 2010).
16.1	Letter, dated July 14, 2009, from Malone & Bailey, PC to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed on July 14, 2009).
16.2	Letter, dated June 30, 2010, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed July 7, 2010).
21.1*	Subsidiary list.
24.1*	Power of Attorney (set forth immediately following the registrant’s signatures to this report).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
* Filed or furnished herewith.
† Exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC. (Registrant)

/s/ RONALD E. SMITH
Ronald E. Smith President and Chief Executive Officer Dated: April 15, 2011

/s/ EUGENE L. BUTLER
Eugene L. Butler Chief Financial Officer Dated: April 15, 2011

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

Signatures	Title	Date

/s/ RONALD E. SMITH	President, Chief Executive Officer and Director	April 15, 2011
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Executive Chairman and Chief Financial Officer	April 15, 2011
Eugene L. Butler	(Principal Financial Officer and Principal
Accounting Officer)

/s/ MARY L. BUDRUNAS	Vice-President, Corporate Secretary and Director	April 15, 2011
Mary L. Budrunas

/s/ MARK R. HOLLINGER	Director	April 15, 2011
Mark R. Hollinger

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

4.5
Securities Purchase Agreement, dated December 31, 2010, by and among Deep Down, Inc. and Flotation Investor, LLC (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed with the Commission on January 5, 2011).

4.6	6% Subordinated Debenture of Deep Down, Inc. dated March 31, 2008 (incorporated herein by reference from Exhibit 4.1 to our Form 10-Q filed with the Commission on May 16, 2008).
10.1
Amended and Restated Credit Agreement, entered into as of April 14, 2010, between Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.31 to our Form 10-K filed with the Commission on April 15, 2010).

10.2
First Amendment to Amended and Restated Credit Agreement, dated December 31, 2010, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.4 to our Form 8-K filed with the Commission on January 5, 2011).

10.3
Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed with the Commission on November 14, 2008).

10.4
Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.5 to our Form 10-K filed with the Commission on March 16, 2009).

Exhibit Number	Description of Exhibit
10.5
Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2008).

10.6
Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.7 to our Form 10-K filed with the Commission on March 16, 2009).

10.7
First Amendment to Security Agreement, dated as of December 18, 2008, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed with the Commission on December 19, 2008).

10.8
Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).

10.9
Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).

10.10
Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender (incorporated by reference from Exhibit 10.36 to our Form 10-K filed with the Commission on April 15, 2011).

10.11
First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated by reference from Exhibit 10.37 to our Form 10-K filed with the Commission on April 15, 2010).

10.12
First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated by reference from Exhibit 10.38 to our Form 10-K filed with the Commission on April 15, 2010).

10.13
ROV Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.32 to our Form 10-K filed with the Commission on April 15, 2010).

10.14
RE Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.33 to our Form 10-K filed with the Commission on April 15, 2010).

10.15
RLOC Term Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.34 to our Form 10-K filed with the Commission on April 15, 2010).

10.16
LC Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.35 to our Form 10-K filed with the Commission on April 15, 2010).

10.17
Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed with the Commission on March 16, 2009).

10.18†
Severance and Separation Agreement, dated September 1, 2009, by and between Strategic Capital Services, Inc. and Robert E. Chamberlain, Jr. (“Consultant”) and Deep Down, Inc. (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed with the Commission on November 16, 2009).

10.19
Loan Agreement entered into as of February 13, 2009, by and among Flotation Technologies, Inc., Deep Down, Inc., and TD Bank, N.A. (incorporated herein by reference from Exhibit 10.22 to our Form 10-K filed with the Commission on March 16, 2009).

10.20
Mortgage and Security Agreement, entered into as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.23 to our Form 10-K filed with the Commission on March 16, 2009).

Exhibit Number	Description of Exhibit
10.21
Collateral Assignment of Leases and Rents, entered into as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.24 to our Form 10-K filed with the Commission on March 16, 2009).

10.22
Commercial Note, entered into as of February 13, 2009, by Flotation Technologies, Inc. in favor of TD Bank, N.A. (incorporated herein by reference from Exhibit 10.25 to our Form 10-K filed with the Commission on March 16, 2009).

10.23
Debt Subordination Agreement, entered into as of February 13, 2009, by and among Flotation Technologies, Inc., Deep Down, Inc. and TD Bank, N.A. (incorporated herein by reference from Exhibit 10.26 to our Form 10-K filed with the Commission on March 16, 2009).

10.24	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.25†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).
10.26†
Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.27†
Employment Agreement, dated effective as of February 17, 2010, between Deep Down, Inc. and Michael J. Newbury (incorporated by reference from Exhibit 10.30 to our Form 10-K filed with the Commission on April 15, 2010).

10.28†	Employment Agreement, dated effective as of April 29 2010, between Deep Down, Inc. and Gay Stanley Mayeux (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).
10.29†	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).
10.30
Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).

10.31
Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).

10.32
Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).

10.33
Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).

10.34
Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).

10.35
Waiver Agreement, dated April 28, 2010, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 5, 2010).

10.36
Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).

10.37
Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).

10.38
Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed January 5, 2011).

10.39
Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed January 5, 2011).

10.40
First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed March 8, 2011).

10.41*	Waiver, dated March 25, 2011, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower.
10.42*	Second Amendment to Amended and Restated Credit Agreement, dated April 14, 2011, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC.

Exhibit Number	Description of Exhibit
14.1	Directors Code of Business Conduct (incorporated herein by reference from Exhibit 14.1 to our Form 10-K filed with the Commission on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct (incorporated herein by reference from Exhibit 14.2 to our Form 10-K filed with the Commission on April 15, 2010).
16.1	Letter, dated July 14, 2009, from Malone & Bailey, PC to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed on July 14, 2009).
16.2	Letter, dated June 30, 2010, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed July 7, 2010).
21.1*	Subsidiary list.
24.1*	Power of Attorney (set forth immediately following the registrant’s signatures to this report).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
* Filed or furnished herewith.
† Exhibit constitutes a management contract or compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors’ Report

The Board of Directors
Deep Down, Inc.:

We have audited the accompanying consolidated balance sheet of Deep Down, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statement of operations, statement of changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deep Down, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

 /s/ KPMG LLP

April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Deep Down, Inc.

We have audited the accompanying consolidated balance sheet of Deep Down, Inc. and its subsidiaries as of December 31, 2009, and the related consolidated statement of operations, shareholders' equity and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ PRICEWATERHOUSE COOPERS LLP
Houston, Texas
April 15, 2010, except for the effects of the matter discussed in Note 2, as to which the date is April 15, 2011

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,730	$912
Accounts receivable, net of allowance of $245 and $304, respectively	5,518	7,662
Inventory	223	896
Costs and estimated earnings in excess of billings on uncompleted contracts	-	267
Prepaid expenses and other current assets	267	225
Total current assets	9,738	9,962
Property, plant and equipment, net	11,676	20,011
Investment in joint venture	3,146	-
Intangibles, net	2,908	12,342
Goodwill	4,916	9,429
Other assets	1,240	960
Total assets	$33,624	$52,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,719	$2,865
Billings in excess of costs and estimated earnings on uncompleted contracts	446	4,984
Deferred revenues	315	89
Current portion of long-term debt	1,609	1,497
Total current liabilities	8,089	9,435
Long-term debt, net	2,443	5,379
Total liabilities	10,532	14,814

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.001 par value, 490,000 shares authorized, 207,399 and 180,451 shares, respectively, issued and outstanding	207	180
Additional paid-in capital	63,751	61,161
Accumulated deficit	(40,866)	(23,451)
Total stockholders' equity	23,092	37,890
Total liabilities and stockholders' equity	$33,624	$52,704

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	Year Ended December 31,
(In thousands, except per share amounts)	2010	2009

Revenues	$42,471	$28,810
Cost of sales:
Cost of sales	26,559	18,272
Depreciation expense	2,327	1,616
Total cost of sales	28,886	19,888
Gross profit	13,585	8,922
Operating expenses:
Selling, general and administrative	13,964	14,371
Depreciation and amortization	1,731	6,538
Goodwill impairment	4,513	5,537
Total operating expenses	20,208	26,446
Operating loss	(6,623)	(17,524)
Other income (expense):
Interest expense, net	(510)	(356)
Loss on contribution of net assets of wholly-owned subsidiary	(10,119)	-
Equity in net loss of joint venture	(254)	-
Other income, net	266	73
Total other expense	(10,617)	(283)
Loss before income taxes	(17,240)	(17,807)
Income tax (expense) benefit	(175)	1,026
Net loss	$(17,415)	$(16,781)

Net loss per share, basic and diluted	$(0.09)	$(0.09)
Weighted-average common shares outstanding, basic and diluted	193,147	179,430

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	Common Stock		Additional Paid-in	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Deficit	Total

Balance at December 31, 2008	177,351	$177	$60,328	$(6,670)	$53,835

Net loss	-	-	-	(16,781)	(16,781)
Restricted stock issued for service	3,100	3	(3)	-	-
Share-based compensation	-	-	836	-	836

Balance at December 31, 2009	180,451	$180	$61,161	$(23,451)	$37,890

Net loss	-	-	-	(17,415)	(17,415)
Issuance of common stock pursuant to a
private placement	5,150	5	510	-	515
Issuance of restricted stock	1,798	2	(27)	-	(25)
Stock issued	20,000	20	1,380	-	1,400
Share-based compensation	-	-	727	-	727

Balance at December 31, 2010	207,399	$207	$63,751	$(40,866)	$23,092

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	Year Ended December 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(17,415)	$(16,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	4,513	5,537
Equity in loss of joint venture	254	-
Share-based compensation	727	836
Stock issued for services	14	-
Bad debt expense	72	192
Depreciation and amortization	4,058	8,154
(Gain) loss on disposal of property, plant and equipment	(190)	78
Deferred income taxes, net	-	(909)
Changes in assets and liabilities:
Accounts receivable	1,669	2,918
Inventory	79	466
Costs and estimated earnings in excess of billings on uncompleted contracts	267	441
Prepaid expenses and other current assets	233	409
Other assets	189	(113)
Accounts payable and accrued liabilities	2,827	(1,454)
Deferred revenues	227	80
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,567)	2,678
Net cash (used in) provided by operating activities	(4,043)	2,532

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,634)	(6,117)
Proceeds from sale of property, plant and equipment	251	148
Investment in cost method securities	(25)	(200)
Cash paid for equity investment in joint venture	(1,400)	-
Contribution of net assets of wholly-owned subsidiary	10,119	-
Proceeds from final settlement of acquisition of Flotation	-	58
Cash paid for capitalized software	(278)	(614)
Proceeds from note receivable	(87)	(22)
Change in restricted cash	-	136
Net cash provided by (used in) investing activities	5,946	(6,611)

Cash flows from financing activities:
Proceeds from sale of common stock	1,901	-
Stock cancelled for payroll taxes	(25)	-
Borrowings of long-term debt	-	3,000
Repayments of long-term debt	(961)	(504)
Net cash provided by financing activities	915	2,496
Change in cash and equivalents	2,818	(1,583)
Cash and cash equivalents, beginning of period	912	2,495
Cash and cash equivalents, end of period	$3,730	$912

Supplemental schedule of noncash operating, investing and financing activities:
Cash paid for interest	$519	$373
Prepaid insurance purchased with debt	$305	$-
Fixed assets purchased with debt	$-	$2,100
Fixed assets purchased with capital lease	$253	$92
Fixed assets transferred to other assets	$100	$-
Restricted stock issued for service	$2	$3

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

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

As described below in Note 4 “Investment in Joint Venture”, effective December 31, 2010, we engaged in a transaction in which all of the operating assets and liabilities of our wholly-owned subsidiary, Flotation Technologies, Inc. ("Flotation"), were contributed, along with other contributions we made, to a joint venture entity named Cuming Flotation Technologies, LLC (“CFT”),  in return for a 20% common unit ownership interest in CFT.

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

During our fiscal years ended December 31, 2010 and 2009, we have supplemented the financing of our capital needs through a combination of debt and equity financings.  Most significant in this regard has been our debt facility we have maintained with Whitney National Bank (“Whitney”). Our loans outstanding under the Amended and Restated Credit Agreement with Whitney (the “Restated Credit Agreement”) become due on April 15, 2012.  We will need to raise additional debt or equity capital or renegotiate the existing debt prior to such date.  We are currently in discussions with several lenders who have expressed interest in refinancing our debt. Our plan is to refinance the outstanding indebtedness under the Restated Credit Agreement or seek terms with Whitney that will provide an extension of such Restated Credit Agreement along with additional liquidity.  However, we cannot provide any assurance that any financing will be available to us on acceptable terms or at all.  If we are unable to raise additional capital or renegotiate our existing debt, this would have a material adverse impact on our business or would raise substantial doubt about our ability to continue as a going concern.  In addition to the foregoing, as of December 31, 2010, we were not in compliance with the financial covenants under the Restated Credit Agreement.  On March 25, 2011 we obtained a waiver for these covenants as of December 31, 2010.

Although the factors described above create uncertainty, if our planned financial results are achieved we believe that we will have adequate liquidity to meet our future operating requirements, and we believe we will be able to raise additional capital or renegotiate our existing debt.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2010 and 2009. All intercompany transactions and balances have been eliminated.

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

Segments

For the fiscal years ended December 31, 2010 and 2009, our operating segments, Deep Down Delaware, Mako and Flotation have been aggregated into a single reporting segment. Effective December 31, 2010 we contributed all of Flotation’s operating assets and liabilities to CFT. While the operating segments have different product lines; they are very similar. They are all service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.  Our operations are located in the United States, though we occasionally make sales to multi-national customers.

Other comprehensive income

Deep Down has no items that comprise other comprehensive income for the years ended December 31, 2010 and 2009.

Reclassifications

Prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. Specifically, depreciation expense included in cost of sales has been presented as a separate line in the consolidated statements of operations.  Additionally, deferred revenues have been split out from billings in excess of costs and estimated earnings on uncompleted contracts on the face of the balance sheets.  These reclassifications had no effect on our previously reported gross profit, net loss or stockholders’ equity.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

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

Our financial instruments consist primarily of cash equivalents, trade receivables and payables and debt instruments.  The carrying values of cash, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these instruments.

For discussion of assets and liabilities measured at fair value on a non-recurring basis, see Note 6 "Intangibles Assets and Goodwill."

Accounts Receivable

We provide an allowance for doubtful accounts on trade receivables based on historical collection experience, the level of past due accounts and a specific review of each customer’s trade receivable balance with respect to their ability to make payments and expectations of future conditions that could impact the collectability of accounts receivable.  When specific accounts are determined to be uncollectable, they are expensed as bad debt expense in that period. At December 31, 2010 and 2009, we estimated the allowance for doubtful accounts to be $245 and $304, respectively. Bad debt expense totaled $72 and $192 for the years ended December 31, 2010 and 2009, respectively.

Concentration of Credit Risk

As of December 31, 2010, five of our customers accounted for 19 percent, 18 percent, 16 percent, 12 percent and 8 percent of total accounts receivable, respectively. For the year ended December 31, 2009, four of our customers accounted for 22 percent, 9 percent, 8 percent and 5 percent of total accounts receivable, respectively.  For the year ended December 31, 2010, our five largest customers accounted for 24 percent, 11 percent, 9 percent, 9 percent and 7 percent of total revenues, respectively.  For the year ended December 31, 2009, our five largest customers accounted for 12 percent, 10 percent, 8 percent, 6 percent and 5 percent of total revenues, respectively.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Inventory and Work in Progress

Inventory is stated at lower of cost (first-in, first out) or net realizable value.

	December 31, 2010	December 31, 2009

Raw materials	$167	$765
Work in progress	56	84
Finished goods	-	47
Total inventory	$223	$896

A portion of work in progress represents costs that have been incurred for time and materials that are not appropriate to be billed to customers at such date, according to the contractual terms.

Long-Lived Assets

Property, Plant and Equipment  Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Buildings are depreciated between seven and thirty-six years, and leasehold improvements are amortized over the shorter of the assets' useful lives or lease terms. Equipment lives range from two to fifteen years, computers and office equipment lives are generally from two to three years, and furniture and fixtures are two to eight years. Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is our policy to include depreciation expense on assets acquired under capital leases with depreciation expense on owned assets. Additionally, we record depreciation expense related to revenue-generating assets as Cost of Sales on the accompanying statements of operations.

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

Additionally, we recorded an investment in a nonmarketable equity security, in which we own less than 20 percent, at cost during the years ended December 31, 2010 and 2009 in the amount of $225. We review this investment on a regular basis to determine if there has been a decline in market value.

Long-lived intangible assets. Our intangible assets generally consist of assets acquired in the purchases of the Mako and Flotation subsidiaries and are comprised of customer lists, non-compete covenants with key employees and trademarks related to Mako’s ROVs and to Flotation’s branding, processes, materials and technology.  We amortize intangible assets over their useful lives ranging from six to twenty-five years on a straight-line basis.  We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods, useful lives and the valuation of acquired long-lived intangible assets. All the intangible assets of Flotation were contributed to CFT effective December 31, 2010, see additional discussion at Note 4, “Investment in Joint Venture.”

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

There was no impairment of long-lived assets for the year ended December 31, 2010.  We assessed the market conditions and have concluded, as of December 31, 2009, that a triggering event had occurred that required an impairment analysis of long-lived intangible assets. For the year ended December 31, 2009, we recorded impairment charges totaling $4,616 to several long-lived intangible assets, which total impairment charges were recorded on the statement of operations as amortization expense. See further discussion in Note 6 "Intangible Assets and Goodwill" regarding the testing and conclusions.

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

Equity Method Investments

Equity method investments in joint ventures are reported as investments in joint venture in the consolidated balance sheets, and our share of earnings or losses is included in the statement of operations and reported as equity in net income or loss of joint venture in the consolidated statements of operations. At December 31, 2010, our accumulated deficit included $254 related to the undistributed equity in net loss of joint venture.

Lease Obligations

We lease land, buildings, vehicles and certain equipment under non-cancellable operating leases.  Since February 2009, we lease our corporate headquarters in Houston, Texas, under a non-cancellable operating lease. Mako leases office, warehouse and operating space in Morgan City, Louisiana, under a non-cancellable operating lease, and Flotation leases their manufacturing and warehousing locations in Biddeford, Maine under non-cancellable operating leases; this lease obligation was contributed to CFT effective December 31, 2010 as discussed in Note 4 “Investment in Joint Venture.” We also lease certain office and other operating equipment under capital leases; the related assets are included with Property, Plant and Equipment on the consolidated balance sheets.

At the inception of a lease, we evaluate each agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for such an evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

Revenue Recognition

We recognize revenue once the following four criterions are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectability is reasonably assured. Service revenue is recognized as the service is provided, and “time and material” contracts are billed on a bi-weekly or monthly basis as costs are incurred. Customer billings for shipping and handling charges are included in revenue.

From time to time, we enter into large fixed price contracts which we determine that recognizing revenues for these types of contracts is appropriate using the percentage-of-completion method, which compares the percentage of costs incurred to date to the estimated total costs for the contract.  This method is appropriate because management considers total costs the best available measure of progress.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

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

Income Taxes

We follow the asset and liability method of accounting for income taxes.  This method takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Our effective tax rates for 2010 and 2009 were (1.0) percent, and 5.98 percent, respectively.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

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

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof.  If and when our deferred tax assets are no longer fully reserved, we will begin to provide for taxes at the full statutory rate.  In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities.  We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Share-based Compensation

We record share-based payment awards exchanged for employee services at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2010, we had two types of share-based employee compensation: stock options and restricted stock.

Key assumptions used in the Black-Scholes model for stock option valuations include (1) expected volatility (2) expected term (3) discount rate and (4) expected dividend yield. Since we do not have a sufficient trading history to determine the volatility of our own stock, we based our estimates of volatility on a representative peer group consisting of companies in the same industry, with similar market capitalizations and similar stage of development.  Additionally, we continue to use the simplified method related to employee option grants.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Dividend yield	0%	0%
Risk free interest rate	2.08% - 2.49%	1.69% - 2.33%
Expected life of options	3.5 years	3 years
Expected volatility	94.7% - 97.4%	88.5% - 92.8%

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

	Year Ended
	December 31,
	2010	2009
Numerator:
Net income (loss)	$(17,415)	$(16,781)

Denominator:
Weighted average number of common shares outstanding	193,147	179,430
Effect of dilutive securities	-	-
Denominator for diluted earnings per share	193,147	179,430

Net loss per common share outstanding, basic and diluted	$(0.09)	$(0.09)
Diluted net loss per common share	$(0.09)	$(0.09)

There were no potentially dilutive securities for the years ended December 31, 2010 and 2009 which were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Recently Issued Accounting Standards

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

In April 2010, the FASB issued accounting guidance for the milestone method of revenue recognition. This guidance allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this guidance is limited to transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. This guidance is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We have evaluated this new guidance and have determined that it will not currently have a significant impact on the determination or reporting of our financial results.

Management believes that other recently issued accounting standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Note 2:    Revision of 2009 Consolidated Financial Statements

As discussed in our Form 10Q/A for the quarter ended September 30, 2010, filed with the SEC on March 8, 2011, in conjunction with an internal review meeting of Flotation, our management reviewed the status of one of our long-term fixed price contracts (the “Contract”) that we entered into in November 2008 which is scheduled to be completed in the third quarter of 2011. As a result of this review, our management identified errors in the percentage-of-completion accounting model for revenue recognition pertaining to this Contract. We considered the effect of the error to be immaterial to the consolidated financial statements as of and for the year ended December 31, 2009. The audited consolidated balance sheet and statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2009 included in this Form 10-K have been adjusted to correct the immaterial effects of the error.

The 2009 consolidated balance sheet reflects the increase of $639 to the amounts of billings in excess of costs and estimated earnings on uncompleted contracts and accumulated deficit. On the consolidated statement of operations, revenues and gross profit for the year ended December 31, 2009 were reduced by $639, which resulted in a corresponding $639 increase to operating loss, loss before income taxes and net loss. On the consolidated statement of cash flows, the revision increased net loss by $639 which was offset to billings in excess of costs and estimated earnings on uncompleted contracts, for a net impact to cash flows provided by operations of $0. On the consolidated statement of stockholders’ equity, the revision increased accumulated deficit by $639.

Note 3:    Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Deferred Revenue

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below:

	December 31, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$319	$3,319
Estimated earnings on uncompleted contracts	151	2,304
	470	5,623
Less: Billings to date on uncompleted contracts	(916)	(10,340)
	$(446)	$(4,717)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$267
Billings in excess of costs and estimated earnings on uncompleted contracts	(446)	(4,984)
	$(446)	$(4,717)

At December 31, 2009, the asset balance of $267 was related to two contracts that were completed during fiscal 2010. The balances in billings in excess of costs and estimated earnings on uncompleted contracts at December 31, 2010 and December 31, 2009, were $446 and $4,984, respectively, and consisted of significant milestone billings, primarily related to a large fabrication project, plus several smaller contracts. In connection with the contribution of net assets and liabilities of Flotation to CFT, $2,972 in billings in excess of costs and estimated earnings on uncompleted contracts was contributed at December 31, 2010.  See further discussion in Note 4 “Investment in Joint Venture.”

As discussed in Note 2, “Revision of 2009 Consolidated Financial Statements”, the December 31, 2009 balances reflect the correction of an immaterial error that resulted in an increase of $639 to the amounts of billings in excess of costs and estimated earnings on uncompleted contracts, which is comprised of a decrease in costs incurred on uncompleted contracts of $731, offset by an increase in estimated earnings on uncompleted contracts of $92.

At December 31, 2010 and 2009, we reported deferred revenue liability balances of $315 and $89, respectively. These balances represented prepayments or deposits on time and material and rental projects for which work has not yet been performed. We expect to recognize the deferred revenue at December 31, 2010 during fiscal 2011.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Note 4:    Investment in Joint Venture

On December 31, 2010, the Company and its wholly-owned subsidiary Flotation, entered into a Contribution Agreement by and among the Company, Flotation, Cuming Flotation Technologies, LLC, a Delaware limited liability company (“CFT”), and Flotation Investor, LLC, a Delaware operating limited liability company (“Holdings”), pursuant to which Flotation contributed all of its assets and liabilities (except for one intercompany corporate overhead payable) to CFT in exchange for common units of CFT.  Pursuant to the Contribution Agreement, we contributed to CFT $1,400 in cash and all of our rights and obligations under that certain Stock Purchase Agreement, dated May 3, 2010, as amended (the “Cuming SPA”), by and among the Company, Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming, in exchange for common units of CFT.  Concurrently with the closing of the transactions described above, CFT contributed the assets and liabilities it acquired from Flotation to Flotation Tech, LLC, a Delaware limited liability company and wholly-owned subsidiary of CFT.

On December 31, 2010, we entered into a Contract Assignment and Amendment Agreement by and among the Company, CFT and Cuming, pursuant to which we assigned all of our rights and obligations under the Cuming SPA to CFT.  Concurrent with our entry into such Contract Assignment and Amendment Agreement, we entered into a Securities Purchase Agreement, by and among the Company and Holdings (the “Securities Purchase Agreement”), pursuant to which we sold and issued to Holdings 20,000 shares of our common stock for an aggregate purchase price of $1,400.  The Securities Purchase Agreement provides Holdings with registration rights for such 20,000 shares only in the event we fail to maintain current public filings.

In connection with the consummation of the foregoing described transaction, on December 31, 2010, the Company and Flotation entered into an Amended and Restated Limited Liability Company Agreement (the “JV LLC Agreement”) of CFT by and among us, Flotation and Holdings, each as a member of the CFT, to provide for the respective rights and obligations of the members of CFT.  We and Flotation collectively hold 20% of the common units of CFT.  Holdings holds 80% of the common units and 100% of the preferred units, which are entitled to a preferred return until the holder thereof receives a full return of its initial capital contribution.  The preferred units have no voting rights.  Pursuant to the terms of the JV LLC Agreement, we and Flotation collectively have the right to appoint one director to CFT’s board of directors and Holdings has the right to appoint the other 4 directors.  The JV LLC Agreement provides that, without the prior approval of Deep Down and Flotation, certain actions cannot be taken by CFT, including:  increasing the number of members of CFT’s board of directors; amending the JV LLC Agreement or the certificate of formation of CFT in a manner that disproportionately adversely affects Deep Down or Flotation; engaging in activities other than the business of CFT; declaring or paying dividends or distributions not in accordance with the JV LLC Agreement; repurchasing or redeeming CFT units; causing a material change in the nature of CFT’s business; engaging in activity that disproportionately affects Deep Down or Flotation as holders of units of CFT; liquidating, dissolving or effecting a recapitalization or reorganization of CFT; prior to November 2, 2012, authorizing or issuing any equity securities or other securities with equity features or convertible into equity securities except with regard to incentive plans for management; making loans, advancements, guarantees or investments except under certain circumstances; granting an exclusive license in all or substantially all of the intellectual property rights of CFT; amending any provision of, or entering into a resolution of any dispute with the parties under the Cuming SPA; entering into a transaction with an officer, director or other person who is an affiliate of CFT; incurring any funded indebtedness other than for the purpose of retiring CFT’s indebtedness to Holdings until such time as such indebtedness is fully repaid; or agreeing or committing or causing any subsidiary to agree to or commit to any of the above.

Concurrent with the closing of the joint venture transaction on December 31, 2010, we entered into a Management Services Agreement to be effective as of January 1, 2011, with CFT, pursuant to which we provide CFT the services of certain officers and management personnel.  We have amended this Management Services Agreement effective as March 1, 2011 to, among other things, alter the minimum monthly fee we are paid by CFT (due partly to a change in the staffing levels for services and personnel we provide to CFT).

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Below is a summary of the net assets contributed to CFT as of December 31, 2010:

December 31, 2010
Cash and cash equivalents	$1
Accounts receivable	403
Inventory	594
Prepaid expenses and other current assets	25
Property, plant and equipment, net	8,405
Intangibles, net	8,035
Other assets	23
Total assets contributed	$17,486

Accounts payable and accrued expenses	277
Billings in excess of costs on uncompleted contracts	2,972
Deferred revenue	1
Long term debt	2,117
Total liabilities contributed	$5,367
Net assets contributed	$12,119

Below is an unaudited condensed consolidated balance sheet of CFT as of December 31, 2010:

December 31, 2010
Current assets	$53,784
Property, plant & equipment	17,896
Intangible assets	14,719
Other assets	60
Total assets	$86,459

Current liabilities	$59,962
Long-term debt	2,019
Preferred units - Holdings	8,750
Common units - Holdings	13,600
Common units - DDI/Flotation	3,400
Accumulated deficit	(1,272)
Total liabilities and equity	$86,459

The fair value of our investment in CFT as of December 31, 2010 is equal to the $3,400 value assigned to our common units of CFT.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

A gain or loss is recognized on the difference between the determined fair value of our investment in CFT and the book value of the net assets contributed. Below is a calculation of the loss we recognized on the contribution of net assets to CFT:

December 31, 2010
Book value of Flotation net assets	$12,119
Cash contribution by Deep Down to CFT	1,400
Total book value of contributions to CFT	13,519
Less: Fair value of Investment in CFT	(3,400)
Loss on contribution of Flotation	(10,119)

The components of our Investment in joint venture as of December 31, 2010 are as follows:

December 31, 2010
Contribution to CFT	$3,400
Equity in net loss of CFT for the year ended December 31, 2010	(254)
Investment in joint venture	$3,146

Due to the above-described transaction, effective December 31, 2010 we will no longer aggregate the contributed operations of Flotation as an operating segment for fiscal periods beginning after such date.

Note 5:    Property, Plant and Equipment

Property, plant and equipment consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009	Range of Asset Lives
Land	$1,492	$1,954	-
Buildings and improvements	1,540	5,458	7 - 36 years
Leasehold improvements	221	313	2 - 5 years
Equipment	9,709	13,773	2 - 15 years
Furniture, computers and office equipment	930	1,154	2 - 8 years
Construction in progress	1,605	954	-
Total property, plant and equipment	15,497	23,606
Less: Accumulated depreciation	(3,821)	(3,595)
Property, plant and equipment, net	$11,676	$20,011

Included in property and equipment are assets under capital lease of $870 and $648 at December 31, 2010 and 2009, respectively, with related accumulated depreciation of $332 and $230 at December 31, 2010 and 2009, respectively.

Depreciation expense, excluded from “Cost of sales” in the accompanying statements of operations, was $329 and $343 for the years ended December 31, 2010 and 2009, respectively. Depreciation expense, included in “Cost of sales” in the accompanying statements of operations, was $2,327 and $1,616 for the years ended December 31, 2010 and 2009, respectively.  Net property, plant and equipment totaling $8,405 was contributed to CFT by Flotation effective December 31, 2010 as discussed in Note 4 “Investment in Joint Venture.”

At December 31, 2010 and 2009, construction in progress represents assets that are not ready for service or are in the construction stage. We will begin depreciating these assets once they are placed in service. The 2009 balance included approximately $954 for equipment in progress that was placed in service in 2010.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
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

Note 6:    Intangible Assets and Goodwill

Goodwill

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses.

The change in the carrying value of goodwill during the years ended December 31, 2010 and 2009 is set forth below:

Carrying amount as of December 31, 2008	$15,024
Adjustments to previously reporting purchase price	(58)
Goodwill impairment	(5,537)
Carrying amount as of December 31, 2009	$9,429
Goodwill impairment	(4,513)
Carrying amount as of December 31, 2010	$4,916

The decreases in 2010 and 2009, respectively, were primarily due to the non-cash impairment charge as discussed below, plus an adjustment to reduce the purchase price of Flotation by $58 as of December 31, 2009, net of legal fees, due to the resolution of a dispute concerning the working capital adjustment for the purchase price calculation.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

At December 31, 2010 and 2009, our management completed the annual impairment test of goodwill. There was no impairment indicated at December 31, 2010. Management’s calculations indicated as of December 31, 2009, due to a number of factors, including the global economic environment, increased costs of capital and the decrease in our market capitalization, that the calculations for the reporting units of Deep Down Delaware, Mako and Flotation each indicated their respective net book value exceeded its fair value and, accordingly, we estimated the implied fair value of the goodwill for each reporting unit. We used the estimated fair value of each reporting unit from the first step as the purchase price in a hypothetical acquisition of the respective reporting unit. We recognized a goodwill impairment of $3,056 for Deep Down Delaware, $2,481 for Mako and $0 for Flotation reporting units for the year ended December 31, 2009. After adjusting the Flotation carrying value of intangible assets to fair value, there was no goodwill impairment for that reporting unit.  See detailed discussion of intangible asset below. The impairment was recorded in operating expenses in the consolidated statement of operations for the year ended December 31, 2009. This non-cash charge did not impact our liquidity position, debt covenants or cash flows.

We estimated the fair value of the reporting units using discounted cash flows and earnings multiples of comparable publicly traded companies. The key discounted cash flow assumptions used to determine the fair value of our reporting units included: a) cash flow periods of six years with a four percent estimated annual growth rate, b) terminal values based on the terminal cash flow growth rate and the capitalization rate (weighted average cost of capital – terminal growth rate) and c) a weighted average cost of capital of 20.8 percent. The remaining goodwill by reporting unit was $4,472, $2,874 and $2,083 for the Delaware, Mako and Flotation reporting units, respectively, as of December 31, 2009. As a result of the adjustments discussed above, approximately $7,346 of our goodwill was recorded at fair value as of December 31, 2009, based upon Level 3 inputs.

Additionally, we assessed the market conditions and concluded, as of September 30, 2010, that a triggering event had occurred that required an impairment analysis of goodwill for each reporting unit.  Management’s calculations indicated, due to a number of factors, including the global economic environment, increased costs of capital and the decrease in our market capitalization, that the calculations for the reporting units of Mako and Flotation each indicated their respective net book value exceeded its fair value and, accordingly, we estimated the implied fair value of the goodwill for each reporting unit. The calculation for Deep Down Delaware did not indicate any impairment of goodwill.  We used the estimated fair value of each reporting unit from the first step as the purchase price in a hypothetical acquisition of the respective reporting unit. We recognized a goodwill impairment of $2,430 for Mako and $2,083 for Flotation reporting units for the nine months ended September 30, 2010.  The impairment was recorded in operating expenses in the consolidated statement of operations for the year ended December 31, 2010. This non-cash charge did not impact our liquidity position, debt covenants or cash flows.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Intangible Assets

Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.  Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Estimated intangible asset values, net of recognized amortization expense include the following:

		December 31, 2010			December 31, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationship	6 Years	$2,845	$(1,092)	$1,753	$3,515	$(786)	$2,729
Non-compete covenant	5 Years	455	(415)	40	1,334	(893)	441
Trademarks and other	17-25 Years	1,247	(132)	1,115	3,286	(174)	3,112
Technology		-	-	-	11,209	(5,149)	6,060

Total		$4,547	$(1,639)	$2,908	$19,344	$(7,002)	$12,342

There was no triggering event or impairment to intangible assets at December 31, 2010. We previously assessed the market conditions and concluded, as of September 30, 2010, that a triggering event had occurred that required an impairment analysis of long-lived intangible assets. For the nine months ended September 30, 2010, the analysis determined that there was no impairment of long-lived assets as of September 30, 2010.  Fair values for technology and customer relationships were based upon an excess earnings methodology. Fair value for non-compete agreements was based on the expected differential cash flow of the reporting unit between “with non-compete agreements” and “without” non-compete agreements scenarios.

We assessed the current market conditions and concluded, as of December 31, 2009, that a triggering event had occurred that required an impairment analysis of long-lived intangible assets. Specifically, developments in technology shortened the estimated useful life (and related projected cash flows) of certain intangible assets. Fair values for technology and customer relationships were based upon an excess earnings methodology. Fair value for non-compete agreements was based on the expected differential cash flow of the reporting unit between “with non-compete agreements” and “without” non-compete agreements scenarios.

For the year ended December 31, 2009, we recorded impairment charges totaling $4,616 to the following long-lived intangible assets: $4,401 reduction in the carrying value of the technology intangibles primarily due to a change in the estimated useful life from twenty-five years to ten years based on recent technology developments in the buoyancy industry, which shorter life lessened the projected cash flows generated by this asset, and $215 reduction in the non-compete covenants. As a result, approximately $6,110 of long-lived intangible assets were recorded at fair value based upon Level 3 inputs at December 31, 2009. We recorded the adjustment as amortization expense on the statement of operations.  Additionally, we reduced the estimated useful lives of the following intangible assets based upon current market trends and estimated future cash flows: customer lists from a range of eight to twenty-five years to a range of six to fourteen years, and technology from twenty-five to ten years. The estimated amortization expense below reflects the adjusted carrying values and useful lives.

As of December 31, 2010, net intangible assets of Flotation totaling $8,035 were contributed to CFT as discussed in Note 4 “Investment in Joint Venture.”

Estimated amortization expense for each of the five subsequent fiscal years is expected to be:

Years ended December 31,:
2011	$414
2012	414
2013	414
2014	414
2015	404
Thereafter	848
$2,908

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Note 7:    Long-Term Debt

At December 31, 2010 and 2009 long-term debt consisted of the following:

	December 31, 2010	December 31, 2009
Secured credit agreement - Whitney Bank	$2,917	$3,694
Secured credit agreement - TD Bank	-	2,125
Other bank loans	-	63
Total bank debt	2,917	5,882
6% Subordinated debenture	500	500
Capital lease obligations	635	494
Total debt	4,052	6,876
Less: Current portion of long-term debt	(1,609)	(1,497)
Long-term debt, net of current portion	$2,443	$5,379

Whitney Credit Agreement

We originally entered into a credit agreement with Whitney in November 2008.  The credit agreement originally provided a commitment to lend to us the lesser of $2,000 or 80 percent of eligible receivables.  All of this commitment was also available for Whitney to issue letters of credit (“L/C”) for our benefit.  In December 2008, we then entered into an amendment of the credit agreement that provided for us to receive a term loan in the principal amount of $1,150.  Then, in May 2009, we entered into another amendment to the credit agreement providing for us to receive another term loan in the principal amount of $2,100.  We used the proceeds from the December 2008 term loan to purchase a piece of equipment (a remotely operated vehicle) and we used the proceeds of the May 2009 term loan to purchase real property in Channelview, Texas.  There was $850 outstanding under the revolving credit line available on December 31, 2009.  We also used the credit agreement to have Whitney issue an irrevocable transferable standby L/C in the ordinary course of business, with an annual commission rate of 2.4 percent for $1,107 during the year ended December 31, 2009 (which such L/C related to a large contract we expect to have completed during 2011).  The Restated Credit Agreement does not obligate Whitney to issue new L/Cs. However on September 1, 2010, Whitney did renew the aforementioned L/C under the same terms for a period of one year to expire on August 31, 2011.  We paid the annual commission in advance, and the L/C will remain in effect until it expires.

On April 14, 2011, we entered into a Second Amendment to the Restated Credit Agreement with Whitney, pursuant to which Whitney extended the maturity dates of the respective term loans and the letter of credit facility under the Restated Credit Agreement to April 15, 2012.

Under the original credit agreement with Whitney, we were obligated to repay the December 2008 term loan on the basis of monthly installments of $35, with the initial payment on February 1, 2009 and a final payment on January 2, 2012.  Outstanding amounts of principal of the December 2008 term loan accrue interest at a rate of 6.5 percent per annum.  Under the terms of the Restated Credit Agreement, the monthly installment payments and interest rate of the December 2008 term loan remain the same. As of December 31, 2010, the outstanding principal amount of the December 2008 term loan was $443.

Under the original credit agreement with Whitney, we were obligated to repay the May 2009 term loan on the basis of monthly installments of $18, with the initial payment on June 1, 2009 and a final payment on May 1, 2024.  Outstanding amounts of principal of the May 2009 term loan accrue interest at a rate of 6.5 percent per annum.  Under the terms of the Restated Credit Agreement, the monthly installment payments and interest rate of the May 2009 term loan remain the same, and the final balloon payment of $1,834 is now due on April 15, 2012.  As of December 31, 2010, the outstanding principal amount of the May 2009 term loan was $1,944.

Upon execution of the Restated Credit Agreement in April 2010, our indebtedness in the amount of $850 outstanding under the revolving credit line of the credit agreement was converted to a term loan.  This term loan requires us to make monthly installments in the amount of $40 plus the amount of accrued and unpaid interest beginning on May 1, 2010 with a final payment due February 1, 2012.  Outstanding amounts of principal of the April 2010 term loan accrue interest at a rate of 6.5 percent per annum.  As of December 31, 2010, the outstanding principal amount of the April 2010 term loan was $530.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Whitney possesses a lien on all of our assets to secure the outstanding indebtedness under the Restated Credit Agreement.  Furthermore, each of our subsidiaries has guaranteed our obligations under the Restated Credit Agreement, and as such, our obligations in connection with the Restated Credit Agreement are generally secured by a first priority lien on all of our subsidiaries’ assets.  With regard to the Channelview Property purchased with the proceeds of the May 2009 term loan, we also entered into a Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, creating a lien on such property.

On December 31, 2010, we entered into a First Amendment to Amended and Restated Credit Agreement with Whitney, pursuant to which Whitney provided its consent concerning our contribution of Flotation’s assets to CFT and our issuance of shares to Holdings and using the proceeds thereof for a further cash contribution to CFT.  This amendment allowed the Company to complete the acquisition of Cuming Corporation and form the JV, which we contributed all of the assets, liabilities and bank debt of the Flotation subsidiary to the JV for our 20% ownership in the JV.  However, as a result of this transaction occurring on December 31, 2010, we are required to expense all acquisition costs and write down the value of the contributed assets in order to establish a fair value of our investment in the JV.  These expenses and write down caused us to be not in compliance with certain financial covenants under the Restated Credit Agreement.  On March 25, 2011 we obtained a waiver for these covenants as of December 31, 2010.

Under the Restated Credit Agreement, as amended and restated, beginning with the quarter ended June 30, 2010, and for each quarter thereafter, we have been obligated to comply with the following financial covenants: (i) total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not greater than 3.0 to 1.0 (“Leverage Ratio”), consolidated EBITDA to consolidated net interest expense and principal payments on the total debt greater than 1.5 to 1.0 (“Fixed Charge Coverage Ratio”), and consolidated net worth after deducting other assets as are properly classified as “Intangible Assets”, plus 50 percent of net income, after provision for taxes (“Tangible Net Worth”) in excess of $15,000.  The calculation of EBITDA, with regards to the Leverage Ratio and Fixed Charge Coverage Ratio, allows us to deduct certain non-cash items, specifically asset impairment charges as of December 31, 2009 and going forward.  As of both September 30, 2010 and December 31, 2010, we were not in compliance with the Leverage Ratio and the Fixed Charge Coverage Ratio and, as noted above, such circumstance entitles Whitney at its option to accelerate and immediately require all amounts outstanding under the Restated Credit Agreement to become immediately due. Under the Restated Credit Agreement, we continue to have obligations for other covenants, including limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments, among others.

The Restated Credit Agreement removed a provision from the prior credit agreement with Whitney that permitted us to obtain additional indebtedness from a third party in the event Whitney declined to increase its commitment of indebtedness to us.  As such, we expect to have to refinance the indebtedness outstanding under the Restated Credit Agreement at any such time as we seek to obtain new financing from a third party.

TD Bank Loan Agreement

During fiscal 2009, Flotation, our wholly-owned subsidiary, obtained loan proceeds from TD Bank, N.A. in the principal amount of $2,160 (the “TD Bank Loan”).  Under the terms of the TD Bank Loan, we were obligated to make payments in monthly installments of $15, with an initial payment on March 13, 2009 and a final payment of the unpaid principal and accrued interest in February 2029.  The interest rate on the TD Bank Loan was 5.75 percent.

The TD Bank Loan was secured by Flotation’s operating premises in Biddeford, Maine under a mortgage and security agreement and a collateral assignment of leases and rents.  The TD Bank loan required us to enter into a debt subordination agreement that subordinated any debt Flotation owed to Deep Down, other than accounts payable between them arising in the ordinary course of business.  Additionally, the TD Bank Loan required a “negative pledge” that prohibited Flotation and Deep Down from granting security interests in Flotation’s personal property, other than such security interests granted in respect of our credit agreement with Whitney, as appropriate.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Under the TD Bank Loan, we were required to meet certain covenants and restrictions.  The financial covenants were reportable annually beginning with the year ended December 31, 2009, and were specific to the Flotation subsidiary financials.  At December 31, 2009, we were not in compliance with the financial covenants, and on April 15, 2010, we obtained a waiver for these covenants as of December 31, 2009.

In connection with Flotation’s contribution of all of its assets to CFT on December 31, 2010, CFT assumed the obligations of Flotation under the TD Bank Loan and we were released from the obligations under such loan.

Other Debt

We have a subordinated debenture with a principal amount of $500 which originated from the exchange of preferred stock in a prior year. The debenture has a fixed interest rate of 6.0 percent per annum, which is required to be paid annually beginning March 31, 2009 through maturity on March 31, 2011, when the unpaid principal balance is due.

Note 8:    Share-Based Compensation

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Share based compensation is recognized as provided under the applicable authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. Under the Plan, the total number of options permitted is 15 percent of issued and outstanding common shares.

During the year ended December 31, 2010, we granted 2,250 options and 2,000 shares of restricted stock, and cancelled or forfeited 6,133 options under the Plan. Based on the shares of common stock outstanding at December 31, 2010, there were approximately 11,468 options available for grant under the Plan as of that date.

Restricted Stock

In May 2010, we granted 1,000 restricted shares, par value $0.001 per share for a total of $1, to an executive.  The shares were valued at $0.0875 per share and vest over three years in equal tranches on the grant date anniversary, with continued employment; we are amortizing the related share-based compensation of $87.5 over the three-year requisite service period. In January, 2011, this executive resigned from the Company, and all shares were forfeited.

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

On March 23, 2009, we granted 2,350 restricted shares, par value $0.001 per share for a total of $2, to executives and employees which vest on March 23, 2011, with continued employment. The shares had a fair value grant price of $0.12 per share based on the closing price of common stock on March 20, 2009. The shares vest on the second anniversary of the grant date, and we are amortizing the related share-based compensation of $291 over the two-year requisite service period.

On September 1, 2009, we granted 750 restricted shares, par value $0.001 per share for a total of $1, to an executive in connection with his Severance and Separation Agreement. The shares had a fair value grant price of $0.10 per share based on the closing price of common stock on September 1, 2009. The shares vest on the anniversary of the grant date, and we are amortizing the related share-based compensation of $75 over the one-year requisite service period.

In connection with the departure of two executives during the third quarter of 2009, we accelerated the vesting of 850 shares of restricted stock granted on March 23, 2009, and 350 shares granted in February 2008, and recognized the related share-based compensation of $106.  During the year ended December 31, 2010 and 2009, we recognized a total of $182 and $464, respectively, in share-based compensation related to all outstanding shares of restricted stock. The unamortized portion of the estimated fair value of restricted stock was $179 at December 31, 2010.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

The following table summarizes our restricted stock activity for the years ended December 31, 2009 and 2010. The aggregate intrinsic value is based upon the closing price of $0.08 of our common stock on December 31, 2010.

	Restricted Shares	Weighted- Average Fair Value Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,200	$0.42
Vested	(1,200)	0.21
Granted	3,100	0.12
Outstanding at December 31, 2009	3,100	$0.20	$37
Vested	(1,600)	0.27
Granted	2,000	0.09
Outstanding at December 31, 2010	3,500	$0.23	$-

Summary of Stock Options

During the years ended December 31, 2010 and 2009, we granted 2,250 and 14,475 options, respectively. Based on the shares of common stock outstanding at December 31, 2010, there were approximately 11,468 options available for grant under the Plan as of that date. We expense all stock options on a straight-line basis, net of forfeitures, over the requisite expected service periods. Additionally, during the year ended December 31, 2009, we revised the estimated rate of forfeitures to 30 percent from 0 percent based on the history of stock option cancellations and management’s estimates of expected future forfeiture rates, resulting in a reduction of share-based compensation expense of $116 for the year ended December 31, 2009. The total share-based compensation expense recognized for stock options for the years ended December 31, 2010 and 2009 was $545 and $372, respectively.  As of December 31, 2010, the unamortized portion of the estimated fair value of outstanding stock options was $689.

The following table summarizes our stock option activity for the years ended December 31, 2009 and 2010. The aggregate intrinsic value is based on the closing price of $0.08 on December 31, 2010.

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2008	8,067	$0.96	2.3	$-
Grants	14,475	0.11
Cancellations & Forfeitures	(2,517)	0.90
Outstanding at December 31, 2009	20,025	$0.35	2.5	$323
Grants	2,250	0.10
Cancellations & Forfeitures	(6,133)	0.83
Outstanding at December 31, 2010	16,142	$0.13	2.9	$-
Exerciseable at December 31, 2010	4,817	$0.17	2.1	$-

The following summarizes our outstanding options and their respective exercise prices at December 31, 2010:

Exercise Price	Shares Underlying Options
$0.09 - 0.49	15,684
$0.50 - 0.69	25
$0.70 - 0.99	33
$1.00 - 1.15	400
16,142

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the year ended December 31, 2010:

December 31, 2010
Dividend yield	0%
Risk free interest rate	2.08% - 2.49%
Expected life of options	3.5 years
Expected volatility	94.7% - 97.4%

Note 9:    Warrants

We have issued warrants related to various transactions in previous years; a summary of warrant transactions follows. The aggregate intrinsic value is based on the closing price of $0.08 on December 31, 2010.

	Shares Underlying Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding and exercisable at December 31, 2009	639	$0.78	2.3	$-
Outstanding and exercisable at December 31, 2010	639	$0.78	1.3	$-

The following summarizes our outstanding warrants and their respective exercise prices at December 31, 2010:

Exercise Price	Shares Underlying Warrants
$ 0.70 - 0.99	520
$ 1.01	119
639

Note 10:    Common Stock

Shares issued in connection with Securities Purchase Agreement

As discussed in Note 4 “Investment in Joint Venture”, on December 31, 2010, concurrent with our entry into the Contract Assignment and Amendment Agreement, we entered into the Securities Purchase Agreement, by and among the Company and Holdings, pursuant to which we sold and issued to Holdings 20,000 shares of our common stock for an aggregate purchase price of $1,400.  We then contributed these proceeds to CFT in return for common units of CFT.  The Securities Purchase Agreement provides Holdings with registration rights for such 20,000 shares only in the event we fail to maintain current public filings.

Private Placement, Fiscal Year 2010

Between April 25 and April 30, 2010, we sold 5,150 shares of our common stock in a private placement to accredited investors at a per-share price of $0.10 resulting in total proceeds of $501, net of $14 applied to an outstanding vendor invoice for services provided, which we used for working capital purposes.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Note 11:    Income Taxes

The provision for income taxes on income from continuing operations is comprised of the following for the years ended December 31, 2010 and 2009.  The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below for the years ended December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
Federal:
Current	$-	$603
Deferred	-	(1,474)
Total Federal	$-	$(871)
State:
Current	$175	$50
Deferred	-	(205)
Total State	$175	$(155)
Total income tax benefit	$175	$(1,026)

	Year ended
	December 31, 2010	December 31, 2009
Income tax expense at federal statutory rate	34.00%	34.00%
State taxes, net of federal expense	-0.41%	0.98%
Goodwill impairment	-4.72%	-10.27%
Valuation allowance	-32.32%	-15.44%
State rate differential	2.10%	-
Permanent differences	-0.28%	-2.50%
Other, net	0.63%	-0.79%
Total effective rate	-1.00%	5.98%

Income tax expense was $175 for the year ended December 31, 2010 compared to benefit of $1,026 for the year ended December 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follow at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Allowance for bad debt	$85	$106
Net operating loss	4,091	4,034
Stock based compensation	121	546
Section 263 (A) adjustment	-	52
Investment in joint venture	7,200	-
Intangible amortization	-	314
Other	15	48
Total deferred tax assets	$11,512	$5,100
Deferred tax liabilities:
Depreciation on property and equipment	$(1,649)	$(1,874)
Intangible amortization	(984)	-
Total deferred tax liabilities	$(2,633)	$(1,874)
Less: valuation allowance	(8,879)	(3,226)
Net deferred tax liabilities	$-	$-

We have $11,390 in net operating loss (“NOL”) carry forwards available to offset future or prior taxable income.  These federal NOL’s will expire in 2028. We have no uncertain tax positions at December 31, 2010.

A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Note 12:    Related Party Transactions

Ronald E. Smith, President, CEO and Director of Deep Down and Eugene Butler, Executive Chairman, CFO and Director of Deep Down, were investors in Ship and Sail, Inc. (“Ship and Sail”), a former vendor of Deep Down. During the year ended December 31, 2010, we made payments of $10 to Ship and Sail, and we expensed the prepaid balance of $38 as of December 31, 2009 during the first quarter of 2010. The payments and expense to Ship and Sail related to services provided by that entity for the support of the development of marine technology which is currently being marketed. Ship and Sail discontinued operations in mid-2010, thus there is no longer a related party relationship. As disclosed in the 2009 Form 10-K, we made a deposit for a boat in the amount of $100, which was written off in connection with the discontinued operations of Ship and Sail.

In January 2010, we loaned South Texas Yacht Services, a vendor of Deep Down, $100.  The owner of South Texas Yacht Services was in a business alliance with Ship and Sail. The note receivable, included in other assets on the consolidated balance sheet, bears interest at a rate of 5.5 percent per annum and monthly principal and interest payments in the amount of $2 commenced in April 2010. The final principal and interest payment is due March 24, 2015. As of March 31, 2011, the payments on this note were current. Additionally, as of September 30, 2010, South Texas Yacht Services is no longer a related party as they are no longer in a business alliance with Ship and Sail.

Additionally, during the year ended December 31, 2010, we recorded expenses to JUMA, a company owned by Ronald E. Smith, and his wife Mary L. Budrunas, Corporate Secretary and Director of Deep Down, in the amount of $35; there is no balance due as of December 31, 2010.  Payments related to the monthly rental of a boat owned by JUMA, in connection with the development of marine technology as discussed above. The board of directors approved the arrangement between JUMA and Deep Down with a termination date of December 31, 2010.

Notes to Consolidated Financial Statements for the Years ended December 31, 2010 and 2009
(Amounts in thousands except per share amounts)

Note 13:    Commitments and Contingencies

Litigation

We are from time to time involved in legal proceedings arising from the normal course of business. As of the date of this Report, we are not currently involved in any material legal proceedings.

Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

At December 31, 2010, future minimum contractual obligations were as follows:

Years ended December 31,:	Capital Leases	Operating Leases
2011	$195	$295
2012	180	231
2013	172	194
2014	82	150
2015	58	150
Thereafter	-	25
Total minimum lease payments	$687	$1,045
Residual principal balance	105
Amount representing interest	(158)
Present value of minimum lease payments	$634
Less current maturities of capital lease obligations	129
Long-term contractal obligations	$505

Rent expense totaled $596 and $711 for the years ended December 31, 2010 and 2009, respectively.

Letters of Credit

Certain customers could require us to issue a standby letter of credit in the normal course of business to ensure performance under terms of the contract and with associated vendors and subcontractors. In the event of default, the creditor could demand payment from the issuing bank for the amount of the L/C. Our Restated Credit Agreement with Whitney provides for L/Cs, as discussed in Note 7, “Long-Term Debt”. During the year ended December 31, 2009, we issued a $1,107 irrevocable transferrable standby L/C in the normal course of business, with an annual commission rate of 2.4 percent. This L/C was renewed on September 1, 2010 for one year under the same terms and remains outstanding under the Restated Credit Agreement as of December 31, 2010.