Form 10-Q
period 2011-03-31
Deep Down, Inc.
filed 2011-05-18
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

At May 16, 2011, there were 206,399,155 shares outstanding of Common Stock, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Deep Down, Inc., a Nevada corporation (“Deep Down”), and its wholly-owned subsidiaries.

Deep Down is the parent company to the following wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), since its acquisition April 2, 2007; Mako Technologies, LLC, a Nevada limited liability company (“Mako”), since its acquisition effective December 1, 2007; Flotation Technologies, Inc., a Maine corporation (“Flotation”), since its acquisition effective May 1, 2008; and Deep Down International Holdings, LLC, a Nevada limited liability company (“DDIH”), since its formation in February 2009. Effective December 31, 2010, we engaged in a transaction in which all of the operating assets and substantially all of the liabilities of Flotation were contributed, along with other contributions we made, to a joint venture entity named Cuming Flotation Technologies, LLC (“CFT”), in return for a 20 percent common unit ownership interest in CFT. For a more detailed explanation of this transaction, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on April 15, 2011.  This transaction impacts the presentation of our financial condition and results of operations because it means that the operations of Flotation are no longer included in such presentation for periods beginning January 1, 2011, except on the basis of our 20 percent common unit ownership interest in CFT.  However, the operations of Flotation will continue to be fully included in our presentation of historical information for periods ended December 31, 2010 and prior (since the acquisition of Flotation in 2008).

Our current operations include Deep Down Delaware, Mako and CFT.  In addition to our strategy of continuing to grow and strengthen our operations, including expanding our services and products in accordance with our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting deepwater and ultra-deepwater offshore exploration, development and production of oil and gas reserves and other maritime operations.

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

Document Summaries

Descriptions of documents and agreements contained in this Quarterly Report on Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2010, other periodic and current reports we file with the SEC or this Quarterly Report on Form 10-Q.

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowncorp.com).  Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Report.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value amounts)	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,281	$3,730
Accounts receivable, net of allowance of $245	4,480	5,518
Inventory	170	223
Costs and estimated earnings in excess of billings on uncompleted contracts	53	-
Prepaid expenses and other current assets	275	267
Total current assets	6,259	9,738
Property, plant and equipment, net	11,831	11,676
Investment in joint venture	3,032	3,146
Intangibles, net	2,794	2,908
Goodwill	4,916	4,916
Other assets	1,255	1,240
Total assets	$30,087	$33,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,214	$5,719
Billings in excess of costs and estimated earnings on uncompleted contracts	230	446
Deferred revenues	400	315
Current portion of long-term debt	1,487	1,609
Total current liabilities	6,331	8,089
Long-term debt, net	2,291	2,443
Total liabilities	8,622	10,532

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, $0.001 par value, 490,000 shares authorized, 206,399 and 207,399 shares, respectively, issued and outstanding	206	207
Additional paid-in capital	63,884	63,751
Accumulated deficit	(42,625)	(40,866)
Total stockholders' equity	21,465	23,092
Total liabilities and stockholders' equity	$30,087	$33,624

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
(In thousands, except per share amounts)
Revenues	$6,284	$6,274
Cost of sales:
Cost of sales	4,814	4,170
Depreciation expense	282	536
Total cost of sales	5,096	4,706
Gross profit	1,188	1,568
Operating expenses:
Selling, general and administrative	2,572	3,483
Depreciation and amortization	166	442
Total operating expenses	2,738	3,925
Operating loss	(1,550)	(2,357)
Other income (expense):
Interest expense, net	(90)	(131)
Equity in net loss of joint venture	(114)	-
Other, net	10	(1)
Total other expense	(194)	(132)
Loss before income taxes	(1,744)	(2,489)
Income tax expense	(15)	(17)
Net loss	$(1,759)	$(2,506)

Net loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted-average common shares outstanding, basic and diluted	206,655	180,451

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(1,759)	$(2,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of joint venture	114	-
Share-based compensation	131	226
Bad debt expense	-	21
Depreciation and amortization	448	978
(Gain) loss on disposal of property, plant and equipment	(10)	2
Changes in assets and liabilities:
Accounts receivable	1,038	2,674
Inventory	53	(82)
Costs and estimated earnings in excess of billings on uncompleted contracts	(53)	(466)
Prepaid expenses and other current assets	(8)	(8)
Other assets	11	(17)
Accounts payable and accrued liabilities	(1,505)	1,074
Deferred revenues	85	335
Billings in excess of costs and estimated earnings on uncompleted contracts	(216)	(1,511)
Net cash (used in) provided by operating activities	(1,671)	720

Cash flows from investing activities:
Purchases of property, plant and equipment	(499)	(563)
Proceeds from sale of property, plant and equipment	10	-
Investment in cost method securities	-	(25)
Cash paid for capitalized software	(19)	(91)
Repayments (proceeds) from note receivable	4	(100)
Net cash used in investing activities	(504)	(779)

Cash flows from financing activities:
Repayments of long-term debt	(274)	(150)
Net cash used in financing activities	(274)	(150)
Change in cash and equivalents	(2,449)	(209)
Cash and cash equivalents, beginning of period	3,730	912
Cash and cash equivalents, end of period	$1,281	$703

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its wholly-owned subsidiaries (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information and instructions to Form 10-Q.  As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011 with the Commission.

Preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses.  If the underlying estimates and assumptions upon which the financial statements are based change in future periods, then the actual amounts may differ from those included in the accompanying condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

In the notes to the accompanying unaudited condensed consolidated financial statements, all dollar and share amounts are in thousands unless otherwise indicated.

Subsequent Events

We evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q (the “Report”). See Note 17, “Subsequent Events,” in the notes to unaudited condensed consolidated financial statements for additional information related to subsequent events.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly-owned subsidiaries.  All intercompany transactions and balances have been eliminated.

NOTE 2: RESTATEMENT OF 2010 FINANCIAL STATEMENTS

As discussed in our Form 10-Q/A for the three months ended March 31, 2010, filed with the SEC on March 8, 2011, in conjunction with an internal review meeting of Flotation, our management reviewed the status of one of our long-term fixed price contracts (the “Contract”) that we entered into in November 2008 which is scheduled to be completed in the third quarter of 2011. As a result of this review, our management identified errors in the percentage-of-completion accounting model for revenue recognition pertaining to this Contract. On January 14, 2011, the Audit Committee of the Company’s Board of Directors concluded, based on recommendations from management, that, as a result of these errors, the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2010, June 30, 2010 and September 30, 2010 should be restated. We filed the restated unaudited condensed consolidated financial statements on Form 10-Q/A for the three months ended March 31, 2010, June 30, 2010 and September 30, 2010, on March 8, 2011.

On the Consolidated Statement of Operations for the three months ended March 31, 2010, the revision caused Revenues and Gross Profit to be reduced by $370, which resulted in a corresponding $370 increase to Operating loss, Loss before income taxes and Net loss.  There was no impact to Net loss per share.  On the Consolidated Statement of Cash Flows for the three months ended March 31, 2010, the revision increased Net loss by $370 which was offset to Billings in excess of costs and Estimated earnings on uncompleted contracts, for a net impact of $0 to Cash flows provided by operating activities.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

Historically, we have supplemented the financing of our capital requirements through a combination of debt and equity transactions.  Most significant in this regard has been the debt facility we have maintained with Whitney National Bank (“Whitney”). Our loans outstanding under our existing credit agreement with Whitney become due on April 15, 2012.  If we are unable to raise additional capital, this would have a material adverse impact on our business or would raise substantial doubt about our ability to continue as a going concern.  In addition to the foregoing, as of March 31, 2011, we were not in compliance with the tangible net worth financial covenant under our existing credit agreement, but, on May 17, 2011 we obtained a waiver for such noncompliance.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Although the factors described above create uncertainty, if our planned financial results are achieved, we believe that we will have adequate liquidity to meet our future operating requirements, and we believe we will be able to raise additional capital or renegotiate our existing debt.

Our working capital is $(72) at March 31, 2011.  However, as previously discussed, we believe we will have adequate liquidity and the ability to raise additional capital to meet our future operating requirements.

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements"   ("ASU No. 2009-13"). ASU No. 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement.  The statement also introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements.  ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  This guidance is effective for us for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The adoption of ASU No. 2009-13 did not impact our operating results, financial position or cash flows.

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

NOTE 6: INVENTORY

The components of inventory are summarized below:

	March 31, 2011	December 31, 2010

Raw materials	$167	$167
Work in progress	3	56
Total inventory	$170	$223

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 7: COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND DEFERRED REVENUES

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below:

	March 31, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$7,854	$5,356
Estimated earnings on uncompleted contracts	181	132
	8,035	5,488
Less: Billings to date on uncompleted contracts	(8,212)	(5,934)
	$(177)	$(446)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$53	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	(230)	(446)
	$(177)	$(446)

At March 31, 2011, the asset balance of $53 was related to a contract that is projected to be completed during fiscal 2011. The balance in billings in excess of costs and estimated earnings on uncompleted contracts at March 31, 2011 and December 31, 2010, was $230 and $446, respectively, and consisted of significant milestone billings related to a large fabrication project.

At March 31, 2011 and December 31, 2010, we reported deferred revenue liability balances of $400 and $315, respectively. These balances represented prepayments or deposits on time and material and rental projects for which work has not yet been performed. We expect to recognize the deferred revenue at March 31, 2011 during fiscal 2011.

NOTE 8: INVESTMENT IN JOINT VENTURE

On December 31, 2010, the Company and its wholly-owned subsidiary Flotation entered into a Contribution Agreement by and among us, Flotation, Cuming Flotation Technologies, LLC, a Delaware limited liability company (“CFT”), and Flotation Investor, LLC, a Delaware limited liability company (“Holdings”), pursuant to which Flotation contributed all of its operating assets to CFT in exchange for common units of CFT and the assumption by CFT of all liabilities of Flotation (other than an intercompany corporate overhead payable from Flotation to Deep Down).  Pursuant to the Contribution Agreement, we also contributed to CFT $1,400 in cash and all of our rights and obligations under that certain Stock Purchase Agreement, dated May 3, 2010, as amended (the “Cuming SPA”), by and among the Company, Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming, in exchange for common units of CFT.  Concurrently with the closing of the transactions described above, CFT contributed the assets and liabilities it acquired from Flotation to Flotation Tech, LLC, a Delaware limited liability company and a wholly-owned subsidiary of CFT.

On December 31, 2010, we entered into a Contract Assignment and Amendment Agreement by and among us, CFT and Cuming, pursuant to which we assigned all of our rights and obligations under the Cuming SPA to CFT.  Concurrent with our entry into such Contract Assignment and Amendment Agreement, we entered into a Securities Purchase Agreement, by and among the Company and Holdings (the “Securities Purchase Agreement”), pursuant to which we sold and issued to Holdings 20,000 shares of our common stock for an aggregate purchase price of $1,400.  The Securities Purchase Agreement provides Holdings with registration rights for such 20,000 shares only in the event we fail to maintain current public filings.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

In connection with the consummation of the foregoing described transaction, on December 31, 2010, the Company and Flotation entered into an Amended and Restated Limited Liability Company Agreement (the “JV LLC Agreement”) of CFT by and among us, Flotation and Holdings, each as a member of the CFT, to provide for the respective rights and obligations of the members of CFT.  We and Flotation collectively hold 20 percent of the common units of CFT.  Holdings holds 80 percent of the common units and 100 percent of the preferred units, which are entitled to a preferred return until the holder thereof receives a full return of its initial capital contribution.  The preferred units have no voting rights.  Pursuant to the terms of the JV LLC Agreement, we and Flotation collectively have the right to appoint one director to CFT’s board of directors and Holdings has the right to appoint the other 4 directors.  The JV LLC Agreement provides that, without the prior approval of Deep Down and Flotation, certain actions cannot be taken by CFT, including:  increasing the number of members of CFT’s board of directors; amending the JV LLC Agreement or the certificate of formation of CFT in a manner that disproportionately adversely affects Deep Down or Flotation; engaging in activities other than the business of CFT; declaring or paying dividends or distributions not in accordance with the JV LLC Agreement; repurchasing or redeeming CFT units; causing a material change in the nature of CFT’s business; engaging in activity that disproportionately affects Deep Down or Flotation as holders of units of CFT; liquidating, dissolving or effecting a recapitalization or reorganization of CFT; prior to November 2, 2012, authorizing or issuing any equity securities or other securities with equity features or convertible into equity securities except with regard to incentive plans for management; making loans, advancements, guarantees or investments except under certain circumstances; granting an exclusive license in all or substantially all of the intellectual property rights of CFT; amending any provision of, or entering into a resolution of any dispute with the parties under the Cuming SPA; entering into a transaction with an officer, director or other person who is an affiliate of CFT; incurring any funded indebtedness other than for the purpose of retiring CFT’s indebtedness to Holdings until such time as such indebtedness is fully repaid; or agreeing or committing or causing any subsidiary to agree to or commit to any of the above.

In accordance with the Contribution Agreement, Flotation contributed its rights and obligations under an intercompany contract with Deep Down Delaware to CFT’s operating subsidiary, Flotation Tech, LLC.  As a result, for the three months ended March 31, 2011, Flotation Tech, LLC earned contract revenues totaling $2,187 from Deep Down Delaware, and Deep Down Delaware recognized sub-contract expense in the same amount.

Concurrent with the closing of the joint venture transaction on December 31, 2010, we entered into a Management Services Agreement (the “MSA”) to be effective as of January 1, 2011, with CFT, pursuant to which we provide CFT the services of certain officers and management personnel at a fixed price equal to the cost of services to the Company.  The structure of the MSA pricing protects the equity partners from economic variability resulting in CFT being a variable interest entity.  The Company does not have the power to direct the activities of CFT that most significantly impact CFT’s economic performance and is not the primary beneficiary of CFT.  We have amended this MSA effective as March 1, 2011 to, among other things, alter the minimum monthly fee we are paid by CFT (due partly to a change in the staffing levels for services and personnel we provide to CFT).  During the three months ended March 31, 2011, we earned $221 in fees under the MSA.

Also concurrent with the closing of the joint venture transaction on December 31, 2010, we entered into a Sales and Services Agreement (the “SSA”), to be effective as of January 1, 2011 with CFT, pursuant to which we have been given first right to provide goods and services being procured by CFT.  During the three months ended March 31, 2011, we provided $0 in goods and services under the SSA.

The components of our Investment in joint venture are summarized below:

Contribution to CFT	$3,400
Equity in net loss of CFT for the year ended December 31, 2010	(254)
Investment in joint venture, December 31, 2010	3,146
Equity in net loss of CFT for the three months ended March 31, 2011	(114)
Investment in joint venture, March 31, 2011	$3,032

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 9: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

	March 31, 2011	December 31, 2010
Land	$1,492	$1,492
Buildings and improvements	1,540	1,540
Leasehold improvements	221	221
Equipment	9,732	9,709
Furniture, computers and office equipment	939	930
Construction in progress	2,072	1,605
Total property, plant and equipment	15,996	15,497
Less: Accumulated depreciation	(4,165)	(3,821)
Property, plant and equipment, net	$11,831	$11,676

NOTE 10: INTANGIBLE ASSETS

Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.  Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Estimated intangible asset values, net of recognized amortization expense, include the following:

		March 31, 2011			December 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationship	6 Years	$2,845	$(1,179)	$1,666	$2,845	$(1,092)	$1,753
Non-compete covenant	5 Years	455	(418)	37	455	(415)	40
Trademarks and other	17 - 25 Years	1,236	(145)	1,091	1,247	(132)	1,115
Total		$4,536	$(1,742)	$2,794	$4,547	$(1,639)	$2,908

NOTE 11: LONG-TERM DEBT

The components of long-term debt are summarized below:

	March 31, 2011	December 31, 2010
Secured credit agreement - Whitney Bank	$2,677	$2,917
6% Subordinated debenture	500	500
Capital lease obligations	601	635
Total debt	3,778	4,052
Less: Current portion of long-term debt	(1,487)	(1,609)
Long-term debt, net of current portion	$2,291	$2,443

Whitney Credit Agreement

We originally entered into our credit agreement with Whitney in November 2008 to provide us with revolving and letter of credit facilities for our operations.  In December 2008, we amended the credit agreement to add a term loan in the principal amount of $1,150 to purchase certain equipment.  Thereafter, we further amended the credit agreement in May 2009 to add another term loan in the principal amount of $2,100 to purchase our operating facility in Channelview, Texas.  Whitney possesses a first priority lien on all of our and our subsidiaries’ assets and properties, including the real property in Channelview, to secure all of the outstanding indebtedness under the credit agreement.

In April 2010, we amended and restated our credit agreement with Whitney.  As part of such amendment and restatement we generally established new maturity dates and payment terms regarding the outstanding indebtedness under the credit agreement.  Pursuant to the terms of such amendment and restatement, interest for all principal amounts outstanding under the credit agreement accrues at a rate of 6.5 percent per annum.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

At the time of such amendment and restatement, we had $850 outstanding under the revolving line of credit of the credit agreement.  Per the terms of the amended and restated credit agreement this amount was converted to a further term loan requiring repayment in monthly installments of $40, plus the amount of accrued and unpaid interest, with a final balloon payment of unpaid amounts to be made on April 15, 2011.  As of March 31, 2011, the outstanding principal amount of such term loan was $410.

In regards to the May 2009 term loan, the amended and restated credit agreement further established a monthly payment schedule of $18, and a final balloon payment of unpaid amounts to be made on April 15, 2011.  As of March 31, 2011, the outstanding principal amount of the May 2009 term loan was $1,923.

Under the amended and restated credit agreement the repayment terms of the December 2008 term loan was for monthly payments of $35, and a final balloon payment of unpaid amounts to be made at maturity on April 15, 2011.  As of March 31, 2011, the outstanding principal amount of the December 2008 term loan was $344.

On April 14, 2011, we further amended the amended and restated credit agreement to extend the maturity dates of the indebtedness thereunder to April 15, 2012.  Under such extensions, we expect the final payments on the December 2008 and April 2010 term loans to be made on January 2, 2012 and February 1, 2012, respectively.  Under the terms of the extension, the May 2009 term loan will require a balloon payment of approximately $1,834 on April 15, 2012.

The amended and restated credit agreement obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on the total debt, must be greater than 1.5 to 1.0.

•
Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets”, plus 50 percent of net income, after provision for taxes must be in excess of $15,000.

Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

We had previously amended the terms of the amended and restated credit agreement on December 31, 2010 to obtain the lender’s consent concerning (i) our contribution of Flotation’s assets to CFT; (ii) our issuance of shares to Holdings and (iii) our use of proceeds from such issuance of shares to make a further cash contribution to CFT.  This amendment allowed us to complete the acquisition of Cuming Corporation and form CFT, to which we contributed all of the operating assets and liabilities (including the bank debt, but excluding one intercompany corporate overhead payable) of Flotation.  See Note 8, “Investment in Joint Venture,” in the notes to unaudited condensed consolidated financial statements for further information related to CFT.

A result of the consummation of the joint venture transaction on December 31, 2010 was that we were required to expense all acquisition costs and write down the value of contributed Flotation assets as of such date in order to establish a fair value of our investment in CFT.  The recognition of such expenses and related write down caused us to be not in compliance with certain financial covenants under the amended and restated credit agreement as of December 31, 2010.  On March 25, 2011 we obtained a waiver for such noncompliance.

As of March 31, 2011, we were not in compliance with the tangible net worth covenant under the amended and restated credit agreement, but on May 17, 2011 we obtained a waiver for such noncompliance.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Other Debt

We have a subordinated debenture in the outstanding principal amount of $500 that originated from the exchange of preferred stock in a prior year.  The debenture has a fixed interest rate of 6.0 percent per annum, and interest is required to be paid annually on March 31st.  The debenture was scheduled to mature on March 31, 2011.  We made the payment of accrued interest in March 2011.  However, we agreed to terms for an extension of the maturity of the debenture to January 31, 2012.    See Note 17, “Subsequent Events,” in the notes to unaudited condensed consolidated financial statements for additional information related to the subordinated debenture.

NOTE 12: SHARE-BASED COMPENSATION

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Share-based compensation is recognized as provided under the applicable authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. We expense all stock options on a straight-line basis, net of forfeitures, over the requisite expected service periods.  Under the Plan, the total number of options permitted is 15 percent of issued and outstanding common shares. Based on the shares of common stock outstanding at March 31, 2011, there were approximately 15,202 options available for grant under the Plan as of that date.

Restricted Stock

For the three months ended March 31, 2011 and 2010, we recognized a total of $28 and $64, respectively, in share-based compensation related to all outstanding shares of restricted stock. During the three months ended March 31, 2011, 1,000 restricted shares previously granted to an executive in May 2010, par value $0.001 per share for a total of $1 were forfeited, due to the resignation of the executive.  The unamortized portion of the estimated fair value of restricted stock was $63 at March 31, 2011.

Summary of Stock Options

The total share-based compensation expense recognized for stock options for the three months ended March 31, 2011 and 2010 was $104 and $162, respectively.  As of March 31, 2011, the unamortized portion of the estimated fair value of outstanding stock options was $517.  A total of 2,000 option awards, which were originally issued on February 14, 2008 to two executives, were cancelled in March 2010 and not reissued; the related accelerated expense of $47 is included in the total share-based compensation expense for the three months ended March 31, 2010.

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

NOTE 14: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are involved in legal proceedings arising from the normal course of business. As of the date of this Report, we are currently not involved in any pending material legal proceedings.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

Letters of Credit

Certain customers could require us to issue a standby letter of credit (“L/C”) in the ordinary course of business to ensure performance under terms of the contract and with associated vendors and subcontractors.  In the event of default, the creditor could demand payment from the issuing bank for the amount of the L/C. During the year ended December 31, 2009, we used the credit agreement with Whitney to issue an irrevocable transferable standby L/C in the amount of $1,107.  This L/C was issued with a commission rate of 2.4 percent per annum and expires on August 31, 2011.  We paid the annual commission in advance during fiscal 2010.

NOTE 15: EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents (warrants, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. There were no potentially dilutive securities for the three months ended March 31, 2011 and 2010 that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive or the exercise price for the outstanding warrants and options exceeded the average market price for our common stock.

NOTE 16: SEGMENT INFORMATION

For the three months ended March 31, 2010, our operating segments, Deep Down Delaware, Mako and Flotation were aggregated into a single reporting segment (“Services”). Effective December 31, 2010 we contributed all of Flotation’s operating assets and liabilities (except for one intercompany corporate overhead payable), along with other contributions we made, to CFT, in return for a 20 percent common unit ownership interest in CFT.  As a result of this transaction, for the three months ended March 31, 2011, our Services reporting segment excludes those contributed operations of Flotation.  Additionally, effective January 1, 2011, CFT is considered a separate reporting segment.

While the operating segments within our Services reporting segment have different product lines, they are very similar. They are all service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel expertise, with installation and project management as part of our service revenue to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.  Our operations are located in the United States, though we occasionally make sales to international customers.

Summary financial data by segment is as follows:

	For the Three Months Ended March 31,
	2011	2010
Revenues
Services	$6,284	$6,274
Gross profit
Services	1,188	1,568
Loss before income taxes
Services	(1,425)	(2,330)
Corporate, net (1)	(205)	(159)
CFT	(114)	-
	$(1,744)	$(2,489)

(1) The Corporate segment includes expenses associated with the Company’s corporate office, all of the Company's acquisition-related costs and all share-based compensation, net of allocations to the operating segments.

NOTE 17: SUBSEQUENT EVENTS

In May, 2011, we agreed to extend the maturity of our existing $500 subordinated debenture to January 31, 2012. See Note 11, “Long-term Debt,” in the notes to unaudited condensed consolidated financial statements for additional information related to the subordinated debenture.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on April 15, 2011 and our unaudited condensed consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1 “Financial Statements.”

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

Financial markets, which are critical to the funding of the major offshore and deepwater projects, also continued to show some signs of stabilization and recovery and we continue to see an increase in our multi-national bidding activity.  Our operations continue to benefit from increased demand for our products and services.

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

The annual Offshore Technology Conference (the “OTC”) was held in Houston, Texas on May 2-5, 2011. We participated extensively in the OTC, and the mood of the participating customers and vendors with respect to the oil and gas industry’s outlook was very positive. In addition, we were awarded the 2011 Woelfel Best Mechanical Engineering Achievement Award, which recognizes a product, device, or system displayed at the OTC, which best reflects innovation and/or practical use of mechanical engineering in solving problems, improving design or maximizing performance.  The award was for our 3,400 Ton Umbilical Storage Carousel. As a result of receiving this award, we received many customer inquiries regarding our ability to provide them with our technology as it applied to their specific needs, and we hope to leverage this into multiple carousel orders in 2011 and beyond.

For fiscal year 2011, our focus remains on successful execution of our projects, obtaining new project awards and effective cash management.

Segments

See Note 16, “Segment Information,” in the notes to unaudited condensed consolidated financial statements for information related to segment reporting.

Recent Events

On April 14, 2011, we amended our existing credit agreement with Whitney to extend the maturity dates of the respective term loans and letter of credit facility under the Restated Credit Agreement by one year to April 15, 2012.

In May, 2011, we agreed to extend the maturity of our existing $500 subordinated debenture to January 31, 2012. See Note 11, “Long-term Debt,” in the notes to unaudited condensed consolidated financial statements for additional information related to the subordinated debenture.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues. Revenues for the first quarter of 2011 were $6,284. Revenues for the first quarter of 2010 were $6,274, and included $2,706 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 revenue related to the Flotation operating segment, revenues increased $2,716 from the quarter ended March 31, 2010 to the quarter ended March 31, 2011, partially as the result of a large installation of a subsea distribution system we performed offshore Gabon, West Africa which commenced in the fourth quarter of 2010 and was completed in the first quarter of 2011. Additionally, our ROV and related services revenues increased due to improved utilization and we recorded increased revenue on a large fabrication project that is projected to be completed mid-2011.

Gross Profit. Gross profit for the first quarter of 2011 was $1,188, or 19 percent of revenues. Gross profit for the first quarter of 2010 was $1,568 or 25 percent of revenues, and included $633, or 23 percent of revenues, related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the gross profit results of the Flotation operating segment, gross profit increased $253 from the quarter ended March 31, 2010 to the quarter ended March 31, 2011, primarily as the result of the previously mentioned installation job we performed offshore Gabon, West Africa and improved utilization of our ROV fleet.  Revenue related to the large fabrication project was recorded at a 1 percent gross profit for the three months ended March 31, 2011, which significantly impacted the overall gross profit percentage, which was 30 percent, excluding this contract.

Selling, general and administrative expenses. Selling, general and administrative expense (“SG&A”) for the first quarter of 2011 was $2,572, or 41 percent of revenue. SG&A for the first quarter of 2010 was $3,483, or 56 percent of revenue, and included $856, or 32 percent of revenue, related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding $856 related to the Flotation operating segment, SG&A expense decreased $55, or 33 percentage-points from the quarter ended March 31, 2010 to the quarter ended March 31, 2011.

For the first quarter of 2011, approximately $330 in SG&A savings was realized as a result of our cost containment program. In addition, $221 in fees were earned under the MSA, a direct recovery of SG&A. Offsetting these decreases was an increase of $496 in professional fees, primarily audit, accounting and legal, associated with the restatement of our 2010 financial statements as discussed in Item 1 Note 2 of this Form 10-Q.

Depreciation and amortization expense (excluded from Cost of sales). Depreciation and amortization expense consists primarily of depreciation of our fixed assets that are not related to revenue generation, plus amortization of intangible assets, including our customer lists, technology and trademarks. Depreciation and amortization expense (excluded from Cost of sales) for the first quarter of 2011 was $166.  Depreciation and amortization expense (excluded from Cost of sales) for the first quarter of 2010 was $442, and included $267 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding $267 related to the Flotation operating segment, Depreciation and amortization expense (excluded from Cost of sales) decreased $9 from the quarter ended March 31, 2010 to the quarter ended March 31, 2011.

Net interest expense. Net interest expense for the first quarter of 2011 was $90 compared to $131 for the first quarter of 2010.  The decrease was caused primarily by the absence of the Flotation operating segment in the first quarter of 2011 causing a $34 reduction in net interest expense. Net interest expense for each period was generated by our outstanding bank debt, capital leases and subordinated debenture, and was offset by interest income on cash balances.

Equity in net loss of joint venture. Equity in net loss of joint venture for the first quarter of 2011 was $114 compared to $0 for the first quarter of 2010.  As previously mentioned, the CFT JV commenced operations January 1, 2011. The first quarter of operations for CFT resulted in net loss due primarily to the work-off of low margin backlog by the Flotation Tech, LLC subsidiary and lower than anticipated revenues and gross profit for the Cuming Corp. subsidiary due to weather related shipment delays.

Modified EBITDA. Our management evaluates our performance based on a non-GAAP measure, which consists of earnings (net income or loss) available to common shareholders before cumulative effect of accounting change, net interest expense, income taxes, non-cash share-based compensation expense, equity in net loss of joint venture, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges (“Modified EBITDA”).  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with U.S. GAAP. The amounts included in the Modified EBITDA calculation; however, are derived from amounts included in the accompanying Consolidated Statements of Operations.

We believe Modified EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, non-cash share-based compensation expense, equity in net loss of joint venture, non-cash impairments, other non-cash items and one-time charges, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired; it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest) and asset base (primarily depreciation and amortization) and actions that do not affect liquidity (share-based compensation expense, equity in net loss of joint venture) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
Net loss	$(1,759)	$(2,506)
Add back interest expense, net of interest income	90	131
Add back depreciation and amortization	448	978
Add back income tax expense	15	17
Add back share-based compensation	131	226
Add back equity in net loss of joint venture	114	-
Modified EBITDA	$(961)	$(1,154)

Modified EBITDA for the first quarter of 2011 was $(961). Modified EBITDA for the first quarter of 2010 was $(1,154), and included $41 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the amount related to the Flotation operating segment, Modified EBITDA increased $234 from the quarter ended March 31, 2010 to the quarter ended March 31, 2011, primarily as a result of increased gross margin as discussed previously.

Capital Resources and Liquidity

Overview

As a deepwater service provider, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on the condition of the oil and gas industry generally, and our customers’ ability to invest capital for offshore exploration, drilling and productions and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities.  Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.  We enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by a continued delay in a payment by a significant customer or delays in completion of our contracts for any reason.   While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective.

Most significant in this regard has been our debt facility we have maintained with Whitney.  Our loans outstanding under our existing credit agreement become due on April 15, 2012.  We will need to raise additional debt or equity capital or renegotiate the existing debt prior to such date.  We are currently in discussions with several lenders who have expressed interest in refinancing our debt. However, we cannot provide any assurance that any financing will be available to us on acceptable terms or at all.  If we are unable to raise additional capital, this would have a material adverse impact on our business or would raise substantial doubt about our ability to continue as a going concern.  As of March 31, 2011, we were not in compliance with the tangible net worth financial covenant under the Restated Credit Agreement but, on May 17, 2011 we obtained a waiver for such noncompliance.

Although the factors described above create uncertainty, if our planned financial results are achieved, we believe that we will have adequate liquidity to meet our future operating requirements, and we believe we will be able to raise additional capital or renegotiate our existing debt.

Cash Flow from Operating Activities

During the first quarter of 2011, cash used in operating activities was $1,671 compared to cash provided by operations of $720 during the same prior year period in 2010.  The $2,391 decrease in cash provided by operating activities was comprised of two components. $479 of the reduction is related to the absence of the Flotation operating segment in the first quarter of 2011. The remaining $1,912 decrease was due to primarily to the reduction in cash caused by the change in other working capital components totaling $2,218, offset by cash provided by net income of $306.

Cash Flow from Investing Activities

During the first quarter of 2011, cash used in investing activities totaled $504, which was primarily the result of $499 used for the purchase of property, plant and equipment.  During the first quarter of 2010, cash used in investing activities totaled $779, which was primarily the result of $563 used for the purchase of property, plant and equipment (including $394 related to Flotation operating segment), $100 paid in exchange for a note receivable, and $91 paid for capitalized software.

Cash Flow from Financing Activities

During the first quarter of 2011 and 2010, cash used in financing activities was $274 and $150, respectively, which represented principal payments on long term debt, including $23 paid in the first quarter of 2010 related to the Flotation operating segment.

Critical Accounting Policy Updates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs and estimated earnings incurred in excess of billings on uncompleted contracts, inventory, impairments of long-lived assets, including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, billings in excess of costs and estimated earnings on uncompleted contracts; contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

See Note 4, “Recent Accounting Pronouncements,” in the notes to unaudited condensed consolidated financial statements for information regarding recently issued accounting standards.

Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our Critical Accounting Policies.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Internal Control Over Financial Reporting.  Management identified the following material weaknesses as of March 31, 2011:

We did not maintain effective monitoring controls. Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training who could execute appropriate monitoring and review controls, particularly in situations where transactions were complex or non-routine. This material weakness contributed to the additional material weakness discussed below.

We did not have adequate controls to provide reasonable assurance that revenue was recorded in accordance with GAAP.  Specifically, we did not have appropriately designed or effectively operating management review controls performed by individuals with appropriate technical expertise to ensure that the accounting for contracts under the percentage-of-completion method was appropriate.

Changes in Internal Control Over Financial Reporting.   Management has implemented the following changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
Management has developed a strategy to strengthen management review controls surrounding revenue recognition to provide reasonable assurance that revenue was recorded in accordance with GAAP, and has made progress towards enhanced controls, including review by operating and finance management of all estimates to complete for percentage-of-completion contracts.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

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

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).

10.1	Waiver dated March 25, 2011, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.41 to our Form 10-K filed on April 15, 2011).

10.2*	Waiver dated May 10, 2011, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower.

10.3
First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed March 8, 2011).

10.4
Second Amendment to Amended and Restated Credit Agreement, dated April 14, 2011, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated by reference from Exhibit 10.42 to our Form 10-K filed on April 15, 2011).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.\

32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

________________
* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President, CEO and Director	May 18, 2011
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Executive Chairman and Chief Financial Officer	May 18, 2011
Eugene L. Butler	(Principal Financial Officer)

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).

10.1	Waiver dated March 25, 2011, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.41 to our Form 10-K filed on April 15, 2011).

10.2*	Waiver dated May 10, 2011, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower.

10.3
First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed March 8, 2011).

10.4
Second Amendment to Amended and Restated Credit Agreement, dated April 14, 2011, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated by reference from Exhibit 10.42 to our Form 10-K filed on April 15, 2011).

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