Form 10-Q
period 2011-06-30
Deep Down, Inc.
filed 2011-08-12
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30351

DEEP DOWN, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2263732
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8827 W. Sam Houston Pkwy N., Suite 100, Houston, Texas	77040
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (281) 517-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

At August 8, 2011, there were 206,032,830 shares outstanding of Common Stock, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Deep Down, Inc., a Nevada corporation (“Deep Down”), and its wholly-owned subsidiaries.

Deep Down is the parent company to the following wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); ElectroWave USA, Inc., a Nevada corporation (“ElectroWave”), since its acquisition effective April 2, 2007; Mako Technologies, LLC, a Nevada limited liability company (“Mako”), since its acquisition effective December 1, 2007; Flotation Technologies, Inc., a Maine corporation (“Flotation”), since its acquisition effective May 1, 2008; and Deep Down International Holdings, LLC, a Nevada limited liability company (“DDIH”), since its formation in February 2009. Effective December 31, 2010, we engaged in a transaction in which all of the operating assets and substantially all of the liabilities of Flotation were contributed, along with other contributions we made, to a joint venture entity named Cuming Flotation Technologies, LLC (“CFT”), in return for a 20 percent common unit ownership interest in CFT. For a more detailed explanation of this transaction, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on April 15, 2011.  This transaction impacts the presentation of our financial condition and results of operations because it means that the operations of Flotation are no longer included in such presentation for periods beginning January 1, 2011, except on the basis of our 20 percent common unit ownership interest in CFT.  However, the operations of Flotation will continue to be fully included in our presentation of historical information for periods ended December 31, 2010 and prior (since the acquisition of Flotation in 2008).

Our current operations include Deep Down Delaware and Mako.  We also provide assistance in operating CFT under a Management Services Agreement.  In addition to our strategy of continuing to grow and strengthen our operations, including expanding our services and products in accordance with our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting deepwater and ultra-deepwater offshore exploration, development and production of oil and gas reserves and other maritime operations.

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

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our corporate website (http://www.deepdowncorp.com) as soon as reasonably practicable after we have electronically filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Report.

ii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iii

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value amounts)	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$763	$3,730
Accounts receivable, net of allowance of $20 and $245, respectively	4,389	5,518
Inventory	167	223
Costs and estimated earnings in excess of billings on uncompleted contracts	27	-
Prepaid expenses and other current assets	223	267
Total current assets	5,569	9,738
Property, plant and equipment, net	12,000	11,676
Investment in joint venture	2,830	3,146
Intangibles, net	2,708	2,908
Goodwill	4,916	4,916
Other assets	1,282	1,240
Total assets	$29,305	$33,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,392	$5,719
Billings in excess of costs and estimated earnings on uncompleted contracts	720	446
Deferred revenues	320	315
Current portion of long-term debt	3,814	1,609
Total current liabilities	8,246	8,089
Long-term debt, net	433	2,443
Total liabilities	8,679	10,532

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, $0.001 par value, 490,000 shares authorized, 206,033 and 207,399 shares, respectively, issued and outstanding	206	207
Additional paid-in capital	63,092	63,751
Accumulated deficit	(42,672)	(40,866)
Total stockholders' equity	20,626	23,092
Total liabilities and stockholders' equity	$29,305	$33,624

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Revenues	$7,094	$9,552	$13,378	$15,826
Cost of sales:
Cost of sales	4,927	5,426	9,743	9,596
Depreciation expense	310	571	591	1,107
Total cost of sales	5,237	5,997	10,334	10,703
Gross profit	1,857	3,555	3,044	5,123
Operating expenses:
Selling, general and administrative	1,433	3,494	4,005	6,977
Depreciation and amortization	201	440	367	882
Total operating expenses	1,634	3,934	4,372	7,859
Operating income (loss)	223	(379)	(1,328)	(2,736)
Other income (expense):
Interest expense, net	(58)	(143)	(148)	(274)
Equity in net loss of joint venture	(202)	-	(316)	-
Other, net	6	52	16	51
Total other expense	(254)	(91)	(448)	(223)
Loss before income taxes	(31)	(470)	(1,776)	(2,959)
Income tax expense	(15)	(22)	(30)	(39)
Net loss	$(46)	$(492)	$(1,806)	$(2,998)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted-average common shares outstanding, basic and diluted	206,395	190,044	206,524	185,274

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended
	June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(1,806)	$(2,998)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in net loss of joint venture	316	-
Share-based compensation	159	453
Stock issued for services	-	14
Bad debt (credit) expense	(225)	58
Depreciation and amortization	958	1,989
(Gain) loss on disposal of property, plant and equipment	(16)	3
Changes in assets and liabilities:
Accounts receivable	1,353	1,594
Inventory	56	187
Costs and estimated earnings in excess of billings on uncompleted contracts	(27)	26
Prepaid expenses and other current assets	45	26
Other assets	(5)	(345)
Accounts payable and accrued liabilities	(2,327)	1,599
Deferred revenues	5	1,158
Billings in excess of costs and estimated earnings on uncompleted contracts	275	(2,199)
Net cash (used in) provided by operating activities	(1,239)	1,565

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,093)	(1,145)
Proceeds from sale of property, plant and equipment	33	-
Cash paid for patents	(17)	-
Investment in cost method securities	-	(25)
Cash paid for capitalized software	(35)	(201)
Repayments on (cash paid for) note receivable	9	(99)
Net cash used in investing activities	(1,103)	(1,470)

Cash flows from financing activities:
Funds used for purchase of our common stock	(818)	-
Proceeds from sale of common stock	-	501
Stock cancelled for payroll taxes	(2)	-
Proceeds from bank term loan	800	-
Repayments of long-term debt	(605)	(389)
Net cash (used in) provided by financing activities	(625)	112
Change in cash and equivalents	(2,967)	207
Cash and cash equivalents, beginning of period	3,730	912
Cash and cash equivalents, end of period	$763	$1,119

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its wholly-owned subsidiaries (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q.  As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011 with the Commission.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly-owned subsidiaries.  Our investment in a joint venture is accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events

We have evaluated subsequent events from June 30, 2011 through the date of this Report.  No events have occurred which require additional disclosure in this Report.

NOTE 2: RESTATEMENT OF 2010 FINANCIAL STATEMENTS

As discussed in our Form 10-Q/A for the quarterly period ended June 30, 2010, filed with the SEC on March 8, 2011, in conjunction with an internal review meeting of Flotation, our management reviewed the status of one of our long-term fixed price contracts (the “Contract”) that we entered into in November 2008 which is scheduled to be completed in the third quarter of 2011. As a result of this review, our management identified errors in the percentage-of-completion accounting model for revenue recognition pertaining to this Contract. On January 14, 2011, the Audit Committee of the Company’s Board of Directors concluded, based on recommendations from management, that, as a result of these errors, the Company’s unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 should be restated. We filed the restated unaudited condensed consolidated financial statements on Form 10-Q/A for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010, on March 8, 2011.

On the Condensed Consolidated Statement of Operations for the six months ended June 30, 2010, the revision caused Revenues and Gross profit to be reduced by $410, which resulted in a corresponding $410 increase to Operating loss, Loss before income taxes and Net loss.  There was no impact to Net loss per share.  On the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010, the revision increased Net loss by $410 which was offset to Billings in excess of costs and estimated earnings on uncompleted contracts, for a net impact of $0 to Cash flows provided by operating activities.

On the Condensed Consolidated Statement of Operations for the three months ended June 30, 2010, the revision caused Revenues and Gross profit to be reduced by $40, which resulted in a corresponding $40 increase to Operating loss, Loss before income taxes and Net loss.  There was no impact to Net loss per share.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

Historically, we have supplemented the financing of our capital requirements through a combination of debt and equity transactions.  Most significant in this regard has been the credit facility we have maintained with Whitney National Bank (“Whitney”). Our loans outstanding under our existing credit agreement with Whitney become due on April 15, 2012.  If we are unable to raise additional capital, this would have a material adverse impact on our business or would raise substantial doubt about our ability to continue as a going concern.

Although the factors described above create uncertainty, if our planned financial results are achieved, we believe that we will have adequate liquidity to meet our future operating requirements, and we believe we will be able to raise additional capital or renegotiate our existing debt.

We had a working capital deficit of $2,676 at June 30, 2011.  However, as previously discussed, we believe we will have adequate liquidity and the ability to raise additional capital to meet our future operating requirements.

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 requires step two of the goodwill impairment test to be performed when the carrying value of an operating segment is zero or negative, if it is more likely than not that a goodwill impairment exists. The requirements of this update are effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this new guidance to have an impact on its financial position, cash flows or results of operations.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  We utilize a fair value hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The fair value hierarchy has three levels of inputs that may be used to measure fair value:

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

Our financial instruments consist primarily of cash and cash equivalents, trade receivables and payables and debt instruments.  The carrying values approximate their fair values due to the short-term maturities of these instruments.

NOTE 6: INVENTORY

The components of inventory are summarized below:

	June 30, 2011	December 31, 2010

Raw materials	$167	$167
Work in progress	-	56
Total inventory	$167	$223

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 7: COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND DEFERRED REVENUES

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below:

	June 30, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$10,889	$5,356
Estimated earnings on uncompleted contracts	918	132
	11,807	5,488
Less: Billings to date on uncompleted contracts	(12,500)	(5,934)
	$(693)	$(446)
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$27	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	(720)	(446)
	$(693)	$(446)

At June 30, 2011, the asset balance of $27 was related to two contracts that are projected to be completed during the third quarter of 2011. The balance in billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2011 and December 31, 2010 was $720 and $446, respectively, and consisted of significant milestone billings related primarily to two large carousel fabrication projects. One of the two projects is projected to be completed in the third quarter of 2011 and the second is projected to be completed in the first quarter of 2012.

At June 30, 2011 and December 31, 2010, we reported deferred revenue balances of $320 and $315, respectively. These balances represent prepayments or deposits on time and material and rental projects for which work has not yet been performed. We expect to recognize the deferred revenue at June 30, 2011 during fiscal 2011.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

In connection with the consummation of the foregoing described transaction, on December 31, 2010, the Company and Flotation entered into an Amended and Restated Limited Liability Company Agreement (the “JV LLC Agreement”) of CFT by and among us, Flotation and Holdings, each as a member of CFT, to provide for the respective rights and obligations of the members of CFT.  We and Flotation collectively hold 20 percent of the common units of CFT.  Holdings holds 80 percent of the common units and 100 percent of the preferred units, which are entitled to a preferred return until the holder thereof receives a full return of its initial capital contribution.  The preferred units have no voting rights.  Pursuant to the terms of the JV LLC Agreement, we and Flotation collectively have the right to appoint, and we have appointed, one director to CFT’s board of directors and Holdings has the right to appoint the other 4 directors.  The JV LLC Agreement provides that, without the prior approval of Deep Down and Flotation, certain actions cannot be taken by CFT, including:  increasing the number of members of CFT’s board of directors; amending the JV LLC Agreement or the certificate of formation of CFT in a manner that disproportionately adversely affects Deep Down or Flotation; engaging in activities other than the business of CFT; declaring or paying dividends or distributions not in accordance with the JV LLC Agreement; repurchasing or redeeming CFT units; causing a material change in the nature of CFT’s business; engaging in activity that disproportionately affects Deep Down or Flotation as holders of units of CFT; liquidating, dissolving or effecting a recapitalization or reorganization of CFT; prior to November 2, 2012, authorizing or issuing any equity securities or other securities with equity features or convertible into equity securities except with regard to incentive plans for management; making loans, advances, guarantees or investments except under certain circumstances; granting an exclusive license in all or substantially all of the intellectual property rights of CFT; amending any provision of, or entering into a resolution of any dispute with the parties under the Cuming SPA; entering into a transaction with an officer, director or other person who is an affiliate of CFT; incurring any funded indebtedness other than for the purpose of retiring CFT’s indebtedness to Holdings until such time as such indebtedness is fully repaid; or agreeing or committing or causing any subsidiary to agree to or commit to any of the above.

In accordance with the Contribution Agreement, Flotation contributed its rights and obligations under an intercompany fabrication contract with Deep Down Delaware to CFT’s operating subsidiary, Flotation Tech, LLC.  As a result, for the six months ended June 30, 2011, Deep Down Delaware recognized sub-contract expense to Flotation Tech, LLC of $4,691.

Concurrent with the closing of the joint venture transaction on December 31, 2010, we entered into a Management Services Agreement (the “MSA”) with CFT, to be effective January 1, 2011, pursuant to which we provide CFT the services of certain officers and management personnel at a fixed price equal to the cost of services to the Company.  The structure of the MSA pricing protects the equity partners from economic variability resulting in CFT being a variable interest entity.  The Company does not have the power to direct the activities of CFT that most significantly impact CFT’s economic performance and is not the primary beneficiary of CFT.  The MSA was amended effective March 1, 2011 to, among other things, alter the minimum monthly fee we are paid by CFT (due partly to a change in the staffing levels for services and personnel we provide to CFT).  During the six months ended June 30, 2011, we earned $389 in fees under the MSA.

Also concurrent with the closing of the joint venture transaction on December 31, 2010, we entered into a Sales and Services Agreement (the “SSA”) with CFT, to be effective January 1, 2011, pursuant to which we have been given first right to provide goods and services being procured by CFT.  During the six months ended June 30, 2011, we provided $0 in goods and services under the SSA.

The components of our Investment in joint venture are summarized below:

Contribution to CFT	$3,400
Equity in net loss of CFT for the year ended December 31, 2010	(254)
Investment in joint venture, December 31, 2010	3,146
Equity in net loss of CFT for the six months ended June 30, 2011	(316)
Investment in joint venture, June 30, 2011	$2,830

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Summary joint venture financial data is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$25,995	$-	$57,523	$-

Gross profit	$6,829	$-	$14,029	$-

Net loss	$1,011	$-	$1,580	$-

NOTE 9: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	June 30, 2011	December 31, 2010	Asset Lives
Land	$1,492	$1,492	-
Buildings and improvements	1,540	1,540	7 - 36 years
Leasehold improvements	221	221	2 - 5 years
Equipment	10,069	9,709	2 - 15 years
Furniture, computers and office equipment	944	930	2 - 8 years
Construction in progress	2,302	1,605	-
Total property, plant and equipment	16,568	15,497
Less: Accumulated depreciation	(4,568)	(3,821)
Property, plant and equipment, net	$12,000	$11,676

NOTE 10: INTANGIBLE ASSETS

Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.  Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Estimated intangible asset values, net of accumulated amortization, include the following:

		June 30, 2011			December 31, 2010
	Estimated	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	6 Years	$2,845	$(1,267)	$1,578	$2,845	$(1,092)	$1,753
Non-compete covenants	5 Years	455	(420)	35	455	(415)	40
Trademarks and other	17 - 25 Years	1,253	(158)	1,095	1,247	(132)	1,115
Total		$4,553	$(1,845)	$2,708	$4,547	$(1,639)	$2,908

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 11: LONG-TERM DEBT

The components of long-term debt are summarized below:

	June 30, 2011	December 31, 2010
Secured credit agreement - Whitney Bank	$3,228	$2,917
6% Subordinated debenture	450	500
Capital lease obligations	569	635
Total debt	4,247	4,052
Less: Current portion of long-term debt	(3,814)	(1,609)
Long-term debt, net of current portion	$433	$2,443

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

At the time of such amendment and restatement, we had $850 outstanding under the revolving line of credit of the credit agreement.  Per the terms of the amended and restated credit agreement this amount was converted to a further term loan requiring repayment in monthly installments of $40, plus the amount of accrued and unpaid interest, with a final balloon payment of unpaid amounts to be made at maturity on April 15, 2011.

With regard to the May 2009 term loan, the amended and restated credit agreement further established a monthly payment of $18, and a final balloon payment of unpaid amounts to be made at maturity on April 15, 2011.

Under the amended and restated credit agreement, the repayment terms of the December 2008 term loan required a monthly payment of $35, and a final balloon payment of unpaid amounts to be made at maturity on April 15, 2011.

On April 14, 2011, we further amended the amended and restated credit agreement to extend the maturity dates of the indebtedness thereunder from April 15, 2011 to April 15, 2012.  Under such extensions, we expect the final payments of the December 2008 and April 2010 term loans to be made on January 2, 2012 and February 1, 2012, respectively.  Under the terms of the extension, the May 2009 term loan will require a balloon payment of approximately $1,834 on April 15, 2012.

As of June 30, 2011, the outstanding principal balances of the April 2010, May 2009 and December 2008 term loans were $290, $1,895 and $243, respectively.

On June 9, 2011, we entered into the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”) with Whitney to extend further credit in the form of a single advance term loan in the amount of $800 for the purpose of effecting the purchase of 8,350 shares of the Company’s outstanding common stock. Once purchased, these shares were retired and removed from the number of shares outstanding. Outstanding principal of the additional term loan accrues interest at a rate of 6.5 percent per annum, and the Company is obligated to make repayment in monthly installments of $65, plus the amount of accrued and unpaid interest beginning July 1, 2011.  This additional term loan is scheduled to mature on April 15, 2012 along with all of the indebtedness outstanding at such time under the amended and restated credit agreement. Under the Third Amendment, Whitney agreed to reduce the requirement of the tangible net worth covenant under the credit agreement to be $13,000 from a previous amount of $15,000.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The amended and restated credit agreement obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0.

•
Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $13,000.  As previously mentioned, the baseline for this covenant had been $15,000, but it was modified under the Third Amendment.

Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

We had previously amended the terms of the amended and restated credit agreement on December 31, 2010 to obtain the lender’s consent concerning (i) our contribution of Flotation’s net assets to CFT; (ii) our issuance of shares to Holdings and (iii) our use of proceeds from such issuance of shares to make a further cash contribution to CFT.  This amendment allowed us to complete the acquisition of Cuming and to form CFT, to which we contributed all of the operating assets and liabilities (including the bank debt, but excluding one intercompany corporate overhead payable) of Flotation.  See Note 8, “Investment in Joint Venture,” in the notes to unaudited condensed consolidated financial statements for further information related to CFT.

A result of the consummation of the joint venture transaction on December 31, 2010 was that we were required to expense all acquisition costs and write down the value of contributed Flotation net assets as of such date in order to establish the fair value of our investment in CFT.  The recognition of such expenses and related write down caused us to be not in compliance with certain financial covenants under the amended and restated credit agreement as of December 31, 2010.  On March 25, 2011 we obtained a waiver for such noncompliance.

Other Debt

We have a subordinated debenture in the original outstanding principal amount of $500 that originated from the exchange of preferred stock in a prior year.  The subordinated debenture has a fixed interest rate of 6.0 percent per annum, and interest is required to be paid annually on March 31st.  The subordinated debenture matured on March 31, 2011 and we made the payment of accrued interest as required.  However, we agreed to terms for an extension of the maturity of the subordinated debenture to May 2012.  As of June 30, 2011, the principal balance of the subordinated debenture was $450.

NOTE 12: SHARE-BASED COMPENSATION

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Share-based compensation is recognized as provided under the applicable authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. We expense all stock options on a straight-line basis, net of forfeitures, over the requisite expected service periods.  Under the Plan, the total number of options permitted is 15 percent of issued and outstanding common shares. Based on the shares of common stock outstanding at June 30, 2011, there were approximately 13 options available for grant under the Plan as of that date.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Summary of Shares of Non-Vested Stock (also commonly referred to as restricted stock)

On August 9, 2011, but effective for purposes of the six months ended June 30, 2011, we granted 8,000 shares of non-vested stock to management and certain key employees, par value $0.001 per share.  These certain shares were granted effective as of June 8, 2011 and had a fair value grant price of $0.09 per share based on the closing price of Deep Down’s common stock on that day; we are amortizing the related share-based compensation of $720 on a straight-line basis, net of a 50 percent estimated future forfeiture rate, over the three-year requisite service period. The restrictions on these shares of non-vested stock will lapse with respect to one-third of the shares on each of the first, second and third anniversaries of the effective date of grant, subject to certain conditions.  We are amortizing the related share-based compensation expense of all other previously granted shares of non-vested stock on a straight-line basis, net of a 0% forfeiture rate, based on management’s estimated future forfeiture rate for such shares.

On August 9, 2011, but effective for purposes of the six months ended June 30, 2011, 1,000 shares of non-vested stock, previously granted to an executive in May 2010, par value $0.001 per share, were forfeited due to the resignation of the executive. For the six months ended June 30, 2011 and 2010, we recognized a total of $45 and $111, respectively, of share-based compensation expense related to all outstanding shares of non-vested stock and this expense is included in Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.  The unamortized portion of the estimated fair value of non-vested stock was $766 at June 30, 2011.

Summary of Stock Options

During the six months ended June 30, 2011, we granted 8,000 stock options to management and certain key employees. These options were granted effective as of June 8, 2011 at a $0.09 per share exercise price based on the closing price of Deep Down’s common stock on that day, and also had a fair value per option of $0.06 on that date; we are amortizing the related share-based compensation of $469 on a straight-line basis, net of a 30 percent estimated future forfeiture rate, over the three-year requisite service period.  These options will vest with respect to one-third of the shares on each of the first, second and third anniversaries of the effective date of grant. The total share-based compensation expense recognized for stock options for the six months ended June 30, 2011 and 2010 was $114 and $342, respectively, and this expense is included in Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.  As of June 30, 2011, the unamortized portion of the estimated fair value of outstanding stock options was $904.

NOTE 13: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our net income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at June 30, 2011 management has recorded a full deferred tax asset valuation allowance.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are involved in legal proceedings arising in the normal course of business. As of the date of this Report, we are not currently involved in any material actual or pending legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract and with associated vendors and sub-contractors.  In the event of a performance default, the creditor could demand payment from the issuing bank for the amount of the LC. During the year ended December 31, 2009, we used the credit agreement with Whitney to issue an irrevocable transferable standby LC in the amount of $1,107.  This LC was issued with a commission rate of 2.4 percent per annum and expires on August 31, 2011.  We paid the annual commission in advance during fiscal 2010.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 15: EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents (warrants, stock awards and stock options) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. There were no potentially dilutive securities for the six months ended June 30, 2011 and 2010 that were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive or the exercise price for the outstanding warrants and options exceeded the average market price for our common stock.

NOTE 16: SEGMENT INFORMATION

For the six months ended June 30, 2010, our operating segments, Deep Down Delaware, Mako and Flotation were aggregated into a single reporting segment (“Services”). Effective December 31, 2010 we contributed all of Flotation’s operating assets and liabilities (except for one intercompany corporate overhead payable), along with other contributions we made, to CFT, in return for a 20 percent common unit ownership interest in CFT.  As a result of this transaction, for the six months ended June 30, 2011, our Services reporting segment excludes those contributed operations of Flotation.  Additionally, effective January 1, 2011, CFT is considered a separate reporting segment.

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

Summary financial data by segment is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues Services	$7,094	$9,552	$13,378	$15,826
Gross profit Services	$1,857	$3,555	$3,044	$5,123
Income (loss) before income taxes
Services	$211	$(312)	$(1,199)	$(2,668)
Corporate, net (1)	(40)	(158)	(261)	(291)
CFT	(202)	-	(316)	-
	$(31)	$(470)	$(1,776)	$(2,959)

(1) The Corporate segment includes expenses associated with the Company’s corporate office, all of the Company’s acquisition-related costs, professional fees, specifically audit and legal fees, and all share-based compensation, net of allocations to the operating segments.

NOTE 17: OUTSTANDING SHARES OF COMMON STOCK

The number of shares of common stock outstanding is as follows:

Balance, December 31, 2010	207,399

Non-vested shares forfeited and retired, January 24, 2011	(1,000)

Shares surrendered for payroll taxes and retired, May 18, 2011	(16)

Non-vested shares granted, June 8, 2011	8,000

Shares purchased and retired, June 9, 2011	(8,350)

Balance, June 30, 2011	206,033

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011 and our unaudited condensed consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1 “Financial Statements.”

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

Industry and Executive Outlook

Effective May 30, 2010, the United States Department of the Interior (the “DOI”) ordered a moratorium on all deepwater drilling on the Outer Continental Shelf in response to the April 20, 2010, Deepwater Horizon incident (the “GOM Incident”).  Although this moratorium was lifted by the DOI on October 12, 2010, the impact of the GOM Incident on our operations and severity of the industry downturn cannot be predicted with certainty. The timing of market recovery will depend upon several additional factors outside of our control, including the securing of permits, among other required approvals, necessary prior to commencement of deepwater operations in the GOM. Recently, several of our customers have received drilling permits. Our operations in the GOM began to improve in the second quarter of 2011 and we expect continued improvement during the last half of 2011.

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

Recent Events

On July 7, 2011, the Company announced that we had completed the assembly and test running of a three thousand two hundred metric ton (“MT”) carousel located at Core Industries near Mobile, Alabama.  Additionally, we announced that we had recently been awarded two more large carousel contracts in excess of $8,000.  We are presently under full construction of a three thousand MT onshore carousel system with a delivery date at the end of the third quarter 2011 for one of the world's leading umbilical manufacturers.

The second carousel awarded, a three thousand five hundred MT offshore system, will be DNV certified and will be completed in the first quarter of 2012 for an international installation contractor.  We have also undergone and passed several audits by our clients and safety organizations supporting the safety and quality of our company and the upcoming construction of the carousels.  Both carousels will be manufactured in Channelview, Texas then placed on barges and assembled for our clients in Mobile, Alabama.

Segments

See Note 16, “Segment Information,” in the notes to unaudited condensed consolidated financial statements for information related to segment reporting.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues. Revenues for the second quarter of 2011 were $7,094. Revenues for the second quarter of 2010 were $9,552, and included $4,617 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 revenues related to the Flotation operating segment, revenues increased $2,159 from the quarter ended June 30, 2010 to the quarter ended June 30, 2011. Revenues on a large buoyancy fabrication project that is projected to be completed in the third quarter of 2011 increased $2,635.  We also recognized revenues of $900 on a large carousel fabrication project that is also projected to be completed in the third quarter of 2011.  There was a net decrease in revenues of $1,376 associated with other products and services, as the component projects had been completed prior to the commencement of the second quarter of 2011.

Gross Profit. Gross profit for the second quarter of 2011 was $1,857, or 26 percent of revenues. Gross profit for the second quarter of 2010 was $3,555 or 37 percent of revenues, and included $1,431 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the gross profit results of the Flotation operating segment, gross profit for the second quarter of 2010 was $2,124, or 43 percent of revenues. The slight decrease in gross profit of $267 is primarily the result of our project composition.  In the second quarter of 2010, our projects were composed primarily of high margin rental and service work.  However, in the second quarter of 2011, our project composition was focused more heavily on product fabrication projects.  While one of our projects enjoyed a very high gross profit margin, our other major fabrication project’s gross profit margin was marginal.

 Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the second quarter of 2011 was $1,433, or 20 percent of revenue. SG&A for the second quarter of 2010 was $3,494, or 37 percent of revenue, and included $881 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the $881 related to the Flotation operating segment, SG&A expense decreased $1,180, or 33 percentage-points from the quarter ended June 30, 2010 to the quarter ended June 30, 2011.

For the second quarter of 2011, approximately $234 in SG&A savings was realized as a result of our cost containment program.   We had $0 in acquisition expenses in the second quarter of 2011, but the second quarter of 2010 included $324 in expenses associated with the acquisition of our 20 percent interest in CFT.  Bad debt expense decreased $254 due to a favorable adjustment to our allowance for doubtful accounts.  Share-based compensation decreased $199, and $169 in fees were earned in the second quarter of 2011 under the MSA with CFT, a direct recovery of SG&A.

Depreciation and amortization expense. Depreciation and amortization is as follows:

	For the Three Months Ended
	June 30,
	2011	2010
Depreciation expense included in Cost of sales	$310	$571
Depreciation and amortization expense included in Operating expenses	201	440
Total depreciation and amortization expense	$511	$1,011

Depreciation and amortization expense for the second quarter of 2011 was $511.  Depreciation and amortization expense for the second quarter of 2010 was $1,011, and included $570 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 depreciation and amortization related to the Flotation operating segment, depreciation and amortization increased $70, due primarily to depreciation expense on capital expenditures for operating equipment.

Net interest expense. Net interest expense for the second quarter of 2011 was $58 compared to $143 for the second quarter of 2010.  The decrease was caused primarily by an overall lower average debt balance in the second quarter of 2011, which caused a $49 reduction in net interest expense and by the absence of the Flotation operating segment in the second quarter of 2011, which caused a $36 reduction. Net interest expense for each period was generated by our outstanding bank debt, capital leases and subordinated debenture, and was offset by interest income on cash balances.

Equity in net loss of joint venture. Equity in net loss of joint venture for the second quarter of 2011 was $202 compared to $0 for the second quarter of 2010.  As previously mentioned, the CFT joint venture commenced operations January 1, 2011.

Modified EBITDA. Our management evaluates our performance based on a non-GAAP measure, which consists of earnings (net income or loss) available to common shareholders before cumulative effect of accounting change, net interest expense, income taxes, non-cash share-based compensation expense, equity in net loss of joint venture, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges (“Modified EBITDA”).  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

 The following is a reconciliation of net loss to Modified EBITDA for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended
	June 30,
	2011	2010
Net loss	$(46)	$(492)
Add back interest expense, net of interest income	58	143
Add back depreciation and amortization	511	1,011
Add back income tax expense	15	22
Add back share-based compensation	28	228
Add back equity in net loss of joint venture	202	-
Modified EBITDA	$768	$912

Modified EBITDA for the second quarter of 2011 was $768. Modified EBITDA for the second quarter of 2010 was $912, and included $942 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the amount related to the Flotation operating segment, Modified EBITDA increased $798 from the quarter ended June 30, 2010 to the quarter ended June 30, 2011, primarily as a result of decreased SG&A of $1,180, but was partially offset by decreased gross profit of $267.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues. Revenues for the six months ended June 30, 2011 were $13,378. Revenues for the six months ended June 30, 2010 were $15,826, and included $7,323 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 revenues related to the Flotation operating segment, revenues increased $4,875 from the six months ended June 30, 2010 to the six months ended June 30, 2011.  Revenues on a large buoyancy fabrication project that is projected to be completed in the third quarter of 2011 increased $3,966.  In addition, we recognized revenues of $995 in the first six months of 2011 related to an installation of a large subsea distribution system we performed offshore Gabon, West Africa, a project which we commenced in the fourth quarter of 2010 and completed in the second quarter of 2011.  We also recognized revenues of $900 on a large carousel fabrication project that is also expected to be completed in the third quarter of 2011.  There was a net decrease in revenues of $986 associated with other products and services, as the component projects had been completed in 2010.

 Gross Profit. Gross profit for the six months ended June 30, 2011 was $3,044, or 23 percent of revenues. Gross profit for the six months ended June 30, 2010 was $5,123, or 32 percent of revenues, and included $2,065 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the gross profit results of the Flotation operating segment, gross profit for the six months ended June 30, 2010 was $3,058, or 36 percent of revenues.  The slight decrease in gross profit of $14 was primarily caused by the marginal performance of one of our major fabrication projects.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2011 was $4,005, or 30 percent of revenues. SG&A for the six months ended June 30, 2010 was $6,977, or 44 percent of revenues, and included $1,737 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the $1,737 related to the Flotation operating segment, SG&A expense decreased $1,235 or 32 percentage-points from the six months ended June 30, 2010 to the six months ended June 30, 2011.

For the six months ended June 30, 2011, $389 in fees were earned under the MSA with CFT, a direct recovery of SG&A. We had $0 in acquisition expenses in the first six months of 2011, but the first six months of 2010 included $324 in expenses associated with the acquisition of our 20 percent interest in CFT.  Share-based compensation decreased $294, and bad debt expense decreased $275 due to a favorable adjustment to our allowance for doubtful accounts.

Depreciation and amortization expense. Depreciation and amortization is as follows:

	For the Six Months Ended
	June 30,
	2011	2010
Depreciation expense included in Cost of sales	$591	$1,107
Depreciation and amortization expense included in Operating expenses	367	882
Total depreciation and amortization expense	$958	$1,989

Depreciation and amortization expense for the first six months of 2011 was $958.  Depreciation and amortization expense for the first six months of 2010 was $1,989, and included $1,100 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 depreciation and amortization related to the Flotation operating segment, depreciation and amortization increased $69 due primarily to depreciation expense on capital expenditures for operating equipment.

Net interest expense. Net interest expense for the six months ended June 30, 2011 was $148 compared to $274 for the six months ended June 30, 2010.  The decrease was caused primarily by the absence of the Flotation operating segment in the six months ended June 30, 2011, which caused a $70 reduction in net interest expense and by an overall lower average debt balance in the six months ended June 30, 2011, which caused a $56 reduction. Net interest expense for each period was generated by our outstanding bank debt, capital leases and subordinated debenture, and was offset by interest income on cash balances.

Equity in net loss of joint venture. Equity in net loss of joint venture for the six months ended June 30, 2011 was $316 compared to $0 for the six months ended June 30, 2010.  As previously mentioned, the CFT joint venture commenced operations January 1, 2011.

Modified EBITDA. Our management evaluates our performance based on a non-GAAP measure, which consists of earnings (net income or loss) available to common shareholders before cumulative effect of accounting change, net interest expense, income taxes, non-cash share-based compensation expense, equity in net loss of joint venture, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges (“Modified EBITDA”).  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying Unaudited Condensed Consolidated Statements of Operations.

We believe Modified EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, non-cash stock-based compensation expense, equity in net loss of joint venture, non-cash impairments, other non-cash items and one-time charges, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired; it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest) and asset base (primarily depreciation and amortization) and actions that do not affect liquidity (stock-based compensation expense, equity in net loss of joint venture) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such, are not a directly controllable period operating charge.

The following is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended
	June 30,
	2011	2010
Net loss	$(1,806)	$(2,998)
Add back interest expense, net of interest income	148	274
Add back depreciation and amortization	958	1,989
Add back income tax expense	30	39
Add back share-based compensation	159	453
Add back equity in net loss of joint venture	316	-
Modified EBITDA	$(195)	$(243)

Modified EBITDA for the six months ended June 30, 2011 was $(195). Modified EBITDA for the six months ended June 30, 2010 was $(243), and included $1,065 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the amount related to the Flotation operating segment, Modified EBITDA increased $1,113 from the six months ended June 30, 2010 to the six months ended June 30, 2011, primarily as a result of decreased SG&A of $1,235, but was partially offset by decreased gross profit of $14.

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

Most significant in this regard has been our debt facility we have maintained with Whitney.  Our loans outstanding under our existing credit agreement become due on April 15, 2012.  On June 9, 2011, we entered into an amendment to the debt facility with Whitney that provided us with a further single advance term loan in the amount of $800 for the purpose of effecting a purchase of 8,350 shares of our outstanding common stock.  The amount of this further term loan is also scheduled to become due on April 15, 2012.  See Note 11, “Long-Term Debt,” in the notes to unaudited condensed consolidated financial statements for information regarding outstanding amounts under our debt facility and particular terms applicable to such indebtedness.

We will need to raise additional debt or equity capital or renegotiate the existing debt prior to April 15, 2012.  However, we cannot provide any assurance that any financing will be available to us on acceptable terms or at all.  If we are unable to raise additional capital, this would have a material adverse impact on our business or would raise substantial doubt about our ability to continue as a going concern.

Although the factors described above create uncertainty, if our planned financial results are achieved, we believe that we will have adequate liquidity to meet our future operating requirements, and we believe we will be able to raise additional capital or renegotiate our existing debt.

Cash Flows from Operating Activities

During the six months ended June 30, 2011, net cash used in operating activities was $1,239 and consisted primarily of our net loss of $1,806, partially offset by net adjustments for working capital accounts and non-cash items providing cash of $567.  During the six months ended June 30, 2010, net cash provided by operating activities was $1,565.  Although our net loss used cash of $2,998 (including $104 related to the Flotation operating segment), net adjustments for working capital accounts and non-cash items provided cash of $4,563 (including $1,053 related to the Flotation operating segment).

Cash Flows from Investing Activities

During the six months ended June 30, 2011, net cash used in investing activities was $1,103, which was primarily the result of $1,093 used for the purchase of property, plant and equipment.  During the six months ended June 30, 2010, net cash used in investing activities was $1,470, which was primarily the result of $1,145 used for the purchase of property, plant and equipment (including $475 related to the Flotation operating segment) and $201 paid for capitalized software.

Cash Flows from Financing Activities

During the six months ended June 30, 2011, net cash used in financing activities was $625, which consisted primarily of $818 paid for the purchase of 8,350 shares of the Company’s common stock and $605 in principal payments on long-term debt, partially offset by the receipt of $800 in bank term loan proceeds used under our credit facility to finance the stock purchase transaction.  During the six months ended June 30, 2010, net cash provided by financing activities was $112, which consisted primarily of proceeds from the private sale of common stock of $501, offset by $389 in principal payments on long-term debt (including $46 related to the Flotation operating segment).

Critical Accounting Policy Updates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs and estimated earnings incurred in excess of billings on uncompleted contracts, inventory, impairments of long-lived assets, including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, billings in excess of costs and estimated earnings on uncompleted contracts, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the beginning of the fiscal quarter ended June 30, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  However, based on the strengthened controls implemented during the quarter as detailed below, we believe that our disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2011.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraudulent acts. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Internal Control Over Financial Reporting.  Management identified the following material weaknesses at the beginning of the fiscal quarter ended June 30, 2011:

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

Changes in Internal Control Over Financial Reporting.   Management has implemented the following changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
Management has implemented processes to strengthen management review controls surrounding revenue recognition to provide reasonable assurance that revenue was recorded in accordance with GAAP, and has implemented enhanced controls, including review by operating and finance management of all estimates-to-complete for percentage-of-completion contracts.

For the following specific reasons, we believe we have successfully remediated these material weaknesses as of June 30, 2011:

o
Approximately 90% of the third-party cost of the contract which gave rise to the material weakness finding was to be incurred by our Flotation subsidiary under an intercompany contract with Deep Down Delaware. Flotation’s rights and obligations under this intercompany contract were contributed to Flotation Tech, LLC, a subsidiary of Cuming Flotation Technologies, LLC, a joint venture in which we acquired a 20 percent interest on December 31, 2010. As a result of the contribution of the intercompany contract, our expense for this portion of the third-party contract became fixed in amount and no longer required us to prepare estimates-to-complete.  Our current contracts requiring percentage-of-completion accounting are less complex, as they are lower in value and significantly shorter in duration.

o	Our Chief Executive Officer and our Chief Financial Officer participated extensively in percentage-of-completion estimate-to-complete reviews during the second quarter of 2011.

o
In the first quarter of 2011, we added a very experienced full-time Corporate Controller who also participated extensively in percentage-of-completion estimate-to-complete reviews during the second quarter of 2011.

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   Recent Sales of Unregistered Securities.

On August 9, 2011, but effective as of June 8, 2011, our board of directors approved our grant of a total of 8,000,000 shares of non-vested stock to certain key employees and options to additionally purchase 8,000,000 shares of our common stock for an exercise price of $0.09 per share.  These grants were made generally under our 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan and were exempted from registration generally under Section 4(2) of the Securities Act of 1933, as amended.  The Company did not receive any consideration at the time of grant of such non-vested shares or options.  The shares of non-vested stock are scheduled to vest in one-third portions over a three-year period, but the vesting is also subject to certain performance criteria established for the recipients of such awards.  The options are likewise scheduled to vest for purposes of exercise in one-third portions over a three-year period.  Upon vesting, the recipients of such options can exercise such options by paying or surrendering shares with a fair market value equal to the exercise price per share for each share of underlying common stock.

(c)   Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2011 (4/1-4/30)	--	--	--	--
May 2011 (5/1-5/31)	--	--	--	--
June 2011 (6/1-6/30)1	8,350,000	$0.10	--	--
Total	8,350,000	$0.10	--	--

1 On June 9, 2011, the Company entered into a Stock Repurchase Agreement with Whitney Bank (successor to Whitney National Bank) in conjunction with the Third Amendment to Amended and Restated Credit Agreement.  Under the Third Amendment, Whitney agreed to extend credit to Deep Down in the form of a single advance term loan that Deep Down used to purchase 8,350,000 shares of the Company’s outstanding common stock from Whitney.  The aggregate purchase price for such shares was $818,300 (equating to a per share amount 7% below the 30-day weighted average closing price of the Company’s common stock on the over-the-counter market prior to such purchase date).

ITEM 5.  OTHER INFORMATION

On August 9, 2011, but effective as of June 8, 2011, our board of directors approved our grant of a total of 8,000,000 shares of non-vested stock to certain key employees and options to additionally purchase 8,000,000 shares of our common stock for an exercise price of $0.09 per share.  These grants were made generally under our 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.  Generally, the non-vested shares issued as part of such grant are scheduled to vest in one-third portions over a three-year period, but the vesting is also subject to certain performance criteria established for the recipients of such awards.  The options issued as part of such grant are likewise scheduled to vest for purposes of exercise in one-third portions over a three-year period.  Upon vesting, the recipients of such options can exercise such options by paying or surrendering shares with a fair market value equal to the exercise price per share for each share of underlying common stock.

Our named executive officers for 2011, Messrs. Ronald E. Smith, Eugene L. Butler and Michael J. Newbury, each received non-vested shares and options as part of such grant.  Their respective amounts of shares of common stock received as part of such grant are reflected in the following table.

Named Executive Officer	Non-Vested Shares	Options to Acquire Common Stock
Ronald E. Smith	2,500,000	2,500,000
Eugene L. Butler	2,500,000	2,500,000
Michael J. Newbury	1,000,000	1,000,000

As noted above, the options are time-vesting and the main condition to the recipient’s right to exercise such options upon vesting is that the employee remain employed with us or our subsidiaries.  However, the recipient is entitled to exercise options that have vested for a limited period of time (usually 30 days) upon a termination of such employee’s employment for certain reasons, such as a termination without “cause” or the death or disability of such employee.

With regard to the shares of non-vested stock, for the employee to receive the benefit of such granted shares the employee generally must remain employed with us or our subsidiaries at the time of vesting.  Additionally, our board of directors has specified certain performance criteria that a conditions to the vesting of such shares.

The following table sets forth the vesting schedule and period and measure underlying the performance awards of non-vested stock to be made to named executive officers:

Vesting	Period	Measure (EBITDA)
First Anniversary	Four (4) quarters starting April 1, 2011 through March 31, 2012	4,000,000
Second Anniversary	Four (4) quarters starting April 1, 2012 through March 31, 2013	4,500,000
Third Anniversary	Four (4) quarters starting April 1, 2013 through March 31, 2014	5,000,000

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

10.1
Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 15, 2011).

10.2	Stock Repurchase Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).

10.3	Acquisition Term Note, dated as of June 9, 2011, made by Deep Down, Inc. to the order of Whitney Bank (incorporated by reference from Exhibit 10.3 to our Form 8-K filed on June 15, 2011).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
________________
* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President and Chief Executive Officer	August 12, 2011
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer	August 12, 2011
Eugene L. Butler	(Principal Financial Officer)

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

10.1
Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 15, 2011).

10.2	Stock Repurchase Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).

10.3	Acquisition Term Note, dated as of June 9, 2011, made by Deep Down, Inc. to the order of Whitney Bank (incorporated by reference from Exhibit 10.3 to our Form 8-K filed on June 15, 2011).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32.2*	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

________________
* Filed or furnished herewith.