Form 10-Q
period 2011-09-30
Deep Down, Inc.
filed 2011-11-10
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At November 7, 2011, there were 205,623,732 shares outstanding of Common Stock, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer collectively to Deep Down, Inc., a Nevada corporation (“Deep Down”), and its wholly-owned subsidiaries.

Deep Down is the parent company to the following wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Mako Technologies, LLC, a Nevada limited liability company (“Mako”), since its acquisition effective December 1, 2007; Flotation Technologies, Inc., a Maine corporation (“Flotation”), since its acquisition effective May 1, 2008; and Deep Down International Holdings, LLC, a Nevada limited liability company (“DDIH”), since its formation in February 2009. Effective December 31, 2010, we engaged in a transaction in which all of the operating assets and substantially all of the liabilities of Flotation were contributed, along with other contributions we made, to a joint venture entity named Cuming Flotation Technologies, LLC (“CFT”), in return for a 20 percent common unit ownership interest in CFT. For a more detailed explanation of this transaction, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on April 15, 2011 and to our Current Report on Form 8-K, filed with the SEC on October 14, 2011.  This transaction impacts the presentation of our financial condition and results of operations because it means that the operations of Flotation are no longer included in such presentation for periods beginning January 1, 2011, except on the basis of our 20 percent common unit ownership interest in CFT.  However, the operations of Flotation will continue to be fully included in our presentation of historical information for periods ended December 31, 2010 and prior (since the acquisition of Flotation in 2008).

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

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowncorp.com) as soon as reasonably practicable after we have electronically filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Report.

ii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iii

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value amounts)	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,581	$3,730
Accounts receivable, net of allowance of $15 and $245, respectively	5,152	5,518
Inventory	267	223
Costs and estimated earnings in excess of billings on uncompleted contracts	158	-
Prepaid expenses and other current assets	424	267
Total current assets	8,582	9,738
Property, plant and equipment, net	12,341	11,676
Investment in joint venture	2,706	3,146
Intangibles, net	2,605	2,908
Goodwill	4,916	4,916
Other assets	1,301	1,240
Total assets	$32,451	$33,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,493	$5,719
Billings in excess of costs and estimated earnings on uncompleted contracts	1,578	446
Deferred revenues	280	315
Current portion of long-term debt	3,250	1,609
Total current liabilities	10,601	8,089
Long-term debt, net	419	2,443
Total liabilities	11,020	10,532

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 490,000 shares authorized, 206,033 and 207,399 shares issued and outstanding, respectively	206	207
Additional paid-in capital	63,290	63,751
Accumulated deficit	(42,065)	(40,866)
Total stockholders' equity	21,431	23,092
Total liabilities and stockholders' equity	$32,451	$33,624

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Revenues	$8,568	$10,410	$21,946	$26,236
Cost of sales:
Cost of sales	5,574	6,082	15,316	15,678
Depreciation expense	305	610	896	1,718
Total cost of sales	5,879	6,692	16,212	17,396
Gross profit	2,689	3,718	5,734	8,840
Operating expenses:
Selling, general and administrative	1,969	3,224	5,974	10,201
Depreciation and amortization	155	419	522	1,301
Goodwill impairment	-	4,513	-	4,513
Total operating expenses	2,124	8,156	6,496	16,015
Operating income (loss)	565	(4,438)	(762)	(7,175)
Other income (expense):
Interest expense, net	(84)	(124)	(232)	(397)
Equity in net loss of joint venture	(124)	-	(440)	-
Other, net	150	195	166	245
Total other income (expense)	(58)	71	(506)	(152)
Income (loss) before income taxes	507	(4,367)	(1,268)	(7,327)
Income tax benefit (expense)	99	(21)	69	(59)
Net income (loss)	$606	$(4,388)	$(1,199)	$(7,386)

Net income (loss) per share, basic and diluted	$0.00	$(0.02)	$(0.01)	$(0.04)
Weighted-average common shares outstanding, basic and diluted	206,033	196,039	206,358	188,902

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended
	September 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net loss	$(1,199)	$(7,386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	-	4,513
Equity in net loss of joint venture	440	-
Share-based compensation	358	614
Stock issued for services	-	14
Bad debt (credit) expense	(230)	72
Depreciation and amortization	1,418	3,019
Gain on disposal of property, plant and equipment	(38)	(190)
Changes in assets and liabilities:
Accounts receivable	596	2,308
Inventory	(44)	184
Costs and estimated earnings in excess of billings on uncompleted contracts	(158)	(620)
Prepaid expenses and other current assets	183	118
Other assets	1	(294)
Accounts payable and accrued liabilities	(567)	2,104
Deferred revenues	(35)	418
Billings in excess of costs and estimated earnings on uncompleted contracts	1,133	(170)
Net cash provided by operating activities	1,858	4,704

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,772)	(1,693)
Proceeds from sale of property, plant and equipment	55	251
Cash paid for patents	(18)	-
Investment in cost method securities	-	(25)
Cash paid for capitalized software	(65)	(245)
Repayments on (cash paid for) note receivable	14	(94)
Net cash used in investing activities	(1,786)	(1,806)

Cash flows from financing activities:
Funds used for purchase of our common stock	(818)	-
Proceeds from sale of common stock	-	501
Stock cancelled for payroll taxes	(2)	-
Proceeds from bank term loan	800	-
Repayments of long-term debt	(1,201)	(672)
Net cash used in financing activities	(1,221)	(171)
Change in cash and equivalents	(1,149)	2,727
Cash and cash equivalents, beginning of period	3,730	912
Cash and cash equivalents, end of period	$2,581	$3,639

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

Subsequent Events

We have evaluated subsequent events from October 1, 2011 through the date of this Report.  See Note 17, “Subsequent Events”, for a discussion of an event which occurred subsequent to September 30, 2011 which requires additional disclosure in this Report.

NOTE 2: RESTATEMENT OF 2010 FINANCIAL STATEMENTS

As discussed in our Form 10-Q/A for the quarterly period ended September 30, 2010, filed with the SEC on March 8, 2011, in conjunction with an internal review meeting of Flotation, our management reviewed the status of one of our long-term fixed price contracts (the “Contract”) that we entered into in November 2008 which was completed in the third quarter of 2011. As a result of this review, our management identified errors in the percentage-of-completion accounting model for revenue recognition pertaining to this Contract. On January 14, 2011, the Audit Committee of the Company’s Board of Directors concluded, based on recommendations from management, that, as a result of these errors, the Company’s unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010 should be restated. We filed the restated unaudited condensed consolidated financial statements on Form 10-Q/A for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010, on March 8, 2011.

On the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010, the revision caused Revenues and Gross profit to be reduced by $1,433, which resulted in a corresponding $1,433 increase to Operating loss, Loss before income taxes and Net loss.  There was a $0.01 increase in Net loss per share.  On the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010, the revision increased Net loss by $1,433 which was offset to Billings in excess of costs and estimated earnings on uncompleted contracts, for a net impact of $0 to Cash flows provided by operating activities.

On the Condensed Consolidated Statement of Operations for the three months ended September 30, 2010, the revision caused Revenues and Gross profit to be reduced by $1,023, which resulted in a corresponding $1,023 increase to Operating loss, Loss before income taxes and Net loss.  There was no impact to Net loss per share.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

On October 12, 2011, we received a cash distribution of $6,375 from Cuming Flotation Technologies, LLC, a Delaware limited liability company (“CFT”) in which we own a 20 percent common unit ownership interest.  See Note 7, “Investment in Joint Venture” and Note 17, “Subsequent Events”, for further information.  We believe the receipt of this cash distribution, in addition to cash we expect to generate from operations, should ensure that we will have adequate liquidity to meet our future operating requirements.

Historically, we have supplemented the financing of our capital requirements through a combination of debt and equity transactions.  Most significant in this regard has been the credit facility we have maintained with Whitney National Bank (“Whitney”). Our loans outstanding under our existing credit agreement with Whitney become due on April 15, 2012.  We intend to negotiate an extension of the due date of our loans with Whitney.  In the event that we are unsuccessful, we believe we will have sufficient liquidity to be able to repay these loans, plus accrued interest thereon, as scheduled on April 15, 2012, primarily as a result of the previously mentioned CFT distribution.

We had a working capital deficit of $2,019 at September 30, 2011.  However, as previously discussed, we believe we will have adequate liquidity to meet our future operating requirements.

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 requires step two of the goodwill impairment test to be performed when the carrying value of an operating segment is zero or negative, if it is more likely than not that a goodwill impairment exists. The requirements of this update are effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this new guidance to have an impact on its financial position, cash flows or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which amends the guidance in ASC 350-20, “Intangibles — Goodwill and Other – Goodwill”. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 in the third quarter of 2011 with no material impact on its financial position, cash flows or results of operations.

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

Our financial instruments consist primarily of cash and cash equivalents, trade receivables and payables, and debt instruments.  The carrying values approximate their fair values due to the short-term maturities of these instruments.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 6: BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND DEFERRED REVENUES

The components of billings in excess of costs and estimated earnings on uncompleted contracts are summarized below:

	September 30, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$1,624	$5,356
Estimated earnings on uncompleted contracts	1,146	132
	2,770	5,488
Less: Billings to date on uncompleted contracts	(4,190)	(5,934)
	$(1,420)	$(446)

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$158	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,578)	(446)
	$(1,420)	$(446)

At September 30, 2011, the asset balance of $158 was related to a large umbilical carousel fabrication contract that was completed during the fourth quarter of 2011. The balance in billings in excess of costs and estimated earnings on uncompleted contracts at September 30, 2011 and December 31, 2010 was $1,578 and $446, respectively, and consisted of significant milestone billings.  The December 31, 2010 balance of $446 related to a large drilling riser buoyancy module fabrication project which was completed in the third quarter of 2011. The September 30, 2011 balance of $1,578 related primarily to a large umbilical carousel fabrication project which is scheduled to be completed in the first quarter of 2012.

At September 30, 2011 and December 31, 2010, we reported deferred revenue balances of $280 and $315, respectively. These balances represent prepayments for which work has not yet been performed. We expect to recognize the deferred revenue at September 30, 2011 during the remainder of fiscal year 2011 and during fiscal year 2012.

NOTE 7: INVESTMENT IN JOINT VENTURE

On December 31, 2010, the Company and its wholly-owned subsidiary, Flotation, entered into a Contribution Agreement by and among us, Flotation, CFT, and Flotation Investor, LLC, a Delaware limited liability company (“Holdings”), pursuant to which Flotation contributed all of its operating assets to CFT in exchange for common units of CFT and the assumption by CFT of all liabilities of Flotation (other than an intercompany corporate overhead payable from Flotation to Deep Down).  Pursuant to the Contribution Agreement, we also contributed to CFT $1,400 in cash and all of our rights and obligations under that certain Stock Purchase Agreement, dated May 3, 2010, as amended (the “Cuming SPA”), by and among the Company, Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming, in exchange for common units of CFT.  Concurrently with the closing of the transactions described above, CFT contributed the assets and liabilities it acquired from Flotation to Flotation Tech, LLC, a Delaware limited liability company and a wholly-owned subsidiary of CFT.

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

In accordance with the Contribution Agreement, Flotation contributed its rights and obligations under an intercompany fabrication contract with Deep Down Delaware to CFT’s operating subsidiary, Flotation Tech, LLC.  As a result, for the nine months ended September 30, 2011, Deep Down Delaware recognized sub-contract expense to Flotation Tech, LLC of $5,651.

Concurrent with the closing of the joint venture transaction on December 31, 2010, we entered into a Management Services Agreement (the “MSA”) with CFT, to be effective January 1, 2011, pursuant to which we provide CFT the services of certain officers and management personnel at a fixed price equal to the cost of services to the Company.  The structure of the MSA pricing protects the equity partners from economic variability resulting in CFT being a variable interest entity.  The Company does not have the power to direct the activities of CFT that most significantly impact CFT’s economic performance and is not the primary beneficiary of CFT.  The MSA was amended effective March 1, 2011 to, among other things, alter the minimum monthly fee we are paid by CFT (due partly to a change in the staffing levels for services and personnel we provide to CFT).  During the nine months ended September 30, 2011, we earned $498 in fees under the MSA.

Also concurrent with the closing of the joint venture transaction on December 31, 2010, we entered into a Sales and Services Agreement (the “SSA”) with CFT, to be effective January 1, 2011, pursuant to which we have been given first right to provide goods and services being procured by CFT.  During the nine months ended September 30, 2011, we provided $20 in goods and services under the SSA.

See Note 17, “Subsequent Events”, for further information.

The components of our Investment in joint venture are summarized below:

Contribution to CFT	$3,400
Equity in net loss of CFT for the year ended December 31, 2010	(254)
Investment in joint venture, December 31, 2010	3,146
Equity in net loss of CFT for the nine months ended September 30, 2011	(440)
Investment in joint venture, September 30, 2011	$2,706

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Summary joint venture financial data is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$27,108	$-	$84,631	$-

Gross profit	$3,794	$-	$17,823	$-

Net loss	$621	$-	$2,201	$-

NOTE 8: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	September 30, 2011	December 31, 2010	Asset Lives
Land	$1,492	$1,492	-
Buildings and improvements	1,540	1,540	7 - 36 years
Leasehold improvements	221	221	2 - 5 years
Equipment	12,763	9,709	2 - 15 years
Furniture, computers and office equipment	940	930	2 - 8 years
Construction in progress	254	1,605	-
Total property, plant and equipment	17,210	15,497
Less: Accumulated depreciation	(4,869)	(3,821)
Property, plant and equipment, net	$12,341	$11,676

NOTE 9: INTANGIBLE ASSETS

Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.  Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Estimated intangible asset values, net of accumulated amortization, include the following:

	September 30, 2011				December 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	6 Years	$2,845	$(1,355)	$1,490	$2,845	$(1,092)	$1,753
Non-compete covenants	5 Years	239	(207)	$32	455	(415)	40
Trademarks and other	17 - 25 Years	1,254	(171)	$1,083	1,247	(132)	1,115
Total		$4,338	$(1,733)	$2,605	$4,547	$(1,639)	$2,908

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 10: LONG-TERM DEBT

The components of long-term debt are summarized below:

	September 30, 2011	December 31, 2010
Secured credit agreement - Whitney Bank	$2,786	$2,917
6% Subordinated debenture	330	500
Capital lease obligations	553	635
Total debt	3,669	4,052
Less: Current portion of long-term debt	(3,250)	(1,609)
Long-term debt, net of current portion	$419	$2,443

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

On April 14, 2011, we further amended the amended and restated credit agreement to extend the maturity dates of the indebtedness thereunder from April 15, 2011 to April 15, 2012.  Under such extensions, we expect the final payments of the December 2008 and April 2010 term loans to be made on January 2, 2012 and February 1, 2012, respectively.  Under the terms of the extension, the May 2009 term loan will require a balloon payment of approximately $1,820 on April 15, 2012.

On June 9, 2011, we entered into the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”) with Whitney to extend further credit in the form of a single advance term loan in the amount of $800 for the purpose of effecting the purchase of 8,350 shares of the Company’s outstanding common stock. Once purchased, these shares were retired and removed from the number of shares outstanding. Outstanding principal of the additional term loan accrues interest at a rate of 6.5 percent per annum; the Company is obligated to make repayment in monthly installments of $65, plus the amount of accrued and unpaid interest beginning July 1, 2011.  This additional term loan is scheduled to mature on April 15, 2012 along with all of the indebtedness outstanding at such time under the amended and restated credit agreement. Under the Third Amendment, Whitney agreed to reduce the requirement of the tangible net worth covenant under the credit agreement to be $13,000 from a previous amount of $15,000.

As of September 30, 2011, the outstanding principal balances of the June 2011, April 2010, May 2009 and December 2008 term loans were $605, $170, $1,870 and $141, respectively.

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

•
Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

We had previously amended the terms of the amended and restated credit agreement on December 31, 2010 to obtain the lender’s consent concerning (i) our contribution of Flotation’s net assets to CFT; (ii) our issuance of shares to Holdings and (iii) our use of proceeds from such issuance of shares to make a further cash contribution to CFT.  This amendment allowed us to complete the acquisition of Cuming and to form CFT, to which we contributed all of the operating assets and liabilities (including the bank debt, but excluding one intercompany corporate overhead payable) of Flotation.  See Note 7, “Investment in Joint Venture”, for further information.

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

Other Debt

We have a subordinated debenture in the original outstanding principal amount of $500 that originated from the exchange of preferred stock in a prior year.  The subordinated debenture has a fixed interest rate of 6.0 percent per annum, and interest is required to be paid annually on March 31st.  The subordinated debenture matured on March 31, 2011 and we made the payment of accrued interest as required.  However, we agreed to terms for an extension of the maturity of the subordinated debenture to May 2012.  As of September 30, 2011, the principal balance of the subordinated debenture was $330.

NOTE 11: SHARE-BASED COMPENSATION

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Share-based compensation, and the corresponding income tax benefit related to the expense, is recognized as provided under the applicable authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite vesting periods based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. We expense all stock options on a straight-line basis, net of estimated forfeitures, over the requisite vesting periods.  Under the Plan, the total number of options permitted is 15 percent of issued and outstanding common shares. Based on the shares of common stock outstanding at September 30, 2011, there were approximately 13 options available for grant under the Plan as of that date.

Summary of Shares of Non-Vested Stock (also commonly referred to as restricted stock)

During the nine months ended September 30, 2011, we granted 8,000 shares of non-vested stock to management and certain key employees, par value $0.001 per share.  These non-vested shares were granted on June 8, 2011, and had a fair value grant price of $0.09 per share based on the closing price of Deep Down’s common stock on that day.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The vesting of these current year granted shares of non-vested stock is based upon two conditions. The first condition is performance-based, as the Company must achieve certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets in order for these granted shares to vest. The second condition is service-based. The restrictions on these shares of non-vested stock will lapse in one-third increments on each anniversary of the grant date, subject to achievement of both the performance-based and service-based conditions.

Management has determined that a 50 percent estimated forfeiture rate is appropriate for the service-based condition of this current year grant of non-vested stock. Management has also determined that it is probable that the first EBITDA target will be achieved by the Company. The share-based compensation associated with this current year grant of non-vested stock is $120, after a 50 percent reduction for estimated forfeitures. Based on management’s assumptions, a total of $40 of share-based compensation related to this current year grant of non-vested stock has been amortized in the nine months ended September 30, 2011.

We are amortizing the share-based compensation expense of all other prior year grants of non-vested stock using a 0 percent estimated forfeiture rate.  A total of $43 of share-based compensation related to all other previous grants has been amortized in nine months ended September 30, 2011.

During the nine months ended September 30, 2011, 1,000 shares of non-vested stock, previously granted to an executive in May 2010, par value $0.001 per share, were forfeited due to the resignation of the executive.

For the nine months ended September 30, 2011 and 2010, we recognized a total of $83 and $162, respectively, of share-based compensation expense related to all outstanding shares of non-vested stock, which is included in Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.  The unamortized portion of the estimated fair value of non-vested stock was $729 at September 30, 2011.

Summary of Stock Options

During the nine months ended September 30, 2011, we granted options to management and certain key employees to purchase 8,000 shares of our common stock. These options were granted on June 8, 2011 at a $0.09 per share exercise price, based on the closing price of Deep Down’s common stock on that day.  These options had a fair value grant date price of $0.06. We are amortizing the related share-based compensation of $336, after a 30 percent reduction for estimated forfeitures, over the three-year requisite service-based vesting period.  These options will vest in three equal annual tranches on the grant date anniversary. Based on management’s assumptions, a total of $37 of share-based compensation related to this current year grant of non-vested  options has been amortized in the nine months ended September 30, 2011.

We are amortizing the share-based compensation expense of all other prior year grants of non-vested options using a 30 percent estimated forfeiture rate.  A total of $238 of share-based compensation related to all other previous grants has been amortized in nine months ended September 30, 2011.

For the nine months ended September 30, 2011 and 2010, we recognized a total of $275 and $452, respectively, of share-based compensation expense related to all outstanding options, which is included in Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.  The unamortized portion of the estimated fair value of outstanding stock options was $734 at September 30, 2011.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 12: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at September 30, 2011 management has recorded a full deferred tax asset valuation allowance.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are involved in legal proceedings arising in the normal course of business. As of the date of this Report, we are not currently involved in any material actual or pending legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract and with associated vendors and sub-contractors.  In the event of a performance default, the creditor could demand payment from the issuing bank for the amount of the LC. During the year ended December 31, 2009, we used the credit agreement with Whitney to issue an irrevocable transferable standby LC in the amount of $1,107.  This LC was issued with a commission rate of 2.4 percent per annum and expired on August 31, 2011.  This LC was renewed on September 1, 2011 in the amount of $1,107, but should have been issued in the amount of $592.  We are working with Whitney to obtain resolution to this issue.  Additionally, a new LC in the amount of $470 was issued to a customer in the ordinary course of business on October 19, 2011 for a period of 92 days at a commission rate of 1.5 percent per annum.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE 14: EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents (warrants, stock awards and stock options) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. There were no potentially dilutive securities for the nine months ended September 30, 2011 and 2010 that were included in the computation of diluted earnings per share because their effect would have been anti-dilutive or the exercise price for the outstanding warrants and options exceeded the average market price for our common stock.

NOTE 15: SEGMENT INFORMATION

For the nine months ended September 30, 2010, our operating segments, Deep Down Delaware, Mako and Flotation were aggregated into a single reporting segment (“Services”). Effective December 31, 2010 we contributed all of Flotation’s operating assets and liabilities (except for one intercompany corporate overhead payable), along with other contributions we made, to CFT, in return for a 20 percent common unit ownership interest in CFT.  As a result of this transaction, for the nine months ended September 30, 2011, our Services reporting segment excludes those contributed operations of Flotation.  Additionally, effective January 1, 2011, CFT is considered a separate reporting segment.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Summary financial data by segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Services	$8,568	$10,410	$21,946	$26,236

Gross profit
Services	$2,689	$3,718	$5,734	$8,840

Income (loss) before income taxes
Services	$570	$(4,209)	$(628)	$(6,893)
Corporate, net (1)	61	(158)	(200)	(434)
CFT	(124)	-	(440)	-
	$507	$(4,367)	$(1,268)	$(7,327)

(1) The Corporate segment includes expenses associated with the Company’s corporate office, all of the Company’s acquisition-related costs, professional fees, specifically audit and legal fees, and all share-based compensation, net of allocations to the operating segments.

NOTE 16: STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of common stock outstanding is as follows:

Balance, December 31, 2010	207,399

Non-vested shares forfeited and retired, January 24, 2011	(1,000)

Shares surrendered for payroll taxes and retired, May 18, 2011	(16)

Non-vested shares granted, June 8, 2011	8,000

Shares purchased and retired, June 9, 2011	(8,350)

Balance, September 30, 2011	206,033

NOTE 17: SUBSEQUENT EVENTS

On October 7, 2011, CFT executed that certain Stock Purchase Agreement (the “Purchase Agreement”), by and between CFT and a Houston-based company (“Buyer”)  pursuant to which Buyer agreed to purchase from CFT (i) all of the issued and outstanding shares of capital stock of Cuming, (ii) the shares of 230 Bodwell Corporation, a Massachusetts corporation and subsidiary of Cuming, and (iii) certain assets that, immediately prior to closing, were acquired by Cuming, for a purchase price of $60,000 (less certain debt and subject to purchase price adjustment for working capital and potential earn-out payments).  Deep Down will receive 20 percent of the common equity proceeds (including earn-out payments) from the sale and will be subject to 20 percent of any indemnity obligations over the indemnity escrow amount (5 percent) pursuant to the Purchase Agreement.  Such indemnity obligation will be capped at the amount of proceeds Deep Down receives pursuant to that certain Indemnification and Contribution Agreement dated October 7, 2011.   Deep Down’s proceeds received from the sale were $6,375, which does not include any potential earn-out payments.  The proceeds of $6,375 were comprised of a $3,400 return of capital to Deep Down and Flotation and a $2,975 distribution of Deep Down and Flotation’s share of the profit on the sale.  These amounts do not include incremental proceeds anticipated from the return of escrow or future earn-out payments.  In conjunction with the foregoing, our SSA with CFT was terminated effective October 7, 2011.

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

General

We are an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, buoyancy products and services, remotely operated vehicles (“ROVs”) and toolings. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Our primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

In Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all dollar and share amounts are in thousands of dollars and shares, unless otherwise indicated.

Industry and Executive Outlook

Effective May 30, 2010, the United States Department of the Interior (the “DOI”) ordered a moratorium on all deepwater drilling on the Outer Continental Shelf in response to the April 20, 2010, Deepwater Horizon incident (the “GOM Incident”).  Although this moratorium was lifted by the DOI on October 12, 2010, the impact of the GOM Incident on our operations and severity of the industry downturn cannot be predicted with certainty. The timing of market recovery will depend upon several additional factors outside of our control, including the securing of permits, among other required approvals, necessary prior to commencement of deepwater operations in the GOM. Recently, several of our customers have received drilling permits. Our operations in the GOM began to improve in the third quarter of 2011 and we expect continued improvement during the remainder of 2011 and into 2012.

Although the financial markets, which are critical to the funding of major offshore and deepwater projects, have displayed signs of instability, we continue to see an increase in our multi-national bidding activity.  Our operations continue to benefit from increased demand for our products and services.

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

Recent Events

On October 7, 2011, CFT executed that certain Stock Purchase Agreement (the “Purchase Agreement”), by and between CFT and a Houston-based company (“Buyer”)  pursuant to which Buyer agreed to purchase from CFT (i) all of the issued and outstanding shares of capital stock of Cuming, (ii) the shares of 230 Bodwell Corporation, a Massachusetts corporation and subsidiary of Cuming, and (iii) certain assets that, immediately prior to closing, were acquired by Cuming, for a purchase price of $60,000 (less certain debt and subject to purchase price adjustment for working capital and potential earn-out payments).  Deep Down will receive 20 percent of the common equity proceeds (including earn-out payments) from the sale and will be subject to 20 percent of any indemnity obligations over the indemnity escrow amount (5 percent) pursuant to the Purchase Agreement.  Such indemnity obligation will be capped at the amount of proceeds Deep Down receives pursuant to that certain Indemnification and Contribution Agreement dated October 7, 2011.   Deep Down’s proceeds received from the sale were $6,375, which does not include any potential earn-out payments.  The proceeds of $6,375 were comprised of a $3,400 return of capital to Deep Down and Flotation and a $2,975 distribution of Deep Down and Flotation’s share of the profit on the sale.  These sums do not include incremental proceeds anticipated from the return of escrow or future earn-out payments.  In conjunction with the foregoing, our Sales and Services Agreement with CFT was terminated effective October 7, 2011.

On September 30, 2011, the Company announced the award of two Loose Steel tube Flying Lead (“LSFL”) orders worth in excess of $3,000.  A total of twenty-seven LSFL’s and ancillary equipment will be delivered in the first half of 2012 for deployment off the coasts of Northwest Australia and Ghana, West Africa.

Segments

See Note 15, “Segment Information”, for information related to segment reporting.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues. Revenues for the third quarter of 2011 were $8,568. Revenues for the third quarter of 2010 were $10,410, and included $2,787 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 revenues related to the Flotation operating segment, revenues increased $945 from the quarter ended September 30, 2010 to the quarter ended September 30, 2011. In the third quarter of 2011, we recognized revenues of $1,688 on a large umbilical carousel fabrication project that was completed in the fourth quarter of 2011.  We also recognized increased revenues of $1,490 on a large drilling riser buoyancy module fabrication project that was completed in the third quarter of 2011. There was a net decrease in revenues of $2,233 associated with other products and services, primarily because the component projects were completed prior to the commencement of the third quarter of 2011.

Gross Profit. Gross profit for the third quarter of 2011 was $2,689, or 31 percent of revenues. Gross profit for the third quarter of 2010 was $3,718 or 36 percent of revenues, and included $818 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 gross profit related to the  Flotation operating segment, gross profit for the third quarter of 2010 was $2,900, or 38 percent of revenues. The decrease in gross profit of $211, or seven percentage points, was primarily the result of the marginal performance of one of our major fabrication projects.

Selling, general and administrative expenses. Selling, general and administrative expense (“SG&A”) for the third quarter of 2011 was $1,969, or 23 percent of revenues. SG&A for the third quarter of 2010 was $3,224, or 31 percent of revenues, and included $764 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 SG&A related to the Flotation operating segment, SG&A decreased $491, or nine percentage points, from the quarter ended September 30, 2010 to the quarter ended September 30, 2011.

For the third quarter of 2011, approximately $299 in SG&A savings was realized as a result of our cost containment program. We earned $108 in fees in the third quarter of 2011 under the MSA with CFT, a direct recovery of SG&A.  We had $0 in acquisition expenses in the third quarter of 2011, whereas the third quarter of 2010 included $84 in expenses associated with the acquisition of our 20 percent interest in CFT.

Depreciation and amortization expense. Depreciation and amortization is as follows:

	For the Three Months Ended
	September 30,
	2011	2010
Depreciation expense included in Cost of sales	$305	$610
Depreciation and amortization expense included in Operating expenses	155	419
Total depreciation and amortization expense	$460	$1,029

Depreciation and amortization expense for the third quarter of 2011 was $460.  Depreciation and amortization expense for the third quarter of 2010 was $1,029, and included $590 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 depreciation and amortization related to the Flotation operating segment, depreciation and amortization increased $21, due primarily to depreciation expense on capital expenditures for operating equipment.

Net interest expense. Net interest expense for the third quarter of 2011 was $84. Net interest expense for the third quarter of 2010 was $124, and included $38 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 net interest expense related to the Flotation operating segment, net interest expense decreased $2.  Net interest expense for each period was generated by our outstanding bank debt, capital leases and subordinated debenture, and was offset by interest income on cash balances.

Equity in net loss of joint venture. Equity in net loss of joint venture for the third quarter of 2011 was $124 compared to $0 for the third quarter of 2010.  As previously mentioned, the CFT joint venture commenced operations January 1, 2011.

Goodwill impairment. During the quarter ended September 30, 2010, we recognized a goodwill impairment of $4,513 related to the Flotation and Mako reporting units.

Modified EBITDA. Our management evaluates our performance based on a non-GAAP measure, which consists of earnings (net income or loss) available to common shareholders before net interest expense, income taxes, non-cash share-based compensation expense, equity in net income or loss of joint venture, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges (“Modified EBITDA”).  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying Unaudited Condensed Consolidated Statements of Operations.

We believe Modified EBITDA is useful to investors in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as net interest expense, income taxes, non-cash share-based compensation expense, equity in net income or loss of joint venture, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest); asset base (primarily depreciation and amortization); actions that do not affect liquidity (share-based compensation expense, equity in net income or loss of joint venture) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net income (loss) to Modified EBITDA for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended
	September 30,
	2011	2010
Net income (loss)	$606	$(4,388)
Add back interest expense, net of interest income	84	124
Add back depreciation and amortization	460	1,029
(Deduct) add back income tax (benefit) expense	(99)	21
Add back equity in net loss of joint venture	124	-
Add back share-based compensation	198	160
Add back goodwill impairment	-	4,513
Modified EBITDA	$1,373	$1,459

Modified EBITDA for the third quarter of 2011 was $1,373. Modified EBITDA for the third quarter of 2010 was $1,459, and included $376 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 Modified EBITDA related to the Flotation operating segment, Modified EBITDA increased $290 from the quarter ended September 30, 2010 to the quarter ended September 30, 2011, primarily as a result of decreased SG&A of $491, but was partially offset by decreased gross profit of $211.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues. Revenues for the nine months ended September 30, 2011 were $21,946. Revenues for the nine months ended September 30, 2010 were $26,236, and included $10,110 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 revenues related to the Flotation operating segment, revenues increased $5,820 from the nine months ended September 30, 2010 compared to the nine months ended September 30, 2011. We recognized increased revenues of $5,494 on a large drilling riser buoyancy module fabrication project that was completed in the third quarter of 2011. In the nine months ended September 30, 2011, we also recognized revenues of $2,588 on a large umbilical carousel fabrication project that was completed in the fourth quarter of 2011. There was a net decrease in revenues of $2,262 associated with other products and services, primarily because the component projects were completed in 2010.

Gross Profit. Gross profit for the nine months ended September 30, 2011 was $5,734, or 26 percent of revenues. Gross profit for the nine months ended September 30, 2010 was $8,840, or 34 percent of revenues, and included $2,883 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 gross profit related to the Flotation operating segment, gross profit for the nine months ended September 30, 2010 was $5,957, or 37 percent of revenues.  The decrease in gross profit of $223, or eleven percentage points, was primarily the result of the marginal performance of one of our major fabrication projects.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2011 was $5,974, or 27 percent of revenues. SG&A for the nine months ended September 30, 2010 was $10,201, or 39 percent of revenues, and included $2,501 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 SG&A related to the Flotation operating segment, SG&A decreased $1,726, or 21 percentage points, from the nine months ended September 30, 2010 to the nine months ended September 30, 2011.

For the nine months ended September 30, 2011, approximately $269 in SG&A savings was realized as a result of our cost containment program. We earned $498 in fees under the MSA with CFT, a direct recovery of SG&A. We had $0 in acquisition expenses in the first nine months of 2011, whereas the first nine months of 2010 included $408 in expenses associated with the acquisition of our 20 percent interest in CFT.  Bad debt expense decreased $295 due to a favorable adjustment to our allowance for doubtful accounts, and share-based compensation decreased $256 due to vestings and forfeitures.

Depreciation and amortization expense. Depreciation and amortization is as follows:

	For the Nine Months Ended
	September 30,
	2011	2010
Depreciation expense included in Cost of sales	$896	$1,718
Depreciation and amortization expense included in Operating expenses	522	1,301
Total depreciation and amortization expense	$1,418	$3,019

Depreciation and amortization expense for the nine months ended September 30, 2011 was $1,418.  Depreciation and amortization expense for the nine months ended September 30, 2010 was $3,019, and included $1,690 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 depreciation and amortization related to the Flotation operating segment, depreciation and amortization increased $89 due primarily to depreciation expense on capital expenditures for operating equipment.

Net interest expense. Net interest expense for the nine months ended September 30, 2011 was $232. Net interest expense for the nine months ended September 30, 2010 was $397, and included $107 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 net interest expense related to the Flotation operating segment, net interest expense decreased $58.  Net interest expense for each period was generated by our outstanding bank debt, capital leases and subordinated debenture, and was offset by interest income on cash balances.

Equity in net loss of joint venture. Equity in net loss of joint venture for the nine months ended September 30, 2011 was $440 compared to $0 for the nine months ended September 30, 2010.  As previously mentioned, the CFT joint venture commenced operations January 1, 2011.

Goodwill impairment. During the nine months ended September 30, 2010, we recognized a goodwill impairment of  $4,513 related to the Flotation and Mako reporting units.

Modified EBITDA. Our management evaluates our performance based on a non-GAAP measure, which consists of earnings (net income or loss) available to common shareholders before net interest expense, income taxes, non-cash share-based compensation expense, equity in net income or loss of joint venture, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges (“Modified EBITDA”).  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying Unaudited Condensed Consolidated Statements of Operations.

We believe Modified EBITDA is useful to investors in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as net interest expense, income taxes, non-cash share-based compensation expense, equity in net income or loss of joint venture, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest); asset base (primarily depreciation and amortization); actions that do not affect liquidity (share-based compensation expense, equity in net income or loss of joint venture) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended
	September 30,
	2011	2010
Net loss	$(1,199)	$(7,386)
Add back interest expense, net of interest income	232	397
Add back depreciation and amortization	1,418	3,019
(Deduct) add back income tax (benefit) expense	(69)	59
Add back equity in net loss of joint venture	440	-
Add back share-based compensation	358	614
Add back goodwill impairment	-	4,513
Modified EBITDA	$1,180	$1,216

Modified EBITDA for the nine months ended September 30, 2011 was $1,180. Modified EBITDA for the nine months ended September 30, 2010 was $1,216, and included $1,320 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 amount related to the Flotation operating segment, Modified EBITDA increased $1,284 from the nine months ended September 30, 2010 compared to the nine months ended September 30, 2011, primarily as a result of decreased SG&A of $1,726, but was partially offset by decreased gross profit of $223.

Liquidity and Capital Resources

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

On October 12, 2011, we received a cash distribution of $6,375 from Cuming Flotation Technologies, LLC, a Delaware limited liability company (“CFT”) in which we own a 20 percent common unit ownership interest.  See Note 7, “Investment in Joint Venture” and Note 17, “Subsequent Events” for further information.  We believe the receipt of this cash distribution, in addition to cash we expect to generate from operations, should ensure that we will have adequate liquidity to meet our future operating requirements.

Historically, we have supplemented the financing of our capital requirements through a combination of debt and equity transactions.  Most significant in this regard has been the credit facility we have maintained with Whitney National Bank (“Whitney”). Our loans outstanding under our existing credit agreement with Whitney become due on April 15, 2012.  We intend to negotiate an extension of the due date of our loans with Whitney.  In the event that we are unsuccessful, we believe we will have sufficient liquidity to be able to repay these loans, plus accrued interest thereon, as scheduled on April 15, 2012, primarily as a result of the previously mentioned CFT distribution.

Our credit agreement with Whitney obligates us to comply with the following financial covenants, which we were in compliance with as of September 30, 2011:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of September 30, 2011: 1.0 to 1.0.

•
Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of September 30, 2011:  1.53 to 1.0.

•
Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $13,000; actual Tangible Net Worth as of September 30, 2011: $13,909.

We had a working capital deficit of $2,019 at September 30, 2011.  However, as previously discussed, we believe we will have adequate liquidity to meet our future operating requirements.

Cash Flows for the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, we had a net cash decrease of $1,149. During the period, cash was used primarily: for purchases of property, plant and equipment ($1,772); for repayments of long-term debt ($1,201); and for the purchase of our common stock ($818). During the period, cash was provided primarily: by changes in working capital accounts ($1,109); by proceeds from bank term loan ($800); and by net income before non-cash items ($749).

Cash Flows for the Nine Months Ended September 30, 2010

During the nine months ended September 30, 2010, we had a net cash increase of $2,727. During the period, cash was provided primarily: by changes in working capital accounts ($4,048); by net income before non-cash items ($656); and by proceeds from the sale of our common stock ($501). During the period, cash was used primarily: for purchases of property, plant and equipment ($1,693); and for repayments of long-term debt ($672).

Critical Accounting Policy Updates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs and estimated earnings incurred in excess of billings on uncompleted contracts, impairments of long-lived assets, including intangibles and goodwill, income taxes including the valuation allowance for deferred tax assets, billings in excess of costs and estimated earnings on uncompleted contracts, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

See Note 4, “Recent Accounting Pronouncements”, for information regarding recently issued accounting standards.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have each concluded that as of the end of the period, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As noted above, the options are time-vesting and the main condition to the recipient’s right to exercise such options upon vesting is that the employee remains employed with us or our subsidiaries.  However, the recipient is entitled to exercise options that have vested for a limited period of time (usually 90 days) upon a termination of such employee’s employment for certain reasons, such as a termination without “cause” or the death or disability of such employee.

With regard to the shares of non-vested stock, for the employee to receive the benefit of such granted shares the employee generally must remain employed with us or our subsidiaries at the time of vesting.  Additionally, our board of directors has specified certain performance criteria that are conditions to the vesting of such shares.

The following table sets forth the vesting schedule and period and measure underlying the performance awards of non-vested stock to be made to named executive officers:

Vesting	Period	Measure (EBITDA)
First Anniversary	Four (4) quarters starting April 1, 2011 through March 31, 2012	$4,000,000
Second Anniversary	Four (4) quarters starting April 1, 2012 through March 31, 2013	$4,500,000
Third Anniversary	Four (4) quarters starting April 1, 2013 through March 31, 2014	$5,000,000

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
10.1
Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 14, 2011).

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
______________________________
* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Signature	Title	Date

/s/ RONALD E. SMITH	President and Chief Executive Officer	November 10, 2011
Ronald E. Smith	(Principal Executive Officer)

/s/ EUGENE L. BUTLER	Chief Financial Officer	November 10, 2011
Eugene L. Butler	(Principal Financial Officer)

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
10.1
Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 14, 2011).

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
______________________________
* Filed or furnished herewith.