Form 10-K
period 2011-12-31
Deep Down, Inc.
filed 2012-03-29
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30351

DEEP DOWN, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-2263732
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8827 W. Sam Houston Pkwy North, Suite 100, Houston, Texas	77040
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☑

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, was $13,516,929.

At March 26, 2012, the issuer had 204,073,732 shares outstanding of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Forward-Looking Information

Unless otherwise indicated, the terms “Deep Down, Inc.”, “Deep Down”, “Company”, “we”, “our” and “us” are used in this report to refer to Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

In this Annual Report on Form 10-K (“the Report”), we may make certain forward-looking statements (“Statements”), including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto.

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

PART I

ITEM 1.  BUSINESS.

History

Deep Down, Inc. is a Nevada corporation engaged in the oilfield services industry.  As used herein, “Deep Down”, “Company”, “we”, “our” and “us” may refer to Deep Down, Inc. and/or its subsidiaries.  Deep Down, Inc. (OTCQB:DPDW), a publicly traded Nevada corporation, was incorporated on December 14, 2006, through a reverse merger with MediQuip Holdings, Inc. (“MediQuip”), a publicly-traded Nevada corporation.

Deep Down is the parent company to the following wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), Mako Technologies, LLC, a Nevada limited liability company (“Mako”), Flotation Technologies, Inc., a Maine corporation (“Flotation”), and Deep Down International Holdings, LLC, a Nevada limited-liability company (“DDIH”).

Our website address is www.deepdowncorp.com. We make available, free of charge on or through our website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Paper or electronic copies of such material may also be requested by contacting the Company at our corporate offices.

On April 2, 2007, we acquired substantially all of the assets of ElectroWave USA, Inc., a Texas corporation. We formed a wholly-owned subsidiary, ElectroWave USA, Inc., a Nevada corporation, to complete the acquisition.  This division was dissolved with the Nevada Secretary of State on July 28, 2011.

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

As noted above, effective December 31, 2010, we engaged in a joint venture transaction in which all of Flotation’s operating assets and liabilities (except for one intercompany corporate overhead payable) were contributed, along with other contributions we made, to CFT in return for a 20 percent common unit ownership interest in CFT (the “JV”).  For a more detailed explanation of this transaction, please see Note 3, “Investment in Joint Venture”, to the consolidated financial statements included in this Report.

On October 7, 2011, CFT consummated a transaction pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), by and between CFT and a Houston-based company (“Buyer”)  pursuant to which Buyer purchased from CFT (i) all of the issued and outstanding shares of capital stock of Cuming, (ii) the shares of 230 Bodwell Corporation, a Massachusetts corporation and subsidiary of Cuming, and (iii) certain assets that, immediately prior to closing, were acquired by Cuming, for a purchase price of $60,000,000 (less certain debt and subject to purchase price adjustment for working capital and potential earn-out payments).  Deep Down is entitled to 20 percent of the common equity proceeds (including earn-out payments) from the sale and will be subject to 20 percent of any indemnity obligations over the indemnity escrow amount (5 percent) pursuant to the Purchase Agreement.  Such indemnity obligation will be capped at the amount of proceeds Deep Down receives pursuant to that certain Indemnification and Contribution Agreement dated October 7, 2011 (the “Indemnification Agreement”).  Deep Down’s proceeds received from the sale were approximately $6,375,000, which does not include any potential earn-out payments.  The proceeds of approximately $6,375,000 are comprised of a $3,400,000 return of capital to Deep Down and Flotation and an estimated $2,975,000 distribution of Deep Down and Flotation’s share of the estimated profit on the sale.  These sums do not include incremental proceeds anticipated from the return of escrow or future earn-out payments.

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

Business Overview

We are a global provider of specialized services to the offshore energy industry to support deepwater and ultra-deepwater exploration, development and production of oil and gas and other maritime operations.  While we are primarily a service company, we also produce custom engineered products that assist us in fulfilling service objectives for specific projects on a contractual basis.  We design and manufacture a broad line of deepwater and ultra-deepwater, surface and offshore equipment solutions which are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world.  Our products are often initially developed in direct response to customer requests for solutions to critical problems in the field.  We serve the growing offshore petroleum and maritime industries with technical management and support services.  One of our greatest strengths is the extensive knowledge base of our service, engineering and management personnel in many aspects of the deepwater and ultra-deepwater industry. Set forth below is a more detailed description of important services and products we provide.

Our goal is to provide superior services and products to our customers in a safe, cost-effective and timely manner.  We believe there is significant demand for, and brand name recognition of, our established products due to the technological capabilities, reliability, cost-effectiveness, timeliness of delivery and operational efficiency features of these products. Since our formation, we have introduced many new products that continue to broaden the market we currently serve.

See Note 1, “Description of Business and Summary of Significant Accounting Policies”, to the consolidated financial statements included in this Report for information related to segment reporting.

Services and Products

Services.  We provide a wide variety of engineering and management services, including the design, installation and retrieval of subsea equipment and systems, connection and termination operations, well-commissioning services, as well as construction support and ROV operations support.  We pride ourselves in our ability to collaborate with the engineering functions of oil and gas operators, installation contractors and subsea equipment manufacturers to determine the fastest, safest, and most cost-effective solutions to the full spectrum of complex issues which arise in our industry.

Project Management and Engineering.  Our project management teams specialize in deepwater subsea developments.   Our services are centered on the utilization of standardized hardware, proven, well-tested installation techniques, and experienced, consistent teams that have proven to be safe and skilled in all aspects of the installation process.   Many installation contractors find it beneficial to utilize our services to help reduce on-board personnel since our specialized technicians can perform multiple tasks.  Our teams have vast experience with the installation of flexible and rigid risers and flowlines, umbilicals, flexible and rigid jumpers, steel tube and thermoplastic hose flying leads, pipeline end terminations (“PLETs”) and manifolds.  Our engineers have experience ranging from the initial conceptual design phases through manufacturing and installation, and concluding with topside connections and commissioning.  Our experience provides us with a level of “hands on” and practical understanding that has proven to be indispensable in enabling us to offer customer solutions to the many problems encountered both subsea and topside.  Because of our wide knowledge base, our engineering team is often hired by oil and gas operators, installation contractors and subsea equipment manufacturers to provide installation management and engineering support services.  Our engineering team has been involved in several of the innovative solutions used today in deepwater subsea systems.  We specialize in offshore installation engineering and the writing of practical installation procedures.  We deal with issues involving flying leads, compliant umbilical splices, bend stiffener latchers, umbilical hardware, hold-back clamps, and the development of distribution system components.  We are heavily involved in the fabrication of installation aids to simplify offshore executions, and offer hydraulic, fiber optic, and electrical testing services and various contingency testing tools.

Spooling Services.  Our experienced personnel are involved in the operation of spooling equipment on many projects, including operations for other companies to run their spooling equipment.  We have developed a very efficient (in both time and cost) system for spooling, utilizing our horizontal drive units, under-rollers, tensioners, carousels and rapid deployment cartridges.

Pull-In Operations.  We are involved in the pull-in operations for most of the major umbilical projects in the Gulf of Mexico.  Our familiarity with offshore systems is important, and our pull-ins run smoothly because the same engineers who plan the pull-in operations are also involved in supervising the offshore operations.  Our offshore personnel comprise the topside umbilical support team and are familiar with the umbilical termination hardware.  These same personnel are often involved in terminating the umbilicals at the manufacturers’ yard several weeks prior to the installation.  Everything is thoroughly tested prior to installation, including winches at the rental contractor’s yard and after set-up on the platform. Load cells are tested onshore, and the same load cells are used to test the system offshore. This eliminates variables and validates the condition of the pull-in system.  We then perform pull-ins under more controlled conditions with increased confidence, resulting in safer operations.

Testing and Commissioning Services.  Umbilical manufacturers, control suppliers, installation contractors, and oil and gas operators utilize our services to perform all aspects of testing, including initial Factory Acceptance Testing (“FAT”), Extended Factory Acceptance Testing (“EFAT”) and System Integration Testing (“SIT”), relating to the connecting of the umbilical termination assemblies, the performing of installations, and the completion of the commissioning of the system thereafter.  To execute these services, we have assembled a variety of personnel and equipment to ensure that all testing operations are done in a safe and time-efficient manner, ensuring a reduced overall project cost.  We also work hard to utilize the most detailed digital testing and monitoring equipment to ensure that the most accurate data is provided to our clients.  We have been hired to perform coiled tubing flushing, cleaning, and hydro testing, umbilical filling, flushing, pressure, flow rate, and cleanliness testing, load out monitoring and testing, installation monitoring, post installation testing, system commissioning, umbilical intermediate testing, and umbilical termination assembly cleanliness, flow, and leak testing.  We employ a variety of different pumping systems to meet industry needs and offer maximum flexibility.  Our philosophy is to flush through the maximum number of lines at the highest flow rate possible to maximize efficiency.   Due to the different requirements for testing and commissioning of subsea systems, we have an assortment of pumps and equipment to deploy to ensure a safe and efficient commissioning program.  We have experience handling all types of commissioning fluids, including asphaltine dispersants, diesel, methanol, xylene, corrosion inhibitors, water-based control fluids, oil-based control fluids, 100 percent glycol, paraffin inhibitors, and alcohol.  We have been involved in the design, procurement, testing, installation, and operation of the testing equipment.  Our engineers and service technicians can also assist in writing the testing procedures and sequences from simple FAT to very extensive multiple pressures and fluids testing up to full system SIT procedures.  We work closely with the project managers and production platform engineers to help ensure that all aspects of the installation or retrieval project, including potential risks and dangers, are identified, planned for, and eliminated prior to arrival on the production platform.

Storage Management.  Our facility in Channelview, TX covers more than 50,000 square feet of internal high quality warehousing capacity and 300,000 square feet of external storage and is strategically located in Houston's Ship Channel area.  Our warehouse is designed to provide clients with flexible and cost effective warehousing and storage management alternatives.  Our professional and experienced warehouse staff, combined with the very latest in information technology, results in a fully integrated warehousing package designed to deliver effective solutions to client needs. Among other capabilities, we are capable of providing long-term specialized contract warehousing; long and short-term storage; modern materials handling equipment; undercover loading areas; quality security systems; integrated inventory management; packing and repacking; computerized stock controls; and labeling.

Our shore-based facility located at Core Industries Inc., in Mobile, AL has 6,500 square feet and houses our 3,400 ton carousel system, used to store customers’ products.  The site is sufficient to allow for full system integration testing of our customers’ equipment prior to deployment offshore.

Marine Technical Support Services.  We serve the growing offshore petroleum and marine industries with technical support services and products vital to offshore petroleum production.  Our offerings in this area are primarily through the provision of ROV services which include the provision of skilled ROV operators/technicians and ROV equipment, as well as topside and subsea equipment, and support systems used in diving operations, maintenance and repair operations, and offshore construction.

ROV and ROV Tooling Services.  We provide the latest ROV tooling technology as part of our ROV services.  Our ROV tooling services are constantly growing, with the addition of tools as they are requested by our customers.  As part of our ROV services, we have observation and light work class ROV units capable of operating in depths of 10,000 feet. Our services include platform inspection, platform installation and abandonment, search and recovery, salvage, subsea sampling, subsea intervention, telecommunication cable inspections, anchor handling, ROV consulting and project management, ROV pilots and technicians, and underwater cinematography.  We provide an extensive line of ROV intervention tooling, both used to support our own operations and for rental to our customers.  Our ROV Tooling equipment includes flying lead orientation tools (FLOT), torque tools class 1-5, hot stabs, pipe cutting systems, dredging and pumping systems, ROV clamps and ROV-friendly hooks and shackles that are state-of-the-art in design.

Offshore Construction Equipment Rental.  We employ a permanent staff of highly qualified technicians and mechanics to maintain and refurbish our equipment in-between rentals. We carry a wide array of equipment to service the offshore construction industry, including water blasting equipment, breathing air dive compressors, hot water units with feed pumps, man rider winches, hydraulic tools and hose reels, underwater video units, sonar units, magnetic gradiometers, dive radios, lift bags, volume tanks, decompression chambers, and hot water pressure washers.

Products.  We provide installation support equipment and component parts and assemblies for subsea distribution systems.  We believe the key to successful installations of hardware is to design the subsea system by considering installation issues first, working backwards to the design of the hardware itself.  This is why we have been instrumental in the development of hardware and techniques to simplify deepwater installations.  We design, manufacture, fabricate, inspect, assemble, test subsea equipment, surface equipment and offshore equipment that is used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world.  Our products are used during oil and gas exploration, development and production operations on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms and moored vessels such as floating production storage and offloading vessels (“FPSO”).

Flying Leads.  We have developed a method to pull individual steel tubes, hoses, or electrical cables to create a loose steel tube flying lead or short umbilical.  We can manufacture steel flying leads up to 10,000 feet in length with any J-plate desired, with or without electrical cables included.  We have built flying leads with up to 14 tubes.  Additional electrical lines and fiber optic cables can be added to produce any combination required for the transportation of various fluids, chemicals or data.  The flying leads are then fitted with our Moray® and terminations that are attached to the multiple quick connection plate, and finished off with our elastomeric bend limiters.  The non-helix wound design allows for our flying leads to be very installation friendly with minimal-bending stiffness.  Our patented Moray® is the termination head on the flying lead and connects the tubing assembly to the junction plate.  A compliant Moray® consists of a 20-foot flexible flying lead with an electro-hydraulic Moray® that is connected to a full-sized umbilical with the installation tension being applied through an armor pot and slings extending by the compliant section.  We believe we are the only company that can terminate umbilicals provided by any manufacturer using the same termination system.

Umbilical Hardware.  Our blend of experiences with umbilical manufacturers, subsea engineers and installation contractors has been effective giving us a unique perspective when fabricating and designing terminations for umbilical manufacturers.  Members of our team were involved with the designs for the armored thermo plastic umbilicals at Multiflex, the first steel tube umbilical in the Gulf of Mexico for the Shell Popeye® umbilical, and the standardization of many steel tube umbilical terminations.  Our designs are often much lighter in weight and smaller than the typical hardware that has been created and used in the past by our competitors.  Our engineering team has designed and fabricated bending restrictors, armor pots, split barrels, tubing fittings and unions, hinging umbilical splices and topsides terminations with our unique threaded welded fittings, umbilical compliant splice, and the bend stiffener latcher.  We offer both polymer and steel bend limiters.  The compliant splice is a patented method of converting spare umbilicals into actual production umbilicals by splicing spare umbilicals together to produce any length required or to repair a damaged umbilical.  This termination system eliminates the burdens of dealing with umbilical splices during installation and is capable of housing both electrical and fiber optic fiber termination assemblies while still allowing for the splice to be spooled up onto a reel or carousel.

Installation Aids.  To help our customers and to meet our own internal needs, we have developed an extensive array of installation aids, including steel flying lead installation systems, tensioners, lay chutes, many varieties of buoyancy, clump weights, VIV strakes, mud mats, dual tank skids, gang boxes, work vans, pumping and testing skids, control booths, fluid drum carriers, crimping systems, load cells,  300 and 340-ton under-rollers, powered reels, 200-ton, 400-ton and 3,400-ton carousel, UTA running and parking deployment frames, termination shelters, pipe straightners, ROV hooks and shackles, stackable SeaStax® tanks, baskets, Subsea Deployment Basket System (SDB®), Horizontal Drive Units (HDU), Rapid Deployment Cartridges (RDC), and ballgrab rental rigging.

Buoyancy Products.  We engineer, design and manufacture deepwater buoyancy systems as part of our offering to meet our customers’ installation and operational needs.  Our roto-molding operations allow us to produce high-density polyethylene products and shells that are used offshore in products like bend limiters, VIV strakes, and to encase syntactic foam and other buoyancy products with a more durable outer shell than traditional methods.

Marine Products.  We offer products and services in the fields of electronic monitoring and control systems for the energy, military, and commercial business sectors.  We design, manufacture, install, and commission integrated Programmable Logic Controller (“PLC”) and Supervisory Control and Data Acquisition (“SCADA”) based instrumentation and control systems, including ballast control and monitoring, drilling instrumentation, vessel management systems, marine advisory systems, machinery plant control and monitoring systems, and closed circuit television systems.  We can take projects from conceptual/system design through installation, commissioning, and support. Our understanding of system requirements and our ability to quickly understand our customer’s needs allows us to produce quality products and services on time and on budget.

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

Our manufacturing plant is ISO 9001 certified, and we maintain high standards of product quality through the use of quality assurance specialists who work with product manufacturing personnel throughout the manufacturing process and inspect and document equipment as it is processed through our manufacturing facility.  We have the capability to manufacture various products from each of our product lines at our major manufacturing facility and believe that this localized manufacturing capability is essential in order to compete with our major competitors.   Our manufacturing process includes machining, fabrication, inspection, assembly and testing.

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

Marketing and Sales

We market our services and products throughout the world directly through our sales personnel in our Channelview, Texas and Morgan City, Louisiana offices. We periodically advertise in trade and technical publications of our customer base.  We also participate in industry conferences and trade shows to enhance industry awareness of our products and services.  Our customers generally order products and services after consultation with us on their project.  Orders are typically completed within two weeks to three months depending on the type of product or service.  Larger and more complex products may require four to six months to complete, though we have accepted several longer-term projects, including one that has exceeded a year to completion.  Our customers select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery and advance technology.  For large production system orders, we engage our project management team to coordinate customer needs with engineering, manufacturing and service organizations, as well as with subcontractors and vendors.  Our profitability on projects is dependent on performing accurate and cost-effective bids as well as performing efficiently in accordance with bid specifications.  Various factors can adversely affect our performance on individual projects that could potentially adversely affect the profitability of a project.

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

We have an established track record of introducing new products and product enhancements.  Our product development work is conducted at our facilities in Channelview, Texas, and in the field.  Our application engineering staff also provides engineering services to customers in connection with the design and sales of our products.  Our ability to develop new products and maintain technological advantages is important to our future success.

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

Employees

At March 1, 2012, we had a total of 72 employees, of which all 72 were full-time employees.  Our employees are not covered by collective bargaining agreements and we generally consider our employee relations to be good.  Our operations depend in part on our ability to attract a skilled labor force.  While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we pay or both.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal corporate offices are located to 8827 W. Sam Houston Parkway North, Suite 100, Houston, TX  77040. The 89-month lease term began in February 2009 and includes an allowance for leasehold improvements by the landlord, plus a charge for monthly common area expenses (“CAM charges”) on a pro-rata basis of the total building expenses (including insurance, security, maintenance, property taxes and utilities) beginning on the sixth month of the lease term. Monthly lease costs range from $12,177 to $14,391 plus CAM charges, due to a rent escalation clause over the term of the lease.

Our operating facilities for Deep Down are located at 15473 East Freeway, Channelview, Texas 77530 and consists of approximately 8 acres of land that houses 60,000 square feet of manufacturing space and 7,000 square feet of office space.   These manufacturing facilities in Channelview, Texas, are subject to the liens of our lender, Whitney National Bank, under our credit agreement. We believe that our current space is suitable, adequate and of sufficient capacity to support our current operations.

Additionally, we lease 6,500 square feet of storage space in Mobile, AL to house our 3,400 ton carousel system.  The 5-year lease commenced in August 2010 at a base rate of $3,500 per month.

Mako leases its property and buildings from Sutton Industries at a base rate of $8,122 per month.  Mako is located at 125 Mako Lane, Morgan City, LA 70380.  The 5-year lease term commenced on June 1, 2006, and was renewed for five additional years in June 2011.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the normal course of business. As of the date of this Report, we are currently not involved in any pending, material legal proceedings.

As disclosed in our Form 8-K filed on November 12, 2010, we received a Notice of Federal Tax Lien from the Internal Revenue Service (“IRS”) in an approximate amount of $573,000 for nonpayment of certain taxes. This claim related primarily to 2007 and 2008 tax returns that were incorrectly processed when the Company changed its tax year. We paid approximately $592,000 in December 2010 and the lien was removed effective December 7, 2010.  Subsequently, the issue was resolved in our favor by the IRS and on January 13, 2012, we received a refund check for approximately $573,000. We are working with the IRS to receive the remaining $19,000 balance.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Beginning December 14, 2006, our common stock commenced trading publicly on the OTC Bulletin Board (“OTCBB”) under the symbol “DPDW.” The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

These quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the OTCBB.

	High	Low
Fiscal Year 2011:
December 31, 2011	$0.08	$0.04
September 30, 2011	$0.14	$0.07
June 30, 2011	$0.13	$0.08
March 31, 2011	$0.12	$0.08
Fiscal Year 2010:
December 31, 2010	$0.10	$0.05
September 30, 2010	$0.07	$0.04
June 30, 2010	$0.17	$0.05
March 31, 2010	$0.15	$0.11

Holders

As of March 26, 2012, there were 1,051 stockholders of record of our common stock.  All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

Equity Compensation Plan Information

The following table sets forth the outstanding equity instruments as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by securityholders	21,258,333	(1)	$0.12	30,731,060	(1)
Equity compensation plans not approved by securityholders	8,438,812	(2)	$0.13	-
TOTAL	29,697,145		$0.13	30,731,060

(1)
Represents 21,258,333 shares of common stock that may be issued upon exercise of outstanding options, pursuant to equity awards granted as of December 31, 2011 under the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”) plus 30,731,060 additional shares of common stock available for future grant under the Plan. The total number of shares subject to grants and awards is 15 percent of issued and outstanding shares of common stock. The Plan was approved by security holders of our predecessor MediQuip Holdings, Inc.

(2)
Represents 8,000,000 shares of nonvested stock plus 438,812 shares of common stock underlying warrants granted in 2007 as part of our prior borrowing facility. See Note 9, “Warrants”, to our consolidated financial statements included in this Report with regard to material terms of such warrants.

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

Equity Investment in Joint Venture

On December 31, 2010, the Company and its wholly-owned subsidiary Flotation, entered into a Contribution Agreement by and among the Company, Flotation, Cuming Flotation Technologies, LLC, a Delaware limited liability company (“CFT”), and Flotation Investor, LLC, a Delaware limited liability company (“Holdings”), pursuant to which Flotation contributed all of its operating assets and liabilities (except for one intercompany corporate overhead payable) to CFT in exchange for common units of CFT (the “Contribution Agreement”).  Pursuant to the Contribution Agreement, we contributed to CFT $1,400 in cash and all of our rights and obligations under that certain Stock Purchase Agreement, dated May 3, 2010, as amended (the “Cuming SPA”), by and among the Company, Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming, in exchange for common units of CFT.  Concurrently with the closing of the transactions described above, CFT contributed the operating assets and liabilities it acquired from Flotation to Flotation Tech, LLC, a Delaware limited liability company and wholly-owned subsidiary of CFT.

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

In connection with the consummation of the foregoing described transaction, on December 31, 2010, the Company and Flotation entered into an Amended and Restated Limited Liability Company Agreement of CFT by and among us, Flotation and Holdings, each as a member of the CFT, to provide for the respective rights and obligations of the members of CFT.  We and Flotation collectively hold 20 percent of the common units of CFT.  Holdings holds 80 percent of the common units and 100 percent of the preferred units, which are entitled to a preferred return until the holder thereof receives a full return of its initial capital contribution.  Concurrent with the closing of the joint venture transaction on December 31, 2010, we entered into a Management Services Agreement to be effective as of January 1, 2011, with CFT, pursuant to which we provide CFT the services of certain officers and management personnel.  We have amended this Management Services Agreement effective as March 1, 2011 to, among other things, alter the minimum monthly fee we are paid by CFT (due partly to a change in the staffing levels for services and personnel we provide to CFT).

On October 7, 2011, CFT consummated a transaction pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), by and between CFT and a Houston-based company (“Buyer”)  pursuant to which Buyer purchased from CFT (i) all of the issued and outstanding shares of capital stock of Cuming, (ii) the shares of 230 Bodwell Corporation, a Massachusetts corporation and subsidiary of Cuming, and (iii) certain assets that, immediately prior to closing, were acquired by Cuming, for a purchase price of $60,000 (less certain debt and subject to purchase price adjustment for working capital and potential earn-out payments).  Deep Down is entitled to 20 percent of the common equity proceeds (including earn-out payments) from the sale and will be subject to 20 percent of any indemnity obligations over the indemnity escrow amount (5 percent) pursuant to the Purchase Agreement.  Such indemnity obligation will be capped at the amount of proceeds Deep Down receives pursuant to that certain Indemnification and Contribution Agreement dated October 7, 2011 (the “Indemnification Agreement”).  Deep Down’s proceeds received from the sale were approximately $6,375, which does not include any potential earn-out payments.  The proceeds of approximately $6,375 are comprised of a $3,400 return of capital to Deep Down and Flotation and an estimated $2,975 distribution of Deep Down and Flotation’s share of the estimated profit on the sale.  These sums do not include incremental proceeds anticipated from the return of escrow or future earn-out payments.

See additional discussion in Note 3, “Investment in Joint Venture”, to the consolidated financial statements included in this Report.

Industry and Executive Outlook

Following the moratorium on all deepwater drilling on the Outer Continental Shelf in response to the April 20, 2010, Deepwater Horizon incident, the Gulf of Mexico market was slow to recover in 2011.  During the latter part of 2011, we experienced an increase in inquiries and requests for quotations.

We have begun 2012 with our highest level of secured work to start off the year, in excess of $10,000.  Our services and products continue to generate increasing international demand which has contributed to this position.  Along with an anticipated steady recovery of activity in the Gulf of Mexico, we are optimistic that there will be increased demand for our services and products in 2012.

The deepwater and ultra-deepwater industry remains one of the best opportunities for adding large hydrocarbon reserves with high production flow rates. We are well positioned to supply services and products required to support safe offshore and deepwater projects for our customers. We anticipate demand for our deepwater and ultra-deepwater services and products will continue to grow and we will continue to focus on this sector of the industry worldwide.

For fiscal year 2012, our focus remains on successful execution of our projects, obtaining new project awards and effective cash management.

Results of Operations

Revenues

	For the Year Ended December 31,		Increase (Decrease)
	2011	2010	$	%
Revenues	$27,441	$42,471	$(15,030)	(35)%

Revenues for the year ended December 31, 2011 were $27,441. Revenues for the year ended December 31, 2010 were $42,471, and included $10,953 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 revenues related to the Flotation operating segment, revenues decreased $4,077, or 13 percent, from the year ended December 31, 2010 compared to the year ended December 31, 2011. The decrease in revenues was almost entirely attributed to lower utilization of our ROV services and topside rental equipment in 2011. We enjoyed an unusually robust year in 2010 as a result of services and equipment we provided associated with the cleanup effort of the Maconda well in the Gulf of Mexico, which was required as a result of the Deepwater Horizon incident.

Cost of sales and gross profit

	For the Year Ended December 31,		Increase (Decrease)
	2011	2010	$	%
Cost of sales	$19,923	$28,886	$(8,963)	(31)%
Gross Profit	$7,518	$13,585	$(6,067)	(45)%
Gross Profit %	27%	32%		(5)%

Cost of sales and gross profit for year ended December 31, 2011 were $19,923 and $7,518 (27 percent of revenues), respectively. Cost of sales and gross profit for year ended December 31, 2010 were $28,886 and $13,585 (32 percent of revenues), respectively, and included $8,324 of cost of sales and $2,629 of gross profit related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 cost of sales and gross profit related to the Flotation operating segment, cost of sales and gross profit for the year ended December 31, 2010 were $20,561 and $10,956, respectively.

Comparable cost of sales decreased by only $639, while comparable gross profit decreased $3,438 (seven percentage points). The decrease in comparable gross profit was primarily the result of two factors. First, as previously discussed, in 2011 there was much lower demand for our ROV services and topside rental equipment. In addition, under a previously existing intercompany agreement which was contributed by Flotation to CFT on December 31, 2010, we sub-contracted $5,651 of work on a major fabrication contract to CFT, on which we realized no gross profit.

We record depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $1,223 and $2,327 for the years ended December 31, 2011 and 2010, respectively. The 2010 total includes $1,214 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 depreciation related to the Flotation operating segment, depreciation included in cost of sales increased $110 from 2010 to 2011 primarily as a result of the commencement of depreciation of new assets acquired to increase our capabilities and efficiency.

Selling, general and administrative expenses

	For the Year Ended December 31,		Increase (Decrease)
	2011	2010	$	%
Selling, general & administrative	$8,379	$13,964	$(5,585)	(40)%
Selling, general & administrative as a % of revenues	31%	33%		(2)%

Selling, general and administrative expense (“SG&A”) for the year ended December 31, 2011 was $8,379, or 31 percent of revenues. SG&A for the year ended December 31, 2010 was $13,964, or 33 percent of revenues, and included $3,300 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 SG&A related to the Flotation operating segment, SG&A decreased $2,285, or three percentage points, from the year ended December 31, 2010 to the year ended December 31, 2011.

For the year ended December 31, 2011, approximately $291 in net SG&A savings was realized as a result of our cost containment program. We had $0 in acquisition expenses in 2011, whereas 2010 included $867 in expenses associated with the acquisition of our 20 percent interest in CFT. We earned $536 in fees in 2011 under the MSA with CFT, a direct recovery of SG&A.   Bad debt expense was $288 lower in 2011 than in 2010 as we reduced our allowance for doubtful accounts. Share-based compensation expense was $303 lower in 2011 than 2010 due primarily to award forfeitures and certain grants becoming fully vested.

Depreciation and amortization expense (excluded from Cost of sales)

	For the Year Ended December 31,		Increase (Decrease)
	2011	2010	$	%
Depreciation expense excluded from Cost of sales	$254	$329	$(75)	(23)%
Amortization expense	413	1,402	$(989)	(71)%
Total depreciation and amortization expense excluded from Cost of sales	$667	$1,731	$(1,064)	(61)%

Depreciation expense excluded from cost of sales consists of depreciation related to our non-revenue generating property, plant and equipment. Amortization expense consists of amortization of our intangible assets, including customer lists, trademarks and non-compete covenants.

Depreciation and amortization expense for the year ended December 31, 2011 was $667.  Depreciation and amortization expense for the year ended December 31, 2010 was $1,731, and included $1,071 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 depreciation and amortization related to the Flotation operating segment, depreciation and amortization increased by only $7.

Goodwill impairment

There was no impairment of goodwill for the year ended December 31, 2011.  During the year ended December 31, 2010, we recognized goodwill impairment expense of $4,513 related to the Flotation and Mako operating segments. See further discussion of the related analysis in Note 5, “Goodwill and Other Intangible Assets”, to the consolidated financial statements included in this Report.

Net interest expense

Net interest expense for the year ended December 31, 2011 was $301. Net interest expense for the year ended December 31, 2010 was $510, and included $148 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 net interest expense related to the Flotation operating segment, net interest expense decreased $61, primarily due to lower interest-bearing debt balances.  Net interest expense for each period was generated by our outstanding bank debt, capital leases and subordinated debenture, and was offset by interest income on cash balances.

Loss on contribution of net assets of wholly-owned subsidiary to joint venture

Effective December 31, 2010, we engaged in a joint venture transaction in which all of Flotation’s operating assets and liabilities (except for one intercompany corporate overhead payable) were contributed, along with other contributions we made, to CFT in return for a 20 percent common unit ownership interest in CFT.  A gain or loss is recognized on the difference between the determined fair value of our investment in CFT and the book value of the net assets contributed. Because the fair value of CFT’s net assets (common equity) was determined to be $17,000, our 20 percent investment was valued at $3,400.  When this amount was compared to the combined book value of Flotation’s net assets of $12,119 plus cash we contributed of $1,400, a loss on contribution in the amount of $10,119 was generated.

Equity in net income (loss) of joint venture

The transaction with CFT closed on December 31, 2010. The loss of CFT for the year ended December 31, 2010 was comprised of acquisition and legal costs, which were partially offset by the recognition of a bargain purchase gain. There was no operating activity in 2010. We recorded our 20 percent equity-method portion of CFT’s net loss in the amount of $254 for the year ended December 31, 2010.  For the year ended December 31, 2011, CFT had net income of $22,578, which was comprised primarily of a $30,133 gain on the sale of CFT’s principal subsidiary, Cuming.  Our 20 percent equity-method portion of CFT’s net income was $4,516 and we reduced this amount by $124 to account for our share of dividends paid to preferred unit holders.  Therefore, 2011 net earnings from our investment in CFT was $4,392.

Discontinuance of ERP system project

It was management’s opinion that the ERP system in process was too costly to complete installation and maintain and did not meet the Company’s requirements.  The Company has combined several engineering and quality management systems, along with its upgraded accounting system, to support the Company’s requirements with a more efficient and less costly system.  As a result of this decision, the Company expensed $941 in deferred costs associated with this ERP project for the year ended December 31, 2011.

Net other income

Net other income for the year ended December 31, 2011 was $460. Net other income for the year ended December 31, 2010 was $266.  The increase of $194 from 2010 to 2011 was due primarily to increased gains on the disposal of property, plant and equipment.

Income tax benefit (expense)

Income taxes were $230 lower in 2011 than they were in 2010. This occurred as a result of receiving a $100 refund in 2011 of state income taxes that were accrued in 2010.

Modified EBITDA

Our management evaluates our performance based on a non-GAAP measure, which consists of earnings (net income or loss) available to common shareholders before net interest expense, income taxes, non-cash share-based compensation expense, equity in net income or loss of joint venture, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges (“Modified EBITDA”).  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying consolidated statements of operations.

We believe Modified EBITDA is useful to investors in evaluating our operating performance because it is widely used to measure a company’s operating performance, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest); asset base (primarily depreciation and amortization); actions that do not affect liquidity (share-based compensation expense, equity in net income or loss of joint venture) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net loss to Modified EBITDA for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,
	2011	2010
Net income (loss)	$2,137	$(17,415)
Add back interest expense, net of interest income	301	510
Add back depreciation and amortization	1,890	4,058
Add back income tax (benefit) expense	(55)	175
Add back share-based compensation	424	727
Add back discontinuance of ERP system project	941	-
Add back loss on contribution of net assets of wholly-owned subsidiary to joint venture	-	10,119
Add back goodwill impairment	-	4,513
Modified EBITDA	$5,638	$2,687

Modified EBITDA was $5,638 for the year ended December 31, 2011. Modified EBITDA was $2,687 for the year ended December 31, 2010, and included Modified EBITDA of $612 related to the Flotation operating segment, which was contributed to the CFT joint venture effective December 31, 2010. Excluding the 2010 Modified EBITDA (and related components) related to the Flotation operating segment, Modified EBITDA increased by $3,563 in 2011 compared to 2010 primarily as a result of a $4,646 improvement in equity in earnings of joint venture, decreased SG&A of $1,982 and increased net other income of $263, partially offset by decreased gross profit before depreciation expense of $3,328.

Liquidity and Capital Resources

Overview

During our fiscal years ended December 31, 2011 and 2010, we have supplemented the financing of our capital needs primarily through debt financings.  Most significant in this regard has been our debt facility we have maintained with Whitney National Bank (“Whitney”). Our loans outstanding under the Amended and Restated Credit Agreement with Whitney (the “Restated Credit Agreement”) become due on April 15, 2012.  We will need to raise additional debt or equity capital or renegotiate the existing debt prior to such date.  We are currently in discussions with several lenders who have expressed interest in refinancing our debt. Our plan is to refinance the outstanding indebtedness under the Restated Credit Agreement or seek terms with Whitney that will provide an extension of such Restated Credit Agreement along with additional liquidity.  However, we cannot provide any assurance that any financing will be available to us on acceptable terms or at all.  If we are unable to raise additional capital or renegotiate our existing debt, we project that we will have cash reserves sufficient to retire all of our debt, plus accrued interest thereon, upon its maturity on April 15, 2012.

Although the factors described above create uncertainty, if our planned financial results are achieved, we believe that we will have adequate liquidity to meet our future operating requirements, and we believe we will be able to raise additional capital or renegotiate our existing debt.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down, Inc., a Nevada corporation and its wholly-owned subsidiaries for the years ended December 31, 2011 and 2010. All intercompany transactions and balances have been eliminated.

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

Segments

Effective December 31, 2010, we contributed all of Flotation’s operating assets and liabilities to CFT. Therefore, for the fiscal year ended December 31, 2011, our operating segments, Deep Down Delaware and Mako have been aggregated into a single reporting segment (“Services”).  For the fiscal year ended December 31, 2010, our operating segments, Deep Down Delaware, Mako and Flotation have been aggregated into this single reporting segment. While the operating segments have different product lines, they are very similar. They are all service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.  Our operations are located in the United States, although we occasionally generate sales to international customers.

Long-Lived Assets

Goodwill. Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. We evaluate the carrying value of goodwill annually on December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the operating segment below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition. For purposes of our annual impairment test, our operating segments are the same as our operating segments discussed above.

The test for goodwill impairment is a two-step approach. The first step is to compare the estimated fair value of any operating segments within the Company that have goodwill with the recorded net book value (including the goodwill) of the operating segment. If the estimated fair value of the operating segment is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the operating segment is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the operating segment. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the operating segment’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the carrying value of goodwill for the operating segment, and the carrying value is written down to the hypothetical amount, if lower.

There was no impairment of goodwill for the year ended December 31, 2011.  Goodwill impairment expense of $4,513 was recognized for the year ended December 31, 2010.

Revenue Recognition

We recognize revenue once the following four criterion are met:  (i) persuasive evidence of an arrangement exists; (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectability is reasonably assured. Service revenue is recognized as the service is provided, and time and material contracts are billed on a bi-weekly or monthly basis as costs are incurred. Customer billings for shipping and handling charges are included in revenue.

From time to time, we enter into large fixed-price contracts.  The percentage-of-completion method is used as a basis for recognizing revenue on these contracts.  We recognize revenue as costs are incurred because we believe the incurrence of cost reasonably reflects progress made toward project completion.

Provisions for estimated losses on uncompleted large fixed-price contracts (if any) are recorded in the period in which it is determined a loss will be incurred.  Changes in job performance, job conditions, and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price.

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones. Billings in excess of costs and estimated earnings on uncompleted contracts arise when milestone billings are permissible under the contract, but the related costs have not yet been incurred. All contract costs are recognized currently on jobs formally approved by the customer and contracts are not shown as complete until virtually all anticipated costs have been incurred and the risk of loss has passed to the customer.

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

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends upon our ability to generate sufficient taxable income of the appropriate character in the future. This requires management to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider all reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state, and federal pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged in the period in which the determination is made, either to income or goodwill, depending upon when that portion of the valuation allowance was originally created.

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

Share-based Compensation

We record share-based payment awards exchanged for employee services at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2011, we had two types of share-based employee compensation: stock options and restricted stock.

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

Earnings/(Loss) per Common Share

Basic EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares and dilutive common stock equivalents (stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options and warrants to purchase common stock were exercised for shares of common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

Recent Accounting Pronouncements are included in Note 1, “Description of Business and Summary of Significant Accounting Policies”, to the consolidated financial statements included in this Report.

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

ITEM 8.   FINANCIAL STATEMENTS

The financial statements are included herewith commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   The Company’s disclosure controls and procedures are designed to ensure that such information required to be disclosed by the Company in reports filed or submitted under the Exchange Act as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance.

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of December 31, 2011, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled  Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2011.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position
Ronald E. Smith (1)	53	President, Chief Executive Officer and Director
Eugene L. Butler	70	Executive Chairman and Chief Financial Officer
Mary L. Budrunas (1)	60	Vice President, Corporate Secretary and Director
Michael J. Newbury	44	Vice President of Operations and Business Development
_________________________

(1)	Ronald E. Smith and Mary L. Budrunas are married.

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

Eugene L. Butler, Executive Chairman and Chief Financial Officer.   Mr. Butler has served as Chief Financial Officer and Director with Deep Down since June 2007, and was appointed Executive Chairman of the Board effective September 1, 2009. Mr. Butler was Managing Director of CapSources, Inc., an investment banking firm specializing in mergers, acquisitions and restructurings, from 2002 until 2007. Prior to this, he has served in various capacities as a director, president, chief executive officer, chief financial officer and chief operating officer for Weatherford International, Inc., a  multi-billion multinational service and equipment corporation serving the worldwide energy market, from 1974 to 1991.  He was elected to Weatherford’s Board of Directors in May of 1978, elected president and chief operating officer in 1979, and president and chief executive officer in 1984.  He successfully developed and implemented a turnaround strategy eliminating debt and returning the company to profitability during a severe energy recession.  Mr. Butler also expanded operations into international markets allowing Weatherford to become a major worldwide force with its offshore petroleum products and services.  Mr. Butler graduated from Texas A&M University in 1963, and served as an officer in the U.S. Navy until 1969 when he joined Arthur Andersen & Co.  Mr. Butler is distinguished by numerous medals and decorations, including the Bronze Star with combat “V” and the Presidential Unit Citation for his service with the river patrol force in Vietnam. Mr. Butler also has served on the Board of Powell Industries, Inc. (Nasdaq: POWL) since 1991, where he is the Chairman of the Audit Committee and on the Governance Committee.  Mr. Butler is a Certified Public Accountant.

In addition to his extensive knowledge of Deep Down, Mr. Butler is qualified for service on the Board based on his leadership skills and long-standing senior management experience in the energy and petroleum industries.  Additionally, his background in public accounting and investment banking, familiarity with complex accounting issues and financial statements, as well as his service on the board, including various committees, of another public company, provide invaluable financial expertise and overall insight to our Board.

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

Corporate Governance

Code of Ethics

The Company has adopted Codes of Ethical Conduct that apply to all its directors, officers (including its chief executive officer, chief financial officer, controller and any person performing such functions) and employees.  The Company has previously filed copies of these Codes of Ethical Conduct and they can be located pursuant to the information shown in the Exhibit list items 14.1 and 14.2 to this Report. Copies of the Company’s Codes of Ethical Conduct may also be obtained at the Investors section of the Company’s website, www.deepdowncorp.com, or by written request addressed to the Corporate Secretary, Deep Down, Inc., 8827 W. Sam Houston Pkwy North, Suite 100, Houston, Texas 77040.  The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Chief Financial Officer or Controller by posting such information on the Company’s website.  Information contained on the website is not part of this Report.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies. Our Board of Directors has determined that no director qualifies as an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Since we do not have an audit committee, we do not have an independent audit committee financial expert.  Additionally, we are not required to have an independent audit committee financial expert because we are not governed by the NASDAQ listing requirements.

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

Based solely upon a review of the copies of such forms furnished to us or written representations of our officers and directors, we believe that all Section 16(a) filing requirements were filed on a timely basis, except that Mr. Selya was not timely in the filing of one Form 3, Mr. Smith was not timely in the filing of three Form 4s, Mr. Hollinger and Mr. Butler were each not timely in the filing of two Form 4s and Mr. Newbury was not timely in the filing of one Form 4.

ITEM 11.   EXECUTIVE COMPENSATION

As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under the scaled disclosure requirements, the Company is not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

The following table sets forth information concerning total compensation earned in the years ended December 31, 2011 and 2010 by our Principal Executive Officer (“PEO”) and our two most highest compensated executive officers other than our PEO (collectively, our “Named Officers”).

Summary Compensation Tables for the years ended December 31, 2011 and 2011

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($)(3)	Total ($)
Ronald E. Smith	2011	$362,250	$171,904	$225,000	$146,500	$86,252	$991,906
President and Chief Executive Officer	2010	$362,250	$-	$-	$-	$18,000	$380,250
Eugene L. Butler	2011	$325,500	$158,254	$225,000	$146,500	$77,598	$932,852
Executive Chairman and Chief Financial Officer	2010	$325,500	$-	$-	$-	$46,817	$372,317
Michael J. Newbury	2011	$190,000	$158,254	$90,000	$58,600	$12,000	$508,854
Vice President Operations and Business Development	2010	$190,000	$-	$-	$18,150	$12,000	$220,150

(1)
Amounts represent specific cash bonuses paid to our Named Officers.  In October 2011, Messrs. Smith, Butler and Newbury were each awarded and paid a cash performance bonus in the amount of $158,254. Additionally, Mr. Smith received bonuses totaling $13,650 in respect to time the Company requires of its employees to spend offshore.

(2)
Amounts represent the grant date fair value of nonvested stock and option awards granted under the Company’s Option Plan.  The grant date fair value of the nonvested stock and options awards was computed in accordance with FASB ASC Topic 718.  The value ultimately realized by the executive upon actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to the FASB ASC Topic 718 determined value.  For a discussion of the valuation assumptions, see Note 8, “Share-Based Compensation” to our consolidated financial statements included in this Report.

(3)	Amounts in this column reflect:

●	Automobile allowances of $19,500, $19,500 and $12,000 for Messrs. Smith, Butler and Newbury, respectively; and
●	Payments for vacation not taken in 2011 of $66,752 and $32,863 for Messrs. Smith and Butler, respectively; and
●	Reimbursement for federal and state payroll withholdings customarily withheld for an employee of $11,966 for Mr. Butler; and
●	Reimbursement for healthcare premiums for Mr. Butler of $13,269.

Narrative Disclosure to Summary Compensation Table

Employment agreements with Named Executive Officers

All of the compensation described in the foregoing table, other than those amounts shown in the “Bonus”, “Stock Awards” and “Option Awards” columns, was paid to the Named Officers pursuant to agreements with Deep Down.

Agreement with Mr. Smith. On January 1, 2010, the Company entered into an employment agreement with Mr. Smith for a term of three years, and is subject to further automatic renewals for annual periods up to an additional two years.  The employment agreement provides that Mr. Smith receive an annual cash compensation of $362,250.

Agreement with Mr. Butler. On January 1, 2010, the Company entered into an employment agreement with Mr. Butler for a term of three years, and is subject to further automatic renewals for annual periods up to an additional two years.  The employment agreement provides that Mr. Smith receive an annual cash compensation of $325,500.

Agreement with Mr. Newbury. On February 17, 2010, the Company entered into an employment agreement with Mr. Newbury for a term of two years, and is subject to automatic renewals for annual periods unless cancelled by either party upon 90 days notice before the applicable renewal date.  The employment agreement provides that Mr. Newbury receive an annual cash compensation of $190,000.

The amounts included for 2011 in the “Stock Awards” column above reflect grants of nonvested stock, which were granted on June 8, 2011, with vesting contingent upon achievement of certain performance goals.

The amounts included for Mr. Newbury for 2010 in the “Option Awards” column above reflect awards to purchase 250,000 shares of our common stock granted to Mr. Newbury on February 19, 2010 under the Plan. The options are scheduled to vest over three years ratably beginning one year from grant date, and have an exercise price of $0.122.

Outstanding Equity Awards at December 31, 2011

The following table summarizes outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2011 for our Named Officers. The table also summarizes nonvested stock awards assuming a market value of $0.05 per share (the closing market price of the Company’s stock on December 30, 2011).  See Note 8, “Share-Based Compensation” to our consolidated financial statements included in this Report for additional information.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($) (1)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Ronald E. Smith	-	2,500,000	0.09	6/8/2016	2,500,000	125,000
Eugene L. Butler	-	2,500,000	0.09	6/8/2016	2,500,000	125,000
	6,666,666	3,333,334	0.10	9/1/2014
	1,333,334	666,666	0.12	3/23/2014
Michael J. Newbury	-	1,000,000	0.09	6/8/2016	1,000,000	50,000
	83,334	166,666	0.12	2/19/2015

(1)
The exercise price is equal to the closing price of Deep Down’s common stock on the grant date.  These options will vest in three equal increments on each anniversary of the grant date, subject to continued employment with Deep Down through these vesting dates.

(2)
Each option grant has a five-year term.  Each option is scheduled to vest in three equal increments on each anniversary of the grant date, subject to continued employment with Deep Down through these vesting dates.

(3)
The restrictions on these shares of nonvested stock will lapse in one-third increments on each anniversary of the grant date, subject to achievement of both the performance-based and service-based conditions.

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

In the event of termination of the Executive’s employment for any reason, he will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the Executive is entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which the Executive is a participant as of the date of termination.  In addition, subject to executing a general release in favor of us, the Executive will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by the Executive with “good reason.”  These severance payments include the following:

(i) a lump sum in cash equal to one times the Executive’s annual base salary (at the rate in effect on the date of termination), provided, however, that if such termination occurs prior to the date that is twelve months following a change of control, then such payment will be equal to three times the Executive’s annual base salary (at the rate in effect on the date of termination);

(ii) a lump sum in cash equal to the average annual bonus paid to the Executive for the prior two full fiscal years preceding the date of termination; provided, however, that if such termination occurs prior to the date that is twelve months following a change of control, then such payment will be equal to two times the average annual bonus paid to the Executive for the prior two full fiscal years preceding the date of termination;

(iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under our annual incentive bonus arrangement; provided, however, that such pro rata portion shall be calculated based on the Executive’s annual bonus for the previous fiscal year; but if no previous annual bonus has been paid to the Executive, then the lump sum cash payment shall be no less than fifty percent of Executive’ annual base salary; and

(iv) if the Executive’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the Executive shall immediate vest and become exercisable.

Each of the Executives have agreed to not, during the respective term of his employment and for a one-year period after his termination, engage in “Competition” (as defined in the Employment Agreement) with us, solicit business from any of our customer or potential customers, solicit the employment or services of any person employed by or a consultant to us on the date of termination or with six months prior thereto, or otherwise knowingly interfere with our business or accounts or any of our subsidiaries.

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

Compensation of Directors

The Company’s Audit Committee of the Board of Directors made all decisions regarding director compensation. Only directors, who are not employees of the Company or any of its subsidiaries or affiliates (“Independent Directors”), are entitled to receive a fee, plus reimbursement of reasonable out-of-pocket expenses incurred to attend Board and Board committee meetings.  Mr. Smith, Mr. Butler and Ms. Budrunas, who are also employees of the Company, do not receive any additional cash or equity-based compensation for their services as directors.

The Company uses a combination of cash and equity-based compensation, in the form of restricted stock and options to purchase common shares, to attract and retain qualified candidates to serve on the Board.  We believe our compensation arrangement for Independent Directors’ is comparable to the standards of peer companies within our industry and geographical location.

In August 2010, the Board approved a standard cash compensation arrangement for Independent Directors’ annual retainer fees and meeting attendance fees.

The following table summarizes our standard compensation arrangement for Independent Directors:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Mark R. Hollinger (1)	32,000	(2)	-	(3)	-	-	32,000

(1)	Mr. Hollinger was appointed as an independent director to the Board effective April 9, 2010 and served as Chairman of the Audit Committee until his resignation in November 2011.

(2)	Cash payments to Mr. Hollinger in the fiscal year 2011 included: $22,000 annual retainer fees and $10,000 meeting attendance fees.

(3)	666,666 shares of nonvested stock, previously granted in May 2010, par value $0.001 per share, were forfeited due to Mr. Hollinger’s resignation in November 2011.

Cash Compensation

Outside directors are entitled to receive attendance fees of $2,000 per meeting of the Board of Directors, which are attended in person, plus $1,000 per meeting attended by telephone or other electronic means.  All directors are also entitled to reimbursement of expenses.  Additionally, outside directors serving in specified committee positions are also entitled to receive the following annual retainers:

Board of Directors	$12,000
Chairman of the Audit Committee	$10,000
Chairman of the Compensation Committee	$10,000
Chairman of the Governance Committee	$5,000

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 28, 2012, concerning the beneficial ownership of shares of Common Stock of Deep Down by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law. Unless otherwise indicated, the address for each of the individuals listed below is c/o Deep Down, Inc., 8827 W. Sam Houston Pkwy North, Suite 100, Houston, Texas 77040.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percent of Outstanding Common Stock (2)

Goldman Capital Management, Inc. (3)	13,411,034		6.3%

Directors and Executive Officers:
Ronald E. Smith (4)	28,224,295		13.3%
Mary L. Budrunas (4)	18,613,005		8.7%
Eugene L. Butler	11,964,994	(5)	5.6%
Michael J. Newbury	1,166,667	(6)	*
Ira B. Selya	750,000	(7)	*

All directors and officers as a group (5 persons)	60,718,961	(8)	28.5%

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

(2)	The percentages in the table are calculated using the total shares outstanding plus the number of securities that can be acquired within 60 days of March 28, 2012 or a total of 212,907,065 shares.
(3)
Based on a Schedule 13G filed with the SEC dated January 27, 2012, Goldman Capital Management, Inc. may be deemed the beneficial owners of 13,411,034 shares outstanding as of January 24, 2012.  The principal executive office address for Goldman Capital Management, Inc. is 767 Third Avenue, New York, NY 10017.

(4)
Mr. Smith and Ms. Budrunas are married and hold an aggregate of 46,837,300 shares of common stock, or 22 percent. Amount includes 2,500,000 shares of restricted stock issued to Mr. Smith which vest in three equal installments on June 8, 2012, June 8, 2013 and June 8, 2014.

(5)
Includes 8,666,666 shares of Deep Down’s common stock that Mr. Butler has the right to acquire by exercise of stock options within 60 days of March 28, 2012 and 2,500,000 shares of restricted stock issued to Mr. Butler which vest in three equal installments on June 8, 2012, June 8, 2013 and June 8, 2014.

(6)
Includes 166,667 shares of Deep Down’s common stock that Mr. Newbury has the right to acquire by exercise of stock options within 60 days of March 28, 2012 and 1,000,000 shares of restricted stock issued to Mr. Newbury which vest in three equal installments on June 8, 2012, June 8, 2013 and June 8, 2014.

(7)	Includes 750,000 shares of restricted stock issued to Mr. Selya which vest in three equal installments on June 8, 2012, June 8, 2013 and June 8, 2014.
(8)
Shares include 8,833,333 shares of Deep Down’s common stock that executive officers and directors have the right to acquire by exercise of stock options or restricted stock that are vested within 60 days of March 28, 2012.

Disclosure regarding our equity compensation plans as required by this item is incorporated by reference to the information set forth under Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

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

Additionally, during the year ended December 31, 2010, we recorded expenses to JUMA, a company owned by Ronald E. Smith, and his wife Mary L. Budrunas, Corporate Secretary and Director of Deep Down, in the amount of $35; there was no balance due as of December 31, 2010. Payments related to the monthly rental of a boat owned by JUMA, in connection with the development of marine technology as discussed above. The board of directors approved the arrangement between JUMA and Deep Down with a termination date of December 31, 2010.

There were no material related party transactions during the year ended December 31, 2011.

Director Independence

Mark Hollinger was an independent director until his resignation on November 3, 2011.  Effective November 3, 2011, none of the Company’s directors are independent. Under the NASDAQ standards for “independence”, none of our directors would qualify as independent generally or with respect to any specific independence requirements for any committee member. However, as the Company is not traded on the NASDAQ, the Company is not required to comply with NASDAQ independence requirements at this time.  At such time, if ever, as the Company is traded on NASDAQ or any alternative exchange, which requires director independence, the Company plans to take steps at that time to comply with such independence requirements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

We retained HEIN & Associates, LLP (“HEIN”) as our principal accountant in 2011.  We had no relationship with HEIN prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to HEIN for audit services rendered in connection with our consolidated financial statements and reports for the year ended December 31, 2011, and for other services rendered during that year on behalf of Deep Down and its subsidiaries, and fees billed to us by KPMG, LLP for audit and other services during 2010:

	December 31, 2011	December 31, 2010
(i) Audit Fees	$134,641	$821,700
(ii) Audit Related Fees	-	-
(iii) Tax Fees	75,192	118,307
(iv) All Other Fees	-	-

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

All Other Fees:  None.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors pre-approves all audit and permissible non-audit services provided by HEIN. These services may include audit services, audit-related services, tax services and other services. The Board of Directors may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more directors. If so delegated, the director must report any pre-approval decision to the Board of Directors at its first meeting after the pre-approval was obtained.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial statements of Deep Down, Inc. and subsidiaries are filed as part of this Report under Item 8 – Financial Statements and Supplementary Data:

(b)	Exhibits.

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

4.4	6% Subordinated Debenture of Deep Down, Inc. dated March 31, 2008 (incorporated herein by reference from Exhibit 4.1 to our Form 10-Q filed with the Commission on May 16, 2008).
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

10.18	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.19†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).
10.20†
Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.21†
Employment Agreement, dated effective as of February 17, 2010, between Deep Down, Inc. and Michael J. Newbury (incorporated by reference from Exhibit 10.30 to our Form 10-K filed with the Commission on April 15, 2010).

10.22†	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).
10.23
Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).

10.24
Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).

10.25
Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).

10.26
Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).

10.27
Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).

10.28
Waiver Agreement, dated April 28, 2010, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 5, 2010).

10.29
Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).

10.30
Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).

10.31
Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed January 5, 2011).

10.32
Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed January 5, 2011).

10.33
First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed March 8, 2011).

10.34	Waiver dated March 25, 2011, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.41 to our Form 10-K filed April 15, 2011).
10.35
Second Amendment to Amended and Restated Credit Agreement, dated April 12, 2011, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated by reference from Exhibit 10.42 to our Form 10-K filed April 15, 2011).

10.36
Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed June 15, 2011).

10.37	Stock Repurchase Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed June 15, 2011).
10.38	Acquisition Term Note, dated June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed June 15, 2011).
10.39
Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed October 14, 2011).

14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct. (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
16.1	Letter, dated July 14, 2009, from Malone & Bailey, PC to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed on July 14, 2009).
16.2	Letter, dated June 30, 2010, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed July 7, 2010).
16.3	Letter, dated June 16, 2011, from KPMG LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed June 16, 2011).
21.1*	Subsidiary list.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.
# Furnished herewith.
† Exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.

By:	/s/ Eugene L. Butler
Eugene L. Butler Executive Chairman and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ Ronald E. Smith	President, Chief Executive Officer and Director
Ronald E. Smith	(Principal Executive Officer)

/s/ Eugene L. Butler	Executive Chairman and Chief Financial Officer
Eugene L. Butler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mary L. Budrunas	Vice-President, Corporate Secretary and Director
Mary L. Budrunas

Date: March 29, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

4.4	6% Subordinated Debenture of Deep Down, Inc. dated March 31, 2008 (incorporated herein by reference from Exhibit 4.1 to our Form 10-Q filed with the Commission on May 16, 2008).
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

10.18	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.19†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).
10.20†
Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.21†
Employment Agreement, dated effective as of February 17, 2010, between Deep Down, Inc. and Michael J. Newbury (incorporated by reference from Exhibit 10.30 to our Form 10-K filed with the Commission on April 15, 2010).

10.22†	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed with the Commission on July 21, 2008).
10.23
Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).

10.24
Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).

10.25
Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).

10.26
Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).

10.27
Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).

10.28
Waiver Agreement, dated April 28, 2010, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 5, 2010).

10.29
Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).

10.30
Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).

10.31
Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed January 5, 2011).

10.32
Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed January 5, 2011).

10.33
First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed March 8, 2011).

10.34	Waiver dated March 25, 2011, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.41 to our Form 10-K filed April 15, 2011).
10.35
Second Amendment to Amended and Restated Credit Agreement, dated April 12, 2011, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated by reference from Exhibit 10.42 to our Form 10-K filed April 15, 2011).

10.36
Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed June 15, 2011).

10.37	Stock Repurchase Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed June 15, 2011).
10.38	Acquisition Term Note, dated June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed June 15, 2011).
10.39
Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed October 14, 2011).

14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct. (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
16.1	Letter, dated July 14, 2009, from Malone & Bailey, PC to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed on July 14, 2009).
16.2	Letter, dated June 30, 2010, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed July 7, 2010).
16.3	Letter, dated June 16, 2011, from KPMG LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed June 16, 2011).
21.1*	Subsidiary list.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
* Filed herewith.
# Furnished herewith.
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

/s/ KPMG LLP

April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Deep Down, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Deep Down, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statement of operations, changes in shareholders' equity and cash flows for year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deep Down, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Deep Down, Inc.’s internal control over financial reporting as of December 31, 2011 included in Item 9A of Part II in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP

Hein & Associates LLP
Houston, Texas

March 29, 2012

DEEP DOWN, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,979	$3,730
Accounts receivable, net of allowance of $27 and $245, respectively	5,854	5,518
Inventory	232	223
Costs and estimated earnings in excess of billings on uncompleted contracts	84	-
Prepaid expenses and other current assets	262	267
Total current assets	11,411	9,738
Property, plant and equipment, net	12,036	11,676
Investment in joint venture	1,163	3,146
Intangibles, net	2,502	2,908
Goodwill	4,916	4,916
Other assets	416	1,240
Total assets	$32,444	$33,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,566	$5,719
Billings in excess of costs and estimated earnings on uncompleted contracts	1,767	446
Deferred revenues	260	315
Current portion of long-term debt	2,893	1,609
Total current liabilities	7,486	8,089
Long-term debt, net	173	2,443
Total liabilities	7,659	10,532

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 490,000 shares authorized, 204,874 and 207,399 shares, respectively, issued and outstanding	205	207
Additional paid-in capital	63,309	63,751
Accumulated deficit	(38,729)	(40,866)
Total stockholders' equity	24,785	23,092
Total liabilities and stockholders' equity	$32,444	$33,624

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010

Revenues	$27,441	$42,471
Cost of sales:
Cost of sales	18,700	26,559
Depreciation expense	1,223	2,327
Total cost of sales	19,923	28,886
Gross profit	7,518	13,585
Operating expenses:
Selling, general and administrative	8,379	13,964
Depreciation and amortization	667	1,731
Goodwill impairment	-	4,513
Total operating expenses	9,046	20,208
Operating loss	(1,528)	(6,623)
Other income (expense):
Interest expense, net	(301)	(510)
Loss on contribution of net assets of wholly-owned subsidiary to joint venture	-	(10,119)
Equity in net income (loss) of joint venture	4,392	(254)
Discontinuance of ERP system project	(941)	-
Other, net	460	266
Total other income (expense)	3,610	(10,617)
Income (loss) before income taxes	2,082	(17,240)
Income tax benefit (expense)	55	(175)
Net income (loss)	$2,137	$(17,415)

Net income (loss) per share, basic and diluted	$0.01	$(0.09)
Weighted-average number of common shares outstanding, basic and diluted	206,113	193,147

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Deficit	Total

Balance at December 31, 2009	180,451	$180	$61,161	$(23,451)	$37,890

Net loss	-	-	-	(17,415)	(17,415)
Issuance of common stock pursuant to a private placement	5,150	5	510	-	515
Issuance of restricted stock	1,798	2	(27)	-	(25)
Stock issued	20,000	20	1,380	-	1,400
Share-based compensation	-	-	727	-	727
Balance at December 31, 2010	207,399	$207	$63,751	$(40,866)	$23,092

Net income	-	-	-	2,137	2,137
Shares purchased and retired	(8,350)	(8)	(810)	-	(818)
Issuance of restricted stock	8,000	8	(8)	-	-
Nonvested shares forfeited and retired	(1,666)	(2)	2	-	-
Shares surrendered for payroll taxes and retired	(509)	-	(50)	-	(50)
Share-based compensation	-	-	424	-	424
Balance at December 31, 2011	204,874	$205	$63,309	$(38,729)	$24,785

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	For the Year Ended December 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,137	$(17,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	-	4,513
Discontinuance of ERP system project	941	-
Equity in net (income) loss of joint venture	(4,392)	254
Share-based compensation	424	727
Stock issued for services	-	14
Provision for bad debts	(223)	72
Depreciation and amortization	1,890	4,058
Gain on disposal of property, plant and equipment	(331)	(190)
Changes in assets and liabilities:
Accounts receivable	(113)	1,669
Inventory	(9)	79
Costs and estimated earnings in excess of billings on uncompleted contracts	(84)	267
Prepaid expenses and other current assets	345	233
Other assets	(55)	189
Accounts payable and accrued liabilities	(3,492)	2,827
Deferred revenues	(55)	227
Billings in excess of costs and estimated earnings on uncompleted contracts	1,321	(1,567)
Net cash used in operating activities	(1,696)	(4,043)

Cash flows from investing activities:
Cash distribution received from joint venture	6,375	-
Purchases of property, plant and equipment	(2,014)	(2,634)
Proceeds from sale of property, plant and equipment	508	251
Cash paid for patents	(7)	-
Investment in cost method securities	-	(25)
Cash paid for equity investment in joint venture	-	(1,400)
Contribution of net assets of wholly-owned subsidiary	-	10,119
Cash paid for capitalized software	(79)	(278)
Repayments received on (cash paid for) note receivable	16	(87)
Net cash provided by investing activities	4,799	5,946

Cash flows from financing activities:
Funds used for purchase of common stock	(818)	-
Proceeds from sale of common stock	-	1,901
Common stock surrendered for settlement of employee payroll taxes	(50)	(25)
Proceeds from bank term loan	800	-
Repayments of long-term debt	(1,786)	(961)
Net cash (used in) provided by financing activities	(1,854)	915
Increase in cash and equivalents	1,249	2,818
Cash and cash equivalents, beginning of year	3,730	912
Cash and cash equivalents, end of year	$4,979	$3,730

Supplemental schedule of operating, investing and financing activities:
Cash paid for interest	$278	$519
Prepaid insurance purchased on credit	$340	$305
Property, plant and equipment acquired with capital lease	$-	$253
Property, plant and equipment reclassified to other assets	$-	$100

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

NOTE 1:  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Deep Down, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Mako Technologies, LLC, a Nevada limited-liability company (“Mako”); Flotation Technologies, Inc., a Maine corporation and Deep Down International Holdings, LLC, a Nevada limited-liability company, (collectively referred to as “Deep Down”, “we”, “us” or the “Company”) is an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, flotation and Remote Operated Vehicles (“ROVs”) and related services. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Deep Down’s primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

As described below in Note 3, “Investment in Joint Venture”, effective December 31, 2010, we engaged in a transaction in which all of the operating assets and liabilities of our wholly-owned subsidiary, Flotation Technologies, Inc. (“Flotation”), along with other contributions we made, were contributed to a joint venture entity named Cuming Flotation Technologies, LLC (“CFT”), in return for a 20 percent common unit ownership interest in CFT.

On October 7, 2011, CFT consummated a transaction pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), by and between CFT and a Houston-based company (“Buyer”)  pursuant to which Buyer purchased from CFT (i) all of the issued and outstanding shares of capital stock of Cuming, (ii) the shares of 230 Bodwell Corporation, a Massachusetts corporation and subsidiary of Cuming, and (iii) certain assets that, immediately prior to closing, were acquired by Cuming, for a purchase price of $60,000 (less certain debt and subject to purchase price adjustment for working capital and potential earn-out payments).  Deep Down is entitled to 20 percent of the common equity proceeds (including earn-out payments) from the sale and will be subject to 20 percent of any indemnity obligations over the indemnity escrow amount (5 percent) pursuant to the Purchase Agreement.  Such indemnity obligation will be capped at the amount of proceeds Deep Down receives pursuant to that certain Indemnification and Contribution Agreement dated October 7, 2011 (the “Indemnification Agreement”).  Deep Down’s proceeds received from the sale were approximately $6,375, which does not include any potential earn-out payments.  The proceeds of approximately $6,375 are comprised of a $3,400 return of capital to Deep Down and Flotation and an estimated $2,975 distribution of Deep Down and Flotation’s share of the estimated profit on the sale.  These sums do not include incremental proceeds anticipated from the return of escrow or future earn-out payments.

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

During our fiscal years ended December 31, 2011 and 2010, we have supplemented the financing of our capital needs primarily through debt financings.  Most significant in this regard has been our debt facility we have maintained with Whitney National Bank (“Whitney”). Our loans outstanding under the Amended and Restated Credit Agreement with Whitney (the “Restated Credit Agreement”) become due on April 15, 2012.  We will need to raise additional debt or equity capital or renegotiate the existing debt prior to such date.  We are currently in discussions with several lenders who have expressed interest in refinancing our debt. Our plan is to refinance the outstanding indebtedness under the Restated Credit Agreement or seek terms with Whitney that will provide an extension of such Restated Credit Agreement along with additional liquidity.  However, we cannot provide any assurance that any financing will be available to us on acceptable terms or at all.  If we are unable to raise additional capital or renegotiate our existing debt, we project that we will have cash reserves sufficient to retire all of our debt, plus accrued interest thereon, upon its maturity on April 15, 2012.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

Although the factors described above create uncertainty, if our planned financial results are achieved, we believe that we will have adequate liquidity to meet our future operating requirements, and we believe we will be able to raise additional capital or renegotiate our existing debt.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2011 and 2010. All intercompany transactions and balances have been eliminated.

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

Segments

Effective December 31, 2010, we contributed all of Flotation’s operating assets and liabilities to CFT. Therefore, for the fiscal year ended December 31, 2011, our operating segments, Deep Down Delaware and Mako have been aggregated into a single reporting segment. For the fiscal year ended December 31, 2010, our operating segments, Deep Down Delaware, Mako and Flotation have been aggregated into this single reporting segment. While the operating segments have different product lines, they are very similar. They are all service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.  Our operations are located in the United States, although we occasionally generate sales to international customers.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

Our financial instruments consist primarily of cash equivalents, trade receivables and payables and debt instruments.  The carrying values of cash equivalents, accounts receivable, accounts payable and debt instruments approximate their fair values at December 31, 2011 and 2010 due to the short-term maturity of these instruments.

Accounts Receivable

Trade receivables are uncollateralized customer obligations due under normal trade terms. We provide an allowance for doubtful trade receivables based on a specific review of each customer’s trade receivable balance with respect to their ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2011 and 2010, we estimated the allowance for doubtful accounts to be $27 and $245, respectively. Provision for bad debt (credit) expense totaled $(223) and $72 for the years ended December 31, 2011 and 2010, respectively.

Concentration of Credit Risk

As of December 31, 2011, five of our customers accounted for 18 percent, 13 percent, 12 percent, 9 percent and 6 percent of total accounts receivable. As of December 31, 2010, five of our customers accounted for 19 percent, 18 percent, 16 percent, 12 percent and 8 percent of total accounts receivable.

For the year ended December 31, 2011, our four largest customers accounted for 26 percent, 13 percent, 13 percent and 12 percent of total revenues.  For the year ended December 31, 2010, our five largest customers accounted for 24 percent, 11 percent, 9 percent, 9 percent and 7 percent of total revenues.

Inventory

Inventory, which consists of materials used in our operations, is stated at lower of cost (first-in, first out) or net realizable value.

Long-Lived Assets

Property, Plant and Equipment. Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is our policy to include amortization expense on assets acquired under capital leases with depreciation expense on owned assets. Additionally, we record depreciation expense related to revenue-generating assets as a component of Cost of Sales in the accompanying statements of operations.

Goodwill. Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. We evaluate the carrying value of goodwill annually on December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition. For purposes of our annual impairment test, our reporting units are the same as our operating segments discussed above.

The test for goodwill impairment is a two-step approach. The first step is to compare the estimated fair value of any reporting units within the Company that have goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the operating segment. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to a reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the carrying value of goodwill for the reporting unit, and the carrying value is written down to the hypothetical amount, if lower.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

There was no impairment of goodwill for the year ended December 31, 2011.  Goodwill impairment expense of $4,513 was recognized for the year ended December 31, 2010.

Other intangible assets. Our other intangible assets generally consist of assets acquired related to previous business combinations and are comprised of customer lists, non-compete covenants with key employees and trademarks.  We amortize intangible assets over their useful lives ranging from six to twenty-five years on a straight-line basis.  We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, amortization methods, useful lives and the valuation of acquired other intangible assets. All the intangible assets of Flotation were contributed to CFT effective December 31, 2010; see additional discussion in Note 3, “Investment in Joint Venture.”

We test for the impairment of other intangible assets upon the occurrence of a triggering event. We base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations reflected in our budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

There was no impairment of other intangible assets for the years ended December 31, 2011 and 2010.

Equity Method Investments

Equity method investments in joint ventures are reported as investments in joint venture on the consolidated balance sheets, and our share of earnings or losses is included in the statements of operations and reported as equity in net income or loss of joint venture in the consolidated statements of operations.

Lease Obligations

We lease land, buildings, vehicles and certain equipment under non-cancellable operating leases.  Since February 2009, we have leased our corporate headquarters in Houston, Texas, under a non-cancellable operating lease. Mako leases office, warehouse and operating space in Morgan City, Louisiana, under a non-cancellable operating lease. We also lease certain office and other operating equipment under capital leases; the related assets are included with Property, Plant and Equipment on the consolidated balance sheets.

At the inception of a lease, we evaluate the agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for such an evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

Revenue Recognition

We recognize revenue once the following four criterion are met:  (i) persuasive evidence of an arrangement exists; (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectability is reasonably assured. Service revenue is recognized as the service is provided, and time and materials contracts are billed on a bi-weekly or monthly basis as costs are incurred. Customer billings for shipping and handling charges are included in revenue.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

From time to time, we enter into large fixed-price contracts.  The percentage-of-completion method is used as a basis for recognizing revenue on these contracts.  We recognize revenue as costs are incurred because we believe the incurrence of cost reasonably reflects progress made toward project completion.

Provisions for estimated losses on uncompleted large fixed-price contracts (if any) are recorded in the period in which it is determined a loss will be incurred.  Changes in job performance, job conditions, and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price.

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded on a percentage-of-completion basis but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones. Billings in excess of costs and estimated earnings on uncompleted contracts arise when milestone billings are permissible under the contract, but the related costs have not yet been incurred. All contract costs are recognized currently on jobs formally approved by the customer and contracts are not shown as complete until virtually all anticipated costs have been incurred and the risk of law has passed to the customer.

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

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends upon our ability to generate sufficient taxable income of the appropriate character in the future. This requires management to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider all reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state, and federal pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged in the period in which the determination is made, either to income or goodwill, depending upon when that portion of the valuation allowance was originally created.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

Share-based Compensation

We record share-based payment awards exchanged for employee services at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2011, we had two types of share-based employee compensation: stock options and restricted stock.

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

Earnings/(Loss) per Common Share

Basic EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares and dilutive common stock equivalents (stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options and warrants to purchase common stock were exercised for shares of common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

NOTE 2:  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of costs and estimated earnings in excess of billings on uncompleted contracts are summarized below:

	December 31, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$473	$319
Estimated earnings on uncompleted contracts	179	151
	652	470
Less: Billings to date on uncompleted contracts	(2,335)	(916)
	$(1,683)	$(446)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$84	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,767)	(446)
	$(1,683)	$(446)

The balances in billings in excess of costs and estimated earnings on uncompleted contracts at December 31, 2011 and December 31, 2010 consisted of milestone billings related to large fixed-price fabrication projects.

NOTE 3:  INVESTMENT IN JOINT VENTURE

On December 31, 2010, we and our wholly-owned subsidiary Flotation, entered into a Contribution Agreement by and among us, Flotation, Cuming Flotation Technologies, LLC, a Delaware limited liability company (“CFT”), and Flotation Investor, LLC, a Delaware limited liability company (“Holdings”), pursuant to which Flotation contributed all of its operating assets to CFT in exchange for common units of CFT and the assumption by CFT of all liabilities of Flotation (other than an intercompany corporate overhead payable from Flotation to Deep Down).  Pursuant to the Contribution Agreement, we also contributed to CFT $1,400 in cash and all of our rights and obligations under that certain Stock Purchase Agreement, dated May 3, 2010, as amended (the “Cuming SPA”), by and among the Company, Cuming Corporation, a Massachusetts corporation (“Cuming”), and the stockholders of Cuming, in exchange for common units of CFT.  Concurrently with the closing of the transactions described above, CFT contributed the assets and liabilities it acquired from Flotation to Flotation Tech, LLC, a Delaware limited liability company and a wholly-owned subsidiary of CFT.

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

In connection with the consummation of the foregoing described transaction, on December 31, 2010, we and Flotation entered into an Amended and Restated Limited Liability Company Agreement of CFT by and among us, Flotation and Holdings, each as a member of the CFT, to provide for the respective rights and obligations of the members of CFT.  We and Flotation collectively hold 20 percent of the common units of CFT.  Holdings holds 80 percent of the common units and 100 percent of the preferred units, which are entitled to a preferred return until the holder thereof receives a full return of its initial capital contribution.  Concurrent with the closing of the joint venture transaction on December 31, 2010, we entered into a Management Services Agreement to be effective as of January 1, 2011, with CFT, pursuant to which we agreed to provide CFT the services of certain officers and management personnel.  We amended this Management Services Agreement effective March 1, 2011 to, among other things, alter the minimum monthly fee we were paid by CFT (due partly to a change in the staffing levels for services and personnel we provide to CFT).

On October 7, 2011, CFT consummated a transaction pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), by and between CFT and a Houston-based company (“Buyer”)  pursuant to which Buyer purchased from CFT (i) all of the issued and outstanding shares of capital stock of Cuming, (ii) the shares of 230 Bodwell Corporation, a Massachusetts corporation and subsidiary of Cuming, and (iii) certain assets that, immediately prior to closing, were acquired by Cuming, for a purchase price of $60,000 (less certain debt and subject to purchase price adjustment for working capital and potential earn-out payments).  Deep Down is entitled to 20 percent of the common equity proceeds (including earn-out payments) from the sale and will be subject to 20 percent of any indemnity obligations over the indemnity escrow amount (5 percent) pursuant to the Purchase Agreement.  Such indemnity obligation will be capped at the amount of proceeds Deep Down receives pursuant to that certain Indemnification and Contribution Agreement dated October 7, 2011 (the “Indemnification Agreement”).  Deep Down’s proceeds received from the sale were approximately $6,375, which does not include any potential earn-out payments.  The proceeds of approximately $6,375 are comprised of a $3,400 return of capital to Deep Down and Flotation and an estimated $2,975 distribution of Deep Down and Flotation’s share of the estimated profit on the sale.  These sums do not include incremental proceeds anticipated from the return of escrow or future earn-out payments.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
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

The fair value of our investment in CFT as of December 31, 2010 was the $3,400 value assigned to our common units of CFT.  A gain or loss is recognized on the difference between the determined fair value of our investment in CFT and the book value of the net assets contributed. Below is a calculation of the loss we recognized on the contribution of net assets to CFT:

December 31, 2010
Book value of Flotation net assets	$12,119
Cash contribution by Deep Down to CFT	1,400
Total book value of contributions to CFT	13,519
Less: Fair value of Investment in CFT	(3,400)
Loss on contribution of Flotation	$10,119

Below are unaudited condensed consolidated balance sheets of CFT as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Current assets	$6,903	$53,784
Property, plant and equipment, net	2,065	17,896
Intangible assets	-	14,719
Other assets	2	60
Total assets	$8,970	$86,459

Current liabilities	$3,155	$59,962
Long-term debt	-	2,019
Equity	5,815	24,478
Total liabilities and equity	$8,970	$86,459

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

Below are unaudited condensed consolidated statements of operations of CFT for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,
	2011	2010
Sales	$88,533	$-
Cost of production	(70,500)	-
Gross profit	18,033	-
Operating expenses	(11,660)	(2,550)
Income (loss) from operations	6,373	(2,550)
Gain on sale of investment	30,133	-
Other (expense) income, net	(11,753)	1,278
Income (loss) before income taxes	24,753	(1,272)
Provision for income taxes	(2,175)	-
Net income (loss)	$22,578	$(1,272)

The components of our Investment in joint venture as of December 31, 2011 and December 31, 2010 are as follows:

Contribution to CFT for the year ended December 31, 2010	$3,400
Equity in net loss of CFT for the year ended December 31, 2010	(254)
Investment in joint venture, December 31, 2010	3,146
Equity in net income of CFT for the year ended December 31, 2011	4,392
Cash distribution from CFT for the year ended December 31, 2011	(6,375)
Investment in joint venture, December 31, 2011	$1,163

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010	Range of Asset Lives
Land	$1,492	$1,492	-
Buildings and improvements	1,540	1,540	7 - 36 years
Leasehold improvements	221	221	2 - 5 years
Equipment	12,113	9,709	2 - 30 years
Furniture, computers and office equipment	1,101	930	2 - 8 years
Construction in progress	440	1,605	-

Total property, plant and equipment	16,907	15,497
Less: Accumulated depreciation	(4,871)	(3,821)
Property, plant and equipment, net	$12,036	$11,676

Included in property, plant and equipment are assets under capital lease of $313 and $870 at December 31, 2011 and 2010, respectively, with related accumulated amortization of $44 and $332 at December 31, 2011 and 2010, respectively.

Depreciation expense excluded from cost of sales in the accompanying statements of operations, was $254 and $329 for the years ended December 31, 2011 and 2010, respectively. Depreciation expense, included in “Cost of sales” in the accompanying statements of operations, was $1,223 and $2,327 for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, construction in progress represents assets that are not ready for service or are in the construction stage. We will begin depreciating these assets once they are placed in service.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses.

The change in the carrying value of goodwill during the years ended December 31, 2011 and 2010 is set forth below:

Carrying amount as of December 31, 2009	$9,429
Goodwill impairment, year ended December 31, 2010	(4,513)
Carrying amount as of December 31, 2011 and 2010	$4,916

The decrease in 2010 was due to the impairment charge as discussed below.

Because quoted market prices for our individual operating segments are not available, management must apply judgment in determining the estimated fair value of our operating segments for purposes of performing an annual goodwill impairment test. Management uses all available information to make these fair value determinations, including the discounting of operating segments’ projected cash flows, publicly traded company multiples and recent merger and acquisition transaction values as a multiple of earnings.  A key component of these fair value determinations is an assessment of the fair value using discounted cash flows and other market-related valuation models in relation to our market capitalization.

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

At December 31, 2011, our management completed the annual impairment test of goodwill. There was no impairment indicated at December 31, 2011.

Previously, we assessed the market conditions and concluded, as of September 30, 2010, that a triggering event had occurred that required an impairment analysis of goodwill for each operating segment.  Management’s calculations indicated, due to a number of factors, including the global economic environment, increased costs of capital and the decrease in our market capitalization, that the calculations for the reporting units (operating segments) of Mako and Flotation each indicated their respective net book value exceeded its fair value and, accordingly, we estimated the implied fair value of the goodwill for each reporting unit. The calculation for Deep Down Delaware did not indicate any impairment of goodwill.  We used the estimated fair value of each reporting unit from the first step as the purchase price in a hypothetical acquisition of the respective reporting unit. We recognized a goodwill impairment of $2,430 for Mako and $2,083 for Flotation. The impairment was recorded in operating expenses in the consolidated statement of operations for the year ended December 31, 2010. This non-cash charge did not impact our liquidity position, debt covenants or cash flows.

We estimated the fair value of the reporting units using discounted cash flows and earnings multiples of comparable publicly traded companies. The key discounted cash flow assumptions used to determine the fair value of our reporting units included: a) cash flow periods of six years with various annual revenue growth rates as estimated by management, b) terminal values based on the terminal cash flow growth rate and the capitalization rate (weighted average cost of capital – terminal growth rate) and c) a weighted average cost of capital of 26.2 percent and 27.9 percent for Flotation and Mako, respectively. The remaining goodwill by operating segment was $4,472 and $444 for Deep Down and Mako, respectively, as of December 31, 2010.

Determining the fair value of an operating segment is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. Unanticipated changes in revenue, gross margin, long-term growth factor or discount rate could result in a material impact on the estimated fair values of our operating segments which could result in additional goodwill impairment in future periods.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

Other Intangible Assets

Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.  Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Estimated intangible asset values, net of recognized amortization expense include the following:

		December 31, 2011			December 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationship	6 Years	$2,845	$(1,442)	$1,403	$2,845	$(1,092)	$1,753
Non-compete covenant	5 Years	455	(425)	30	455	(415)	40
Trademarks and other	17 - 25 Years	1,254	(185)	1,069	1,247	(132)	1,115
Total		$4,554	$(2,052)	$2,502	$4,547	$(1,639)	$2,908

There was no triggering event or impairment to intangible assets at December 31, 2011. We previously assessed the market conditions and concluded, as of September 30, 2010, that a triggering event had occurred that required an impairment analysis of long-lived intangible assets. For the nine months ended September 30, 2010, the analysis determined that there was no impairment of long-lived assets as of September 30, 2010.  Fair values for technology and customer relationships were based upon an excess earnings methodology. Fair value for non-compete agreements was based on the expected differential cash flow of the operating segment between “with non-compete agreements” and “without non-compete agreements” scenarios.

Estimated amortization expense for each of the five subsequent fiscal years and thereafter is expected to be:

Years ended December 31,:
2012	$413
2013	413
2014	413
2015	403
2016	53
Thereafter	807
$2,502

NOTE 6:  LONG-TERM DEBT

At December 31, 2011 and 2010 long-term debt consisted of the following:

	December 31, 2011	December 31, 2010
Secured credit agreement - Whitney Bank	$2,342	$2,917
6% Subordinated debenture	210	500
Capital lease obligations	514	635
Total bank debt	3,066	4,052
Less: Current portion of long-term debt	(2,893)	(1,609)
Long-term debt, net of current portion	$173	$2,443

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

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

At the time of such amendment and restatement, we had $850 outstanding under the revolving line of credit.  Per the terms of the amended and restated credit agreement this amount was converted to a further term loan requiring repayment in monthly installments of $40, plus the amount of accrued and unpaid interest, with a final balloon payment of unpaid amounts to be made at maturity on April 15, 2011.

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

On April 14, 2011, we further amended the amended and restated credit agreement to extend the maturity dates of the indebtedness thereunder from April 15, 2011 to April 15, 2012.  Under such extensions, we expect the final payments of the December 2008 and April 2010 term loans to be made on January 2, 2012 and February 1, 2012, respectively; and these payments occurred as scheduled.  Under the terms of the extension, the May 2009 term loan will require a balloon payment of approximately $1,820 on April 15, 2012.

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

As of December 31, 2011, the outstanding principal balances of the June 2011, April 2010, May 2009 and December 2008 term loans were $410, $50, $1,845 and $37, respectively.

Our credit agreement with Whitney obligates us to comply with the following financial covenants, which we were in compliance with as of December 31, 2011:

●	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of December 31, 2011: 0.46 to 1.0.

●
Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of December 31, 2011: 2.73 to 1.0.

●
Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $13,000; actual Tangible Net Worth as of December 31, 2011: $17,367.

●
Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

We had previously amended the terms of the amended and restated credit agreement on December 31, 2010 to obtain the lender’s consent concerning (i) our contribution of Flotation’s net assets to CFT; (ii) our issuance of shares to Holdings and (iii) our use of proceeds from such issuance of shares to make a further cash contribution to CFT.  This amendment allowed us to complete the acquisition of Cuming and to form CFT, to which we contributed all of the operating assets and liabilities (including the bank debt, but excluding one intercompany corporate overhead payable) of Flotation.  See Note 3, “Investment in Joint Venture”, for further information.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

A result of the consummation of the joint venture transaction on December 31, 2010 was that we were required to expense all acquisition costs and write down the value of contributed Flotation net assets as of such date in order to establish the fair value of our investment in CFT.  The recognition of such expenses and related write down caused us not to be in compliance with certain financial covenants under the amended and restated credit agreement as of December 31, 2010.  On March 25, 2011 we obtained a waiver for such noncompliance.

Other Debt

We have a subordinated debenture in the original outstanding principal amount of $500 that originated from the exchange of preferred stock in a prior year.  The subordinated debenture has a fixed interest rate of 6.0 percent per annum, and interest is required to be paid annually on March 31st.  The subordinated debenture matured on March 31, 2011 and we made the payment of accrued interest as required.  However, we agreed to terms for an extension of the maturity of the subordinated debenture to May 2012.  As of December 31, 2011, the principal balance of the subordinated debenture was $210.  We paid off the remaining balance of the subordinated debenture on February 8, 2012.

NOTE 7:  EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net earnings (loss) per common share calculation:

	Year Ended December 31,
	2011	2010
Numerator:
Net income (loss)	$2,137	$(17,415)

Denominator:
Weighted average number of common shares outstanding	206,113	193,147
Effect of dilutive securities	-	-
Denominator for diluted earnings per share	206,113	193,147

Net income (loss) per common share outstanding, basic and diluted	$0.01	$(0.09)

There were no potentially dilutive securities included in the computation of diluted earnings (loss) per share for the years ended December 31, 2011 and 2010 because their inclusion would be anti-dilutive.

NOTE 8:  SHARE-BASED COMPENSATION

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Share-based compensation, and the corresponding income tax benefit related to the expense, is recognized as provided under the applicable authoritative guidance which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite vesting periods based on their fair values. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of share-based compensation recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity. The options granted under the Plan have vesting periods that range from immediate vesting to vesting over five years, and the contract terms of the options granted are up to ten years. We expense all stock options on a straight-line basis, net of estimated forfeitures, over the requisite service periods.  Under the Plan, the total number of options permitted is 15 percent of issued and outstanding common shares.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

Summary of Shares of Nonvested Stock (also commonly referred to as restricted stock)

During the year ended December 31, 2011, we granted 8,000 shares of nonvested stock to management and certain key employees, par value $0.001 per share.  These nonvested shares were granted on June 8, 2011, and had a fair value grant price of $0.09 per share, based on the closing price of Deep Down’s common stock on that day (the “2011 Stock Grant”).

The vesting of the 2011 Stock Grant was based upon two conditions. The first condition was performance-based, as the Company must achieve certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets in order for these granted shares to vest. The second condition was service-based. The restrictions on the 2011 Stock Grant will lapse in equal one-third increments on each anniversary of the grant date, subject to achievement of both the performance-based and service-based conditions.

Management determined that a 50 percent estimated forfeiture rate was appropriate for the service-based condition of the 2011 Stock Grant. Management has also determined that it is probable that the first EBITDA target will be achieved by the Company. The share-based compensation associated with the 2011 Stock Grant is $120, after a 50 percent reduction for estimated forfeitures. Based on management’s assumptions, a total of $70 of share-based compensation related to the 2011 Stock Grant has been amortized in the year ended December 31, 2011.

We are amortizing the share-based compensation expense of all other prior year grants of nonvested stock using a 0 percent estimated forfeiture rate.  A total of $15 of share-based compensation related to all other previous grants has been amortized in the year ended December 31, 2011.

During the year ended December 31, 2011, 1,000 shares of nonvested stock, previously granted to an executive in May 2010, par value $0.001 per share, were forfeited due to the resignation of the executive.  Additionally, 667 shares of nonvested stock, previously granted to a nonemployee director in May 2010, par value $0.001 per share, were forfeited due to the resignation of the nonemployee director in November 2011.

For the year ended December 31, 2011 and 2010, we recognized a total of $85 and $182, respectively, of share-based compensation expense related to all outstanding shares of nonvested stock, which is included in Selling, general and administrative expenses on the consolidated statements of operations.  The unrecognized compensation cost for nonvested stock was $52 at December 31, 2011.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

The following table summarizes our stock activity of nonvested shares for the years ended December 31, 2011 and 2010. The aggregate intrinsic value is based upon the closing price of $0.05 of our common stock on December 30, 2011.

	Nonvested Shares	Weighted- Average Fair Value Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,100	$0.20	$37
Vested	(1,600)	0.27
Granted	2,000	0.09
Outstanding at December 31, 2010	3,500	0.23	$-
Forfeited	(1,667)	0.09
Vested	(1,833)	0.12
Granted	8,000	0.09
Outstanding at December 31, 2011	8,000	0.09	$720

Shares Withheld for Taxes

During the fourth quarter of 2011, we withheld 509 shares of our common stock from the vesting of nonvested shares granted to employees to satisfy tax withholding obligations of $50.  Once withheld, the shares were canceled and removed from the number of outstanding shares.  Accordingly, we reduced common stock and additional paid in capital on the consolidated balance sheet by an amount which equaled the fair market value of the withheld shares on the date of withholding and cancellation.  We subsequently remitted the amount withheld to the tax authority.

Summary of Stock Options

During the years ended December 31, 2011 and 2010, we granted 8,000 and 2,250 options, respectively. Based on the shares of common stock outstanding at December 31, 2011, there were approximately 30,731 options available for grant under the Plan as of that date. We expense all stock options on a straight-line basis, net of forfeitures, over the requisite expected service periods. The total share-based compensation expense recognized for stock options for the years ended December 31, 2011 and 2010 was $339 and $545, respectively.  As of December 31, 2011, the unrecognized compensation cost for outstanding stock options was $376.

The following table summarizes our stock option activity for the years ended December 31, 2011 and 2010. The aggregate intrinsic value is based on the closing price of $0.05 on December 30, 2011.

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2009	20,025	$0.35	2.5	$323
Grants	2,250	0.10
Cancellations & Forfeitures	(6,133)	0.83
Outstanding at December 31, 2010	16,142	0.13	2.9	$-
Grants	8,000	0.09
Cancellations & Forfeitures	(2,884)	0.26
Outstanding at December 31, 2011	21,258	0.10	2.4	$-
Exercisable at December 31, 2011	4,817	0.11	1.2	$-

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

The following summarizes our outstanding options and their respective exercise prices at December 30, 2011:

Exercise Price	Shares Underlying Options
$0.09	8,333
$0.10	10,000
$0.12	2,900
$0.65	25
21,258

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes model and is based on the following key assumptions for the year ended December 31, 2011:

December 31, 2011
Dividend yield	0%
Risk free interest rate	1.52%
Expected life of options	3.5 years
Expected volatility	98.2%

NOTE 9:  WARRANTS

We have issued warrants related to various transactions in previous years; a summary of warrant transactions follows for the year ended December 31, 2011. The aggregate intrinsic value is based on the closing price of $0.05 on December 30, 2011.

	Shares Underlying Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding and exercisable at December 31, 2010	639	0.78	1.3	$-
Outstanding and exercisable at December 31, 2011	439	0.82	1.0	$-

In connection with the purchase of Flotation in 2008, we issued warrants to purchase 200 shares of nonvested stock at $0.70 per share to an entity affiliated with the selling shareholders for the acquisition of related technology. Each warrant was exercisable, in whole or in part, until 39 months from the date of issuance. The fair value of the warrants was $122 on the date of the issuance, as calculated by the Black-Scholes model. These warrants expired, unexercised, on September 3, 2011. At December 31, 2011 and 2010, there were 439 and 639 warrants outstanding, respectively.

The following summarizes our outstanding warrants and their respective exercise prices at December 31, 2011:

Exercise Price	Shares Underlying Warrants
$0.75	320
$1.01	119
439

NOTE 10:  COMMON STOCK

Shares issued in connection with Securities Purchase Agreement

As discussed in Note 3, “Investment in Joint Venture”, on December 31, 2010, concurrent with our entry into the Contract Assignment and Amendment Agreement, we entered into the Securities Purchase Agreement, by and among the Company and Holdings, pursuant to which we sold and issued to Holdings 20,000 shares of our common stock for an aggregate purchase price of $1,400.  We then contributed these proceeds to CFT in return for common units of CFT.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

Private Placement, Fiscal Year 2010

Between April 25 and April 30, 2010, we sold 5,150 shares of our common stock in a private placement to accredited investors at a per-share price of $0.10 resulting in total proceeds of $501, net of $14 applied to an outstanding vendor invoice for services provided, which we used for working capital purposes.

NOTE 11:  INCOME TAXES

The provision for income taxes is comprised of the following for the years ended December 31, 2011 and 2010.  The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate before income taxes for the reasons set forth below for the years ended December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
Federal:
Current	$-	$-
Deferred	-	-
Total Federal	$-	$-
State:
Current	$(55)	$175
Deferred	-	-
Total State	$(55)	$175
Total income tax (benefit) expense	$(55)	$175

	For the Year Ended
	December 31, 2011	December 31, 2010
Income tax expense at federal statutory rate	34.00%	34.00%
State taxes, net of federal expense	4.41%	(0.41)%
Return to provision adjustments	44.42%	0.00%
Goodwill impairment	0.00%	(4.72)%
Valuation allowance	(83.56)%	(32.32)%
State rate differential	0.00%	2.10%
Permanent differences	0.23%	(0.28)%
Other, net	(2.13)%	0.63%
Total effective rate	(2.63)%	(1.00)%

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follow at December 31, 2011 and 2010:
	December 31, 2011	December 31, 2010
Deferred tax assets:
Allowance for bad debt	$10	$85
Net operating loss	5,801	4,091
Share-based compensation	523	121
Investment in joint venture	3,565	7,200
Other	36	15
Total deferred tax assets	$9,935	$11,512
Deferred tax liabilities:
Depreciation on property and equipment	$(1,966)	$(1,649)
Intangible amortization	(830)	(984)
Total deferred tax liabilities	$(2,796)	$(2,633)
Less: valuation allowance	(7,139)	(8,879)
Net deferred tax liabilities	$-	$-

We have $15,407 in net operating loss (“NOL”) carry forwards available to offset future or prior taxable income.  These federal NOL’s will expire at various dates through 2028. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years.  We have no uncertain tax positions at December 31, 2011.

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

At December 31, 2011, future minimum contractual lease obligations were as follows:

Years ended December 31,:	Capital Leases	Operating Leases
2012	$348	$474
2013	80	393
2014	72	320
2015	61	320
2016	-	78
Thereafter	-	-
Total minimum lease payments	$561	$1,585
Residual principal balance	-
Amount representing interest	(47)
Present value of minimum lease payments	$514
Less current maturities of capital lease obligations	341
Long-term contractal obligations	$173

Rent expense for the years ended December 31, 2011 and 2010 was $488 and $596, respectively.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit.  Letters of credit outstanding at December 31, 2011 and 2010 under the Whitney credit agreement are as follows:

Type	December 31, 2011	December 31, 2010
Performance	$500	$1,107
Warranty	592	0
Total	$1,092	$1,107

Employment Agreements

Certain of our Executives are employed under employment agreements containing severance provisions. In the event of termination of an Executive’s employment for any reason, the Executive will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the Executive is entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which the Executive is a participant as of the date of termination.

In addition, subject to executing a general release in favor of the Company, the Executive will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by the Executive with “good reason.” These severance payments include: (i) a lump sum in cash equal to one to three times the Executive’s annual base salary; ii) a lump sum in cash equal to one to two times the average annual bonus paid to the Executive for the prior two full fiscal years preceding the date of termination; (iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement, but no less than fifty percent of Executive’ annual base salary; and (iv) if the Executive’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the Executive shall immediately vest and become exercisable.

NOTE 13:  RELATED PARTY TRANSACTIONS

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

Additionally, during the year ended December 31, 2010, we recorded expenses to JUMA, a company owned by Ronald E. Smith, and his wife Mary L. Budrunas, Corporate Secretary and Director of Deep Down, in the amount of $35; there was no balance due as of December 31, 2010.  Payments related to the monthly rental of a boat owned by JUMA, in connection with the development of marine technology as discussed above. The board of directors approved the arrangement between JUMA and Deep Down with a termination date of December 31, 2010.

There were no material related party transactions during the year ended December 31, 2011.

Notes to Consolidated Financial Statements for the Years ended December 31, 2011 and 2010
(Amounts in thousands except per share amounts)

NOTE 14:  SUBSEQUENT EVENTS

On March 2, 2012, we completed the acquisition of 800 shares of our common stock in a private purchase transaction.  We paid $48 from cash on hand, to the seller in consideration for all of such seller’s shares of stock in Deep Down. The per share purchase price of $0.06 represented a per share amount 14 percent below the closing price of Deep Down’s common stock on that day.

On February 8, 2012, we paid off the remaining balance of the subordinated debenture.  See Note 6, “Long-Term Debt”, to the consolidated financial statements included in this Report for additional information.