Form 10-Q
period 2012-03-31
Deep Down, Inc.
filed 2012-05-15
CIK 1110607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

At May 10, 2012, there were 204,073,732 shares outstanding of Common Stock, par value $0.001 per share.

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

Document Summaries

Descriptions of documents and agreements contained in this Quarterly Report on Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2011, other periodic and current reports we file with the SEC or this Quarterly Report on Form 10-Q.

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

ii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iii

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except par value amounts)
ASSETS
Current assets:	March 31, 2012	December 31, 2011
Cash and cash equivalents	$4,231	$4,979
Accounts receivable, net of allowance of $48 and $27, respectively	4,692	5,854
Inventory	232	232
Costs and estimated earnings in excess of billings on uncompleted contracts	315	84
Prepaid expenses and other current assets	174	262
Total current assets	9,644	11,411
Property, plant and equipment, net	13,409	12,036
Investment in joint venture	1,055	1,163
Intangibles, net	2,421	2,502
Goodwill	4,916	4,916
Other assets	473	416
Total assets	$31,918	$32,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,112	$2,566
Billings in excess of costs and estimated earnings on uncompleted contracts	1,847	1,767
Deferred revenues	58	260
Current portion of long-term debt	1,156	2,893
Total current liabilities	5,173	7,486
Long-term debt, net	2,177	173
Total liabilities	7,350	7,659

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 490,000 shares authorized, 204,074 and 204,874 shares, respectively, issued and outstanding	204	205
Additional paid-in capital	63,393	63,309
Accumulated deficit	(39,029)	(38,729)
Total stockholders' equity	24,568	24,785
Total liabilities and stockholders' equity	$31,918	$32,444

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended
	March 31,
(In thousands, except per share amounts)	2012	2011

Revenues	$4,873	$6,284
Cost of sales:
Cost of sales	2,622	4,814
Depreciation expense	316	282
Total cost of sales	2,938	5,096
Gross profit	1,935	1,188
Operating expenses:
Selling, general and administrative	1,969	2,572
Depreciation and amortization	149	166
Total operating expenses	2,118	2,738
Operating loss	(183)	(1,550)
Other income (expense):
Interest expense, net	(52)	(90)
Equity in net loss of joint venture	(108)	(114)
Other, net	47	10
Total other expense	(113)	(194)
Loss before income taxes	(296)	(1,744)
Income tax expense	(4)	(15)
Net loss	$(300)	$(1,759)

Net loss per share, basic and diluted	$(0.00)	$(0.01)
Weighted-average common shares outstanding, basic and diluted	204,619	206,655

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
	For the Three Months Ended
	March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(300)	$(1,759)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in net loss of joint venture	108	114
Share-based compensation	131	131
Forgiveness of debt	(10)	-
Bad debt expense	45	-
Depreciation and amortization	465	448
Gain on disposal of property, plant and equipment	(47)	(10)
Changes in assets and liabilities:
Accounts receivable	1,117	1,038
Inventory	-	53
Costs and estimated earnings in excess of billings on uncompleted contracts	(231)	(53)
Prepaid expenses and other current assets	88	(8)
Other assets	68	11
Accounts payable and accrued liabilities	(454)	(1,505)
Deferred revenues	(202)	85
Billings in excess of costs and estimated earnings on uncompleted contracts	80	(216)
Net cash provided by (used in) operating activities	858	(1,671)

Cash flows from investing activities:
Purchases of property, plant and equipment	(550)	(499)
Proceeds from sale of property, plant and equipment	67	10
Cash paid for patents	(27)	-
Cash paid for exclusive product rights	(125)	-
Cash paid for capitalized software	-	(19)
Repayments on note receivable	-	4
Net cash used in investing activities	(635)	(504)

Cash flows from financing activities:
Cash paid for purchase of common stock	(48)	-
Repayments of long-term debt	(923)	(274)
Net cash used in financing activities	(971)	(274)
Change in cash and equivalents	(748)	(2,449)
Cash and cash equivalents, beginning of period	4,979	3,730
Cash and cash equivalents, end of period	$4,231	$1,281

Supplemental schedule of significant noncash transactions:
Property, plant and equipment acquired via capital lease	$1,200	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its wholly-owned subsidiaries (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q.  As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 29, 2012 with the Commission.

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

Segments

For the three months ended March 31, 2012 and 2011, our operating segments, Deep Down Delaware and Mako, have been aggregated into a single reporting segment.  While the operating segments have different product lines, they are very similar. They are both service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages.  Our operations are located in the United States, although we occasionally generate sales to international customers.

Subsequent Events

We have evaluated subsequent events from April 1, 2012 through the date of this Report.  See Note 13, “Subsequent Events”, for a discussion of an event which occurred subsequent to March 31, 2012 which requires additional disclosure in this Report.

NOTE 2: LIQUIDITY AND FINANCIAL CONDITION

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

Historically, we have supplemented the financing of our capital requirements through a combination of debt and equity transactions.  Most significant in this regard has been the credit facility we have maintained with Whitney Bank (“Whitney”). Our loans outstanding under our existing credit agreement with Whitney became due April 15, 2012.  We have negotiated an extension of the due date of our loans from Whitney to April 15, 2013.  We believe we will have sufficient liquidity to be able to repay these loans, plus accrued interest thereon, monthly as scheduled through April 15, 2013.

We had working capital of $4,471 at March 31, 2012.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

NOTE 3: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 4: BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND DEFERRED REVENUES

The components of billings in excess of costs and estimated earnings on uncompleted contracts are summarized below:

	March 31, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$1,320	$473
Estimated earnings on uncompleted contracts	654	179
	1,974	652
Less: Billings to date on uncompleted contracts	(3,506)	(2,335)
	$(1,532)	$(1,683)

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$315	$84
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,847)	(1,767)
	$(1,532)	$(1,683)

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at March 31, 2012 and December 31, 2011 consisted of significant unearned milestone billings on fixed-price contracts.

NOTE 5: INVESTMENT IN JOINT VENTURE

Effective December 31, 2010, we engaged in a transaction in which all of the operating assets and substantially all of the liabilities of Flotation were contributed, along with other contributions we made, to a joint venture entity named Cuming Flotation Technologies, LLC, in return for a 20 percent common unit ownership interest in CFT.

The components of our Investment in joint venture are summarized below:

Investment in joint venture, December 31, 2011	$1,163
Equity in net loss of CFT for the three months ended March 31, 2012	(108)
Investment in joint venture, March 31, 2012	$1,055

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

Summary joint venture financial data is as follows:

	For the Three Months Ended
	March 31,
	2012	2011

Revenues	$1,344	$31,528

Gross profit	$135	$7,200

Net loss	$540	$569

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	March 31, 2012	December 31, 2011	Asset Lives
Land	$1,492	$1,492	-
Buildings and improvements	1,540	1,540	7 - 36 years
Leasehold improvements	221	221	2 - 5 years
Equipment	13,359	12,113	2 - 30 years
Furniture, computers and office equipment	1,167	1,101	2 - 8 years
Construction in progress	822	440	-
Total property, plant and equipment	18,601	16,907
Less: Accumulated depreciation	(5,192)	(4,871)
Property, plant and equipment, net	$13,409	$12,036

NOTE 7: LONG-TERM DEBT

The components of long-term debt are summarized below:

	March 31, 2012	December 31, 2011
Secured credit agreement - Whitney Bank	$1,970	$2,342
6% Subordinated debenture	-	210
Capital lease obligations	1,363	514
Total debt	3,333	3,066
Less: Current portion of long-term debt	(1,156)	(2,893)
Long-term debt, net of current portion	$2,177	$173

Whitney Credit Agreement

We originally entered into our credit agreement with Whitney in November 2008 to provide us with revolving and letter of credit facilities for our operations.  In December 2008, we amended the credit agreement to add a term loan in the principal amount of $1,150 to purchase certain equipment.  Thereafter, we further amended the credit agreement in May 2009 to add another term loan in the principal amount of $2,100 to purchase our operating facility in Channelview, Texas (the “RE Term Loan”).  Whitney possesses a first priority lien on all of our and our subsidiaries’ assets and properties, including the real property in Channelview, to secure all of the outstanding indebtedness under the credit agreement.

In April 2010, we amended and restated our credit agreement with Whitney.  As part of such amendment and restatement we generally established new maturity dates and payment terms regarding the outstanding indebtedness under the credit agreement.  Pursuant to the terms of such amendment and restatement, interest for all principal amounts outstanding under the credit agreement accrued at a rate of 6.5 percent per annum.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

With regard to the RE Term Loan, the amended and restated credit agreement further established a monthly payment of $18, and a final balloon payment of unpaid amounts to be made at maturity on April 15, 2011.

Under the amended and restated credit agreement, the repayment terms of the December 2008 term loan required a monthly payment of $35, and a final balloon payment of unpaid amounts to be made at maturity on April 15, 2011.

On April 14, 2011, we further amended and restated the credit agreement to extend the maturity dates of the indebtedness thereunder from April 15, 2011 to April 15, 2012.  Under such extensions, the final payments of the December 2008 and April 2010 term loans were made during the three months ended March 31, 2012.  Under the terms of the extension, the RE Term Loan required a balloon payment of approximately $1,820 on April 15, 2012.

On June 9, 2011, we further amended and restated the credit agreement with Whitney to extend further credit in the form of a single advance term loan in the amount of $800 for the purpose of effecting the purchase of 8,350 shares of the Company’s outstanding common stock (the “Acquisition Term Loan”). Once purchased, these shares were retired and removed from the number of shares outstanding. Outstanding principal of the additional term loan accrued interest at a rate of 6.5 percent per annum; the Company was obligated to make repayment in monthly installments of $65, plus the amount of accrued and unpaid interest beginning July 1, 2011.  The Acquisition Term Loan, the balance of which was $150 as of March 31, 2012, was scheduled to mature on April 15, 2012, along with all of the indebtedness outstanding at such time under the amended and restated credit agreement. In addition, under this amendment, Whitney agreed to reduce the requirement of the tangible net worth covenant under the credit agreement to be $13,000 from a previous amount of $15,000.

On May 14, 2012, we further amended our existing credit agreement with Whitney.  See Note 13, “Subsequent Events” for further information.

As of March 31, 2012, the outstanding principal balances of the Acquisition Term Loan and RE Term Loan were $150 and $1,820, respectively.

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

As of March 31, 2012, we were in compliance with all of the aforementioned financial covenants.

Other Debt

We had a subordinated debenture in the original outstanding principal amount of $500 that originated from the exchange of preferred stock in a prior year.  The subordinated debenture had a fixed interest rate of 6.0 percent per annum, and interest was required to be paid annually on March 31st.  The subordinated debenture matured on March 31, 2011 and we made the payment of accrued interest as required.  However, we agreed to terms for an extension of the maturity of the subordinated debenture to May 2012.  On February 8, 2012, we settled the remaining $160 balance of the subordinated debenture for a cash payment of $150.  The holder of the subordinated debenture forgave the remaining $10 principal balance.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

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

Summary of Shares of Non-Vested Stock (also commonly referred to as restricted stock)

For the three months ended March 31, 2012 and 2011, we recognized a total of $30 and $28, respectively, of share-based compensation expense related to all outstanding shares of non-vested stock, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  The unamortized portion of the estimated fair value of non-vested stock was $23 at March 31, 2012.

Summary of Stock Options

During the three months ended March 31, 2012, 333 unexercised stock options, previously granted to an executive in May 2010, were cancelled due to the resignation of the executive in November 2011.  For the three months ended March 31, 2012 and 2011, we recognized a total of $101 and $103, respectively, of share-based compensation expense related to all outstanding options, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  The unamortized portion of the estimated fair value of outstanding stock options was $301 at March 31, 2012.

NOTE 9: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at March 31, 2012 management has recorded a full deferred tax asset valuation allowance.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are involved in legal proceedings arising in the normal course of business. As of the date of this Report, we are not currently involved in any material actual or pending legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There were $500 in performance-related LC’s outstanding and $592 in warranty-related LC’s outstanding at both March 31, 2012 and December 31, 2011.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

NOTE 11: EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents (warrants, stock awards and stock options) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. There were no potentially dilutive securities for the three months ended March 31, 2012 and 2011 that were included in the computation of diluted earnings per share because their effect would have been anti-dilutive or the exercise price for the outstanding warrants and options exceeded the average market price for our common stock.

NOTE 12: STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of common stock outstanding is as follows:

Balance, December 31, 2011	204,874

Shares purchased and retired, March 2, 2012	(800)

Balance, March 31, 2012	204,074

On March 2, 2012, we completed the acquisition of 800 shares of our common stock in a private purchase transaction.  We paid $48 from cash on hand, to the seller in consideration for all of such seller’s shares of stock in Deep Down. The per share purchase price of $0.06 represented a per share amount 14 percent below the closing price of Deep Down’s common stock on that day.

NOTE 13: SUBSEQUENT EVENTS

On May 14, 2012, we entered into a Fourth Amendment to Amended and Restated Credit Agreement (“Fourth Amended Credit Agreement”) with Whitney effective as of April 15, 2012.  The Fourth Amended Credit Agreement (i) converted the term loan of $1,150 to a revolving loan and increased the amount to $2,000 (“Revolving Loan”), (ii) extended the maturity dates of the Revolving Loan, the RE Term Loan and the Acquisition Term Loan to April 15, 2013, (iii) and lowered the interest rate of all loans from 6.5 percent to a 4 percent fixed rate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 29, 2012 and our unaudited condensed consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1. “Financial Statements.”

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

Industry and Executive Outlook

During the three months ended March 31, 2012, our subsea solutions services performed robustly due to continued strong demand for our technologically innovative solutions. We expect this strong demand to continue during the remainder of 2012 and beyond, as evidenced by the addition of more than $10,000 of backlog.

During the three months ended March 31, 2012, our ROV and topside equipment rental services was adversely affected by decreased demand caused by the slow permitting process impacting offshore installation and construction activities in the Gulf of Mexico. We believe the permitting process is improving, which we anticipate will benefit our operating results for the remainder of 2012 and beyond.

Although the financial markets, which are critical to the funding of major offshore and deepwater projects, have displayed signs of instability, we continue to see a general increase in demand for our suite of products and services, both domestically and internationally.

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

For the remainder of 2012 and beyond, our focus remains on successful execution of our projects, obtaining new project awards and effective cash management.

Recent Events

On May 14, 2012, we amended our existing credit agreement, to be effective as of April 15, 2012, to extend the maturity dates of the respective loans and a letter of credit facility under the Restated Credit Agreement by one year to April 15, 2013. In addition, the bank has lowered the rate of the loans from 6.5 percent to a 4.0 percent fixed rate and changed the $2,000 Revolving Line of Credit from a term loan to a revolving loan subject to availability under the agreement.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Revenues for the three months ended March 31, 2012 were $4,873. Revenues for the three months ended March 31, 2011 were $6,284. The $1,411 decrease in revenues in the 2012 period compared to the 2011 period was due primarily to a $925 reduction caused by decreased demand for our ROV and topside equipment rental services. During the three months ended March 31, 2011, we were still renting equipment and performing services related to the Macondo well spill cleanup activities.

Gross Profit. Gross profit for the three months ended March 31, 2012 was $1,935, or 40 percent of revenues.  Gross profit for the three months ended March 31, 2011 was $1,188, or 19 percent of revenues. The $747, or 21 percentage-point, increase in gross profit in the 2012 period compared to the 2011 period was due primarily to a $1,153 increase related to our subsea solutions operating segment, due to strong demand for our services.  This was partially offset by a $406 decrease related to our ROV and topside equipment rental operating segment due, as previously mentioned, to much weaker demand in the 2012 period than in the 2011 period.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2012 was $1,969.  SG&A for the three months ended March 31, 2011 was $2,572. The $603 decrease in SG&A in the 2012 period compared to the 2011 period was due primarily to a reduction in accounting and auditing fees. The 2011 period included accounting and auditing fees associated with the restatement of the company’s 2010 quarterly financial statements and resultant increased scope related to the 2010 audit of the company’s annual financial statements.

Depreciation and amortization expense. Depreciation and amortization expense (“D&A”) for the three months ended March 31, 2012 was $149, consisting of amortization expense of $108, and non-cost of sales depreciation expense of $41. D&A for the three months ended March 31, 2011 was $166, consisting of amortization expense of $103, and non-cost of sales depreciation expense of $63. The amortization relates to our intangible assets and the depreciation relates to property, plant and equipment not used in the generation of revenue.

Interest expense, net. Interest expense, net was $52 for the three months ended March 31, 2012. Interest expense, net was $90 for the three months ended March 31, 2011. Net interest expense for each period was generated by outstanding bank debt, capital lease obligations and our subordinated debenture, offset by interest income earned on cash and short-term investments. The $38 decrease in the 2012 period compared to the 2011 period is due primarily to the company having  lower average interest-bearing obligations in the 2012 period than in the 2011 period.

Equity in net loss of joint venture. Equity in net loss of joint venture was $108 for the three months ended March 31, 2012. Equity in net loss of joint venture was $114 for the three months ended March 31, 2011. The CFT joint venture lost $540 during the first three months of 2012. The $540 was comprised of approximately $180 in loss incurred by the joint venture parent, plus an additional $360 in losses incurred by the joint venture’s operating subsidiaries.

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

The following is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011
Net loss	$(300)	$(1,759)
Add back interest expense, net of interest income	52	90
Add back depreciation and amortization	465	448
Add back income tax expense	4	15
Add back share-based compensation	131	131
Add back equity in net loss of joint venture	108	114
Modified EBITDA	$460	$(961)

Modified EBITDA for the three months ended March 31, 2012 was $460. Modified EBITDA for the three months ended March 31, 2011 was $(961). Modified EBITDA increased $1,421 from the 2011 period to the 2012 period primarily due to increased gross profit before depreciation expense of $781 and reduced SG&A before share-based compensation expense of $603.

Liquidity and Capital Resources

Overview

As a deepwater service provider, our revenue, profitability, cash flows, and future rate of growth are substantially dependent on the condition of the oil and gas industry generally, and our customers’ ability to invest capital for offshore exploration, drilling and production, and to maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities.  Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.  We enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delays in payment by a significant customer or delays in completion of our contracts for any reason.   While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective.

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

Historically, we have supplemented the financing of our capital requirements through a combination of debt and equity transactions.  Most significant in this regard has been the credit facility we have maintained with Whitney Bank (“Whitney”). Our loans outstanding under our existing credit agreement with Whitney became due April 15, 2012.  We have negotiated an extension of the due date of our loans from Whitney to April 15, 2013.  We believe we will have sufficient liquidity to be able to repay these loans, plus accrued interest thereon, monthly as scheduled through April 15, 2013.

Our credit agreement with Whitney obligates us to comply with the following financial covenants, which we were in compliance with as of March 31, 2012:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio at March 31, 2012: 0.47 to 1.0.

•
Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of March 31, 2012:  2.62 to 1.0.

•
Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $13,000; actual Tangible Net Worth as of March 31, 2012: $17,231.

We had working capital of $4,471 at March 31, 2012.

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

Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our Critical Accounting Policies.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of March 31, 2012, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled  Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2012.

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are currently not involved in any pending, material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)           Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Amount) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan 2012 (1/1-1/31)	--	--	--	--
Feb 2012 (2/1-2/29)	--	--	--	--
Mar 2012 (3/1-3/31) (1)	800,000	$ 0.06	--	--
Total	800,000	$ 0.06	--	--

(1) On March 2, 2012, Deep Down completed the acquisition of 800,000 shares of its common stock in a private purchase transaction.  Deep Down paid $48,000 to the seller in consideration for all of such seller’s shares of stock in Deep Down. The per share purchase price of $0.06 represented a per share amount 14 percent below the $0.07 current market price of our common stock in the over-the-counter market on March 2, 2012. Deep Down paid the entire purchase price from cash on hand.

ITEM 5.  OTHER INFORMATION

On May 14, 2012, Deep Down entered into a Fourth Amendment to Amended and Restated Credit Agreement (“Fourth Amended Credit Agreement”) with Whitney effective as of April 15, 2012.  The Fourth Amended Credit Agreement (i) converted the term loan of $1,150,000 to a revolving loan and increased the amount to $2,000,000 (“Revolving Loan”), (ii) extended the maturity dates of the Revolving Loan, the RE Term Loan and the Acquisition Term Loan to April 15, 2013, and (iii) and lowered the interest rate of all loans from six and one-half percent (6.5%) to a four percent (4%) fixed rate.

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

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).

10.1*	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2012, by and among Deep Down, Inc. and Whitney Bank.

31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32*
Statement of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 15, 2012
/s/ Eugene L. Butler
Eugene L. Butler
Executive Chairman and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

3.1
Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).

10.1*	Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2012, by and among Deep Down, Inc. and Whitney Bank.

31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32*
Statement of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

______________________________
* Filed or furnished herewith.