Form 10-Q
period 2012-06-30
Deep Down, Inc.
filed 2012-08-09
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At August 8, 2012, there were 10,165,916 shares of common stock outstanding, par value $0.001 per share.

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

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q (“Report”) speak only as of the date of this Report and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2011, other periodic and current reports we file with the SEC or this Report.

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

ii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)
ASSETS
Current assets:	June 30, 2012	December 31, 2011
Cash and cash equivalents	$4,105	$4,979
Accounts receivable, net of allowance of $48 and $27, respectively	6,153	5,854
Inventory	254	232
Costs and estimated earnings in excess of billings on uncompleted contracts	327	84
Prepaid expenses and other current assets	63	262
Total current assets	10,902	11,411
Property, plant and equipment, net	13,754	12,036
Investment in joint venture	1,023	1,163
Intangibles, net	2,327	2,502
Goodwill	4,916	4,916
Other assets	418	416
Total assets	$33,340	$32,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,458	$2,566
Billings in excess of costs and estimated earnings on uncompleted contracts	1,437	1,767
Deferred revenues	–	260
Current portion of long-term debt	2,763	2,893
Total current liabilities	7,658	7,486
Long-term debt, net	270	173
Total liabilities	7,928	7,659

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding, respectively	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 10,166 and 10,244 shares, respectively, issued and outstanding	10	10
Additional paid-in capital	63,792	63,504
Accumulated deficit	(38,390)	(38,729)
Total stockholders' equity	25,412	24,785
Total liabilities and stockholders' equity	$33,340	$32,444

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Revenues	$7,904	$7,094	$12,777	$13,378
Cost of sales:
Cost of sales	4,714	4,927	7,336	9,743
Depreciation expense	319	310	635	591
Total cost of sales	5,033	5,237	7,971	10,334
Gross profit	2,871	1,857	4,806	3,044
Operating expenses:
Selling, general and administrative	2,013	1,433	3,982	4,005
Depreciation and amortization	143	201	292	367
Total operating expenses	2,156	1,634	4,274	4,372
Operating income (loss)	715	223	532	(1,328)
Other income (expense):
Interest expense, net	(34)	(58)	(86)	(148)
Equity in net loss of joint venture	(32)	(202)	(140)	(316)
Other, net	5	6	52	16
Total other income (expense)	(61)	(254)	(174)	(448)
Income (loss) before income taxes	654	(31)	358	(1,776)
Income tax expense	(15)	(15)	(19)	(30)
Net income (loss)	$639	$(46)	$339	$(1,806)

Net income (loss) per share, basic and diluted	$0.06	$(0.00)	$0.03	$(0.17)
Weighted-average common shares outstanding, basic and diluted	10,197	10,320	10,214	10,326

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$339	$(1,806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net loss of joint venture	140	316
Share-based compensation	377	159
Debt forgiveness	(10)	–
Bad debt expense (credit)	92	(225)
Depreciation and amortization	927	958
Gain on sale of property, plant and equipment	(52)	(16)
Changes in assets and liabilities:
Accounts receivable	(432)	1,351
Inventory	(22)	56
Costs and estimated earnings in excess of billings on uncompleted contracts	(243)	(27)
Prepaid expenses and other current assets	199	45
Other assets	73	(5)
Accounts payable and accrued liabilities	892	(2,327)
Deferred revenues	(260)	5
Billings in excess of costs and estimated earnings on uncompleted contracts	(330)	275
Net cash provided by (used in) operating activities	1,690	(1,241)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,250)	(1,093)
Proceeds from sale of property, plant and equipment	72	33
Cash paid for patents	(40)	(17)
Cash paid for exclusive product rights	(125)	–
Cash paid for capitalized software	–	(35)
Repayments on (cash paid for) notes receivable	50	9
Net cash used in investing activities	(1,293)	(1,103)

Cash flows from financing activities:
Funds used for purchase of our common stock	(48)	(818)
Proceeds from bank term loan	–	800
Repayments of long-term debt	(1,223)	(605)
Net cash (used in) provided by financing activities	(1,271)	(623)
Change in cash and equivalents	(874)	(2,967)
Cash and cash equivalents, beginning of period	4,979	3,730
Cash and cash equivalents, end of period	$4,105	$763

Supplemental schedule of significant noncash transactions:
Property, plant and equipment acquired via capital lease	$1,200	$–
Shares of common stock surrendered by employees related to payroll taxes on vested restricted stock awards	$41	$2

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

.

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

Preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, then the actual amounts realized may differ from those included in the accompanying condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Certain prior period amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly-owned subsidiaries. Our investment in a joint venture is accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

Segments

For the six months ended June 30, 2012 and 2011, our operating segments, Deep Down Delaware and Mako, have been aggregated into a single reporting segment. While the operating segments have different product lines, they are similar. They are both service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer’s specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States, although we occasionally generate sales to international customers.

Subsequent Events

We have evaluated subsequent events from July 1, 2012 through the date of this Report. See Note 13, “Subsequent Events”, for a discussion of our reverse stock split (the “Reverse Stock Split”), which occurred July 18, 2012. As a result, the share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively restated.

NOTE 2: LIQUIDITY AND FINANCIAL CONDITION

On October 12, 2011, we received a cash distribution of $6,375 from Cuming Flotation Technologies, LLC, a Delaware limited liability company (“CFT”) in which we own a 20 percent common unit ownership interest. We believe the receipt of this cash distribution, in addition to cash we have generated and expect to generate from operations, should ensure that we will have adequate liquidity to meet our future operating requirements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

Historically, we have supplemented the financing of our capital requirements through a combination of debt and equity transactions. Most significant in this regard has been the credit facility we have maintained with Whitney Bank (“Whitney”). Our loan outstanding under our existing credit agreement with Whitney becomes due April 15, 2013. We believe we will have sufficient liquidity to be able to repay this loan, plus accrued interest thereon, monthly as scheduled through April 15, 2013, including a balloon principal payment of $1,708 due on that date if no extension is negotiated. We fully expect, however, that we will be able to negotiate an extension of the due date of this loan.

At June 30, 2012, we had working capital (excluding the current portion of long-term debt) of $6,007, including cash and cash equivalents of $4,105. Our total long-term debt at June 30, 2012 was $3,033.

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

NOTE 4: BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND DEFERRED REVENUES

The components of billings in excess of costs and estimated earnings on uncompleted contracts are summarized below:

	June 30, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$728	$473
Estimated earnings on uncompleted contracts	489	179
	1,217	652
Less: Billings to date on uncompleted contracts	(2,327)	(2,335)
	$(1,110)	$(1,683)
Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$327	$84
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,437)	(1,767)
	$(1,110)	$(1,683)

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2012 and December 31, 2011 consisted primarily of unearned milestone billings on fixed-price contracts.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 5: INVESTMENT IN JOINT VENTURE

Effective December 31, 2010, we engaged in a transaction in which all of the operating assets and substantially all of the liabilities of Flotation were contributed, along with other contributions we made, to a joint venture entity named Cuming Flotation Technologies, LLC, in return for a 20 percent common unit ownership interest.

On October 7, 2011, CFT consummated a transaction pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), by and between CFT and a Houston-based company (“Buyer”)  pursuant to which Buyer purchased from CFT (i) all of the issued and outstanding shares of capital stock of Cuming Corporation (“Cuming”), the principal operating subsidiary of CFT, (ii) the shares of 230 Bodwell Corporation, a Massachusetts corporation and subsidiary of Cuming, and (iii) certain assets that, immediately prior to closing, were acquired by Cuming, for a purchase price of $60,000 (less certain debt and subject to purchase price adjustment for working capital and potential earn-out payments).

We are entitled to 20 percent of future earn-out proceeds from the sale. The amount of earn-out earned by CFT for the period October 7, 2011 through December 31, 2012 will not be known until March 31, 2013. As a result, the results of CFT presented below do not include any accrual of potential earn-out proceeds.

The components of our Investment in joint venture are summarized below:

Investment in joint venture, December 31, 2011	$1,163
Equity in net loss of joint venture for the six months ended June 30, 2012	(140)
Investment in joint venture, June 30, 2012	$1,023

Summary joint venture financial data is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,257	$25,995	$2,601	$57,523

Gross profit	$526	$6,829	$661	$14,029

Net loss	$159	$996	$699	$1,580

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

	June 30, 2012	December 31, 2011	Range of Asset Lives
Land	$1,582	$1,492	–
Buildings and improvements	1,555	1,540	7 - 36 years
Leasehold improvements	221	221	2 - 5 years
Equipment	13,467	12,113	2 - 30 years
Furniture, computers and office equipment	1,235	1,101	2 - 8 years
Construction in progress	1,234	440	–
Total property, plant and equipment	19,294	16,907
Less: Accumulated depreciation	(5,540)	(4,871)
Property, plant and equipment, net	$13,754	$12,036

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 7: LONG-TERM DEBT

The components of long-term debt are summarized below:

	June 30, 2012	December 31, 2011
Secured credit agreement - Whitney Bank	$1,884	$2,342
6% Subordinated debenture	–	210
Capital lease obligations	1,149	514
Total debt	3,033	3,066
Less: Current portion of long-term debt	(2,763)	(2,893)
Long-term debt, net of current portion	$270	$173

Whitney Credit Agreement

We originally entered into our credit agreement with Whitney in November 2008 to provide us with revolving and letter of credit facilities for our operations.  Our credit facility has been amended and/or restated four times, most recently on May 14, 2012, when we entered into the Fourth Amendment to the Amended and Restated Credit Agreement (“Fourth Amended Credit Agreement”) with Whitney effective as of April 15, 2012.  The Fourth Amended Credit Agreement (i) converted our original $1,150 term loan to a revolving loan amount of $2,000 (“Revolving Loan”), (ii) extended the maturity date of existing indebtedness to April 15, 2013, (iii) and lowered the interest rate of all loans from 6.5 percent fixed annual rate to a 4.0 percent fixed annual rate.

As of June 30, 2012, the outstanding indebtedness to Whitney under the Fourth Amended Credit Agreement consisted of $85 for a term loan, which was paid in full on August 1, 2012, and $1,799 for a real estate loan related to our Channelview, Texas facility land and buildings. There was no indebtedness related to the Revolving Loan at June 30, 2012.

The Fourth Amended Credit Agreement obligates us to comply with the following financial covenants:

—	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0.
—	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0.
—	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $13,000.
—	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of June 30, 2012, we were in compliance with all of the aforementioned financial covenants.

Other Debt

We had a subordinated debenture in the original outstanding principal amount of $500 that originated from the exchange of preferred stock in a prior year. The subordinated debenture had a fixed annual interest rate of 6.0 percent per annum, and interest was required to be paid annually on March 31st. The subordinated debenture matured on March 31, 2011 and we made the payment of accrued interest as required. However, we agreed to terms for an extension of the maturity of the subordinated debenture to May 2012. On February 8, 2012, we settled the remaining $160 balance of the subordinated debenture for a cash payment of $150. The holder of the subordinated debenture forgave the remaining $10 principal balance.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 8: SHARE-BASED COMPENSATION

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Awards of stock options and stock granted under the Plan have vesting periods of three years. Some awards of stock have performance criteria as an additional condition of vesting. Once vested, stock options may be exercised for up to five years. Share-based compensation expense related to awards is based on the fair value at the date of grant, and is recognized over the vesting periods, net of estimated forfeitures. The value of performance-based awards is recognized as expense only when it is considered probable that the performance criteria will be met.

Summary of Shares of Restricted Stock

For the six months ended June 30, 2012 and 2011, we recognized a total of $172 and $45, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. There was no unamortized estimated fair value of non-vested stock awards at June 30, 2012.

Summary of Stock Options

For the six months ended June 30, 2012 and 2011, we recognized a total of $205 and $114, respectively, of share-based compensation expense related to restricted stock option awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized portion of the estimated fair value of non-vested stock options was $239 at June 30, 2012.

NOTE 9: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent tax difference items relative to our net income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at June 30, 2012 management has recorded a full deferred tax asset valuation allowance.

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

Letters of Credit

Certain of our customers could require us to issue standby letters of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. We are able to do this through our facility with Whitney. The beneficiary could demand payment from Whitney for the amount of the outstanding LC. There was $470 in performance-related LC’s outstanding and $592 in warranty-related LC’s outstanding at both June 30, 2012 and December 31, 2011.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 11: EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares plus dilutive common stock equivalents (warrants and stock options) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if warrants and options to purchase common stock were exercised.

At June 30, 2012 and 2011, there were outstanding warrants convertible to 22 shares of common stock. At June 30, 2012 and 2011, there were outstanding stock options convertible to 609 and 287 shares of common stock, respectively. For the six months ended June 30, 2012 and 2011, there were no potentially dilutive common stock equivalents that were included in the computation of diluted earnings per share because the exercise price for the outstanding warrants and options exceeded the average market price for our common stock.

NOTE 12: STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of common stock outstanding is as follows:

Balance, December 31, 2011	10,244
Shares purchased and retired, March 2, 2012	(40)
Shares surrendered for payroll taxes and retired, June 13, 2012	(38)
Balance, June 30, 2012	10,166

NOTE 13: SUBSEQUENT EVENTS

On July 17, 2012, we filed a Certificate of Change with the Nevada Secretary of State for the purposes of reducing the number of authorized and outstanding shares of the Company’s common stock, on a basis of one share of common stock for each twenty shares of common stock outstanding. The change was effective as of July 18, 2012.

Immediately before the Reverse Stock Split, the Company had 490,000 shares of common stock authorized, of which 203,318 shares of common stock were outstanding. As a result of the Reverse Stock Split, the Company now has 24,500 authorized shares of common stock, of which 10,166 shares were outstanding as of June 30, 2012.

The share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively restated to reflect the effect of the Reverse Stock Split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 29, 2012, and our unaudited condensed consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1 “Financial Statements.”

General

We are an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, buoyancy products and services, remotely operated vehicles (“ROVs”) and toolings. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Our primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies used between the platform and the wellhead.

In Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all dollar and share amounts are in thousands unless otherwise indicated.

Industry and Executive Outlook

During the three months ended June 30, 2012, our subsea solutions services performed robustly due to continued strong demand for our technologically innovative solutions. We expect this strong demand to continue during the remainder of 2012 and beyond, as evidenced by the addition of more than $6,300 to backlog since our last Report, bringing our total backlog to approximately $17,700 as of the date of this Report.

During the three months ended June 30, 2012, our ROV and topside equipment rental services were adversely affected by decreased demand caused by the slow permitting process impacting offshore installation and construction activities in the Gulf of Mexico. We believe the permitting process is improving, which we anticipate will benefit our operating results for the remainder of 2012 and beyond.

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

Recent Events

On July 18, 2012, we completed a one-for-twenty reverse stock split of our authorized and outstanding common stock (the “Reverse Stock Split”). Immediately before the Reverse Stock Split, the Company had 490,000 shares of common stock authorized, of which 203,318 shares were outstanding. As a result of the Reverse Stock Split, the Company has 24,500 authorized shares of common stock, of which 10,166 shares are outstanding. The purpose of the Reverse Stock Split was to increase the per share trading price of common stock in an effort to attract a larger pool of investors.

On July 20, 2012, we announced that we received multiple contracts from an international operator and a major international controls manufacturer for the manufacture of flying leads and associated services for which we expect to charge in excess of $2,300.

The first contract is for additional flying leads, equipment and services in support of a project located offshore Ghana, West Africa with delivery scheduled in the third quarter of 2012. The second contract, which is also scheduled for delivery in the third quarter of 2012, is for installation on a project in the U.S. Gulf of Mexico. The third contract is for a project on the Northwest Coast of Australia, with delivery scheduled in the first quarter of 2013.

On August 8, 2012, we announced that we were successful in our proposal to a major international umbilical manufacturer for the manufacture, installation and commissioning of a portable umbilical carousel. The project is expected to generate approximately $4,000 in revenue and is scheduled for delivery in the second quarter of 2013.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues. Revenues for the three months ended June 30, 2012 were $7,904. Revenues for the three months ended June 30, 2011 were $7,094. The $810 increase in revenues in the 2012 period was due to an increase of $2,319 in our subsea solutions operating segment due to continued strong demand for our technologically innovative solutions, offset by a decrease of $1,509 in our ROV and topside equipment rental services due to decreased demand. During the three months ended June 30, 2011, we were still renting equipment and performing services related to the Macondo well spill cleanup activities.

Gross Profit. Gross profit for the three months ended June 30, 2012 was $2,871, or 36 percent of revenues. Gross profit for the three months ended June 30, 2011 was $1,857, or 26 percent of revenues. The $1,014, or 10 percentage-point, increase in gross profit in the 2012 period compared to the same period in 2011, was due primarily to a $1,863 increase related to our subsea solutions operating segment, due to strong demand for our services. In addition, under a previously existing intercompany agreement which was contributed by Flotation to CFT on December 31, 2010, in the 2011 period, we sub-contracted $2,519 of work on a major fabrication contract to CFT, on which we realized no gross profit. This increase was offset by an $849 decrease related to our ROV and topside equipment rental services due, as previously mentioned, to much weaker demand in the 2012 period than in the 2011 period.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2012 were $2,013. SG&A for the three months ended June 30, 2011 was $1,433. The $580 increase in SG&A in the 2012 period compared to the 2011 period was due primarily to a $271 increase in bad debt expense, and a $218 increase in share-based compensation expense. We also had no reimbursements from CFT (our joint venture) for management services in the 2012 period, compared to $169 in the 2011 period. Partially offsetting these increases was a $144 decrease in professional services fees primarily as a result of a reduction in accounting and auditing fees.

Depreciation and amortization expense. Depreciation and amortization expense (“D&A”) for the three months ended June 30, 2012 was $143, consisting of amortization expense of $107, and non-cost of sales depreciation expense of $36. D&A for the three months ended June 30, 2011 was $201, consisting of amortization expense of $103, and non-cost of sales depreciation expense of $98. The amortization relates to our intangible assets and the depreciation relates to property, plant and equipment not used in the generation of revenue. The $62 reduction in non-cost of sales depreciation expense is the result of many of our non-revenue generating assets becoming fully depreciated.

Interest expense, net. Interest expense, net was $34 for the three months ended June 30, 2012. Interest expense, net was $58 for the three months ended June 30, 2011. Net interest expense for each period was generated by outstanding bank debt and capital lease obligations, offset by interest income earned on cash and short-term investments. The $24 decrease in the 2012 period compared to the 2011 period is due primarily to the company having lower average interest-bearing obligations in the 2012 period than in the 2011 period.

Equity in net loss of joint venture. Equity in net loss of joint venture for the three months ended June 30, 2012 was $32.  At June 30, 2012, no accrual for potential earn-out proceeds has been recorded because the amount will not be known until March 31, 2013. Equity in net loss of joint venture for the three months ended June 30, 2011 was $202. The joint venture sold its primary operating subsidiary on October 7, 2011, thereby causing the joint venture to have minimal activity subsequent to that date.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
	2012	2011
Net income (loss)	$639	$(46)
Add back interest expense, net of interest income	34	58
Add back depreciation and amortization	462	511
Add back income tax expense	15	15
Add back share-based compensation	246	28
Add back equity in net loss of joint venture	32	202
Modified EBITDA	$1,428	$768

Modified EBITDA for the three months ended June 30, 2012 was $1,428. Modified EBITDA for the three months ended June 30, 2011 was $768. Modified EBITDA increased $660 from the 2011 period to the 2012 period primarily due to increased gross profit before depreciation expense of $1,023, partially offset by increased SG&A before share-based compensation expense of $362.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues. Revenues for the six months ended June 30, 2012 were $12,777. Revenues for the six months ended June 30, 2011 were $13,378. The decrease of $601 is due primarily to a reduction of $2,434 as a result of decreased demand for our ROV and topside equipment rental services in the first half of 2012 compared to the same period in 2011. During the six months ended June 30, 2011 we were still renting equipment and performing services related to the Macondo well spill cleanup activities. The reduction is partially offset by an increase of $1,833 in our subsea solutions operating segment, due to continued strong demand for our technologically innovative solutions.

Gross Profit. Gross profit for the six months ended June 30, 2012 was $ 4,806, or 38 percent of revenues. Gross profit for the six months ended June 30, 2011 was $3,044 or 23 percent of revenues. The $1,762, or 15 percentage-point, increase in gross profit in the 2012 period compared to the same period in 2011, was due primarily to a $3,295 increase related to our subsea solutions operating segment, due to strong demand for our services. In addition, under a previously existing intercompany agreement which was contributed by Flotation to CFT on December 31, 2010, in the 2011 period, we sub-contracted $4,691 of work on a major fabrication contract to CFT, on which we realized no gross profit. This increase was offset by a $1,533 decrease related to our ROV and topside equipment rental services due, as previously mentioned, to much weaker demand in the 2012 period than in the 2011 period.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2012 were $3,982. SG&A for the six months ended June 30, 2011 was $4,005. The $23 decrease was driven primarily by an $810 reduction in professional fees primarily due to decreased accounting and auditing fees, and $137 in savings associated with our cost containment program. These decreases were offset by a $389 reduction in management services reimbursements from CFT; a $317 increase in bad debt expense; and a $218 increase in share-based compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense (“D&A”) for the six months ended June 30, 2012 was $292, consisting of amortization expense of $215, and non-cost of sales depreciation expense of $77. D&A for the six months ended June 30, 2011 was $367, consisting of amortization expense of $207, and non-cost of sales depreciation expense of $160. The $83 reduction in non-cost of sales depreciation expense is the result of many of our non-revenue generating assets becoming fully depreciated.

Interest expense, net. Interest expense, net for the six months ended June 30, 2012 was $86. Interest expense, net for the six months ended June 30, 2011 was $148. Net interest expense for each period was generated by outstanding bank debt and capital lease obligations, offset by interest income earned on cash and short-term investments. The $62 decrease in the 2012 period compared to the 2011 period is due primarily to the company having lower average interest-bearing obligations in the 2012 period than in the 2011 period.

Equity in net loss of joint venture. Equity in net loss of joint venture for the six months ended June 30, 2012 was $140.  At June 30, 2012, no accrual for potential earn-out proceeds has been recorded because the amount will not be known until March 31, 2013. Equity in net loss of joint venture for the six months ended June 30, 2011 was $316. The joint venture sold its primary operating subsidiary on October 7, 2011, thereby causing the joint venture to have minimal activity subsequent to that date.

Modified EBITDA. As noted above, our management evaluates our performance based on Modified EBITDA.  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying consolidated statements of operations.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
	2012	2011
Net income (loss)	$339	$(1,806)
Add back interest expense, net of interest income	86	148
Add back depreciation and amortization	927	958
Add back income tax expense	19	30
Add back share-based compensation	377	159
Add back equity in net loss of joint venture	140	316
Modified EBITDA	$1,888	$(195)

Modified EBITDA for the six months ended June 30, 2012 was $1,888. Modified EBITDA for the six months ended June 30, 2011 was $(195). Modified EBITDA increased $2,083 from the 2011 period to the 2012 period primarily due to increased gross profit before depreciation expense of $1,806 and reduced SG&A before share-based compensation expense of $241.

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

On October 12, 2011, we received a cash distribution of $6,375 from Cuming Flotation Technologies, LLC, a Delaware limited liability company (“CFT”) in which we own a 20 percent common unit ownership interest. We believe the receipt of this cash distribution, in addition to cash we have generated and expect to generate from operations, should ensure that we will have adequate liquidity to meet our future operating requirements.

Historically, we have supplemented the financing of our capital requirements through a combination of debt and equity transactions. Most significant in this regard has been the credit facility we have maintained with Whitney Bank (“Whitney”). Our loan outstanding under our existing credit agreement with Whitney becomes due April 15, 2013. We believe we will have sufficient liquidity to be able to repay this loan, plus accrued interest thereon, monthly as scheduled through April 15, 2013, including a balloon principal payment of $1,708 due on that date if no extension is negotiated. We fully expect, however, that we will be able to negotiate an extension of the due date of this loan.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

—	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio at June 30, 2012: 0.38 to 1.0.
—	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of June 30, 2012: 3.00 to 1.0.
—	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $13,000; actual Tangible Net Worth as of June 30, 2012: $18,439.

As of June 30, 2012, we were in compliance with all of the aforementioned financial covenants.

At June 30, 2012, we had working capital (excluding the current portion of long-term debt) of $6,007, including cash and cash equivalents of $4,105. Our total long-term debt at June 30, 2012 was $3,033.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of June 30, 2012, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, has concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2012.

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

3.1	Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Certificate of Change filed the Secretary of State of the State of Nevada on July 17, 2012 (incorporated by reference from Form 8-K filed on July 19, 2012).

3.3	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).

31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32*	Statement of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* Filed or furnished herewith.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC. (Registrant)
Date: August 9, 2012
	By:	/s/ Eugene L. Butler
Executive Chairman and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Certificate of Change filed the Secretary of State of the State of Nevada on July 17, 2012 (incorporated by reference from Form 8-K filed on July 19, 2012).

3.3	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).

31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32*	Statement of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* Filed or furnished herewith.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

