Form 10-Q
period 2012-09-30
Deep Down, Inc.
filed 2012-11-13
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 9, 2012, there were 10,151,529 shares of common stock outstanding, par value $0.001 per share.

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

Effective December 31, 2010, we engaged in a transaction in which all of the operating assets and substantially all of the liabilities of Flotation Technologies, Inc. (“Flotation”), our wholly-owned subsidiary which was dissolved effective April 20, 2012, were contributed, along with other contributions we made, to a joint venture entity named Cuming Flotation Technologies, LLC (“CFT”), in return for a 20 percent common unit ownership interest in CFT. For a more detailed explanation of this transaction, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on April 15, 2011 and to our Current Report on Form 8-K, filed with the SEC on October 14, 2011. This transaction impacts the presentation of our financial condition and results of operations because it means that the operations of Flotation are no longer included in such presentation for periods beginning January 1, 2011, except on the basis of our 20 percent common unit ownership interest in CFT. However, the operations of Flotation will continue to be fully included in our presentation of historical information for periods ended December 31, 2010 and prior (since the acquisition of Flotation in 2008).

On August 27, 2012, we announced that we had consolidated the operations of our Mako operating segment into our other operating segment, Deep Down Delaware. Therefore, our current operations include only Deep Down Delaware.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in accordance with our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting deepwater and ultra-deepwater offshore exploration, development and production of oil and gas reserves and other maritime operations.

Readers should consider the following information as they review this Quarterly Report on Form 10-Q:

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate,” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

ii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)
ASSETS
Current assets:	September 30, 2012	December 31, 2011
Cash and cash equivalents	$2,198	$4,979
Accounts receivable, net of allowance of $48 and $27, respectively	7,018	5,854
Inventory	235	232
Costs and estimated earnings in excess of billings on uncompleted contracts	1,726	84
Prepaid expenses and other current assets	322	262
Total current assets	11,499	11,411
Property, plant and equipment, net	13,638	12,036
Investment in joint venture	984	1,163
Intangibles, net	2,223	2,502
Goodwill	4,916	4,916
Other assets	388	416
Total assets	$33,648	$32,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,153	$2,566
Billings in excess of costs and estimated earnings on uncompleted contracts	268	1,767
Deferred revenues	–	260
Current portion of long-term debt	2,579	2,893
Total current liabilities	7,000	7,486
Long-term debt, net	125	173
Total liabilities	7,125	7,659

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding, respectively	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 10,152 and 10,244 shares, respectively, issued and outstanding	10	10
Additional paid-in capital	63,933	63,504
Accumulated deficit	(37,420)	(38,729)
Total stockholders' equity	26,523	24,785
Total liabilities and stockholders' equity	$33,648	$32,444

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenues	$9,391	$8,568	$22,168	$21,946
Cost of sales:
Cost of sales	5,894	5,574	13,230	15,316
Depreciation expense	334	305	969	896
Total cost of sales	6,228	5,879	14,199	16,212
Gross profit	3,163	2,689	7,969	5,734
Operating expenses:
Selling, general and administrative	1,966	1,969	5,948	5,974
Depreciation and amortization	140	155	432	522
Total operating expenses	2,106	2,124	6,380	6,496
Operating income (loss)	1,057	565	1,589	(762)
Other income (expense):
Interest expense, net	(34)	(84)	(120)	(232)
Equity in net loss of joint venture	(39)	(124)	(179)	(440)
Other, net	60	150	112	166
Total other income (expense)	(13)	(58)	(187)	(506)
Income (loss) before income taxes	1,044	507	1,402	(1,268)
Income tax (expense) benefit	(74)	99	(93)	69
Net income (loss)	$970	$606	$1,309	$(1,199)

Net income (loss) per share, basic and diluted	$0.10	$0.06	$0.13	$(0.12)
Weighted-average common shares outstanding, basic and diluted	10,161	10,302	10,196	10,318

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,309	$(1,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net loss of joint venture	179	440
Share-based compensation	519	358
Debt forgiveness	(10)	–
Bad debt expense (credit)	92	(230)
Depreciation and amortization	1,401	1,418
Gain on sale of property, plant and equipment	(112)	(38)
Changes in assets and liabilities:
Accounts receivable	(1,297)	594
Inventory	(3)	(44)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,642)	(158)
Prepaid expenses and other current assets	(60)	183
Other assets	103	1
Accounts payable and accrued liabilities	1,587	(567)
Deferred revenues	(260)	(35)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,499)	1,133
Net cash provided by operating activities	307	1,856

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,520)	(1,772)
Proceeds from sale of property, plant and equipment	150	55
Cash paid for patents	(43)	(18)
Cash paid for exclusive product rights	(125)	–
Cash paid for capitalized software	–	(65)
Cash received on notes receivable	50	14
Net cash used in investing activities	(1,488)	(1,786)

Cash flows from financing activities:
Funds used for purchase of our common stock	(48)	(818)
Proceeds from bank term loan	–	800
Repayments of long-term debt	(1,552)	(1,201)
Net cash used in financing activities	(1,600)	(1,219)
Change in cash and equivalents	(2,781)	(1,149)
Cash and cash equivalents, beginning of period	4,979	3,730
Cash and cash equivalents, end of period	$2,198	$2,581

Supplemental schedule of significant noncash transactions:
Property, plant and equipment acquired via capital lease	$1,200	$–
Shares of common stock surrendered by employees related to payroll taxes on vested restricted stock awards	$41	$2

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

On August 27, 2012, we announced that we had consolidated the operations of our Mako operating segment in Morgan City, Louisiana into the operations of our Deep Down Delaware operating segment in Channelview, Texas. This consolidation did not affect our financial reporting because these two operating segments were previously aggregated into a single reporting segment.

While the operating segments had different product lines, they were similar, and we aggregated their results for internal analysis purposes. They were both service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and equipment was produced to a customer’s specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the operating segments had similar customers and distribution methods, and their economic characteristics were similar with regard to their gross margin percentages.

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

At September 30, 2012, we had working capital of $4,499.

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

NOTE 4: COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized below:

	September 30, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$5,200	$473
Estimated earnings on uncompleted contracts	3,381	179
	8,581	652
Less: Billings on uncompleted contracts	(7,123)	(2,335)
	$1,458	$(1,683)

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,726	$84
Billings in excess of costs and estimated earnings on uncompleted contracts	(268)	(1,767)
	$1,458	$(1,683)

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2012 consisted primarily of accrued revenues on fixed-price contracts.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at December 31, 2011 consisted primarily of unearned milestone billings on fixed-price contracts.

NOTE 5: INVESTMENT IN JOINT VENTURE

Effective December 31, 2010, we engaged in a transaction in which all of the operating assets and substantially all of the liabilities of Flotation were contributed, along with other contributions we made, to the CFT joint venture in return for a 20 percent common unit ownership interest.

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

The components of our Investment in joint venture are summarized below:

Investment in joint venture, December 31, 2011	$1,163
Equity in net loss of joint venture for the nine months ended September 30, 2012	(179)
Investment in joint venture, September 30, 2012	$984

Summary joint venture financial data is as follows:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$131	$27,108	$2,732	$84,631

Gross profit	$58	$3,794	$719	$17,823

Net loss	$(196)	$(621)	$(895)	$(2,201)

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

	September 30, 2012	December 31, 2011	Range of Asset Lives
Land	$1,582	$1,492	–
Buildings and improvements	1,555	1,540	7 - 36 years
Leasehold improvements	221	221	2 - 5 years
Equipment	13,403	12,113	2 - 30 years
Furniture, computers and office equipment	1,228	1,101	2 - 8 years
Construction in progress	1,520	440	–
Total property, plant and equipment	19,509	16,907
Less: Accumulated depreciation	(5,871)	(4,871)
Property, plant and equipment, net	$13,638	$12,036

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 7: LONG-TERM DEBT

The components of long-term debt are summarized below:

	September 30, 2012	December 31, 2011
Secured credit agreement - Whitney Bank	$1,769	$2,342
6% Subordinated debenture	–	210
Capital lease obligations	935	514
Total debt	2,704	3,066
Less: Current portion of long-term debt	(2,579)	(2,893)
Long-term debt, net of current portion	$125	$173

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

As of September 30, 2012, the outstanding indebtedness to Whitney under the Fourth Amended Credit Agreement consisted of $1,769 for a real estate loan related to our Channelview, Texas facility land and buildings. There was no indebtedness related to the Revolving Loan at September 30, 2012.

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

As of September 30, 2012, we were in compliance with all of the aforementioned financial covenants.

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

Summary of Shares of Restricted Stock

For the nine months ended September 30, 2012 and 2011, we recognized a total of $203 and $83, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized estimated fair value of non-vested stock awards was $90 at September 30, 2012.

Summary of Stock Options

For the nine months ended September 30, 2012 and 2011, we recognized a total of $316 and $275, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized portion of the estimated fair value of non-vested stock options was $186 at September 30, 2012.

NOTE 9: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent tax difference items relative to our net income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at September 30, 2012 management has recorded a full deferred tax asset valuation allowance.

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

Letters of Credit

Certain of our customers could require us to issue standby letters of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. We are able to do this through our facility with Whitney. The beneficiary could demand payment from Whitney for the amount of the outstanding LC. There was $470 in performance-related LC’s outstanding and $592 in warranty-related LC’s outstanding at both September 30, 2012 and December 31, 2011. On October 18, 2012, the $470 performance-related LC was re-characterized to warranty-related and reduced to $235.

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

At September 30, 2012 and December 31, 2011, there were outstanding warrants convertible to 6 and 22 shares of common stock, respectively. At September 30, 2012 and December 31, 2011, there were outstanding stock options convertible to 1,045 and 1,063 shares of common stock, respectively. For the nine months ended September 30, 2012 and 2011, there were no potentially dilutive common stock equivalents that were included in the computation of diluted earnings per share because the exercise price for the outstanding warrants and options exceeded the average market price for our common stock.

NOTE 12: STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of common stock outstanding is as follows:

Balance, December 31, 2011	10,244
Shares purchased and retired, March 2, 2012	(40)
Shares surrendered for payroll taxes and retired, June 13, 2012	(38)
Shares issued for rounding associated with reverse stock split, July 18, 2012	2
Shares cancelled and retired, August 30, 2012	(16)
Balance, September 30, 2012	10,152

NOTE 13: SUBSEQUENT EVENT

We have a small fabrication facility located in Cleveland, Texas on property currently owned by one of our employees (and who is not one of our “named executive officers”). In October 2012, we reached an understanding with the owner of the property to purchase the property for aggregate consideration of $500. We have paid a $100 down-payment and we intend, as part of such purchase, to pay pursuant to a term note, the remaining $400 in installments over a following one-year period. The property includes 15 acres of land, and currently contains residential buildings, recreational facilities and livestock. We plan to expand the fabrication facility in order to increase our production capacity at such location, use the residential buildings at such location to house employees and contractors for projects being conducted at the site, and otherwise use the facilities at the site for general corporate purposes (including the entertainment of clients).

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

Industry and Executive Outlook

During the three months ended September 30, 2012, our subsea solutions services performed robustly due to continued strong demand for our technologically innovative solutions. We expect this strong demand to continue during the remainder of 2012, as evidenced by the addition of approximately $4,600 to backlog since our last Report, bringing our total backlog to approximately $16,300 as of the date of this Report.

During the three months ended September 30, 2012, our ROV and topside equipment rental services were adversely affected by decreased demand caused by the slow permitting process impacting offshore installation and construction activities in the Gulf of Mexico. We believe the permitting process is improving, which we anticipate will benefit our operating results for the remainder of 2012. See “Recent Events” below for a discussion of the consolidation of our operations.

We believe the deepwater and ultra-deepwater industry is one of the best frontiers for adding large hydrocarbon reserves with high production flow rates. We also believe we are well positioned to supply services and products required to support safe offshore and deepwater projects of our customers. We anticipate demand for our deepwater and ultra-deepwater services and products will continue to grow and we will continue to focus on this industry worldwide.

Our focus remains on successful execution of our projects, obtaining new project awards and effective cash management.

Recent Events

On August 27, 2012, we announced that we had consolidated the operations of our ROV and topside equipment rental services as part of our ongoing cost containment program.  All of the assets and operations previously located in Morgan City, Louisiana are now operating out of our Channelview, Texas facility. During the three months ended September 30, 2012, we incurred approximately $200 in non-recurring expenses associated with this operational consolidation.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. Revenues for the three months ended September 30, 2012 were $9,391. Revenues for the three months ended September 30, 2011 were $8,568. The $823 increase in revenues in the 2012 period was due to an increase of $2,344 in our subsea solutions services due to continued strong demand for our technologically innovative solutions, offset by a decrease of $1,521 in our ROV and topside equipment rental services due to decreased demand.

Gross Profit. Gross profit for the three months ended September 30, 2012 was $3,163, or 34 percent of revenues. Gross profit for the three months ended September 30, 2011 was $2,689, or 31 percent of revenues. The $474, or 3 percentage-point, increase in gross profit in the 2012 period compared to the same period in 2011, was due to a $1,258 increase related to our subsea solutions services due to increased revenues as a result of strong demand for our services. In addition, under a previously existing intercompany agreement which was contributed by Flotation to CFT on December 31, 2010, in the 2011 period, we sub-contracted $960 of work on a major fabrication contract to CFT, on which we realized no gross profit. This increase was offset by a $784 decrease related to our ROV and topside equipment rental services due to weaker demand in the 2012 period than in the 2011 period.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2012 were $1,966. SG&A for the three months ended September 30, 2011 was $1,969. The $3 decrease in SG&A in the 2012 period compared to the 2011 period was primarily due to a $59 decrease in professional services fees as a result of a reduction in accounting and auditing fees, and a $56 decrease in share-based compensation expense. Partially offsetting these decreases was a $108 reduction in reimbursements from CFT for management services due to the termination of our management services agreement.

Depreciation and amortization expense. Depreciation and amortization expense (“D&A”) for the three months ended September 30, 2012 was $140, consisting of amortization expense of $107, and non-cost of sales depreciation expense of $33. D&A for the three months ended September 30, 2011 was $155, consisting of amortization expense of $103, and non-cost of sales depreciation expense of $52. The amortization relates to our intangible assets and the depreciation relates to property, plant and equipment not used in the generation of revenue. The $19 reduction in non-cost of sales depreciation expense is the result of many of our non-revenue generating assets becoming fully depreciated.

Interest expense, net. Interest expense, net was $34 for the three months ended September 30, 2012. Interest expense, net was $84 for the three months ended September 30, 2011. Net interest expense for each period was generated by outstanding bank debt and capital lease obligations, offset by interest income earned on cash and short-term investments. The $50 decrease in the 2012 period compared to the 2011 period is due primarily to the company having lower average interest-bearing obligations in the 2012 period than in the 2011 period.

Equity in net loss of joint venture. Equity in net loss of joint venture for the three months ended September 30, 2012 was $39.  At September 30, 2012, no accrual for potential earn-out proceeds has been recorded because the amount will not be known until March 31, 2013. Equity in net loss of joint venture for the three months ended September 30, 2011 was $124. The joint venture sold its primary operating subsidiary on October 7, 2011, thereby causing the joint venture to have minimal activity subsequent to that date.

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

The following is a reconciliation of net income to Modified EBITDA for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012	2011
Net income	$970	$606
Add back interest expense, net	34	84
Add back depreciation and amortization	474	460
Add back (deduct) income tax expense (benefit)	74	(99)
Add back share-based compensation	142	198
Add back non-recurring operational consolidation expense	200	–
Add back equity in net loss of joint venture	39	124
Modified EBITDA	$1,933	$1,373

Modified EBITDA for the three months ended September 30, 2012 was $1,933. Modified EBITDA for the three months ended September 30, 2011 was $1,373.  Modified EBITDA increased $560 from the 2011 period to the 2012 period primarily due to increased gross profit before depreciation and non-recurring operational consolidation expense of $603, and decreased SG&A before share-based compensation and non-recurring operational consolidation expense of $47. These increases were partially offset by a reduction in other income of $90.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues. Revenues for the nine months ended September 30, 2012 were $22,168. Revenues for the nine months ended September 30, 2011 were $21,946. The $222 increase in revenues in the 2012 period was due to an increase of $4,177 in our subsea solutions services due to continued strong demand for our technologically innovative solutions, offset by a decrease of $3,955 in our ROV and topside equipment rental services due to decreased demand.

Gross Profit. Gross profit for the nine months ended September 30, 2012 was $7,969, or 36 percent of revenues. Gross profit for the nine months ended September 30, 2011 was $5,734 or 26 percent of revenues. The $2,235, or 10 percentage-point, increase in gross profit in the 2012 period compared to the same period in 2011, was due primarily to a $4,552 increase related to our subsea solutions services due to increased revenues as a result of strong demand for our services. In addition, under a previously existing intercompany agreement which was contributed by Flotation to CFT on December 31, 2010, in the 2011 period, we sub-contracted $5,651 of work on a major fabrication contract to CFT, on which we realized no gross profit. This increase was offset by a $2,317 decrease related to our ROV and topside equipment rental services due to weaker demand in the 2012 period than in the 2011 period.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2012 were $5,948. SG&A for the nine months ended September 30, 2011 was $5,974. The $26 decrease was driven primarily by an $870 reduction in professional fees due primarily to decreased accounting and auditing fees and approximately $136 in cost containment program savings. These decreases were partially offset by a $497 reduction in management services reimbursements from CFT for management services due to the termination of our management services agreement, a $322 increase in bad debt expense, and a $161 increase in share-based compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense (“D&A”) for the nine months ended September 30, 2012 was $432, consisting of amortization expense of $322, and non-cost of sales depreciation expense of $110. D&A for the nine months ended September 30, 2011 was $522, consisting of amortization expense of $310, and non-cost of sales depreciation expense of $212. The $102 reduction in non-cost of sales depreciation expense is the result of many of our non-revenue generating assets becoming fully depreciated.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2012 was $120. Interest expense, net for the nine months ended September 30, 2011 was $232. Net interest expense for each period was generated by outstanding bank debt and capital lease obligations, offset by interest income earned on cash and short-term investments. The $112 decrease in the 2012 period compared to the 2011 period is due primarily to the company having lower average interest-bearing obligations in the 2012 period than in the 2011 period.

Equity in net loss of joint venture. Equity in net loss of joint venture for the nine months ended September 30, 2012 was $179.  At September 30, 2012, no accrual for potential earn-out proceeds has been recorded because the amount will not be known until March 31, 2013. Equity in net loss of joint venture for the nine months ended September 30, 2011 was $440. The joint venture sold its primary operating subsidiary on October 7, 2011, thereby causing the joint venture to have minimal activity subsequent to that date.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011
Net income (loss)	$1,309	$(1,199)
Add back interest expense, net	120	232
Add back depreciation and amortization	1,401	1,418
Add back (deduct) income tax expense (benefit)	93	(69)
Add back share-based compensation	519	358
Add back non-recurring operational consolidation expense	200	–
Add back equity in net loss of joint venture	179	440
Modified EBITDA	$3,821	$1,180

Modified EBITDA for the nine months ended September 30, 2012 was $3,821. Modified EBITDA for the nine months ended September 30, 2011 was $1,180.  Modified EBITDA increased $2,641 from the 2011 period to the 2012 period primarily due to increased gross profit before depreciation and non-recurring operational consolidation expense of $2,408, and decreased SG&A before share-based compensation and non-recurring operational consolidation expense of $287. These increases were partially offset by a reduction in other income of $54.

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

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio at September 30, 2012: 0.32 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of September 30, 2012: 3.58 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $13,000; actual Tangible Net Worth as of September 30, 2012: $19,384.

As of September 30, 2012, we were in compliance with all of the aforementioned financial covenants.

At September 30, 2012, we had working capital of $4,499.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of September 30, 2012, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, has concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2012.

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

DEEP DOWN, INC. (Registrant)

Date: November 13, 2012	By:	/s/ Eugene L. Butler
Eugene L. Butler
Executive Chairman and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Certificate of Change filed the Secretary of State of the State of Nevada on July 17, 2012 (incorporated by reference from Form 8-K filed on July 19, 2012).
3.3	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32*	Statement of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed or furnished herewith.

