Form 10-K
period 2012-12-31
Deep Down, Inc.
filed 2013-03-28
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  NO ☑

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, was $10,601,655.

At March 25, 2013, the issuer had 10,151,529 shares outstanding of common stock, par value $0.001 per share.

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

Deep Down is the parent company to the following wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), Mako Technologies, LLC, a Nevada limited liability company (“Mako”) and Deep Down International Holdings, LLC, a Nevada limited-liability company (“DDIH”).

Our website address is www.deepdowncorp.com. We make available, free of charge on or through our website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Paper or electronic copies of such material may be requested by contacting the Company at our corporate offices. Information filed with the SEC is also available at www.sec.gov or may be read and copied at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information regarding operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

On April 2, 2007, we acquired substantially all of the assets of ElectroWave USA, Inc., a Texas corporation. We formed a wholly-owned subsidiary, ElectroWave USA, Inc., a Nevada corporation, to complete the acquisition.  This division was dissolved with the Nevada Secretary of State on July 28, 2011.

On December 1, 2007, we acquired all of the common stock of Mako Technologies, Inc.  We formed a wholly-owned subsidiary, Mako Technologies, LLC to complete the acquisition.  Located in Morgan City, Louisiana, Mako serves the offshore petroleum and marine industries with technical support services, and equipment vital to offshore petroleum production, through the provision of highly qualified technicians, remotely operated vehicle (“ROV”) services, topside and subsea equipment and support systems used in diving operations, maintenance and repair operations, and offshore construction. In August 2012, we consolidated the operations of Mako in Morgan City, Louisiana into Deep Down Delaware in Channelview, Texas.

On June 5, 2008, we completed the acquisition of Flotation Technologies, Inc., a Maine corporation (“Flotation”). We effectively dated the acquisition for accounting purposes as of May 1, 2008 and consummated the closing on June 6, 2008. Flotation engineers, designs and manufactures deepwater buoyancy systems using high-strength FlotecTM syntactic foam and polyurethane elastomers from its facilities in Biddeford, Maine. Effective December 31, 2010, we engaged in a transaction in which all of the operating assets and liabilities of Flotation were contributed, along with other contributions we made, to a joint venture entity named Cuming Flotation Technologies, LLC (“CFT”), in return for a 20 percent common unit ownership interest in CFT. In August 2012, we transferred Flotation’s ownership in CFT to Deep Down and dissolved Flotation.

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

Importantly, this transaction impacts the presentation of our financial condition and results of operations because it means that the operations of Flotation will no longer be included in such presentation for periods beginning January 1, 2011, except on the basis of our 20 percent common unit ownership interest in CFT. The operations of Flotation were fully included in our presentation of historical information for periods ended December 31, 2010 and prior (since the acquisition of Flotation in 2008).

Our current operations include Deep Down Delaware.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in accordance with our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting deepwater and ultra-deepwater offshore exploration, development and production of oil and gas reserves and other maritime operations.

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

Our shore-based facility located at Core Industries, Inc. in Mobile, AL has 6,500 square feet and houses our 3,400 ton carousel system, used to store customers’ products. The site is sufficient to allow for full system integration testing of our customers’ equipment prior to deployment offshore.

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

Customers

Demand for our deepwater and ultra-deepwater services, surface equipment and offshore rig equipment is substantially dependent on the condition of the oil and gas industry to invest in substantial capital expenditures as well as continual maintenance and improvements on its offshore exploration, drilling and production operations. The level of these expenditures is generally dependent upon various factors such as expected prices of oil and gas, exploration and production costs of oil and gas, and the level of offshore drilling and production activity.  The prevailing view of future oil and gas prices are influenced by numerous factors affecting the supply and demand for oil and gas.  These factors include worldwide economic activity, interest rates, cost of capital, environmental regulation, tax policies, and production levels and prices set and maintained by producing nations and OPEC.  Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of domestic and international offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

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

Marketing and Sales

We market our services and products throughout the world directly through our sales personnel in our Channelview, Texas office. We periodically advertise in trade and technical publications of our customer base.  We also participate in industry conferences and trade shows to enhance industry awareness of our products and services.  Our customers generally order products and services after consultation with us on their project.  Orders are typically completed within two weeks to three months depending on the type of product or service.  Larger and more complex products may require four to six months to complete, though we have accepted several longer-term projects, requiring significantly more time to complete.  Our customers select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery and advance technology.  For large production system orders, we engage our project management team to coordinate customer needs with engineering, manufacturing and service organizations, as well as with subcontractors and vendors.  Our profitability on projects is dependent on performing accurate and cost-effective bids as well as performing efficiently in accordance with bid specifications.  Various factors can adversely affect our performance on individual projects that could potentially adversely affect the profitability of a project.

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

Employees

At March 1, 2013, we had a total of 79 employees, of which all 79 were full-time employees.  Our employees are not covered by collective bargaining agreements and we generally consider our employee relations to be good.  Our operations depend in part on our ability to attract a skilled labor force.  While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we pay or both.

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

ITEM 2. Description of Property

Our principal corporate offices are located at 8827 W. Sam Houston Parkway North, Suite 100, Houston, TX 77040. The 89-month lease term began in February 2009 and includes an allowance for leasehold improvements by the landlord, plus a charge for monthly common area expenses (“CAM charges”) on a pro-rata basis of the total building expenses (including insurance, security, maintenance, property taxes and utilities) beginning on the sixth month of the lease term. Monthly lease costs range from $12,177 to $14,391 plus CAM charges, due to a rent escalation clause over the term of the lease.

Our operating facilities for Deep Down Delaware are located at 15473 East Freeway, Channelview, Texas 77530 and consist of approximately 11 acres of land that houses 60,000 square feet of manufacturing space and 7,000 square feet of office space.   These manufacturing facilities in Channelview, Texas, are subject to the liens of our lender, Whitney Bank, under our credit agreement. We believe that our current space is suitable, adequate and of sufficient capacity to support our current operations.

Additionally, we lease 6,500 square feet of storage space in Mobile, AL to house our 3,400 ton carousel system. The 5-year lease commenced in August 2010 at a base rate of $3,500 per month.

Mako leases its property and buildings from Sutton Industries at a base rate of $8,122 per month.  Mako is located at 125 Mako Lane, Morgan City, LA 70380.  The 5-year lease term commenced on June 1, 2006, and was renewed for five additional years in June 2011. As a result of the closure of our operation in Morgan City in August 2012, on December 13, 2012, this property was subleased for the remainder of the lease term.

ITEM 3. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the normal course of business. As of the date of this Report, we are currently not involved in any pending, material legal proceedings.

As disclosed in our Form 8-K filed on November 12, 2010, we received a Notice of Federal Tax Lien from the Internal Revenue Service (“IRS”) in an approximate amount of $573,000 for nonpayment of certain taxes. This claim related primarily to 2007 and 2008 tax returns that were incorrectly processed when the Company changed its tax year. We paid approximately $592,000 in December 2010 and the lien was removed effective December 7, 2010. Subsequently, the issue was resolved in our favor by the IRS and on January 13, 2012, we received a refund check for approximately $573,000. We are working with the IRS to receive the remaining $19,000 balance, which was the interest and penalties charged for the lien.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

Our common stock trades on the OTC Markets Group (OTCQB) under the symbol (OTCQB:DPDW). The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the OTC Markets.

	High	Low
Fiscal Year 2012:
December 31, 2012	$1.44	$1.17
September 30, 2012	$1.60	$1.05
June 30, 2012	$1.80	$1.00
March 31, 2012	$1.59	$0.80
Fiscal Year 2011:
December 31, 2011	$1.65	$0.80
September 30, 2011	$2.80	$1.37
June 30, 2011	$2.60	$1.60
March 31, 2011	$2.39	$1.60

Stockholders of Record

As of March 25, 2013, there were 1,046 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

Equity Compensation Plan Information

The following table sets forth the outstanding equity instruments as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by securityholders	1,007,500 (1)	$1.99	1,522,729 (1)
Equity compensation plans not approved by securityholders	380,947 (2)	20.20	–
TOTAL	1,388,447	$2.09	1,522,729

(1)	Represents 1,007,500 shares of common stock that may be issued upon exercise of outstanding options, pursuant to equity awards granted as of December 31, 2012 under the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”) plus 1,522,729 additional shares of common stock available for future grant under the Plan. The total number of shares subject to grants and awards is 15 percent of issued and outstanding shares of common stock. The Plan was approved by security holders of our predecessor MediQuip Holdings, Inc.

(2)	Represents 375,006 shares of nonvested common stock plus 5,941 shares of common stock underlying warrants granted in 2008 as part of our prior borrowing facility. See Note 9, “Warrants”, to our consolidated financial statements included in this Report with regard to material terms of such warrants.

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

Industry and Executive Outlook

We began 2012 with our highest level of secured work to start off the year, in excess of $10,000. However, our ROV and topside equipment rental services, located in Morgan City, Louisiana, was being adversely affected by a significant decrease in demand in the first half of the year, which caused an adverse effect on our consolidated operations. When operations in Morgan City did not improve during the second quarter, management made the decision to close down Morgan City and consolidate all the equipment with our operations in Channelview, Texas, in order to substantially reduce operating costs. The operating loss of the ROV and topside equipment services in 2012 exceeded $2,100, which does not include the closing and moving costs or impairment of the intangible assets.

The backlog at year-end has increased to approximately $20,000 and the demand for our services and products continues to increase. The work in the Gulf of Mexico is the strongest it has been in four years. The international demand for our products and services continues to increase as well. We are very optimistic about 2013, since our backlog remains strong and we have taken steps to reduce losses from the ROV and topside equipment rental services.

For fiscal 2013, our focus remains on successful execution of our projects, obtaining new awards and expansion of our new products as a part of our business, such as the non-helical umbilical product that we recently announced our first project and we will continue to focus on cash management with our continuing growth.

Results of Operations

Revenues

	For the Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
Revenues	$29,034	$27,441	$1,593	6%

Revenues for the year ended December 31, 2012 were $29,034. Revenues for the year ended December 31, 2011 were $27,441. The $1,593 increase in revenues in the 2012 period was due to an increase of $6,226 in our subsea solutions services due to continued strong demand for our technologically innovative solutions, offset by a decrease of $4,633 in our ROV and topside equipment rental services due to decreased demand.

Cost of sales and gross profit

	For the Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
Cost of sales	$19,741	$19,923	$(182)	(1%	)
Gross Profit	$9,293	$7,518	$1,775	24%
Gross Profit %	32%	27%		5%

Gross profit for the year ended December 31, 2012 was $9,293, or 32 percent of revenues. Gross profit for the year ended December 31, 2011 was $7,518 or 27 percent of revenues. The $1,775, or 5 percentage-point, increase in gross profit in the 2012 period compared to the same period in 2011, was due primarily to a $3,347 increase related to our subsea solutions services due to increased revenues as a result of strong demand for our services. This translated to a 6 percentage-point increase on 95 percent of our total revenues. This increase was offset by a $1,572 decrease related to our ROV and topside equipment rental services due to weaker demand in the 2012 period than in the 2011 period. This represented a 67 percentage-point decrease on 5 percent of our total revenues.

We record depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $1,317 and $1,223 for the years ended December 31, 2012 and 2011, respectively. Depreciation included in cost of sales increased $94 from 2011 to 2012 primarily as a result of the commencement of depreciation of new assets acquired to increase our capabilities and efficiency.

Selling, general and administrative expenses

	For the Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
Selling, general & administrative	$8,947	$8,379	$568	7%
Selling, general & administrative as a % of revenues	31%	31%		0%

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2012 were $8,947, or 31 percent of revenues. SG&A for the year ended December 31, 2011 was $8,379, or 31 percent of revenues. The $568, or 0 percent of revenues, increase was driven primarily by a $1,357 increase in bad debt expense, a $535 reduction in management services reimbursements from CFT due to the termination of our management services agreement, and a $47 net increase in all other general operating expense categories. These increases were partially offset by a $796 reduction in professional fees due primarily to decreased accounting and auditing fees and a decrease in payroll and related expense of $575 primarily due to a reduction in bonuses.

Depreciation and amortization expense (excluded from Cost of sales)

	For the Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
Depreciation expense excluded from Cost of sales	$140	$254	$(114)	(45%	)
Amortization expense	316	413	$(97)	(23%	)
Total depreciation and amortization expense excluded from Cost of sales	$456	$667	$(211)	(32%	)

Depreciation expense excluded from cost of sales consists of depreciation related to our non-revenue generating property, plant and equipment. Depreciation expense excluded from cost of sales decreased $114 from 2011 to 2012 primarily as a result of many of our non-revenue generating assets becoming fully depreciated in 2012.

Amortization expense consists of amortization of our intangible assets, including customer lists, trademarks, non-compete covenants, and patents. Amortization expense decreased $97 from 2011 to 2012 primarily as a result of the impairment of intangible assets which we recorded in the fourth quarter of 2012.

Impairment of long-lived assets

In August 2012, we closed down our office in Morgan City, Louisiana, and consolidated the operations of Mako into Deep Down Delaware in Channelview, Texas. In November 2012, we evaluated Mako’s customer lists, trademarks and non-compete covenants in light of the consolidation and determined that these intangible assets had no future economic benefit. As a result, in the year ended December 31, 2012, we recorded impairment expense of $2,156 primarily to fully impair the remaining carrying value of the Mako intangibles.

Net interest expense

Net interest expense for the year ended December 31, 2012 was $155. Net interest expense for the year ended December 31, 2011 was $301. Net interest expense decreased $146, primarily due to lower interest-bearing debt balances.  Net interest expense for each period was generated by our outstanding bank debt, capital leases and subordinated debenture, and was offset by interest income on cash balances.

Equity in net (loss) income of joint venture

For the year ended December 31, 2012, CFT had a net loss of $895, which was incurred primarily by CFT’s remaining operating subsidiary, Flotation Tech, LLC. For the year ended December 31, 2011, CFT had net income of $22,578, which was comprised primarily of a $30,133 gain on the sale of CFT’s principal operating subsidiary, Cuming. Our 20 percent equity-method portion of CFT’s net income was $4,516 and we reduced this amount by $124 to account for our share of dividends paid to preferred unit holders. Therefore, 2011 net earnings from our investment in CFT was $4,392 for the year ended December 31, 2011.

Discontinuance of ERP system project

It was management’s opinion that the ERP system in process was too costly to completely install and maintain, and did not meet the Company’s requirements. We opted to combine several engineering and quality management systems, along with our upgraded accounting system, to improve our information management with a more efficient and less costly system. As a result of this decision, we expensed $941 in deferred costs associated with this ERP project in the year ended December 31, 2011.

Net other income

Net other income for the year ended December 31, 2012 was $198. Net other income for the year ended December 31, 2011 was $460. The decrease of $262 from 2011 to 2012 was due primarily to decreased gains on sales of property, plant and equipment.

Income tax (expense) benefit

Income taxes were $107 higher in 2012 than they were in 2011. This occurred mostly as a result of receiving a $100 state income tax refund in 2011.

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

The following is a reconciliation of net (loss)income to Modified EBITDA for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
	2012	2011
Net (loss) income	$(2,454)	$2,137
Add back interest expense, net of interest income	155	301
Add back depreciation and amortization	1,773	1,890
Add back (deduct) income tax expense (benefit)	52	(55)
Add back share-based compensation	554	424
Add back impairment of long-lived assets	2,156	–
Add back (deduct) bad debt expense (credit)	1,134	(223)
Add back non-recurring operational consolidation expense	240	–
Add back (deduct) equity in net loss (earnings) of joint venture	179	(4,392)
Add back discontinuance of ERP system project	–	941
Modified EBITDA	$3,789	$1,023

Modified EBITDA for the year ended December 31, 2012 was $3,789. Modified EBITDA for the year ended December 31, 2011 was $1,023.  Modified EBITDA increased $2,766 from the 2011 period to the 2012 period primarily due to increased gross profit before depreciation and non-recurring operational consolidation expense of $1,999, and decreased SG&A before share-based compensation, bad-debt provision, and non-recurring operational consolidation expense of $1,029. These increases were partially offset by a reduction in other income of $262.

Liquidity and Capital Resources

Overview

During the fiscal years ended December 31, 2012 and 2011, we supplemented the financing of our capital needs primarily through debt financings. Most significant in this regard has been the debt facility we have maintained with Whitney Bank, a state chartered bank (and successor to Whitney National Bank, a national banking association) (“Whitney”). Our loans outstanding under the Amended and Restated Credit Agreement with Whitney (the “Restated Credit Agreement”) were to become due on April 15, 2013.

On March 5, 2013, we entered into the Fifth Amendment to Amended and Restated Credit Agreement (“Fifth Amendment”) with Whitney. Under the Fifth Amendment, the Company and Whitney agreed:

—	To increase the committed amount under the revolving credit facility (“Revolving Credit Facility”) to $5,000, and extend the maturity date of such Revolving Credit Facility to April 15, 2014;

—	To increase the committed amount under the real estate term facility (“RE Term Facility”) to $2,000, and extend the maturity date of such RE Term Facility to April 15, 2018, and the Company is obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

—	For Whitney to make a new single-advance term loan to Deep Down in the original principal amount of $250 (“Equipment Term Loan”) for the purpose of effecting a purchase of two tensioners (the “Equipment”). The Equipment Term Loan has an interest rate of 4.0 percent per annum and maturity date of April 15, 2018, and the Company is obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $4, beginning April 1, 2013;

—	To change the definition of EBITDA to allow a non-recurring expense in the amount of $117 for closing the operations of Mako and consolidating with Deep Down Delaware for the fiscal quarter ended December 31, 2012, and to allow a non-recurring charge of $2,156, for the write-off related to impairment of long-lived assets associated with consolidating the operations of Mako for the fiscal quarter ended December 31, 2012;

As of the effective date of the Fifth Amendment, the outstanding principal balance of the RE Term Facility was $1,730. Whitney agreed to make a single advance to the Company in an amount equal to $270 (bringing the balance of the RE Term Facility as of the effective date of the Fifth Amendment to $2,000) to assist in effecting the purchase of the Equipment. As with Deep Down’s other outstanding indebtedness under the credit agreement, outstanding amounts of the Equipment Term Loan are secured by a security interest in all of Deep Down’s assets. The interest rate in all of the loans remains the same at 4.0 percent per annum.

We believe that we will have adequate liquidity to meet our future operating requirements.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2012 and 2011. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segments

For the years ended December 31, 2012 and 2011, our operating segments, Deep Down Delaware and Mako have been aggregated into a single reporting segment. In August 2012, we consolidated the operations of Mako in Morgan City, Louisiana into Deep Down Delaware in Channelview, Texas. While the operating segments have different product lines, they are very similar. They are both service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States, although we occasionally generate sales to international customers.

Long-Lived Assets

Property, plant and equipment. Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is our policy to include amortization expense on assets acquired under capital leases with depreciation expense on owned assets. Additionally, we record depreciation and amortization expense related to revenue-generating assets as a component of cost of sales in the accompanying statements of operations.

Goodwill. Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. We evaluate the carrying value of goodwill annually on December 31, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors, in business, the business climate or unanticipated competition. For purposes of our annual impairment test, our reporting units are the same as our operating segments discussed above.

The test for goodwill impairment uses a two-step approach. The first step is to compare the estimated fair value of any reporting units within the Company that have goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the operating segment. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to a reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the carrying value of goodwill for the reporting unit, and the carrying value is written down to the hypothetical amount, if lower.

There was no impairment of goodwill for the years ended December 31, 2012 and 2011.

Other intangible assets. Our other intangible assets generally consist of assets acquired related to previous business combinations and are primarily comprised of customer lists, trademarks and non-compete covenants.  We amortize intangible assets over their useful lives ranging from six to twenty-five years on a straight-line basis. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, amortization methods, useful lives and the valuation of acquired other intangible assets. All the intangible assets of Flotation were contributed to CFT effective December 31, 2010; see additional discussion in Note 3, “Investment in Joint Venture.”

We test for the impairment of other intangible assets upon the occurrence of a triggering event. We base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate the carrying amount of an asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. The undiscounted cash flow analysis consists of estimating the future cash flows that are directly associated with and expected to arise from the use and eventual disposition of the asset over its remaining useful life. These cash flows are inherently subjective and require significant estimates based upon historical experience and future expectations reflected in our budgets and internal projections. If the undiscounted cash flows do not exceed the carrying value of the long-lived asset, an impairment has occurred, and we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. Cash flows are generally discounted at an interest rate commensurate with our weighted average cost of capital for a similar asset.

In August 2012, we closed down our office in Morgan City, Louisiana, and consolidated the operations of Mako into Deep Down Delaware in Channelview, Texas. In November 2012, we evaluated Mako’s customer lists, trademarks and non-compete covenants in light of the consolidation and determined that these other intangible assets had no future economic benefit. As a result, in the year ended December 31, 2012, we recorded impairment expense of $2,156 primarily to write-off the remaining carrying value of the Mako other intangibles.

There was no impairment of other intangible assets for the year ended December 31, 2011.

Revenue Recognition

We recognize revenue once the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectability of the related receivable is reasonably assured. Service revenue is recognized as the service is provided, and time and materials contracts are billed on a bi-weekly or monthly basis as costs are incurred. Customer billings for shipping and handling charges are included in revenue. Revenues are recorded net of sales taxes.

From time to time, we enter into large fixed-price contracts. The percentage-of-completion method is used as a basis for recognizing revenue on these contracts. We recognize revenue as costs are incurred because we believe the incurrence of cost reasonably reflects progress made toward project completion.

Provisions for estimated losses on uncompleted large fixed-price contracts (if any) are recorded in the period in which it is determined it is more likely than not a loss will be incurred.  Changes in job performance, job conditions, and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price.

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

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends upon our ability to generate sufficient taxable income of the appropriate character in the future. This requires management to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider all reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state, and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged in the period in which the determination is made, either to income or goodwill, depending upon when that portion of the valuation allowance was originally created.

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

Share-Based Compensation

We record share-based payment awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2012, we had two types of share-based employee compensation: stock options and restricted stock. In addition to employee service, the restricted stock awards also have a performance component.

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

Earnings or Loss per Common Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net earnings or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net earnings or loss by the weighted average number of common shares and dilutive common stock equivalents (stock options, restricted stock and warrants) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and warrants to purchase common stock were exercised for shares of common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

Recent Accounting Pronouncements are included in Note 1, “Description of Business and Summary of Significant Accounting Policies”, to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, which are material to investors that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 8. Financial Statements

The financial statements are included herewith commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Material Weakness Related to Percentage-of-Completion Accounting for Fixed-Price Contracts. During the audit of our financial statements for the year ended December 31, 2012, we identified a control deficiency related to our percentage-of-completion (“POC”) accounting associated with fixed-price contracts. We concluded that the Company's processes, procedures and internal controls were not effective to ensure that, in general, amounts related to the revenue and costs associated with these contracts could be accounted for in accordance with generally accepted accounting principles.

Specifically, we determined that there was: (i) failure to account for a significant fixed-price contract using POC accounting; (ii) incorrect total contract revenue values input into the POC schedules; (iii) inaccurate cost-to-complete estimates; and (iv) intermingling of revenues and costs from contracts containing both fixed-price and time and expense components.

We established that these deficiencies resulted from: (i) lack of effective communication between operations and accounting personnel; (ii) lack of effective management review of contract terms; and (iii) lack of effective management review of the POC revenue recognition calculations.

Although these control deficiencies have not caused material misstatements to our prior financial statement filings, we intend to implement the following internal controls and procedures over our POC accounting for fixed-price contracts during the second quarter of 2013 to remedy the material weakness:

•	Addition of a contracts financial analysis function within project management to ensure:

o	Timely and accurate preparation of initial and updated detailed cost estimates and POC schedules for fixed-price contracts;

o	Proper segregation of accounting for time and materials aspects from POC aspects of contracts containing both;

o	Effective management review of contract terms;

o	Effective communication with accounting personnel;

o	Effective management review of the POC revenue recognition calculations.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, except as noted above.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of December 31, 2012, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2012, except as noted above.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2012, except as noted above.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position Held With Deep Down
Ronald E. Smith (1)	54	President, Chief Executive Officer and Director
Eugene L. Butler	71	Executive Chairman and Chief Financial Officer
Mary L. Budrunas (1)	61	Vice President, Corporate Secretary and Director
Michael J. Newbury	45	Vice President (until March 28, 2013)

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

Ronald E. Smith, President, Chief Executive Officer and Director. Mr. Smith co-founded Deep Down in 1997 and has served as our Chief Executive Officer, President and Director since December 2006. Prior to December 2006, Mr. Smith was Deep Down’s President. Mr. Smith graduated from Texas A&M University with a Bachelor of Science degree in Ocean Engineering in 1981. Mr. Smith worked both onshore and offshore in management positions for Ocean Drilling and Exploration Company (ODECO), Oceaneering Multiflex, Mustang Engineering and Kvaerner before founding Deep Down. Mr. Smith’s interests include all types of offshore technology, nautical innovations, state of the art communications, diving technology, hydromechanics, naval architecture, dynamics of offshore structures, diving technology and marketing of new or innovative concepts. Mr. Smith is directly responsible for the invention or development of many innovative solutions for the offshore industry, including the first steel tube flying lead installation system. Mr. Smith is also credited for the new patented Steel Flying leads – Subsea deployment systems – New subsea J-plates – and the recently patented NHU (Non Helical umbilical), which is mobile steel tube umbilical production facility employing a new concept to build Steel Tube Umbilicals.

Mr. Smith is qualified for service on the Board due to his extensive background in many aspects of the offshore industry, spanning almost three decades. Mr. Smith’s wide range of knowledge and experience with the various technologies and platforms in the deepwater industry brings invaluable expertise to our Board.

Eugene L. Butler, Executive Chairman and Chief Financial Officer.   Mr. Butler has served as Chief Financial Officer and Director with Deep Down since June 2007, and was appointed Executive Chairman of the Board effective September 1, 2009. Mr. Butler was Managing Director of CapSource Services, Inc., an investment banking firm specializing in mergers, acquisitions and restructurings, from 2002 until 2007. Prior to this, Mr. Butler served in various capacities as a director, president, chief executive officer, chief financial officer and chief operating officer for Weatherford International, Inc., a multi-billion dollar multinational service and equipment corporation serving the worldwide energy market, from 1974 to 1991.  He was elected to Weatherford’s Board of Directors in May of 1978, elected president and chief operating officer in 1979, and president and chief executive officer in 1984.  He successfully developed and implemented a turnaround strategy eliminating debt and returning the company to profitability during a severe energy recession.  Mr. Butler also expanded operations into international markets allowing Weatherford to become a major worldwide force with its offshore petroleum products and services. Mr. Butler graduated from Texas A&M University in 1963, and served as an officer in the U.S. Navy until 1969 when he joined Arthur Andersen & Co. Mr. Butler is distinguished by numerous medals and decorations, including the Bronze Star with combat “V” and the Presidential Unit Citation for his service with the river patrol force in Vietnam. Mr. Butler has also served on the Board of Powell Industries, Inc. (Nasdaq: POWL) since 1990, where he is the Chairman of the Audit Committee and member of the Governance Committee. Mr. Butler is a Certified Public Accountant.

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

Mary L. Budrunas, Vice-President, Corporate Secretary and Director.  Ms. Budrunas, co-founder of Deep Down, Inc. along with current chief executive officer Ronald E. Smith, has served as our Vice-President, Corporate Secretary and Director since December 2006.  Ms. Budrunas is responsible for our administrative functions, including human resources and accounting.  Ms. Budrunas has more than 30 years of logistical management experience in manufacturing, fabrication, and industrial sourcing in the oil and gas industry. Prior to Ms. Budrunas co-founding Deep Down in 1997, she managed the purchasing efforts of many projects over a 10-year period for Mustang Engineering, and previously directed procurement for a large petroleum drilling and production facility project in Ulsan, Korea.

Ms. Budrunas is qualified for service on the Board based on her extensive oil and gas industry experience. Such expertise provides valuable insight to the Board.

Michael J. Newbury, Vice President. Mr. Newbury served as our Vice President Business Development from February 19, 2010 until March 28, 2013. Mr. Newbury joined Deep Down in March 2009 and served as Corporate Business Development Manager. Prior to joining us, Mr. Newbury held various positions with increasing authority and responsibility with such companies as Subsea 7 from 2002 to 2009, a $2 billion multi-national service and equipment corporation serving the worldwide energy market, General Manager, North and Central America – i-Tech Division, Commercial Manager, North and Central America – ROV, Survey & DGPS, Business Development Manager, North America; Halliburton Subsea (US) 1999 – 2002, Senior Manager – Business Development, Operations Project Manager – ROV and Marine; Subsea International (US) 1997 – 1999,  Safety, Quality and Environmental Group Manager & Human Resources & Payroll Manager, and Subsea Offshore Limited (Great Yarmouth and Aberdeen UK) 1990-1997, General Manager, HSEQ Global Manager, Quality Assurance Global Manager, Quality Assurance Engineer.  Mr. Newbury has worked in most major oil producing regions of the world, including the Gulf of Mexico, Central America, North Sea, Asia, and Australia.  Mr. Newbury’s main areas of focus over the past eight years have been in offshore business development, tendering, and contract negotiation.

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

The Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies. Our Board of Directors has determined that no director qualifies as an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. We are not required to have an independent audit committee financial expert because we are not governed by any exchange listing requirements, which require one.

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

Based solely upon a review of the copies of such forms furnished to us or written representations of our officers and directors, we believe that all Section 16(a) filing requirements were filed on a timely basis.

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

The following table sets forth information concerning total compensation earned in the years ended December 31, 2012 and 2011 by our Principal Executive Officer (“PEO”) and our two most highest compensated executive officers other than our PEO (collectively, our “Named Officers”).

Summary Compensation Tables for the years ended December 31, 2012 and 2011

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards	Option Awards	All Other Compensation (2)	Total
Ronald E. Smith	2012	$386,250	$2,500	$–	$–	$19,500	$408,250
President and Chief Executive Officer	2011	$362,250	$171,904	$225,000	$146,500	$86,252	$991,906
Eugene L. Butler	2012	$349,500	$–	$–	$–	$44,037	$393,537
Executive Chairman and Chief Financial Officer	2011	$325,500	$158,254	$225,000	$146,500	$77,598	$932,852
Michael J. Newbury (3)	2012	$190,000	$–	$–	$–	$12,000	$202,000
Vice President	2011	$190,000	$158,254	$90,000	$58,600	$12,000	$508,854

(1)	Amount in 2012 represents cash bonuses paid in respect to time the Company requires of its employees to spend offshore.

(2)	Amounts in 2012 represent:

•	Automobile allowances of $19,500, $19,500 and $12,000 to Messrs. Smith, Butler and Newbury, respectively; and
•	Reimbursement of $10,737 to Mr. Butler for federal and state payroll withholdings customarily withheld for an employee; and
•	Reimbursement of $13,800 to Mr. Butler for healthcare premiums.

(3)	Mr. Newbury resigned as Vice President of the Company effective March 28, 2013.

Narrative Disclosure to Summary Compensation Table

Employment agreements with Named Executive Officers

All of the compensation described in the foregoing table, other than those amounts shown in the “Bonus”, “Stock Awards” and “Option Awards” columns, was paid to the Named Officers pursuant to agreements with Deep Down.

Agreement with Mr. Smith. On January 1, 2010, the Company entered into an employment agreement with Mr. Smith for a term of three years, and is subject to further automatic renewals for annual periods up to an additional two years. The employment agreement provides that Mr. Smith receive an annual cash compensation of $386,250.

Agreement with Mr. Butler. On January 1, 2010, the Company entered into an employment agreement with Mr. Butler for a term of three years, and is subject to further automatic renewals for annual periods up to an additional two years. The employment agreement provides that Mr. Butler receive an annual cash compensation of $349,500.

Agreement with Mr. Newbury. On March 15, 2013, Mr. Newbury notified the Company that he would resign as Vice President effective March 28, 2013 to pursue other opportunities. He will be entitled for a period of three months after termination to exercise all options granted to him to the extent vested and exercisable on March 28, 2013.

The amounts included for 2011 in the “Stock Awards” column above reflect grants of nonvested stock, which were granted on June 8, 2011, with vesting contingent upon achievement of certain performance goals.

Outstanding Equity Awards at December 31, 2012

The following table summarizes outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2012 for our Named Officers. The table also summarizes nonvested stock awards assuming a market value of $1.30 per share (the closing market price of the Company’s stock on December 31, 2012). See Note 8, “Share-Based Compensation” to our consolidated financial statements included in this Report for additional information.

	OPTION AWARDS						STOCK AWARDS
	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Options		Option Exercise	Option	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock that Have Not
Name	Exercisable (#)		Unexercisable (#)		Price ($)(1)	Expiration Date (2)	Vested (#)(3)		Vested ($)

Ronald E. Smith	41,667		83,333		1.80	6/8/2016	83,334		108,334
Eugene L. Butler	41,667		83,333		1.80	6/8/2016	83,334		108,334
	500,000		–		2.00	9/1/2014
	100,000		–		2.40	3/23/2014
Michael J. Newbury	16,667	(4)	33,333	(4)	1.80	6/8/2016	33,334	(4)	43,334
	8,334	(4)	4,166	(4)	2.44	2/19/2015

(1)	The exercise price is equal to the closing price of Deep Down’s common stock on the grant date. These options will vest in three equal increments on each anniversary of the grant date, subject to continued employment with Deep Down through these vesting dates.

(2)	Each option grant has a five-year term. Each option is scheduled to vest in three equal increments on each anniversary of the grant date, subject to continued employment with Deep Down through these vesting dates.

(3)	The restrictions on these shares of nonvested stock will lapse in one-third increments on each anniversary of the grant date, subject to achievement of both the performance-based and service-based conditions.

(4)	As a result of the resignation of Mr. Newbury on March 28, 2013, Mr. Newbury forfeited unvested options to purchase 4,166 shares of common stock awarded on February 19, 2010, unvested options to purchase 33,333 shares of common stock awarded on June 8, 2011 and 33,334 unvested shares of restricted stock awarded on June 8, 2011. Mr. Newbury will forfeit vested options to purchase 8,334 shares of common stock if not exercised prior to June 26, 2013 and vested options to purchase 16,667 shares of common stock if not exercised prior to June 26, 2013.

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

Compensation of Directors

The Company’s Audit Committee of the Board of Directors made all decisions regarding director compensation. Only directors, who are not employees of the Company or any of its subsidiaries or affiliates (“Independent Directors”), are entitled to receive a fee, plus reimbursement of reasonable out-of-pocket expenses incurred to attend Board and Audit Committee meetings.

The Company uses a combination of cash and equity-based compensation, in the form of restricted stock and options to purchase common shares, to attract and retain qualified candidates to serve on the Board. We believe our compensation arrangement for Independent Directors is comparable to the standards of peer companies within our industry and geographical location.

Cash Compensation

Independent Directors are entitled to receive attendance fees of $2,000 per meeting of the Board of Directors, which are attended in person, plus $1,000 per meeting attended by telephone or other electronic means. All directors are also entitled to reimbursement of expenses. Additionally, Independent Directors serving in specified committee positions are also entitled to receive the following annual retainers:

Board of Directors	$12,000
Chairman of the Audit Committee	$10,000
Chairman of the Compensation Committee	$10,000
Chairman of the Governance Committee	$5,000

Messrs. Smith and Butler and Ms. Budrunas, who are also employees of the Company, do not receive any additional cash or equity-based compensation for their services as directors during the year ended December 31, 2012.

During the year ended December 31, 2012, we did not have any independent directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Set forth below is certain information with respect to beneficial ownership of Common Stock as of March 25, 2013 by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law. The table includes transactions effected prior to the close of business on March 25, 2013.

	Shares Beneficially Owned
Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned as of March 25, 2013	Shares Underlying Options Which Are or Will Become Exercisable Prior to May 24, 2013	Total Beneficial Ownership as of May 24, 2013		Percent of Outstanding Common Stock (2)

Goldman Capital Management, Inc.	1,062,052	–	1,062,052	(3)	9.8%

Directors and Executive Officers:
Ronald E. Smith (4)	1,200,196	41,667	1,241,863	(5)	11.1%
Mary L. Budrunas (4)	930,651	–	930,651		8.6%
Eugene L. Butler	123,252	641,667	764,919	(6)	7.1%
Michael J. Newbury	44,893	29,167	74,060	(7)	*
Ira B. Selya	25,000	12,500	37,500	(8)	*
All directors and officers as a group (5 persons)	2,323,992	725,001	3,048,993		27.8%

* Less than 1%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.
(2)	The percentages in the table are calculated using the total shares outstanding plus the number of securities that can be acquired within 60 days of March 25, 2013 or a total of 10,830,697 shares.
(3)	Based on a Schedule 13G filed with the SEC dated January 8, 2013, Goldman Capital Management, Inc. may be deemed the beneficial owners of 1,062,052 shares outstanding as of December 31, 2012. The principal executive office address for Goldman Capital Management, Inc. is 767 Third Avenue, New York, NY 10017.
(4)	Mr. Smith and Ms. Budrunas are married and hold an aggregate of 2,130,847 shares of common stock, or approximately 20 percent of outstanding common stock.

(5)	Includes 83,334 shares of restricted stock which vest in two equal installments on June 8, 2013 and June 8, 2014.
(6)	Includes 83,334 shares of restricted stock which vest in two equal installments on June 8, 2013 and June 8, 2014.
(7)	Mr. Newbury resigned as Vice President of the Company effective March 28, 2013. As a result of such resignation, Mr. Newbury forfeited unvested options to purchase 4,166 shares of common stock awarded on February 19, 2010, unvested options to purchase 33,333 shares of common stock awarded on June 8, 2011 and 33,334 unvested shares of restricted stock awarded on June 8, 2011. Mr. Newbury will forfeit vested options to purchase 8,334 shares of common stock if not exercised prior to June 26, 2013 and vested options to purchase 16,667 shares of common stock if not exercised prior to June 26, 2013.
(8)	Includes 50,000 shares of restricted stock which vest in two equal installments on June 8, 2013 and June 8, 2014.

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

We have a fabrication facility located in Cleveland, Texas on property currently owned by one of our employees (and who is not one of our “named executive officers”). In October 2012, we reached an understanding with the owner of the property to purchase the property for aggregate consideration of $500,000. We have made payments of $166,000 through December 2012. and we intend, as part of such purchase, to pay pursuant to a term note, the remaining $334,000 in installments of $33,000 per month, over a following one-year period. The property includes 15 acres of land, and currently contains residential buildings, recreational facilities and livestock. We plan to expand the fabrication facility in order to increase our production capacity at such location, use the residential buildings at such location to house employees and contractors for projects being conducted at the site, and otherwise use the facilities at the site for general corporate purposes (including the entertainment of clients).

Director Independence

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

ITEM 14. Principal Accountant Fees and Services

We retained HEIN & Associates, LLP (“HEIN”) as our principal accountant in 2011. We had no relationship with HEIN prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to HEIN for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2012 and 2011, respectively, and for other services rendered during those years on behalf of Deep Down and its subsidiaries:

	December 31, 2012	December 31, 2011
(i) Audit Fees	$173,650	$134,641
(ii) Audit Related Fees	–	–
(iii) Tax Fees	42,558	75,192
(iv) All Other Fees	–	–

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following consolidated financial statements of Deep Down, Inc. and subsidiaries are filed as part of this Report under Item 8 – Financial Statements and Supplementary Data:

(b) Exhibits.

2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).
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
4.1

Common Stock Purchase Warrant for 320,000 shares of common stock of Deep Down, Inc. issued to Dragonfly Capital Partners, LLC dated August 6, 2007 (incorporated herein by reference from Exhibit 4.2 to our Form 10-KSB filed on April 1, 2008).

4.2

Common Stock Purchase Warrant for 118,812 shares of common stock of Deep Down, Inc. issued to Dragonfly Capital Partners, LLC dated January 4, 2008 (incorporated herein by reference from Exhibit 4.3 to our Form 10-KSB filed on April 1, 2008).

4.3

Securities Purchase Agreement, dated December 31, 2010, by and among Deep Down, Inc. and Flotation Investor, LLC (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed on January 5, 2011).

4.4	6% Subordinated Debenture of Deep Down, Inc. dated March 31, 2008 (incorporated herein by reference from Exhibit 4.1 to our Form 10-Q filed on May 16, 2008).
10.1

Amended and Restated Credit Agreement, entered into as of April 14, 2010, between Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.31 to our Form 10-K filed on April 15, 2010).

10.2

First Amendment to Amended and Restated Credit Agreement, dated December 31, 2010, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.4 to our Form 8-K filed on January 5, 2011).

10.3

Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed on November 14, 2008).

10.4	Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.5 to our Form 10-K filed on March 16, 2009).

28

10.5

Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed on November 14, 2008).

10.6	Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.7 to our Form 10-K filed on March 16, 2009).
10.7

First Amendment to Security Agreement, dated as of December 18, 2008, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed on December 19, 2008).

10.8	Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).
10.9	Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).
10.10	Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender (incorporated by reference from Exhibit 10.36 to our Form 10-K filed on April 15, 2011).
10.11	First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated by reference from Exhibit 10.37 to our Form 10-K filed on April 15, 2010).
10.12	First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated by reference from Exhibit 10.38 to our Form 10-K filed on April 15, 2010).
10.13	ROV Term Loan, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.32 to our Form 10-K filed on April 15, 2010).
10.14	RE Term Loan, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.33 to our Form 10-K filed on April 15, 2010).
10.15	RLOC Term Loan, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.34 to our Form 10-K filed on April 15, 2010).
10.16	LC Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.35 to our Form 10-K filed on April 15, 2010).
10.17	Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed on March 16, 2009).
10.18	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.19†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).
10.20†

Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.21†	Employment Agreement, dated effective as of February 17, 2010, between Deep Down, Inc. and Michael J. Newbury (incorporated by reference from Exhibit 10.30 to our Form 10-K filed on April 15, 2010).
10.22†	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed on July 21, 2008).
10.23	Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).
10.24	Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).
10.25	Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).
10.26	Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).
10.27	Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).
10.28	Waiver Agreement, dated April 28, 2010, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 5, 2010).
10.29	Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).
10.30	Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).
10.31	Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed on January 5, 2011).
10.32	Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed on January 5, 2011).
10.33	First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2011).
10.34	Waiver dated March 25, 2011, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.41 to our Form 10-K filed on April 15, 2011).
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

10.36	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 15, 2011).
10.37	Stock Repurchase Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.38	Acquisition Term Note, dated June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.39	Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 14, 2011).

10.40	Fourth Amendment to Amended and Restated Credit Agreement, dated April 15, 2012, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 10-Q filed on May 15, 2012).
10.41	Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 5, 2013, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 12, 2013).
10.42	Equipment Term Note, dated as of March 5, 2013, made by Deep Down, Inc. to the order of Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 12, 2013).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct. (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
16.1	Letter, dated July 14, 2009, from Malone & Bailey, PC to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed on July 14, 2009).
16.2	Letter, dated June 30, 2010, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed on July 7, 2010).
16.3	Letter, dated June 16, 2011, from KPMG LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed on June 16, 2011).
21.1*	Subsidiary list.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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
Eugene L. Butler
Executive Chairman and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ Ronald E. Smith	President, Chief Executive Officer and Director
Ronald E. Smith	(Principal Executive Officer)

/s/ Eugene L. Butler	Executive Chairman and Chief Financial Officer
Eugene L. Butler	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mary L. Budrunas	Vice-President, Corporate Secretary and Director
Mary L. Budrunas

Date: March 28, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).
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
4.1

Common Stock Purchase Warrant for 320,000 shares of common stock of Deep Down, Inc. issued to Dragonfly Capital Partners, LLC dated August 6, 2007 (incorporated herein by reference from Exhibit 4.2 to our Form 10-KSB filed on April 1, 2008).

4.2

Common Stock Purchase Warrant for 118,812 shares of common stock of Deep Down, Inc. issued to Dragonfly Capital Partners, LLC dated January 4, 2008 (incorporated herein by reference from Exhibit 4.3 to our Form 10-KSB filed on April 1, 2008).

4.3

Securities Purchase Agreement, dated December 31, 2010, by and among Deep Down, Inc. and Flotation Investor, LLC (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed on January 5, 2011).

4.4	6% Subordinated Debenture of Deep Down, Inc. dated March 31, 2008 (incorporated herein by reference from Exhibit 4.1 to our Form 10-Q filed on May 16, 2008).
10.1

Amended and Restated Credit Agreement, entered into as of April 14, 2010, between Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.31 to our Form 10-K filed on April 15, 2010).

10.2

First Amendment to Amended and Restated Credit Agreement, dated December 31, 2010, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.4 to our Form 8-K filed on January 5, 2011).

10.3

Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed on November 14, 2008).

10.4	Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.5 to our Form 10-K filed on March 16, 2009).
10.5

Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed on November 14, 2008).

10.6	Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.7 to our Form 10-K filed on March 16, 2009).
10.7

First Amendment to Security Agreement, dated as of December 18, 2008, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed on December 19, 2008).

10.8	Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).

10.9	Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).
10.10	Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender (incorporated by reference from Exhibit 10.36 to our Form 10-K filed on April 15, 2011).
10.11	First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated by reference from Exhibit 10.37 to our Form 10-K filed on April 15, 2010).
10.12	First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated by reference from Exhibit 10.38 to our Form 10-K filed on April 15, 2010).
10.13	ROV Term Loan, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.32 to our Form 10-K filed on April 15, 2010).
10.14	RE Term Loan, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.33 to our Form 10-K filed on April 15, 2010).
10.15	RLOC Term Loan, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.34 to our Form 10-K filed on April 15, 2010).
10.16	LC Note, dated April 14, 2010, executed by Deep Down, Inc. and paid to the order of Whitney National Bank (incorporated by reference from Exhibit 10.35 to our Form 10-K filed on April 15, 2010).
10.17	Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed on March 16, 2009).
10.18	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.19†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).
10.20†

Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.21†	Employment Agreement, dated effective as of February 17, 2010, between Deep Down, Inc. and Michael J. Newbury (incorporated by reference from Exhibit 10.30 to our Form 10-K filed on April 15, 2010).
10.22†	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed on July 21, 2008).
10.23	Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).
10.24	Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).

10.25	Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).
10.26	Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).
10.27	Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).
10.28	Waiver Agreement, dated April 28, 2010, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 5, 2010).
10.29	Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).
10.30	Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).
10.31	Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed on January 5, 2011).
10.32	Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed on January 5, 2011).
10.33	First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2011).
10.34	Waiver dated March 25, 2011, by and between Whitney National Bank, as lender, and Deep Down, Inc., as borrower (incorporated by reference from Exhibit 10.41 to our Form 10-K filed on April 15, 2011).
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

10.36	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 15, 2011).
10.37	Stock Repurchase Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.38	Acquisition Term Note, dated June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.39	Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 14, 2011).
10.40	Fourth Amendment to Amended and Restated Credit Agreement, dated April 15, 2012, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 10-Q filed on May 15, 2012).
10.41	Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 5, 2013, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 12, 2013).
10.42	Equipment Term Note, dated as of March 5, 2013, made by Deep Down, Inc. to the order of Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 12, 2013).

14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct. (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
16.1	Letter, dated July 14, 2009, from Malone & Bailey, PC to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed on July 14, 2009).
16.2	Letter, dated June 30, 2010, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed on July 7, 2010).
16.3	Letter, dated June 16, 2011, from KPMG LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to our Form 8-K filed on June 16, 2011).
21.1*	Subsidiary list.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Deep Down, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statement of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deep Down, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Deep Down, Inc.’s internal control over financial reporting as of December 31, 2012 included in Item 9A of Part II in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP

Hein & Associates LLP

Houston, Texas

March 28, 2013

DEEP DOWN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,523	$4,979
Accounts receivable, net of allowance of $1,211 and $48, respectively	7,140	5,854
Inventory	232	232
Costs and estimated earnings in excess of billings on uncompleted contracts	2,547	84
Prepaid expenses and other current assets	321	262
Total current assets	11,763	11,411
Property, plant and equipment, net	13,103	12,036
Investment in joint venture	984	1,163
Intangibles, net	126	2,502
Goodwill	4,916	4,916
Other assets	607	416
Total assets	$31,499	$32,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,289	$2,566
Billings in excess of costs and estimated earnings on uncompleted contracts	753	1,767
Deferred revenues	44	260
Current portion of long-term debt	680	2,893
Total current liabilities	5,766	7,486
Long-term debt, net	2,936	173
Total liabilities	8,702	7,659

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 10,152 and 10,244 shares issued and outstanding, respectively	10	10
Additional paid-in capital	63,970	63,504
Accumulated deficit	(41,183)	(38,729)
Total stockholders' equity	22,797	24,785
Total liabilities and stockholders' equity	$31,499	$32,444

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	Year Ended
	December 31,
(In thousands, except per share amounts)	2012	2011

Revenues	$29,034	$27,441
Cost of sales:
Cost of sales	18,424	18,700
Depreciation expense	1,317	1,223
Total cost of sales	19,741	19,923
Gross profit	9,293	7,518
Operating expenses:
Selling, general and administrative	8,947	8,379
Depreciation and amortization	456	667
Impairment of long-lived assets	2,156	–
Total operating expenses	11,559	9,046
Operating loss	(2,266)	(1,528)
Other income (expense):
Interest expense, net	(155)	(301)
Equity in net (loss) income of joint venture	(179)	4,392
Discontinuance of ERP system project	–	(941)
Other, net	198	460
Total other income (expense)	(136)	3,610
(Loss) income before income taxes	(2,402)	2,082
Income tax (expense) benefit	(52)	55
Net (loss) income	$(2,454)	$2,137

Net (loss) income per share, basic and diluted	$(0.24)	$0.21
Weighted-average number of common shares outstanding, basic and diluted	10,185	10,306

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

			Additional
	Common Stock		Paid-in	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Deficit	Total

Balance at December 31, 2010	10,370	$10	$63,948	$(40,866)	$23,092

Net income	–	–	–	2,137	2,137
Shares purchased and retired	(418)	–	(818)	–	(818)
Issuance of restricted stock awards	400	–	–	–	–
Unvested restricted stock award shares forfeited and retired	(83)	–	–	–	–
Shares surrendered to settle employee tax liabilities and retired	(25)	–	(50)	–	(50)
Share-based compensation	–	–	424	–	424
Balance at December 31, 2011	10,244	$10	$63,504	$(38,729)	$24,785

Net loss	–	–	–	(2,454)	(2,454)
Shares purchased and retired	(40)	–	(48)	–	(48)
Shares issued due to reverse split rounding	2	–	–	–	–
Unvested restricted stock award shares forfeited and retired	(16)	–	–	–	–
Shares surrendered to settle employee tax liabilities and retired	(38)	–	(40)	–	(40)
Share-based compensation	–	–	554	–	554
Balance at December 31, 2012	10,152	$10	$63,970	$(41,183)	$22,797

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	Year Ended
	December 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net (loss) income	$(2,454)	$2,137
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment of long-lived assets	2,156	–
Depreciation and amortization	1,773	1,890
Discontinuance of ERP system project	–	941
Share-based compensation	554	424
Provision (credit) for bad debts	1,134	(223)
Equity in net loss (income) of joint venture	179	(4,392)
Abandonment of patents	80	–
Forgiveness of debt	(10)	–
Gain on sales of property, plant and equipment	(198)	(331)
Changes in operating assets and liabilities:
Accounts receivable	(2,460)	(163)
Inventory	–	(9)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,463)	(84)
Prepaid expenses and other current assets	(59)	345
Other assets	34	(55)
Accounts payable and accrued liabilities	1,723	(3,492)
Deferred revenues	(216)	(55)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,014)	1,321
Net cash used in operating activities	(1,241)	(1,746)

Cash flows from investing activities:
Cash distribution received from joint venture	–	6,375
Proceeds from sale of property, plant and equipment	263	508
Payments received on notes receivable	55	16
Cash paid for patents	(35)	(7)
Cash paid for capitalized software	–	(79)
Cash paid for exclusive product rights	(125)	–
Cash paid for deposits	(166)	–
Purchases of property, plant and equipment	(1,519)	(2,014)
Net cash (used in) provided by investing activities	(1,527)	4,799

Cash flows from financing activities:
Proceeds from bank credit facility loans	1,170	800
Cash paid for purchase of our common stock	(48)	(818)
Principal payments on long-term debt	(1,810)	(1,786)
Net cash used in financing activities	(688)	(1,804)
(Decrease) increase in cash and cash equivalents	(3,456)	1,249
Cash and cash equivalents, beginning of year	4,979	3,730
Cash and cash equivalents, end of year	$1,523	$4,979

Supplemental schedule of operating, investing and financing activities:
Cash paid for interest	$139	$278
Prepaid insurance purchased on credit	$385	$340
Property, plant and equipment acquired via capital lease	$1,200	$–
Shares of common stock surrendered by employees related to payroll taxes on vested restricted stock awards	$40	$50

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Deep Down, Inc., a Nevada corporation (“Deep Down Nevada”), and its wholly-owned subsidiaries, Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Mako Technologies, LLC, a Nevada limited-liability company (“Mako”) (operations consolidated into Deep Down Delaware in August 2012); Flotation Technologies, Inc., a Maine corporation (dissolved in August 2012) and Deep Down International Holdings, LLC, a Nevada limited-liability company, (collectively referred to as “Deep Down”, “we”, “us” or the “Company”) is an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, flotation and Remote Operated Vehicles (“ROVs”) and related services. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Deep Down’s primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

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

In August 2012, we transferred Flotation’s ownership interest in CFT to Deep Down Nevada and dissolved Flotation.

Additionally in August 2012, we consolidated the operations of Mako in Morgan City, Louisiana into Deep Down Delaware in Channelview, Texas.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

During the fiscal years ended December 31, 2012 and 2011, we supplemented the financing of our capital needs primarily through debt financings. Most significant in this regard has been the credit facility we have maintained with Whitney Bank, a state chartered bank (and successor to Whitney National Bank, a national banking association) (“Whitney”). Our loans outstanding under the Amended and Restated Credit Agreement with Whitney (the “Restated Credit Agreement”) were to become due on April 15, 2013.

On March 5, 2013, we entered into the Fifth Amendment to Amended and Restated Credit Agreement (“Fifth Amendment”) with Whitney; see additional discussion in Note 6, “Long-Term Debt.”

As a result, we believe we will have adequate liquidity to meet our future operating requirements.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2012 and 2011. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income or cash flows.

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

Segments

For the years ended December 31, 2012 and 2011, our operating segments, Deep Down Delaware and Mako have been aggregated into a single reporting segment. In August 2012, we consolidated the operations of Mako in Morgan City, Louisiana into Deep Down Delaware in Channelview, Texas. While the operating segments have different product lines, they are very similar. They are all service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States, although we occasionally generate sales to international customers.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

Level 2 - Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

Our financial instruments consist primarily of cash equivalents, trade receivables and payables, and debt instruments.  The carrying values of cash equivalents and trade receivables and payables approximated their fair values at December 31, 2012 and 2011 due to their short-term maturities. We calculated the fair values of our debt instruments using time value of money principles, and determined their carrying values at December 31, 2012 and 2011 also approximated their fair values.

Accounts Receivable

Trade receivables are uncollateralized customer obligations due under normal trade terms. We provide an allowance for doubtful trade receivables based on a specific review of each customer’s trade receivable balance with respect to their ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2012 and 2011, we estimated the allowance for doubtful accounts requirement to be $1,211 and $48, respectively. Provision (credit) for bad debts totaled $1,134 and $(223) for the years ended December 31, 2012 and 2011, respectively.

Concentration of Credit Risk

As of December 31, 2012, five of our customers accounted for 53 percent, 7 percent, 7 percent, 6 percent and 5 percent of total accounts receivable. As of December 31, 2011, five of our customers accounted for 18 percent, 13 percent, 12 percent, 9 percent and 6 percent of total accounts receivable.

For the year ended December 31, 2012, our four largest customers accounted for 30 percent, 15 percent, 6 percent and 5 percent of total revenues. For the year ended December 31, 2011, our four largest customers accounted for 26 percent, 13 percent, 13 percent and 12 percent of total revenues.

Inventory

Inventory, which consists of spare parts and materials used in our operations, is stated at lower of cost (first-in, first out) or net realizable value.

Long-Lived Assets

Property, plant and equipment. Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is our policy to include amortization expense on assets acquired under capital leases with depreciation expense on owned assets. Additionally, we record depreciation and amortization expense related to revenue-generating assets as a component of cost of sales in the accompanying statements of operations.

Goodwill. Goodwill represents the cost in excess of the fair value of net assets acquired in business combinations. We evaluate the carrying value of goodwill annually on December 31, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include a significant adverse change in legal factors or in business or the business climate or unanticipated competition. For purposes of our annual impairment test, our reporting units are the same as our operating segments discussed above.

The test for goodwill impairment uses a two-step approach. The first step is to compare the estimated fair value of any reporting units within the Company that have goodwill with the recorded net book value (including the goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the operating segment. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to a reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the carrying value of goodwill for the reporting unit, and the carrying value is written down to the hypothetical amount, if lower.

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

There was no impairment of goodwill for the years ended December 31, 2012 and 2011.

Other intangible assets. Our other intangible assets generally consist of assets acquired related to previous business combinations and are primarily comprised of customer lists, trademarks and non-compete covenants.  We amortize intangible assets over their useful lives ranging from six to twenty-five years on a straight-line basis. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, amortization methods, useful lives and the valuation of acquired other intangible assets. All the intangible assets of Flotation were contributed to CFT effective December 31, 2010; see additional discussion in Note 3, “Investment in Joint Venture.”

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

In August 2012, we closed down our office in Morgan City, Louisiana, and consolidated the operations of Mako into Deep Down Delaware in Channelview, Texas. In November 2012, we evaluated Mako’s customer lists, trademarks and non-compete covenants in light of the consolidation and determined that these other intangible assets had no future economic benefit. As a result, in the year ended December 31, 2012, we recorded impairment expense of $2,156 primarily to fully impair the remaining carrying value of the Mako intangibles.

There was no impairment of other intangible assets for the year ended December 31, 2011.

Equity Method Investments

Equity method investments in joint ventures are reported as investments in joint venture on the consolidated balance sheets, and our share of earnings or losses is included in the statements of operations and reported as equity in net income or loss of joint venture in the consolidated statements of operations.

Lease Obligations

We lease land, buildings, vehicles and certain equipment under non-cancellable operating leases.  Since February 2009, we have leased our corporate headquarters in Houston, Texas, under a non-cancellable operating lease. Mako leases office, warehouse and operating space in Morgan City, Louisiana, under a non-cancellable operating lease. As a result of the consolidation of Mako’s operations into Deep Down Delaware in August 2012; in December 2012, we sub-leased this space to a third party. We also lease certain office and other operating equipment under capital leases; the related assets are included with property, plant and equipment on the consolidated balance sheets.

At the inception of a lease, we evaluate the agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for such an evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

Revenue Recognition

We recognize revenue once the following four criterion are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed and determinable and (iv) collectability of the related receivable is reasonably assured. Service revenue is recognized as the service is provided, and time and materials contracts are billed on a bi-weekly or monthly basis as costs are incurred. Customer billings for shipping and handling charges are included in revenue. Revenues are recorded net of sales taxes.

From time to time, we enter into large fixed-price contracts. The percentage-of-completion method is used as a basis for recognizing revenue on these contracts. We recognize revenue as costs are incurred because we believe the incurrence of cost reasonably reflects progress made toward project completion.

Provisions for estimated losses on uncompleted large fixed-price contracts (if any) are recorded in the period in which it is determined it is more likely than not a loss will be incurred.  Changes in job performance, job conditions, and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price.

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

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends upon our ability to generate sufficient taxable income of the appropriate character in the future. This requires management to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider all reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state, and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged in the period in which the determination is made, either to income or goodwill, depending upon when that portion of the valuation allowance was originally created.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

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

Share-Based Compensation

We record share-based payment awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2012, we had two types of share-based employee compensation: stock options and restricted stock. In addition to employee service, the restricted stock awards also have a performance component.

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

Earnings or Loss per Common Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net earnings or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net earnings or loss by the weighted average number of common shares and dilutive common stock equivalents (stock options, restricted stock and warrants) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and warrants to purchase common stock were exercised for shares of common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012”), an accounting standards update regarding the testing of indefinite-lived intangible assets for impairment. Under this update, an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate it is more likely than not the indefinite-lived intangible asset is impaired. If, after assessing the events and circumstances, an entity concludes it is more likely than not the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if any entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment testing by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU 2012-02 in the fourth quarter of 2012 with no material impact on its financial position, cash flows or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, which are material to investors that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

NOTE 2:	COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized below:

	December 31, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$9,915	$473
Estimated earnings on uncompleted contracts	4,714	179
	14,629	652
Less: Billings to date on uncompleted contracts	(12,835)	(2,335)
	$1,794	$(1,683)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,547	$84
Billings in excess of costs and estimated earnings on uncompleted contracts	(753)	(1,767)
	$1,794	$(1,683)

The balances in costs in excess of billings and estimated earnings on uncompleted contracts at December 31, 2012 and 2011 consisted of earned but unbilled revenues related to large fixed-price projects.

The balances in billings in excess of costs and estimated earnings on uncompleted contracts at December 31, 2012 and 2011 consisted of unearned milestone billings related to large fixed-price projects.

NOTE 3:	INVESTMENT IN JOINT VENTURE

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

The components of our Investment in joint venture are summarized below:

Investment in joint venture, December 31, 2010	$3,146
Equity in net income of CFT for the year ended December 31, 2011	4,392
Cash distribution from CFT for the year ended December 31, 2011	(6,375)
Investment in joint venture, December 31, 2011	1,163
Equity in net loss of CFT for the year ended December 31, 2012	(179)
Investment in joint venture, December 31, 2012	$984

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

Below is unaudited selected statement of operations data of CFT for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31,
	2012	2011

Revenues	$2,744	$88,533

Gross profit	$518	$18,033

Net (loss) income	$(895)	$22,578

Below are unaudited condensed consolidated balance sheets of CFT as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Current assets	$5,749	$6,903
Property, plant and equipment, net	1,675	2,065
Other assets	–	2
Total assets	$7,424	$8,970

Current liabilities	$2,500	$3,155
Equity	4,924	5,815
Total liabilities and equity	$7,424	$8,970

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2012 and 2011:

			Range of
	December 31, 2012	December 31, 2011	Asset Lives
Land	$1,582	$1,492	-
Buildings and improvements	1,555	1,540	7 - 36 years
Leasehold improvements	221	221	2 - 5 years
Equipment	14,251	12,113	2 - 30 years
Furniture, computers and office equipment	1,248	1,101	2 - 8 years
Construction in progress	487	440	-

Total property, plant and equipment	19,344	16,907
Less: Accumulated depreciation and amortization	(6,241)	(4,871)
Property, plant and equipment, net	$13,103	$12,036

Included in property, plant and equipment are assets under capital lease of $1,493 and $313 at December 31, 2012 and 2011, respectively, with related accumulated amortization of $133 and $44 at December 31, 2012 and 2011, respectively.

Depreciation expense excluded from cost of sales in the accompanying consolidated statements of operations was $140 and $254 for the years ended December 31, 2012 and 2011, respectively. Depreciation expense included in cost of sales in the accompanying consolidated statements of operations was $1,317 and $1,223 for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, construction in progress represents assets that are not ready for service or are in the construction stage. We will begin depreciating these assets once they are placed in service.

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

NOTE 5:	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses.

At December 31, 2012, our management completed the annual impairment test of goodwill. There was no impairment indicated at December 31, 2012 and 2011.

Other Intangible Assets

Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition. Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Estimated intangible asset values, net of accumulated amortization include the following:

		December 31, 2012			December 31, 2011
	Estimated	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	6 Years	$–	$–	$–	$2,845	$(1,442)	$1,403
Non-compete covenants	5 Years	–	–	–	455	(425)	30
Trademarks	25 Years	–	–	–	1,071	(175)	896
Patents	17 Years	138	(12)	126	183	(10)	173
Total		$138	$(12)	$126	$4,554	$(2,052)	$2,502

In August 2012, we closed down our office in Morgan City, Louisiana, and consolidated the operations of Mako into Deep Down Delaware in Channelview, Texas. In November 2012, we evaluated Mako’s customer lists, trademarks and non-compete covenants in light of the consolidation and determined that these long-lived assets had no future economic benefit. As a result, in the year ended December 31, 2012, we recorded impairment expense of $2,156 primarily to fully impair the remaining carrying value of the Mako other intangibles. There was no impairment of other intangible assets for the year ended December 31, 2011.

Amortization expense is estimated to be an average of $6 over each of the next five years.

NOTE 6:	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2012	December 31, 2011
Secured credit agreement - Whitney Bank	$2,909	$2,342
6% Subordinated debenture	–	210
Capital lease obligations	707	514
Total long-term debt	3,616	3,066
Less: Current portion of long-term debt	(680)	(2,893)
Long-term debt, net of current portion	$2,936	$173

Whitney Credit Agreement

We originally entered into our credit agreement with Whitney in November 2008 to provide us with revolving and letter of credit facilities for our operations.  Our credit facility has been amended and/or restated five times, most recently on March 5, 2013, when we entered into the Fifth Amendment to Amended and Restated Credit Agreement (“Fifth Amendment”) with Whitney. Under the Fifth Amendment, the Company and Whitney agreed:

•	To increase the committed amount under the revolving credit facility (“Revolving Credit Facility”) to $5,000, and extend the maturity date of such Revolving Credit Facility to April 15, 2014;
F-14

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

•	To increase the committed amount under the real estate term facility (“RE Term Facility”) to $2,000, and extend the maturity date of such RE Term Facility to April 15, 2018, and the Company is obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	To make a new single-advance term loan to Deep Down in the original principal amount of $250 (“Equipment Term Loan”) for the purpose of effecting a purchase of two tensioners (the “Equipment”). The Equipment Term Loan has an interest rate of 4.0 percent per annum and maturity date of April 15, 2018, and the Company is obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $4, beginning April 1, 2013;

•	To change the definition of EBITDA to allow a non-recurring expense in the amount of $117 for closing the operations of Mako and consolidating with Deep Down Delaware in the fiscal quarter ended December 31, 2012, and to allow a non-recurring charge of $2,156, for the write-off related to impairment of long-lived assets associated with consolidating the operations of Mako also in the fiscal quarter ended December 31, 2012.

As of the effective date of the Fifth Amendment, the outstanding principal balance of the RE Term Facility was $1,730. Whitney agreed to make a single advance to the Company in an amount equal to $270 (bringing the balance of the RE Term Facility as of the effective date of the Fifth Amendment to $2,000) to assist in effecting the purchase of the Equipment. As with Deep Down’s other outstanding indebtedness under the credit agreement, outstanding amounts of the Equipment Term Loan are secured by a security interest in all of Deep Down’s assets. The interest rate in all of the loans remains the same at 4.0 percent per annum.

As of December 31, 2012, the outstanding indebtedness to Whitney under the Fifth Amendment consisted of $1,739 under the RE Term Facility, and $1,170 under the Revolving Credit Facility.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of December 31, 2012: 1.48 to 1.0.
•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of December 31, 2012: 1.15 to 1.0. At December 31, 2012, we were not in compliance with this covenant. On March 26, 2013, we obtained a waiver for our noncompliance as of December 31, 2012, but are required to be in compliance the remaining quarterly measurement periods in 2012. We believe it is probable we will be in compliance of this covenant each of the remaining measurement periods in 2013.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $13,000; actual Tangible Net Worth as of December 31, 2012: $17,755.
•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of December 31, 2012 and 2011, we were in compliance with all of the covenants, except as noted above.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

Debt Maturities

Maturities of long-term debt as of December 31, 2012 were as follows:

Debt Maturities
Years ending December 31,:
2013	$680
2014	1,314
2015	148
2016	96
2017	100
Thereafter	1,278
$3,616

NOTE 7:	EARNINGS OR LOSS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net earnings or loss per common share calculation:

	Year Ended
	December 31,
	2012	2011
Numerator:
Net (loss) income	$(2,454)	$2,137

Denominator:
Weighted average number of common shares outstanding	10,185	10,306
Effect of dilutive securities	–	–
Denominator for diluted earnings per share	10,185	10,306

Net (loss) income per common share outstanding, basic and diluted	$(0.24)	$0.21

At December 31, 2012 and 2011, there were outstanding warrants convertible to 6 and 22 shares of common stock, respectively. At December 31, 2012 and 2011, there were outstanding stock options convertible to 1,008 and 1,063 shares of common stock, respectively. For the years ended December 31, 2012 and 2011, there were no potentially dilutive common stock equivalents that were included in the computation of diluted net earnings or loss per common share because the exercise price for the outstanding warrants and options exceeded the average market price for our common stock.

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

Summary of Shares of Restricted Stock

During the years ended December 31, 2012 and 2011, we granted 0 and 400 shares of restricted stock, respectively. During the year ended December 31, 2012, 17 shares of restricted stock, previously granted to an employee in June 2011, were forfeited resulting from the employee’s termination in December 2012.

For the years ended December 31, 2012 and 2011, we recognized a total of $213 and $85, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of restricted stock awards was $72 at December 31, 2012.

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

The following table summarizes the activity of our restricted stock for the years ended December 31, 2012 and 2011. The aggregate intrinsic value is based upon the closing price of $1.30 of our common stock on December 31, 2012.

	Restricted Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2010	175	$1.03	$–
Forfeited	(83)	1.75
Vested	(92)	0.38
Granted	400	1.80
Outstanding at December 31, 2011	400	$1.80	$720
Forfeited	(16)	1.80
Vested	(133)	1.80
Outstanding at December 31, 2012	251	$1.80	$675

Summary of Stock Options

During the years ended December 31, 2012 and 2011, we granted 0 and 400 options, respectively. During the year ended December 31, 2012, 17 unexercised stock options, previously granted to an employee in June 2011, were cancelled resulting from the employee’s termination in December 2012. Based on the shares of common stock outstanding at December 31, 2012, there were approximately 1,523 options available for grant under the Plan as of that date. We expense all stock options on a straight-line basis, net of forfeitures, over the requisite expected service periods. We determine the fair value of stock options on the date of the grant using the Black-Scholes valuation method.

For the years ended December 31, 2012 and 2011, we recognized a total of $341 and $339, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized portion of the estimated fair value of outstanding stock options was $148 at December 31, 2012.

The following table summarizes our stock option activity for the years ended December 31, 2012 and 2011:

In thousands, except per share amounts	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2010	807	$2.60	2.9
Grants	400	1.80
Cancellations & Forfeitures	(144)	5.20
Outstanding at December 31, 2011	1,063	$2.00	2.4
Cancellations & Forfeitures	(55)	2.19
Outstanding at December 31, 2012	1,008	$1.98	2.4
Exercisable at December 31, 2012	753	$2.04	2.0

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2012 and 2011, was $0 and $328, respectively. The aggregate intrinsic value is based on the closing price of $1.30 on December 31, 2012. As of December 31, 2012, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0. The total fair value of stock options vested during the year ended December 31, 2012 was $439. The following summarizes our outstanding options and their respective exercise prices at December 31, 2012:

Exercise Price	Shares Underlying Options
$1.80	375
$2.00	500
$2.40	120
$2.44	13
1,008

NOTE 9:	WARRANTS

We have issued warrants related to various transactions in previous years; a summary of warrant transactions follows for the year ended December 31, 2012. The aggregate intrinsic value is based on the closing price of $1.30 on December 31, 2012.

	Shares Underlying Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)

Outstanding and exercisable at December 31, 2011	22	16.41	1.0	$–
Outstanding and exercisable at December 31, 2012	6	20.20	–	$–

In August 2007, we issued warrants to purchase 16 shares of restricted stock at $15.00 per share to a consultant as part of a borrowing facility in a prior year. Each warrant was exercisable, in whole or in part, until 60 months from the date of issuance. The fair value of the warrants was $240 on the date of the issuance, as calculated by the Black-Scholes option-pricing model. These warrants expired, unexercised, on August 6, 2012. At December 31, 2012 and 2011, there were 6 and 22 warrants outstanding, respectively.

NOTE 10:	COMMON STOCK

On July 17, 2012, we filed a Certificate of Change with the Nevada Secretary of State for the purposes of reducing the number of authorized and outstanding shares of the Company’s common stock, on a basis of one share of common stock for each twenty shares of common stock outstanding (the “Reverse Stock Split”). The change was effective as of July 18, 2012.

Immediately before the Reverse Stock Split, the Company had 490,000 shares of common stock authorized, of which 203,318 shares of common stock were outstanding. As a result of the Reverse Stock Split, the Company now has 24,500 authorized shares of common stock, of which 10,152 shares were outstanding as of December 31, 2012.

The share and per share amounts in this Report have been retroactively restated to reflect the effect of the Reverse Stock Split.

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

NOTE 11:	INCOME TAXES

The provision for income taxes is comprised of the following for the years ended December 31, 2012 and 2011.

	Year Ended
	December 31, 2012	December 31, 2011
Federal:
Current	$15	$–
Deferred	(520)	–
Total	$(505)	$–
State:
Current	$37	$(55)
Deferred	520	–
Total	$557	$(55)
Total income tax expense (benefit)	$52	$(55)

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate before income taxes for the reasons set forth below for the years ended December 31, 2012 and 2011.

	Year Ended
	December 31, 2012	December 31, 2011
Income tax expense at federal statutory rate	34.00%	34.00%
State taxes, net of federal expense	(21.53)%	4.41%
Return to provision adjustments	24.30%	44.42%
Valuation allowance	(36.39)%	(83.56)%
Permanent differences	(2.57)%	0.23%
Other, net	0.00%	(2.13)%
Total effective rate	(2.19)%	(2.63)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follow at December 31, 2012 and 2011:

	Year Ended
	December 31, 2012	December 31, 2011
Deferred tax assets:
Allowance for doubtful accounts	$353	$10
Net operating loss	4,249	5,801
Share-based compensation	990	523
Investment in joint venture	4,700	3,565
Other	122	36
Total deferred tax assets	$10,414	$9,935
Deferred tax liabilities:
Depreciation and amortization on property, plant and equipment	$(2,360)	$(1,966)
Amortization of intangibles	(41)	(830)
Total deferred tax liabilities	$(2,401)	$(2,796)
Less: valuation allowance	(8,013)	(7,139)
Net deferred tax position	$–	$–

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

We have $12,103 in net operating loss (“NOL”) carry forwards available to offset future taxable income.  These federal NOL’s will expire at various dates through 2028. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2012. Our tax returns from the tax years ended December 31, 2008 through December 31, 2011 are open to examination by the IRS.

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

At December 31, 2012, future minimum contractual lease obligations were as follows:

Years ending December 31,:	Capital Leases	Operating Leases
2013	$608	$345
2014	67	241
2015	58	234
2016	–	38
2017	–	–
Thereafter	–	–
Total minimum lease payments	$733	$858
Residual principal balance	–
Amount representing interest	(26)
Present value of minimum lease payments	$707
Less current maturities of capital lease obligations	(596)
Long-term contractual obligations	$111

Rent expense for the years ended December 31, 2012 and 2011 was $498 and $488, respectively.

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. Letters of credit outstanding at December 31, 2012 and 2011 under the Fifth Amendment with Whitney are as follows:

Type	December 31, 2012	December 31, 2011
Performance	$235	$470
Warranty	592	592
Total	$827	$1,062

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2012 and 2011

(Amounts in thousands except per share amounts)

In addition, subject to executing a general release in favor of the Company, the Executive will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by the Executive with “good reason.” These severance payments include: (i) a lump sum in cash equal to one to three times the Executive’s annual base salary; ii) a lump sum in cash equal to one to two times the average annual bonus paid to the Executive for the prior two full fiscal years preceding the date of termination; (iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement, but no less than fifty percent of Executive’s annual base salary; and (iv) if the Executive’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the Executive shall immediately vest and become exercisable.

NOTE 13:	RELATED PARTY TRANSACTIONS

We have a fabrication facility located in Cleveland, Texas on property currently owned by one of our employees (and who is not one of our “named executive officers”).  In October 2012, we reached an understanding with the owner of the property to purchase the property for aggregate consideration of $500.  The property includes 15 acres of land, and currently contains residential buildings, recreational facilities and livestock.  We plan to expand the fabrication facility in order to increase our production capacity at such location, use the residential buildings at such location to house employees and contractors for projects being conducted at the site, and otherwise use the facilities at the site for general corporate purposes (including the entertainment of clients).

Although the transaction had yet to be consummated, we took possession of the property in October 2012, and made payments toward the purchase price totaling $166 through December 31, 2012. These payments have been accounted for in our financial statements as purchase deposits. We hope to consummate the transaction within sixty days of the date of this Report. The remaining $334 of the purchase price is intended to be paid, pursuant to a term note, in $33 monthly installments from January through September 2013, with a final payment of $37 to be made in October 2013.

There were no material related party transactions during the year ended December 31, 2011.

NOTE 14:	SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

On March 5, 2013, we entered into a Fifth Amendment with Whitney. See additional discussion in Note 6, “Long-Term Debt.”

On March 15, 2013, Mr. Michael J. Newbury resigned as Vice President of the Company effective March 28, 2013. See additional disclosure in Item 10 “Directors, Executive Officers and Corporate Governance” and Item 11 “Executive Compensation” in Part III of this Report.

