Form 10-Q
period 2013-03-31
Deep Down, Inc.
filed 2013-05-15
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 10, 2013, there were 10,117,195 shares outstanding of Common Stock, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Deep Down, Inc., a Nevada corporation (“Deep Down”), and its wholly-owned subsidiaries.

Deep Down is the parent company to the following wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Mako Technologies, LLC, a Nevada limited liability company (“Mako”); Deep Down International Holdings, LLC, a Nevada limited liability company (“DDIH”) and Deep Down Brasil, Ltda, a Brazilian limited liability company (“Deep Down Brasil”). In August 2012, we consolidated the operations of Mako into Deep Down Delaware.

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

Readers should consider the following information as they review this Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Report that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Report speak only as of the date of this Report and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog;

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings;

•	Our volume of fixed-price contracts and use of percentage-of-completion accounting could result in volatility in our results of operations;

•	A portion of our contracts contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

•	Our operations could be adversely impacted by the continuing effects of government regulations;

•	International and political events may adversely affect our operations;

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

•	The departure of key personnel could disrupt our business;

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

i

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2012, other periodic and current reports we file with the SEC or this Report.

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

ii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)
ASSETS
Current assets:	March 31, 2013	December 31, 2012
Cash and cash equivalents	$556	$1,523
Accounts receivable, net of allowance of $1,300 and $1,211, respectively	6,614	7,140
Inventory	679	232
Costs and estimated earnings in excess of billings on uncompleted contracts	3,432	2,547
Prepaid expenses and other current assets	171	321
Total current assets	11,452	11,763
Property, plant and equipment, net	12,763	13,103
Investment in joint venture	985	984
Intangibles, net	124	126
Goodwill	4,916	4,916
Other assets	738	607
Total assets	$30,978	$31,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,113	$4,289
Billings in excess of costs and estimated earnings on uncompleted contracts	1,223	753
Deferred revenues	11	44
Current portion of long-term debt	210	680
Total current liabilities	4,557	5,766
Long-term debt, net	3,360	2,936
Total liabilities	7,917	8,702

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 10,152 shares issued and outstanding	10	10
Additional paid-in capital	64,010	63,970
Accumulated deficit	(40,959)	(41,183)
Total stockholders' equity	23,061	22,797
Total liabilities and stockholders' equity	$30,978	$31,499

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2013	2012

Revenues	$6,158	$4,873
Cost of sales:
Cost of sales	3,645	2,622
Depreciation expense	347	316
Total cost of sales	3,992	2,938
Gross profit	2,166	1,935
Operating expenses:
Selling, general and administrative	1,863	1,969
Depreciation and amortization	32	149
Total operating expenses	1,895	2,118
Operating income (loss)	271	(183)
Other income (expense):
Interest expense, net	(37)	(52)
Equity in net income (loss) of joint venture	1	(108)
Other, net	10	47
Total other income (expense)	(26)	(113)
Income (loss) before income taxes	245	(296)
Income tax expense	(21)	(4)
Net income (loss)	$224	$(300)

Net income (loss) per share, basic and diluted	$0.02	$(0.03)
Weighted-average common shares outstanding, basic and diluted	10,152	10,231

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$224	$(300)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in net (income) loss of joint venture	(1)	108
Share-based compensation	40	131
Forgiveness of debt	–	(10)
Bad debt (recovery) provision	(26)	45
Depreciation and amortization	379	465
Gain on disposal of property, plant and equipment	(4)	(47)
Changes in assets and liabilities:
Accounts receivable	552	1,117
Costs and estimated earnings in excess of billings on uncompleted contracts	(885)	(231)
Prepaid expenses and other current assets	150	88
Other assets	4	68
Inventory	(447)	–
Accounts payable and accrued liabilities	(1,176)	(454)
Deferred revenues	(33)	(202)
Billings in excess of costs and estimated earnings on uncompleted contracts	470	80
Net cash (used in) provided by operating activities	(753)	858

Cash flows from investing activities:
Purchases of property, plant and equipment	(34)	(550)
Proceeds from sale of property, plant and equipment	4	67
Cash paid for deposits	(99)	–
Cash paid for patents	–	(27)
Cash paid for exclusive product rights	–	(125)
Repayments on notes receivable	4	–
Net cash used in investing activities	(125)	(635)

Cash flows from financing activities:
Cash paid for purchase of our common stock	–	(48)
Proceeds from bank term loans	521	–
Cash paid for deferred financing costs	(43)	–
Repayments of long-term debt	(567)	(923)
Net cash used in financing activities	(89)	(971)
Change in cash and equivalents	(967)	(748)
Cash and cash equivalents, beginning of period	1,523	4,979
Cash and cash equivalents, end of period	$556	$4,231

Supplemental schedule of significant noncash transactions:
Property, plant and equipment acquired via capital lease	$–	$1,200

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its wholly-owned subsidiaries (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q.  As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013 with the Commission.

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

Reverse Stock Split

On July 18, 2012, the Company effected a one-for-twenty reverse stock split (“Reverse Stock Split”) of its common stock. As a result, the common share and per common share amounts as of March 31, 2012 and for the three months then ended have been restated to reflect the effect of the Reverse Stock Split.

Segments

For the three months ended March 31, 2013 and 2012, our operating segments, Deep Down Delaware and Mako, have been aggregated into a single reporting segment. In August 2012, we consolidated the operations of Mako in Morgan City, Louisiana into Deep Down Delaware in Channelview, Texas. While the operating segments have different product lines, they are very similar. They are both service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States, although we occasionally generate sales to international customers.

Recently Adopted Accounting Standards

Effective January 1, 2013, we adopted ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” issued by the FASB. Significant amounts reclassified out of accumulated other comprehensive income are required to be presented either on the face of the financial statements or in the notes to the financial statements. The updated guidance is to be applied prospectively, effective January 1, 2013. The adoption of this update concerns disclosure only and did not have any financial impact on our unaudited condensed consolidated financial statements.

NOTE 2: LIQUIDITY AND FINANCIAL CONDITION

Historically, we have supplemented the financing of our capital needs primarily through debt financings. Most significant in this regard has been the credit facility we have maintained with Whitney Bank, a state chartered bank (and successor to Whitney National Bank, a national banking association) (“Whitney”). Our loans outstanding under the Amended and Restated Credit Agreement with Whitney (the “Restated Credit Agreement”) were to become due on April 15, 2013.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

On March 5, 2013, we entered into the Fifth Amendment to Amended and Restated Credit Agreement (“Fifth Amendment”) with Whitney; see additional discussion in Note 7, “Long-Term Debt.”

We had working capital of $6,895 at March 31, 2013. As a result of the Fifth Amendment and cash we expect to generate from operations, we believe we will have adequate liquidity to meet our future operating requirements.

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

Our financial instruments consist primarily of cash and cash equivalents, trade receivables and payables, and debt instruments.  Management believes the carrying amount of the Company’s debt approximates its fair value based on the interest rates for the same or similar debt offered to the Company having the same or similar terms and maturities. The carrying values of cash and cash equivalents and trade receivables and payables approximate their fair values due to the short-term maturities of these instruments.

NOTE 4: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	March 31, 2013	December 31, 2012
Costs incurred on uncompleted contracts	$8,962	$9,915
Estimated earnings on uncompleted contracts	4,597	4,714
	13,559	14,629
Less: Billings to date on uncompleted contracts	(11,350)	(12,835)
	$2,209	$1,794

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,432	$2,547
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,223)	(753)
	$2,209	$1,794

The balances in costs in excess of billings and estimated earnings on uncompleted contracts at March 31, 2013 and December 31, 2012 consisted of earned but unbilled revenues related to large fixed-price projects.

The balances in billings in excess of costs and estimated earnings on uncompleted contracts at March 31, 2013 and December 31, 2012 consisted of unearned milestone billings related to large fixed-price projects.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 5: INVESTMENT IN JOINT VENTURE

Effective December 31, 2010, we engaged in a transaction in which all of the operating assets and substantially all of the liabilities of a former wholly-owned subsidiary, Flotation Technologies, Inc. (“Flotation”) were contributed, along with other contributions we made, to a joint venture entity named Cuming Flotation Technologies, LLC (“CFT”) in return for a 20 percent common unit ownership interest in CFT.

On October 7, 2011, CFT consummated a transaction pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), by and between CFT and a Houston-based company (“Buyer”)  pursuant to which Buyer purchased from CFT (i) all of the issued and outstanding shares of capital stock of Cuming Corporation (“Cuming”), the principal operating subsidiary of CFT, (ii) the shares of 230 Bodwell Corporation, a Massachusetts corporation and subsidiary of Cuming, and (iii) certain assets that, immediately prior to closing, were acquired by Cuming, for a purchase price of $60,000 (less certain debt and subject to a purchase price adjustment for working capital and potential earn-out payments).  We are entitled to 20 percent of future potential earn-out proceeds from the sale. Earn-out proceeds were $0 for the three months ended March 31, 2013 and 2012.

The components of our Investment in joint venture are summarized below:

Investment in joint venture, December 31, 2012	$984
Equity in net income of CFT for the three months ended March 31, 2013	1
Investment in joint venture, March 31, 2013	$985

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	March 31, 2013	December 31, 2012	Asset Lives
Land	$1,582	$1,582	–
Buildings and improvements	1,555	1,555	7 - 36 years
Leasehold improvements	221	221	2 - 5 years
Equipment	14,404	14,251	2 - 30 years
Furniture, computers and office equipment	1,260	1,248	2 - 8 years
Construction in progress	357	487	–

Total property, plant and equipment	19,379	19,344
Less: Accumulated depreciation and amortization	(6,616)	(6,241)
Property, plant and equipment, net	$12,763	$13,103

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
Secured credit agreement - Whitney	$3,408	$2,909
Capital lease obligations	162	707
Total long-term debt	3,570	3,616
Less: Current portion of long-term debt	(210)	(680)
Long-term debt, net of current portion	$3,360	$2,936

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

Whitney Credit Agreement

We originally entered into our credit agreement with Whitney in November 2008 to provide us with revolving and letter of credit facilities for our operations.  Our credit facility has been amended and/or restated five times, most recently on March 5, 2013. Under the Fifth Amendment, the Company and Whitney agreed:

•	to increase the committed amount under the revolving credit facility (“Revolving Credit Facility”) to $5,000, and extend the maturity date of such Revolving Credit Facility to April 15, 2014;

•	to increase the committed amount under the real estate term facility (“RE Term Facility”) to $2,000, and extend the maturity date of such RE Term Facility to April 15, 2018, and the Company is obligated to make increasing monthly repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	for Whitney to make a new single-advance term loan to Deep Down in the original principal amount of $250 (“Equipment Term Loan”) for the purpose of effecting a purchase of two tensioners (the “Equipment”). The Equipment Term Loan has an interest rate of 4.0 percent per annum and maturity date of April 15, 2018, and the Company is obligated to make increasing monthly repayments of principal (along with accrued and unpaid interest thereon) starting at $4, beginning April 1, 2013;

•	to change the definition of EBITDA to allow a non-recurring expense in the amount of $117 for closing the operations of Mako and consolidating with Deep Down Delaware in the fiscal quarter ended December 31, 2012, and to allow a non-recurring charge of $2,156, for the write-off related to impairment of long-lived assets associated with consolidating the operations of Mako, also in the fiscal quarter ended December 31, 2012.

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

As of March 31, 2013, the outstanding indebtedness to Whitney under the Fifth Amendment consisted of $1,992 under the RE Term Facility, $246 under the Equipment Term Loan and $1,170 under the Revolving Credit Facility.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to total consolidated EBITDA for the four most recent quarterly periods must be less than 3.0 to 1.0; actual Leverage Ratio as of March 31, 2013: 1.32 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of total consolidated EBITDA for the four most recent quarterly periods to total consolidated net interest expense plus principal payments for the four most recent quarterly periods on total debt must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of March 31, 2013: 1.69 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income (if positive), after provision for income taxes, for each whole or partial fiscal year completed after June 30, 2011, must be in excess of $13,000; actual Tangible Net Worth as of March 31, 2013: $18,021.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of March 31, 2013, we were in compliance with all of these financial covenants.

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

NOTE 8: SHARE-BASED COMPENSATION

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Awards of common stock and options to purchase common stock granted under the Plan have vesting periods of three years and are exercisable for two years once fully vested. Some awards of stock have performance criteria as an additional condition of vesting. Share-based compensation expense related to awards is based on the fair value at the date of grant, and is recognized over the vesting periods, net of estimated forfeitures. The value of performance-based awards is recognized as expense only when it is considered probable that the performance criteria will be met. Under the Plan, the total number of options permitted is 15 percent of issued and outstanding common shares.

Summary of Shares of Restricted Stock

For the three months ended March 31, 2013 and 2012, we recognized a total of $12 and $30, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized estimated fair value of non-vested stock awards was $75 at March 31, 2013.

Summary of Stock Options

For the three months ended March 31, 2013 and 2012, we recognized a total of $28 and $101, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized portion of the estimated fair value of non-vested stock options was $106 at March 31, 2013.

NOTE 9: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at March 31, 2013 management has recorded a full deferred tax asset valuation allowance.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time we are involved in legal proceedings arising in the normal course of business. As of the date of this Report, we were not involved in any material actual or pending legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2016.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There were $1,636 and $827 in LC’s outstanding at March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013 and 2012, there were outstanding warrants convertible to 0 and 22 shares of common stock, respectively. At March 31, 2013 and 2012, there were outstanding stock options convertible to 1,008 and 1,046 shares of common stock, respectively. There were no potentially dilutive securities for the three months ended March 31, 2013 and 2012 that were included in the computation of diluted earnings per share because their effect would have been anti-dilutive, as the exercise price for the outstanding warrants and options exceeded the average market price for our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 28, 2013 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

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

Industry and Executive Outlook

The industry continued to strengthen in the first quarter, particularly in the major offshore deepwater projects. The Gulf of Mexico has continued to strengthen, as well as many of the international deepwater and ultra-deepwater projects, such as Brazil. We believe that the industry, and in particular the subsea market we serve, will continue to strengthen throughout the year.

Our first quarter, which is typically our slowest quarter, had a 26 percent increase in revenues over the first quarter of 2012. The actual growth of our core business revenues was 33 percent, since last year’s first quarter included revenues from our Morgan City, Louisiana operations, which was closed in the third quarter of last year. The number of Deep Down employees has grown from 72 to 80 and we expect it to continue to grow with the increase in our customer requirements. We believe our operations and profits will grow throughout the year.

Our backlog, which doubled at the beginning of 2013 over last year, continues to climb and is now over $24 million. Our quoting on new work continues to be at a very high level and should continue throughout the year. We also are continuing to be involved with larger and larger projects and our quoting continues to be on larger projects.

We have officially formed an entity in Brazil in preparation for the anticipated growth in the deepwater offshore market.

Recent Events

Effective March 28, 2013, Deep Down, Inc. (OTCQX: DPDW) began trading on OTCQX U.S., the top tier of the OTC marketplace.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. Revenues for the three months ended March 31, 2013 were $6,158. Revenues for the three months ended March 31, 2012 were $4,873. The $1,285 increase (26 percent) has occurred primarily due to increased demand by our customers for our technologically innovative solutions as a result of our consistently successful project execution.

Gross Profit. Gross profit for the three months ended March 31, 2013 was $2,166, or 35 percent of revenues.  Gross profit for the three months ended March 31, 2012 was $1,935, or 40 percent of revenues. The five percentage point decrease in gross profit occurred primarily as a result of a higher level of 2013 period indirect cost of sales related to planned repairs and maintenance on our revenue generating property, plant and equipment.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2013 was $1,863, or 30 percent of revenues.  SG&A for the three months ended March 31, 2012 was $1,969, or 40% of revenues. Much of the improvement in SG&A is due to savings realized as a result of the consolidation of our Morgan City, Louisiana operations with our Channelview, Texas operations, which occurred in the third quarter of 2012.

Depreciation and amortization expense not included in cost of sales. Depreciation and amortization expense not included in cost of sales (“D&A”) for the three months ended March 31, 2013 was $32. D&A for the three months ended March 31, 2012 was $149. In the fourth quarter of 2012, we fully impaired intangible assets associated with the consolidation of our Morgan City, Louisiana operations. This is the cause of resultant reduction in amortization expense in 2013 period.

Interest expense, net. Interest expense, net was $37 for the three months ended March 31, 2013. Interest expense, net was $52 for the three months ended March 31, 2012. Net interest expense for each period was generated by outstanding debt, offset by interest income earned on cash and short-term investments. The $15 decrease in the 2013 period is due primarily to the Company having lower average interest-bearing obligations in the 2013 period.

Equity in net income (loss) of joint venture. Equity in net income of joint venture was $1 for the three months ended March 31, 2013. Equity in net loss of joint venture was $108 for the three months ended March 31, 2012. The CFT joint venture is in the liquidation process. Therefore, current period activity is limited.

Modified EBITDA. Our management evaluates our performance based on a non-GAAP measure which consists of earnings (net income or loss) available to common shareholders before net interest expense, income taxes, non-cash share-based compensation expense, equity in net income or loss of joint venture, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges (“Modified EBITDA”).  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying condensed consolidated statements of operations.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$224	$(300)
Add back interest expense, net of interest income	37	52
Add back depreciation and amortization	379	465
Add back income tax expense	21	4
Add back share-based compensation	40	131
Add back equity in net (income) loss of joint venture	(1)	108
Modified EBITDA	$700	$460

Modified EBITDA for the three months ended March 31, 2013 was $700. Modified EBITDA for the three months ended March 31, 2012 was $460. Modified EBITDA increased $240 primarily due to increased gross profit before depreciation expense of $262 due to increased demand for our technologically innovative solutions.

Liquidity and Capital Resources

Overview

Historically, we have supplemented the financing of our capital needs primarily through debt financings. Most significant in this regard has been the debt facility we have maintained with Whitney Bank, a state chartered bank (and successor to Whitney National Bank, a national banking association) (“Whitney”). Our loans outstanding under the Amended and Restated Credit Agreement with Whitney (the “Restated Credit Agreement”) were to become due on April 15, 2013.

On March 5, 2013, we entered into the Fifth Amendment to Amended and Restated Credit Agreement (“Fifth Amendment”) with Whitney. Under the Fifth Amendment, the Company and Whitney agreed:

•	to increase the committed amount under the revolving credit facility (“Revolving Credit Facility”) to $5,000, and extend the maturity date of such Revolving Credit Facility to April 15, 2014;

•	to increase the committed amount under the real estate term facility (“RE Term Facility”) to $2,000, and extend the maturity date of such RE Term Facility to April 15, 2018, and the Company is obligated to make increasing monthly repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	for Whitney to make a new single-advance term loan to Deep Down in the original principal amount of $250 (“Equipment Term Loan”) for the purpose of effecting a purchase of two tensioners (the “Equipment”). The Equipment Term Loan has an interest rate of 4.0 percent per annum and maturity date of April 15, 2018, and the Company is obligated to make increasing monthly repayments of principal (along with accrued and unpaid interest thereon) starting at $4, beginning April 1, 2013;

•	to change the definition of EBITDA to allow a non-recurring expense in the amount of $117 for closing the operations of Mako and consolidating with Deep Down Delaware in the fiscal quarter ended December 31, 2012, and to allow a non-recurring charge of $2,156, for the write-off related to impairment of long-lived assets associated with consolidating the operations of Mako, also in the fiscal quarter ended December 31, 2012.

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

As of March 31, 2013, the outstanding indebtedness to Whitney under the Fifth Amendment consisted of $1,992 under the RE Term Facility, $246 under the Equipment Term Loan and $1,170 under the Revolving Credit Facility.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to total consolidated EBITDA for the four most recent quarterly periods must be less than 3.0 to 1.0;

•	Fixed Charge Coverage Ratio - The ratio of total consolidated EBITDA for the four most recent quarterly periods to total consolidated net interest expense plus principal payments for the four most recent quarterly periods on total debt must be greater than 1.5 to 1.0;

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income (if positive), after provision for income taxes, for each whole or partial fiscal year completed after June 30, 2011, must be in excess of $13,000;

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of March 31, 2013, we were in compliance with all of these financial covenants.

We had working capital of $6,895 at March 31, 2013. As a result of the Fifth Amendment and cash we expect to generate from operations, we believe we will have adequate liquidity to meet our future operating requirements.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation.  Our business is not significantly seasonal in nature.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

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

Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our Critical Accounting Policies.

Recently Issued Accounting Standards

Management believes that recently issued accounting standards, which are not yet effective, will not have a material impact on our condensed consolidated financial statements upon adoption.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Management’s Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of March 31, 2013, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2013, except as noted below.

Changes in Internal Control Over Financial Reporting.    The Company’s management, with the participation of the principal executive and principal financial officer, has concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2013.

In the previous reporting period, the Company reported a material weakness (“Material Weakness”) related to percentage-of-completion (“POC”) accounting for fixed-price contracts. During the fiscal quarter ended March 31, 2013, in order to begin to remediate the Material Weakness, the Company created and filled a financial management position within its project operations function, the primary responsibilities of which are to ensure: (a) that initial and updated detailed cost estimates and POC accounting schedules for fixed-price contracts are timely and accurately prepared; (b) proper segregation of accounting for time and materials aspects from POC aspects of contracts containing both; (c) effective financial management review of contract terms; (d) effective communication with accounting personnel, and (d) along with accounting personnel, effective financial management review of the POC accounting revenue recognition calculations.

Based on this remediation effort, the Company’s management, with the participation of the principal executive and principal financial officer, has concluded that, although significant progress toward remediation of the Material Weakness has been achieved, the Material Weakness still existed during the fiscal quarter ended March 31, 2013. It is our belief that we will be able to conclude that the Material Weakness has been fully remediated by the end of the fiscal quarter ending June 30, 2013.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we were not involved in any material actual or pending legal proceedings.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index of Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

3.1	Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
10.1	Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 5, 2013, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 12, 2013).
10.2	Equipment Term Note, dated as of March 5, 2013, made by Deep Down, Inc. to the order of Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 12, 2013).
31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Statement of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Date: May 15, 2013	/s/ Eugene L. Butler
Eugene L. Butler
Executive Chairman and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008) (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Amended and Restated ByLaws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
10.1	Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 5, 2013, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 12, 2013).
10.2	Equipment Term Note, dated as of March 5, 2013, made by Deep Down, Inc. to the order of Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 12, 2013).
31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Statement of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed or furnished herewith.

