Form 10-Q
period 2013-06-30
Deep Down, Inc.
filed 2013-08-13
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August 12, 2013, there were 10,831,470 shares of Common Stock outstanding, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Deep Down, Inc., a Nevada corporation (“Deep Down”), and its wholly-owned subsidiaries.

Deep Down is the parent company of the following wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Mako Technologies, LLC, a Nevada limited liability company (“Mako”); Deep Down International Holdings, LLC, a Nevada limited liability company (“DDIH”) and Deep Down Brasil, Ltda., a Brazil limited liability company (“Deep Down Brasil”). In August 2012, we consolidated the operations of Mako into Deep Down Delaware.

Our current operations include Deep Down Delaware.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in response to our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting deepwater and ultra-deepwater offshore exploration, development and production of oil and gas reserves and other maritime operations.

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

ii

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

iii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iv

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,106	$1,523
Accounts receivable, net of allowance of $1,296 and $1,211, respectively	6,714	7,140
Inventory	299	232
Costs and estimated earnings in excess of billings on uncompleted contracts	5,321	2,547
Prepaid expenses and other current assets	118	321
Total current assets	13,558	11,763
Property, plant and equipment, net	12,471	13,103
Investment in joint venture	485	984
Intangibles, net	122	126
Goodwill	4,916	4,916
Other assets	920	607
Total assets	$32,472	$31,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,309	$4,289
Billings in excess of costs and estimated earnings on uncompleted contracts	860	753
Deferred revenues	–	44
Current portion of long-term debt	1,880	680
Total current liabilities	6,049	5,766
Long-term debt, net	2,139	2,936
Total liabilities	8,188	8,702

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 10,831 and 10,152 shares issued and outstanding, respectively	11	10
Additional paid-in capital	64,210	63,970
Accumulated deficit	(39,937)	(41,183)
Total stockholders' equity	24,284	22,797
Total liabilities and stockholders' equity	$32,472	$31,499

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenues	$9,156	$7,904	$15,314	$12,777
Cost of sales:
Cost of sales	5,284	4,714	8,929	7,336
Depreciation expense	352	319	699	635
Total cost of sales	5,636	5,033	9,628	7,971
Gross profit	3,520	2,871	5,686	4,806
Operating expenses:
Selling, general and administrative	2,366	2,013	4,229	3,982
Depreciation and amortization	33	143	65	292
Total operating expenses	2,399	2,156	4,294	4,274
Operating income	1,121	715	1,392	532
Other income (expense):
Interest expense, net	(54)	(34)	(91)	(86)
Equity in net (loss) income of joint venture	–	(32)	1	(140)
Other, net	4	5	14	52
Total other income (expense)	(50)	(61)	(76)	(174)
Income before income taxes	1,071	654	1,316	358
Income tax expense	(49)	(15)	(70)	(19)
Net income	$1,022	$639	$1,246	$339

Net income per share, basic and diluted	$0.10	$0.06	$0.12	$0.03

Weighted-average common shares outstanding, basic and diluted	10,324	10,197	10,238	10,214

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$1,246	$339
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net (income) loss of joint venture	(1)	140
Share-based compensation	275	377
Forgiveness of debt	–	(10)
Bad debt (recovery) provision	(62)	92
Depreciation and amortization	764	927
Gain on disposal of property, plant and equipment	(8)	(52)
Changes in assets and liabilities:
Accounts receivable	454	(432)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,774)	(243)
Prepaid expenses and other current assets	203	199
Other assets	13	73
Inventory	(67)	(22)
Accounts payable and accrued liabilities	(980)	892
Deferred revenues	(44)	(260)
Billings in excess of costs and estimated earnings on uncompleted contracts	107	(330)
Net cash (used in) provided by operating activities	(874)	1,690

Cash flows from investing activities:
Purchases of property, plant and equipment	(122)	(1,250)
Proceeds from sale of property, plant and equipment	8	72
Cash paid for deposits	(290)	–
Cash paid for patents	–	(40)
Cash paid for exclusive product rights	–	(125)
Repayments on notes receivable	3	50
Distribution from joint venture	500	–
Net cash provided by (used in) investing activities	99	(1,293)

Cash flows from financing activities:
Cash paid for purchase of our common stock	–	(48)
Proceeds from bank term loans	1,021	–
Cash paid for deferred financing costs	(45)	–
Repayments of long-term debt	(618)	(1,223)
Net cash provided by (used in) financing activities	358	(1,271)
Change in cash and equivalents	(417)	(874)
Cash and cash equivalents, beginning of period	1,523	4,979
Cash and cash equivalents, end of period	$1,106	$4,105

Supplemental schedule of significant noncash transactions:
Property, plant and equipment acquired via capital lease	$–	$1,200
Shares of common stock surrendered by employees related to payroll taxes on vested restricted stock awards	$34	$41

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share and per share amounts)

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

Segments

For the six months ended June 30, 2013 and 2012, our operating segments, Deep Down Delaware and Mako, have been aggregated into a single reporting segment. In August 2012, we consolidated the operations of Mako in Morgan City, Louisiana into Deep Down Delaware in Channelview, Texas. While the operating segments have different product lines, they are very similar. They are both service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service offering to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States, although we occasionally generate sales to international customers.

Recently Adopted Accounting Standards

There were no recent accounting pronouncements that materially affected our Company.

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

We had working capital of $7,509 at June 30, 2013. As a result of the Fifth Amendment and cash we expect to generate from operations, we believe we will have adequate liquidity to meet our future operating requirements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share and per share amounts)

NOTE 3: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	June 30, 2013	December 31, 2012
Costs incurred on uncompleted contracts	$11,680	$9,915
Estimated earnings on uncompleted contracts	5,626	4,714
	17,306	14,629
Less: Billings to date on uncompleted contracts	(12,845)	(12,835)
	$4,461	$1,794

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,321	$2,547
Billings in excess of costs and estimated earnings on uncompleted contracts	(860)	(753)
	$4,461	$1,794

The balances in costs in excess of billings and estimated earnings on uncompleted contracts at June 30, 2013 and December 31, 2012 consisted of earned but unbilled revenues related to large fixed-price projects.

The balances in billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2013 and December 31, 2012 consisted of unearned milestone billings related to large fixed-price projects.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share and per share amounts)

NOTE 4: INVESTMENT IN JOINT VENTURE

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

On October 7, 2011, CFT consummated a transaction pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), by and between CFT and a Houston-based company (“Buyer”)  pursuant to which Buyer purchased from CFT (i) all of the issued and outstanding shares of capital stock of Cuming Corporation (“Cuming”), the principal operating subsidiary of CFT, (ii) the shares of 230 Bodwell Corporation, a Massachusetts corporation and subsidiary of Cuming, and (iii) certain assets that, immediately prior to closing, were acquired by Cuming, for a purchase price of $60,000 (less certain debt and subject to a purchase price adjustment for working capital and potential earn-out payments).  We are entitled to 20 percent of future potential earn-out proceeds from the sale. Earn-out proceeds were $0 for the six months ended June 30, 2013 and 2012.

The components of our Investment in joint venture are summarized below:

Investment in joint venture, December 31, 2012	$984
Equity in net income of CFT for the six months ended June 30, 2013	1
Cash distribution from CFT for the six months ended June 30, 2013	(500)
Investment in joint venture, June 30, 2013	$485

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

	June 30, 2013	December 31, 2012	Range of Asset Lives
Land	$1,582	$1,582	–
Buildings and improvements	1,565	1,555	7 - 36 years
Leasehold improvements	221	221	2 - 5 years
Equipment	14,425	14,251	2 - 30 years
Furniture, computers and office equipment	1,273	1,248	2 - 8 years
Construction in progress	390	487	–
Total property, plant and equipment	19,456	19,344
Less: Accumulated depreciation and amortization	(6,985)	(6,241)
Property, plant and equipment, net	$12,471	$13,103

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
Secured credit agreement - Whitney	$3,873	$2,909
Capital lease obligations	146	707
Total long-term debt	4,019	3,616
Less: Current portion of long-term debt	(1,880)	(680)
Long-term debt, net of current portion	$2,139	$2,936

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share and per share amounts)

Whitney Credit Agreement

We originally entered into our credit agreement with Whitney in November 2008 to provide us with revolving and letter of credit facilities for our operations.  Our credit facility has been amended and/or restated five times, most recently on March 5, 2013. Under the Fifth Amendment, the Company and Whitney agreed:

•	to increase the committed amount under the revolving credit facility (“Revolving Credit Facility”) to $5,000, and extend the maturity date of such Revolving Credit Facility to April 15, 2014;

•	to increase the committed amount under the real estate term facility (“RE Term Facility”) to $2,000, extend the maturity date of such RE Term Facility to April 15, 2018, and the Company is obligated to make increasing monthly repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	for Whitney to make a new single-advance term loan to Deep Down in the original principal amount of $250 (“Equipment Term Loan”) for the purpose of effecting a purchase of two tensioners (the “Equipment”). The Equipment Term Loan has an interest rate of 4.0 percent per annum and maturity date of April 15, 2018, and the Company is obligated to make increasing monthly repayments of principal (along with accrued and unpaid interest thereon) starting at $4, beginning April 1, 2013;

•	to change the definition of EBITDA to allow a non-recurring expense in the amount of $117 for closing the operations of Mako and consolidating with Deep Down Delaware in the fiscal quarter ended December 31, 2012, and to allow a non-recurring charge of $2,156, for the write-off related to impairment of long-lived assets associated with consolidating the operations of Mako, also in the fiscal quarter ended December 31, 2012.

As of the effective date of the Fifth Amendment, the outstanding principal balance of the RE Term Facility was $1,730. Whitney agreed to make a single advance to the Company in an amount equal to $270 (bringing the balance of the RE Term Facility as of the effective date of the Fifth Amendment to $2,000) to assist in effecting the purchase of the Equipment. As with Deep Down’s other outstanding indebtedness under the credit agreement, outstanding amounts of the Equipment Term Loan are secured by a security interest in all of Deep Down’s assets. The interest rate on all of the loans remains the same at 4.0 percent per annum.

As of June 30, 2013, the outstanding indebtedness to Whitney under the Fifth Amendment consisted of $1,968 under the RE Term Facility, $235 under the Equipment Term Loan and $1,670 under the Revolving Credit Facility.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to total consolidated EBITDA for the four most recent quarterly periods must be less than 3.0 to 1.0; actual Leverage Ratio as of June 30, 2013: 1.32 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of total consolidated EBITDA for the four most recent quarterly periods to total consolidated net interest expense plus principal payments for the four most recent quarterly periods on total debt must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of June 30, 2013: 2.23 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income (if positive), after provision for income taxes, for each whole or partial fiscal year completed after June 30, 2011, must be in excess of $13,000; actual Tangible Net Worth as of June 30, 2013: $19,246.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of June 30, 2013, we were in compliance with all of these financial covenants.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share and per share amounts)

NOTE 7: SHARE-BASED COMPENSATION

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Awards of common stock and options to purchase common stock granted under the Plan have vesting periods of three years and options are exercisable for two years once fully vested. Some awards of stock have performance criteria as an additional condition of vesting. Share-based compensation expense related to awards is based on the fair value at the date of grant, and is recognized over the vesting periods, net of estimated forfeitures. The value of performance-based awards is recognized as expense only when it is considered probable that the performance criteria will be met. Under the Plan, the total number of options permitted is 15 percent of issued and outstanding common shares.

Summary of Shares of Restricted Stock

On May 29, 2013, we granted 30,000 shares of restricted stock, par value $0.001 per share, with a grant date fair value of $2.00 per share, to a newly-appointed director, who is not an employee of the Company or any of its affiliates.

On June 5, 2013, we granted 700,000 shares of restricted stock, par value $0.001 per share, with a grant date fair value of $2.03 per share, to certain key employees.

The restrictions on these service-based shares of restricted stock, issued during the six months ended June 30, 2013, will lapse with respect to one-third of the shares on each of the first, second and third anniversaries of the effective date of grant.

During the six months ended June 30, 2013 and 2012, we recognized a total of $198 and $172, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized portion of the estimated fair value of restricted stock awards was $754 at June 30, 2013.

Summary of Stock Options

For the six months ended June 30, 2013 and 2012, we recognized a total of $77 and $205, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized portion of the estimated fair value of non-vested stock options was $83 at June 30, 2013.

NOTE 8: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at June 30, 2013 management has recorded a full deferred tax asset valuation allowance.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except share and per share amounts)

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time we are involved in legal proceedings arising in the normal course of business. As of the date of this Report, we were not involved in any material actual or pending legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2023.

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There were $1,401 and $827 in LC’s outstanding at June 30, 2013 and December 31, 2012, respectively.

NOTE 10: EARNINGS PER COMMON SHARE

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

At June 30, 2013 and 2012, there were outstanding warrants convertible to 0 and 21,941 shares of common stock, respectively. At June 30, 2013 and 2012, there were outstanding stock options convertible to 945,000 and 1,007,500 shares of common stock, respectively. There were no potentially dilutive securities for the six months ended June 30, 2013 and 2012 that were included in the computation of diluted earnings per share because their effect would have been anti-dilutive, as the exercise price for the outstanding warrants and options exceeded the average market price for our common stock.

NOTE 11: STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of common stock outstanding is as follows:

Balance, December 31, 2012	10,151,529
Shares cancelled and retired, April 15, 2013	(33,334)
Restricted shares granted, May 29, 2013	30,000
Restricted shares granted, June 5, 2013	700,000
Shares surrendered for payroll taxes and retired, June 17, 2013	(16,725)
Balance, June 30, 2013	10,831,470

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

Industry and Executive Outlook

The outlook for deepwater and ultra-deepwater drilling and production continues to be very strong. The Gulf of Mexico is beginning to strengthen, and as a result, our business is increasing. Our backlog is $26,000 and continues to grow. We expect to see continuing growth in the deepwater industry for the remainder of the year.

In anticipation of the expected increase in business, we leased a new facility in June with 215,000 square feet of covered space. This additional space will allow us to more efficiently produce steel flying leads and expand our umbilical business. We now have the ability to build bigger equipment and take on much larger orders. It will also allow us the ability to load out by rail or barge. The Channelview property will be used for support management, storage and the refurbishment of operator equipment.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues. Revenues for the three months ended June 30, 2013 were $9,156. Revenues for the three months ended June 30, 2012 were $7,904. The $1,252 increase (16 percent) has occurred primarily due to increased demand by our customers for our technologically innovative solutions as a result of our consistently successful project execution.

Gross Profit. Gross profit for the three months ended June 30, 2013 was $3,520, or 38 percent of revenues.  Gross profit for the three months ended June 30, 2012 was $2,871, or 36 percent of revenues. The $649 increase in gross profit was due primarily to the increase in revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2013 was $2,366, or 26 percent of revenues.  SG&A for the three months ended June 30, 2012 was $2,013, or 25% of revenues. SG&A remained relatively consistent as a percentage of revenues. We would normally expect SG&A to decrease as a percentage of revenues; however, we entered into a strategic long-term operating lease in June 2013.

Depreciation and amortization expense not included in cost of sales. Depreciation and amortization expense not included in cost of sales (“D&A”) for the three months ended June 30, 2013 was $33. D&A for the three months ended June 30, 2012 was $143. In the fourth quarter of 2012, we fully impaired intangible assets associated with the consolidation of our Morgan City, Louisiana operations. This is the primary cause of the reduction in amortization expense in the 2013 period.

Interest expense, net. Interest expense, net was $54 for the three months ended June 30, 2013. Interest expense, net was $34 for the three months ended June 30, 2012. Net interest expense for each period was generated by outstanding debt, offset by interest income earned on cash and short-term investments. The $20 increase in the 2013 period is due primarily to the Company having higher average interest-bearing obligations in the 2013 period.

Equity in net income (loss) of joint venture. Equity in net income of joint venture was $0 for the three months ended June 30, 2013. Equity in net loss of joint venture was $32 for the three months ended June 30, 2012. The CFT joint venture is in the liquidation process. Therefore, current period activity is limited.

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

The following is a reconciliation of net income to Modified EBITDA for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Net income	$1,022	$639
Add back interest expense, net of interest income	54	34
Add back depreciation and amortization	385	462
Add back income tax expense	49	15
Add back share-based compensation	235	246
Add back equity in net loss of joint venture	–	32
Modified EBITDA	$1,745	$1,428

Modified EBITDA for the three months ended June 30, 2013 was $1,745. Modified EBITDA for the three months ended June 30, 2012 was $1,428. Modified EBITDA increased $317 primarily due to increased gross profit before depreciation expense of $682 due to increased demand for our technologically innovative solutions. This increase was partially offset by a $364 increase in SG&A before share-based compensation expense due to increased activity.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues. Revenues for the six months ended June 30, 2013 were $15,314. Revenues for the six months ended June 30, 2012 were $12,777. The $2,537 increase (20 percent) has occurred primarily due to increased demand by our customers for our technologically innovative solutions as a result of our consistently successful project execution.

Gross Profit. Gross profit for the six months ended June 30, 2013 was $5,686, or 37 percent of revenues.  Gross profit for the six months ended June 30, 2012 was $4,806, or 38 percent of revenues. The $880 increase in gross profit was due primarily to the increase in revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2013 was $4,229, or 28 percent of revenues.  SG&A for the six months ended June 30, 2012 was $3,982, or 31% of revenues. Much of the improvement in SG&A is due to savings realized as a result of the consolidation of our Morgan City, Louisiana operations with our Channelview, Texas operations, which occurred in the third quarter of 2012.

Depreciation and amortization expense not included in cost of sales. Depreciation and amortization expense not included in cost of sales (“D&A”) for the six months ended June 30, 2013 was $66. D&A for the six months ended June 30, 2012 was $292. In the fourth quarter of 2012, we fully impaired intangible assets associated with the consolidation of our Morgan City, Louisiana operations. This is the primary cause of the reduction in amortization expense in 2013 period.

Interest expense, net. Interest expense, net was $91 for the six months ended June 30, 2013. Interest expense, net was $86 for the six months ended June 30, 2012. Net interest expense for each period was generated by outstanding debt, offset by interest income earned on cash and short-term investments. The $5 increase in the 2013 period is due primarily to the Company having higher average interest-bearing obligations in the 2013 period.

Equity in net income (loss) of joint venture. Equity in net income of joint venture was $1 for the six months ended June 30, 2013. Equity in net loss of joint venture was $140 for the six months ended June 30, 2012. The CFT joint venture is in the liquidation process. Therefore, current period activity is limited.

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

The following is a reconciliation of net income to Modified EBITDA for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Net income	$1,246	$339
Add back interest expense, net of interest income	91	86
Add back depreciation and amortization	764	927
Add back income tax expense	70	19
Add back share-based compensation	275	377
Add back equity in net (income) loss of joint venture	(1)	140
Modified EBITDA	$2,445	$1,888

Modified EBITDA for the six months ended June 30, 2013 was $2,445. Modified EBITDA for the six months ended June 30, 2012 was $1,888. Modified EBITDA increased $557 primarily due to increased gross profit before depreciation expense of $944 due to increased demand for our technologically innovative solutions. This increase was partially offset by a $349 increase in SG&A before share-based compensation expense due to increased activity.

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

On March 5, 2013, we entered into the Fifth Amendment to Amended and Restated Credit Agreement (“Fifth Amendment”) with Whitney. Under the Fifth Amendment, the Company and Whitney agreed:

•	to increase the committed amount under the revolving credit facility (“Revolving Credit Facility”) to $5,000, and extend the maturity date of such Revolving Credit Facility to April 15, 2014;

•	to increase the committed amount under the real estate term facility (“RE Term Facility”) to $2,000, extend the maturity date of such RE Term Facility to April 15, 2018, and the Company is obligated to make increasing monthly repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	for Whitney to make a new single-advance term loan to Deep Down in the original principal amount of $250 (“Equipment Term Loan”) for the purpose of effecting a purchase of two tensioners (the “Equipment”). The Equipment Term Loan has an interest rate of 4.0 percent per annum and maturity date of April 15, 2018, and the Company is obligated to make increasing monthly repayments of principal (along with accrued and unpaid interest thereon) starting at $4, beginning April 1, 2013;

•	to change the definition of EBITDA to allow a non-recurring expense in the amount of $117 for closing the operations of Mako and consolidating with Deep Down Delaware in the fiscal quarter ended December 31, 2012, and to allow a non-recurring charge of $2,156, for the write-off related to impairment of long-lived assets associated with consolidating the operations of Mako, also in the fiscal quarter ended December 31, 2012.

As of the effective date of the Fifth Amendment, the outstanding principal balance of the RE Term Facility was $1,730. Whitney agreed to make a single advance to the Company in an amount equal to $270 (bringing the balance of the RE Term Facility as of the effective date of the Fifth Amendment to $2,000) to assist in effecting the purchase of the Equipment. As with Deep Down’s other outstanding indebtedness under the credit agreement, outstanding amounts of the Equipment Term Loan are secured by a security interest in all of Deep Down’s assets. The interest rate on all of the loans remains the same at 4.0 percent per annum.

As of June 30, 2013, the outstanding indebtedness to Whitney under the Fifth Amendment consisted of $1,968 under the RE Term Facility, $235 under the Equipment Term Loan and $1,670 under the Revolving Credit Facility.

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

As of June 30, 2013, we were in compliance with all of these financial covenants.

We had working capital of $7,509 at June 30, 2013. As a result of the Fifth Amendment and cash we expect to generate from operations, we believe we will have adequate liquidity to meet our future operating requirements.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Management’s Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of June 30, 2013, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2013, except as noted below.

Changes in Internal Control Over Financial Reporting.    The Company’s management, with the participation of the principal executive and principal financial officer, has concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2013.

At December 31, 2012, the Company reported a material weakness (“Material Weakness”) related to percentage-of-completion (“POC”) accounting for fixed-price contracts. During the fiscal quarter ended March 31, 2013, in order to begin to remediate the Material Weakness, the Company created and filled a financial management position within its project operations function, the primary responsibilities of which are to ensure: (a) that initial and updated detailed cost estimates and POC accounting schedules for fixed-price contracts are timely and accurately prepared; (b) proper segregation of accounting for time and materials aspects from POC aspects of contracts containing both; (c) effective financial management review of contract terms; (d) effective communication with accounting personnel, and (e) along with accounting personnel, effective financial management review of the POC accounting revenue recognition calculations.

Based on this remediation effort, the Company’s management, with the participation of the principal executive and principal financial officer, has concluded that, although significant progress toward remediation of the Material Weakness has been achieved, the Material Weakness still existed during the fiscal quarter ended June 30, 2013. It is our belief that we will be able to have the Material Weakness fully remediated by the end of the fiscal year ending December 31, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities.

On May 29, 2013, the Board of Directors approved a grant of 30,000 shares of restricted stock, with a fair value of $2.00 per share, to a newly-appointed independent director. On June 5, 2013, the board of directors approved a grant of 700,000 shares of restricted stock, with a fair value of $2.03 per share, to certain key employees. These grants were made generally under our 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan, which has been approved by our shareholders, and were exempted from registration generally under Section 4(2) of the Securities Act of 1933, as amended. The Company did not receive any consideration at the time of grant of such non-vested shares or options. These shares of restricted stock are scheduled to vest in one-third portions over a three-year period.

ITEM 5.  OTHER INFORMATION

On May 29, 2013, the Board of Directors approved a grant of 30,000 shares of restricted stock, with a fair value of $2.00 per share, to a newly-appointed independent director. On June 5, 2013, the board of directors approved a grant of 700,000 shares of restricted stock, with a fair value of $2.03 per share, to certain key employees. The Company did not receive any consideration at the time of grant of such non-vested shares or options. These shares of restricted stock are scheduled to vest in one-third portions over a three-year period.

Our named executive officers for 2012, Messrs. Ronald E. Smith and Eugene L. Butler, each received restricted shares as part of such grant. Their respective amounts of shares of common stock received as part of such grant are reflected in the following table.

Named Executive Officer	Restricted Shares
Ronald E. Smith	400,000
Eugene L. Butler	300,000

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

DEEP DOWN, INC.
(Registrant)

Date: August 13, 2013	/s/ Eugene L. Butler L. Butler
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

______________________________

* Filed or furnished herewith.

