Form 10-Q
period 2013-09-30
Deep Down, Inc.
filed 2013-11-13
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 11, 2013, there were 15,263,744 shares of Common Stock outstanding, par value $0.001 per share.

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

iii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iv

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)
ASSETS
Current assets:	September 30, 2013	December 31, 2012
Cash and cash equivalents	$5,944	$1,523
Accounts receivable, net of allowance of $1,222 and $1,211, respectively	7,024	7,140
Inventory	244	232
Costs and estimated earnings in excess of billings on uncompleted contracts	5,890	2,547
Prepaid expenses and other current assets	430	321
Total current assets	19,532	11,763
Property, plant and equipment, net	12,399	13,103
Investment in joint venture	485	984
Intangibles, net	121	126
Goodwill	4,916	4,916
Other assets	1,061	607
Total assets	$38,514	$31,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,290	$4,289
Billings in excess of costs and estimated earnings on uncompleted contracts	566	753
Deferred revenues	76	44
Current portion of long-term debt	156	680
Total current liabilities	4,088	5,766
Long-term debt, net	1,918	2,936
Total liabilities	6,006	8,702

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 15,275 and 10,152 shares issued and outstanding, respectively	15	10
Additional paid-in capital	72,049	63,970
Accumulated deficit	(39,556)	(41,183)
Total stockholders' equity	32,508	22,797
Total liabilities and stockholders' equity	$38,514	$31,499

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenues	$8,639	$9,391	$23,953	$22,168
Cost of sales:
Cost of sales	5,806	5,894	14,735	13,230
Depreciation expense	358	334	1,057	969
Total cost of sales	6,164	6,228	15,792	14,199
Gross profit	2,475	3,163	8,161	7,969
Operating expenses:
Selling, general and administrative	2,082	1,966	6,311	5,948
Depreciation and amortization	35	140	100	432
Total operating expenses	2,117	2,106	6,411	6,380
Operating income	358	1,057	1,750	1,589
Other income (expense):
Interest expense, net	(52)	(34)	(143)	(120)
Equity in net (loss) income of joint venture	–	(39)	1	(179)
Other, net	13	60	27	112
Total other income (expense)	(39)	(13)	(115)	(187)
Income before income taxes	319	1,044	1,635	1,402
Income tax benefit (expense)	62	(74)	(8)	(93)
Net income	$381	$970	$1,627	$1,309

Net income per share:
Basic	$0.03	$0.10	$0.15	$0.13
Diluted	$0.03	$0.10	$0.15	$0.13

Weighted-average shares outstanding:
Basic	11,691	10,161	10,728	10,196
Diluted	11,739	10,161	10,729	10,196

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$1,627	$1,309
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net (income) loss of joint venture	(1)	179
Share-based compensation	471	519
Forgiveness of debt	–	(10)
Bad debt (recovery) provision	(19)	92
Depreciation and amortization	1,157	1,401
Gain on disposal of property, plant and equipment	(21)	(112)
Changes in assets and liabilities:
Accounts receivable	101	(1,297)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,343)	(1,642)
Prepaid expenses and other current assets	(109)	(60)
Other assets	19	103
Inventory	(12)	(3)
Accounts payable and accrued liabilities	(999)	1,587
Deferred revenues	32	(260)
Billings in excess of costs and estimated earnings on uncompleted contracts	(187)	(1,499)
Net cash (used in) provided by operating activities	(1,284)	307

Cash flows from investing activities:
Purchases of property, plant and equipment	(451)	(1,520)
Proceeds from sale of property, plant and equipment	33	150
Cash paid for deposits	(446)	–
Cash paid for patents	–	(43)
Cash paid for exclusive product rights	–	(125)
Repayments on notes receivable	9	50
Distribution from joint venture	500	–
Net cash used in investing activities	(355)	(1,488)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,647	–
Cash paid for purchase of our common stock	–	(48)
Proceeds from bank term loan	1,020	–
Cash paid for deferred financing costs	(45)	–
Repayments of long-term debt	(2,562)	(1,552)
Net cash provided by (used in) financing activities	6,060	(1,600)
Change in cash and equivalents	4,421	(2,781)
Cash and cash equivalents, beginning of period	1,523	4,979
Cash and cash equivalents, end of period	$5,944	$2,198

Supplemental schedule of significant noncash transactions:
Property, plant and equipment acquired via capital lease	$–	$1,200
Shares of common stock surrendered by employees related to payroll taxes on vested restricted stock awards	$34	$41

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

Segments

For the nine months ended September 30, 2013 and 2012, our operating segments, Deep Down Delaware and Mako, have been aggregated into a single reporting segment. In August 2012, we consolidated the operations of Mako in Morgan City, Louisiana into Deep Down Delaware in Channelview, Texas. While the operating segments have different product lines, they are very similar. They are both service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service offering to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States, although we occasionally generate sales to international customers.

Recently Adopted Accounting Standards

There were no recent accounting pronouncements that materially affected our Company.

NOTE 2: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	September 30, 2013	December 31, 2012
Costs incurred on uncompleted contracts	$14,680	$9,915
Estimated earnings on uncompleted contracts	5,915	4,714
	20,595	14,629
Less: Billings to date on uncompleted contracts	(15,271)	(12,835)
	$5,324	$1,794

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,890	$2,547
Billings in excess of costs and estimated earnings on uncompleted contracts	(566)	(753)
	$5,324	$1,794

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The balances in costs in excess of billings and estimated earnings on uncompleted contracts at September 30, 2013 and December 31, 2012 consisted of earned but unbilled revenues related to large fixed-price projects.

The balances in billings in excess of costs and estimated earnings on uncompleted contracts at September 30, 2013 and December 31, 2012 consisted of unearned milestone billings related to large fixed-price projects.

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	September 30, 2013	December 31, 2012	Asset Lives
Land	$1,582	$1,582	-
Buildings and improvements	1,571	1,555	7 - 36 years
Leasehold improvements	221	221	2 - 5 years
Equipment	14,439	14,251	2 - 30 years
Furniture, computers and office equipment	1,292	1,248	2 - 8 years
Construction in progress	658	487	-
Total property, plant and equipment	19,763	19,344
Less: Accumulated depreciation and amortization	(7,364)	(6,241)
Property, plant and equipment, net	$12,399	$13,103

NOTE 4: LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
Secured credit agreement - Whitney	$1,943	$2,909
Capital lease obligations	131	707
Total long-term debt	2,074	3,616
Less: Current portion of long-term debt	(156)	(680)
Long-term debt, net of current portion	$1,918	$2,936

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
5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

As of September 30, 2013, the outstanding indebtedness to Whitney under the Fifth Amendment was $1,943 under the RE Term Facility.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to total consolidated EBITDA for the four most recent quarterly periods must be less than 3.0 to 1.0; actual Leverage Ratio as of September 30, 2013: 0.90 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of total consolidated EBITDA for the four most recent quarterly periods to total consolidated net interest expense plus principal payments for the four most recent quarterly periods on total debt must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of September 30, 2013: 2.09 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income (if positive), after provision for income taxes, for each whole or partial fiscal year completed after June 30, 2011, must be in excess of $13,000; actual Tangible Net Worth as of September 30, 2013: $27,471.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of September 30, 2013, we were in compliance with all of these financial covenants.

NOTE 5: SHARE-BASED COMPENSATION

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

Summary of Shares of Restricted Stock

During the nine months ended September 30, 2013 and 2012, we recognized a total of $347 and $203, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized portion of the estimated fair value of restricted stock awards was $1,092 at September 30, 2013.

Summary of Stock Options

For the nine months ended September 30, 2013 and 2012, we recognized a total of $124 and $316, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized portion of the estimated fair value of non-vested stock options was $70 at September 30, 2013.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

NOTE 6: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at September 30, 2013 management has recorded a full deferred tax asset valuation allowance.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time we are involved in legal proceedings arising in the normal course of business. As of the date of this Report, we were not involved in any material actual or pending legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2023.

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There were $809 and $827 in LC’s outstanding at September 30, 2013 and December 31, 2012, respectively.

NOTE 8: EARNINGS PER COMMON SHARE

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

At September 30, 2013 and 2012, there were outstanding warrants convertible to 0 and 6,000 shares of common stock, respectively. At September 30, 2013 and 2012, there were outstanding stock options convertible to 945,000 and 1,045,000 shares of common stock, respectively.

For the nine months ended September 30, 2013 and 2012, respectively, there were 902 and 0 options included in the computation of diluted earnings per share.

NOTE 9: STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of common stock outstanding is as follows:

Balance, December 31, 2012	10,151,529
Shares cancelled and retired, April 15, 2013	(33,334)
Restricted shares granted, May 29, 2013	30,000
Restricted shares granted, June 5, 2013	700,000
Shares surrendered for payroll taxes and retired, June 17, 2013	(16,725)
Shares issued in private placement, September 10, 2013	4,085,111
Shares issued in private placement, September 26, 2013	358,500
Balance, September 30, 2013	15,275,081

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 28, 2013 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements”.

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

In Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all dollar and share amounts are in thousands of dollars and shares, unless otherwise indicated.

Industry and Executive Outlook

The outlook for deepwater and ultra-deepwater drilling and production continues to be very strong. The Gulf of Mexico continues to strengthen, and as a result, our business is increasing. Our backlog is $27,000 and continues to grow. We expect to see continued growth in the deepwater and ultra-deepwater sectors for the remainder of the year and in 2014.

Our third quarter results were lower than plan because of our financial performance on a significant fixed-price order for a major oil company operating in Brazil and because of increased rent for our new facility. Nevertheless, we are very pleased with our continued success in obtaining new orders. The new facility has enabled us to expand our steel flying lead business, and we believe it will continue to positively impact future growth.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. Revenues for the three months ended September 30, 2013 were $8,639. Revenues for the three months ended September 30, 2012 were $9,391. The $752 decrease (8 percent) occurred primarily due to reduced ROV and topside equipment rental services as a result of the consolidation of Mako’s operations into Deep Down Delaware’s operating segment in the third quarter of 2012.

Gross Profit. Gross profit for the three months ended September 30, 2013 was $2,475, or 29 percent of revenues.  Gross profit for the three months ended September 30, 2012 was $3,163, or 34 percent of revenues. The $688 decrease in gross profit was due primarily to rent expense associated with our new facility as well as a loss recognized on a large fixed-price fabrication project.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2013 was $2,082, or 24 percent of revenues.  SG&A for the three months ended September 30, 2012 was $1,966, or 21 percent of revenues. SG&A remained relatively consistent.

Depreciation and amortization expense not included in cost of sales. Depreciation and amortization expense not included in cost of sales (“D&A”) for the three months ended September 30, 2013 was $35. D&A for the three months ended September 30, 2012 was $140. In the fourth quarter of 2012, we fully impaired intangible assets associated with the consolidation of our Morgan City, Louisiana operations. This is the primary cause of the reduction in amortization expense in the 2013 period.

Interest expense, net. Interest expense, net was $52 for the three months ended September 30, 2013. Interest expense, net was $34 for the three months ended September 30, 2012. Net interest expense for each period was generated by outstanding debt, offset by interest income earned on cash and short-term investments. The $18 increase in the 2013 period is due primarily to the Company having higher average interest-bearing obligations in the 2013 period.

Equity in net income (loss) of joint venture. Equity in net income of joint venture was $0 for the three months ended September 30, 2013. Equity in net loss of joint venture was $39 for the three months ended September 30, 2012. The CFT joint venture is in the liquidation process. Therefore, current period activity is limited.

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

The following is a reconciliation of net income to Modified EBITDA for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012

Net income	$381	$970
Add back interest expense, net of interest income	52	34
Add back depreciation and amortization	393	474
Add back income tax (benefit) expense	(62)	74
Add back share-based compensation	196	142
Add back non-recurring operational consolidation expense	–	200
Add back equity in net loss of joint venture	–	39
Modified EBITDA	$960	$1,933

Modified EBITDA for the three months ended September 30, 2013 was $960. Modified EBITDA for the three months ended September 30, 2012 was $1,933. Modified EBITDA decreased $973 primarily due to decreased gross profit before depreciation expense of $664. Additionally, there was a $200 reduction in operational consolidation expense.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues. Revenues for the nine months ended September 30, 2013 were $23,953. Revenues for the nine months ended September 30, 2012 were $22,168. The $1,785 increase (8 percent) has occurred primarily due to increased demand by our customers for our technologically innovative solutions as a result of our consistently successful project execution.

Gross Profit. Gross profit for the nine months ended September 30, 2013 was $8,161, or 34 percent of revenues.  Gross profit for the nine months ended September 30, 2012 was $7,969, or 36 percent of revenues. The gross profit percentage is consistent between periods and with our expectations.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2013 was $6,311, or 26 percent of revenues.  SG&A for the nine months ended September 30, 2012 was $5,948, or 27% of revenues. SG&A remained relatively consistent as a percentage of revenues.

Depreciation and amortization expense not included in cost of sales. Depreciation and amortization expense not included in cost of sales (“D&A”) for the nine months ended September 30, 2013 was $100. D&A for the nine months ended September 30, 2012 was $432. In the fourth quarter of 2012, we fully impaired intangible assets associated with the consolidation of our Morgan City, Louisiana operations. This is the primary cause of the reduction in amortization expense in 2013 period.

Interest expense, net. Interest expense, net was $143 for the nine months ended September 30, 2013. Interest expense, net was $120 for the nine months ended September 30, 2012. Net interest expense for each period was generated by outstanding debt, offset by interest income earned on cash and short-term investments. The $23 increase in the 2013 period is due primarily to the Company having higher average interest-bearing obligations in the 2013 period.

Equity in net income (loss) of joint venture. Equity in net income of joint venture was $1 for the nine months ended September 30, 2013. Equity in net loss of joint venture was $179 for the nine months ended September 30, 2012. The CFT joint venture is in the liquidation process. Therefore, current period activity is limited.

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

The following is a reconciliation of net income to Modified EBITDA for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012

Net income	$1,627	$1,309
Add back interest expense, net of interest income	143	120
Add back depreciation and amortization	1,157	1,401
Add back income tax expense	8	93
Add back share-based compensation	471	519
Add back non-recurring operational consolidation expense	–	200
Add back equity in net (income) loss of joint venture	(1)	179
Modified EBITDA	$3,405	$3,821

Modified EBITDA for the nine months ended September 30, 2013 was $3,405. Modified EBITDA for the nine months ended September 30, 2012 was $3,821. Modified EBITDA decreased $416 primarily due to increased SG&A before share-based compensation expense of $411 and decreased operational consolidation expense of $200, partially offset by a $280 increase in gross profit before depreciation expense.

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

As of September 30, 2013, the outstanding indebtedness to Whitney under the Fifth Amendment was $1,943 under the RE Term Facility.

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

As of September 30, 2013, we were in compliance with all of these financial covenants.

During the third quarter of 2013, we issued an additional 4,444 shares of common stock resulting in a cash increase of $7,647. As a result of the stock issuance, amended terms of the Fifth Amendment, and cash we expect to generate from operations, we believe we will have adequate liquidity to meet our future operating requirements.

We had working capital of $15,444 at September 30, 2013.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Management’s Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of September 30, 2013, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2013, except as noted below.

Changes in Internal Control Over Financial Reporting.    The Company’s management, with the participation of the principal executive and principal financial officer, has concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2013.

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

Based on this remediation effort, the Company’s management, with the participation of the principal executive and principal financial officer, has concluded that, although significant progress toward remediation of the Material Weakness has been achieved, the Material Weakness still existed during the fiscal quarter ended September 30, 2013. It is our belief that we will be able to have the Material Weakness fully remediated by the end of the fiscal year ending December 31, 2013.

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

Date: November 13, 2013
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

