Form 10-K
period 2013-12-31
Deep Down, Inc.
filed 2014-03-28
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, was $14,087,119.

At March 25, 2014, the issuer had 15,195,287 shares outstanding of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

ii

PART I

ITEM 1.     Business.

History

Deep Down, Inc. is a Nevada corporation engaged in the oilfield services industry. As used herein, “Deep Down”, “Company”, “we”, “our” and “us” may refer to Deep Down, Inc. and/or its subsidiaries. Deep Down, Inc. (OTCQX: DPDW), a publicly traded Nevada corporation, was incorporated on December 14, 2006, through a reverse merger with MediQuip Holdings, Inc. (“MediQuip”), a publicly-traded Nevada corporation.

Deep Down is the parent company of the following wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Mako Technologies, LLC, a Nevada limited liability company (“Mako”); Deep Down International Holdings, LLC, a Nevada limited liability company (“DDIH”) and Deep Down Brasil Soluções Petróleo e Gás Ltda., a Brazil limited liability company (“Deep Down Brasil”). In August 2012, we consolidated the operations of Mako into Deep Down Delaware.

Our current operations are primarily conducted in Deep Down Delaware.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in response to our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting deepwater and ultra-deepwater offshore exploration, development and production of oil and gas reserves and other maritime operations.

Our website address is www.deepdowninc.com. We make available, free of charge on or through our website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Paper or electronic copies of such material may be requested by contacting the Company at our corporate offices. Information filed with the SEC is also available at www.sec.gov or may be read and copied at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information regarding operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

On December 1, 2007, we acquired all of the common stock of Mako Technologies, Inc.  We formed a wholly-owned subsidiary, Mako Technologies, LLC to complete the acquisition.  Located in Morgan City, Louisiana, Mako served the offshore petroleum and marine industries with technical support services, and equipment vital to offshore petroleum production, through the provision of highly qualified technicians, remotely operated vehicle (“ROV”) services, topside and subsea equipment and support systems used in diving operations, maintenance and repair operations, and offshore construction. In August 2012, we consolidated the operations of Mako in Morgan City, Louisiana into Deep Down Delaware in Channelview, Texas.

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

Business Overview

We are a global provider of specialized services to the offshore energy industry to support deepwater and ultra-deepwater exploration, development and production of oil and gas and other maritime operations.  While we are primarily a service company, we also produce custom engineered products that assist us in fulfilling service objectives for specific projects on a contractual basis.  We design and manufacture a broad line of deepwater and ultra-deepwater, surface and offshore equipment solutions which are used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world.  Our products are often developed in direct response to customer requests for solutions to critical problems in the field.  We serve the growing offshore petroleum and maritime industries with technical management and support services.  One of our greatest strengths is the extensive knowledge base of our service, engineering and management personnel in many aspects of the deepwater and ultra-deepwater industry. Set forth below is a more detailed description of important services and products we provide.

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

ROV and ROV Tooling Services.  As part of our ROV services, we have observation and light work class ROV units capable of operating in depths of 10,000 feet. Our services include offering these vehicles to strategic alliance partners who lease our vehicles and provide the actual services of platform inspection, platform installation and abandonment, search and recovery, salvage, subsea sampling, subsea intervention, telecommunication cable inspections, anchor handling, ROV consulting and project management, ROV pilots and technicians, and underwater cinematography.  We provide an extensive line of ROV intervention tooling, both used to support our own operations and for rental to our customers.  Our ROV Tooling equipment includes flying lead orientation tools (FLOT), torque tools class 1-5, hot stabs, pipe cutting systems, dredging and pumping systems, ROV clamps and ROV-friendly hooks and shackles that are state-of-the-art in design.

Deep Down Marine Technologies (DDMT). DDMT is a specialized division of Deep Down, Inc. primarily focused on the refurbishment and repurposing of recovered subsea distribution assets and providing support for offshore interventions.

Items refurbished and repurposed for clients include Logic Caps (LCs), Intermediate Logic Caps (ILCs), and Hydraulic Distribution Manifolds (HDMs). Once a recovered asset is received, it is cleaned, any production fluids are flushed out with a water-based control fluid, and the asset is moved into storage. As an emergency or intervention arises, we pull the stored asset, reroute and weld the tubing, and then perform a Factory Acceptance Test (FAT) per client specifications. Finally, we send out our service technicians and equipment to support the offshore campaign.

Additionally, we perform various tasks in support of offshore interventions. We reconfigure Deep Down Hydrate Remediation Frames and Hydraulic Flying Leads (HFLs) at either one of our facilities or in the field. Our service technicians go offshore to pre-charge and make any changes to the frame needed to remediate hydrates.

We also developed the Fast Response Box (FRB), a concept cultivated from our vast offshore campaign experience. Our team identified the necessary components for an emergency reroute of a chemical or hydraulic line performed on the deck of a vessel. After the subsea distribution hardware is brought up, our service technicians safely depressurize, flush, cut out tubing, and reroute as required to get the well or field back up and producing. We then pre-charge the system and assist in overboarding and reinstallation. Our ability to provide a fully functional temporary solution brings the well or field back into production immediately and allows time for a permanent solution to be developed.

Our capabilities further include in-house software and hardware engineering to provide innovative solutions from wireless testing and monitoring equipment, to Dynamic Positioning (DP) systems. We have also developed camera systems that can be setup at any site, enabling our clients to witness FATs, System Integration Testing (SIT) or vessel load-outs in real-time, from any location in the world.

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

Flying Leads. Deep Down is a leader in flying lead design, manufacture and installation; in particular steel tube flying leads. Our flagship product, the LSFL® (Loose Steel Tube Flying Lead), was developed to eliminate the residual memory left in traditional flying leads due to the bundling process. The loose lay of the tubes significantly reduces stiffness of the assembly, allows the bundle to lay flat on the sea floor, follow the prescribed lay path precisely, bend in a tight radius with minimal resistance and offers maximum compliance for easy makeup in lengths up to 1,000’. When greater lengths up to 10,000’ are required, we utilize our patented NHU® (Non-Helical Umbilical) in conjunction with a complaint section on each end of the assembly to achieve the same result. We also offer hybrid LSFL® assemblies which can include any number and combination of electrical, optical, hose and steel tube elements. Hybrid LSFL® technology provides installation savings in both time and money as fewer operations are required to install the combined unit.

Deep Down employs the patented Moray® termination system on each end of the LSFL®. The Moray® termination is a light weight, high-strength, configurable and field serviceable framework used to connect any commercially available MQC (Multi-Quick Connect) plate to the LSFL® bundle.  The Moray® termination assembly allows the installation load from the steel tubes or strength member to be transmitted directly to the framework and through to the installation rigging while isolating couplers from the load to maintain maximum compliance. The Moray® termination with compliant section is ideal for umbilical end terminations; it eliminates the need for bulky armor pots and is more manageable than a traditional umbilical end termination. In this application, the Moray® termination can be used to house multiple electrical, optical and auxiliary hydraulic interfaces in integrated ROV panels. Moray® termination assemblies can be outfitted with integrated buoyancy allowing quicker installation times by eliminating the need to recover buoyancy modules. Additionally, this allows for the use of a smaller class ROV on a vessel of opportunity should the need for rework arise.

Umbilical Hardware. Our blend of experiences with umbilical manufacturers, subsea engineers and installation contractors has been effective giving us a unique perspective when fabricating and designing terminations for umbilical manufacturers.  Members of our team were involved with the designs for the armored thermo plastic umbilicals at Multiflex, the first steel tube umbilical in the Gulf of Mexico for the Shell Popeye® umbilical, and the standardization of many steel tube umbilical terminations.  Our designs are often much lighter in weight and smaller than the typical hardware that has been created and used in the past by our competitors.  Our engineering team has designed and fabricated bending restrictors, armor pots, split barrels, tubing fittings and unions, hinging umbilical splices and topsides terminations with our unique threaded welded fittings, umbilical compliant splice, and the bend stiffener latcher.  We offer both polymer and steel bend limiters.  The compliant splice is a patented method of converting spare umbilicals into actual production umbilicals by splicing spare umbilicals together to produce any length required or to repair a damaged umbilical.  This termination system eliminates the burdens of dealing with umbilical splices during installation and is capable of housing both electrical and fiber optic fiber termination assemblies while still allowing for the splice to be spooled up onto a reel or carousel.  Our UTA and new compliant UTA allows us to terminate the umbilical with a higher degree of quality and place the critical components of the base unit on the Reel or on the carousel and handle it with additional ease and safety.  Then it is combined with the mud mat assembly easily and offers both first end stab and hangover features as well as Yoke second end landing.  The new compliant version allows the UTA to be expanded for multiple J-plates and yet feature the same compliant features in our compliance splicing increasing the ease of handling on the deployment equipment – overboarding – and landing on the seafloor.  Our in the field termination services is becoming popular offering the ability to take existing umbilical hang offs from multiple manufacturers which may have may have been exposed to terrible environmental conditions and to add temporary handling clamps – lifting up the umbilical and provide a completely new hangoff arrangement and thus extending the life of the umbilical and the subsea field.  This service is being utilized on a project now.  Bend Stiffener Latchers™ are still the leaders in the industry allowing bend stiffeners to be carried by the umbilical topside termination assembly in a more compact and overlapping configuration and overboarded with the highest strength and then installed into an existing I-tube with existing flange or an I-tube with the DDI mating bell mouth and be latched in by ROV allowing the bend stiffener be securely attached to the I-tube transferring all the dynamic bending moment while the umbilical is pulled up and hung off and elimination handling two major pieces of hardware and eliminating the need to have measurements between the components as the system is fully extending and adjustable.

Riser Isolation Valves (RIV) and Subsea Isolation Valve (SSIV) Services. Deep Down's new Riser Isolation Valve (RIV) and Subsea Isolation Valve (SSIV) control systems are unique solutions providing platform personnel the hydraulic control and electrical indication for subsea production valve manipulation. These systems provide numerous advantages to the client including: emergency shutdown capabilities (ESD), valve positioning monitoring systems, and auxiliary positions for spare and/or future field development.

In addition to fabrication of these systems, Deep Down provides subsea installation engineering, consulting, and service personnel to support clients, installation contractors, valve vendors and more. Our expertise ensures scope is fully defined and delegated allowing for safe and successful installations. The Deep Down team provides commissioning and technical assistance to clients and platform personnel ensuring the systems are working properly and all operational information is handed over to the end users.

Capitalizing on our expertise in umbilical manufacturing, Subsea and Topside Umbilical Termination Assemblies (SUTA / TUTA), hydraulic and electrical flying leads, and super duplex welding, we provide quality products our clients can depend on. Project designs are guaranteed to be installation friendly and client specifications met. When Deep Down’s expert installation team is on the job, product integrity is preserved, ensuring successful installations.

Installation Aids.  To help our customers and to meet our own internal needs, we have developed an extensive array of installation aids, including steel flying lead installation systems, tensioners, lay chutes, many varieties of buoyancy, clump weights, VIV strakes, mud mats, dual tank skids, gang boxes, work vans, pumping and testing skids, control booths, fluid drum carriers, crimping systems, load cells,  300 and 340-ton under-rollers, powered reels, 200-ton, 400-ton and 3,400-ton and 3,500 – ton  carousel, UTAJ and bridging Jumper running and parking deployment frames, termination shelters, pipe straighteners, ROV hooks and shackles, stackable SeaStax® tanks, baskets, Subsea Deployment Basket System (SDB®), Horizontal Drive Units (HDU) and Rapid Deployment Cartridges (RDC).

Buoyancy Products. We design, engineer and manufacture deepwater buoyancy systems and support hardware essential to installation and operational requirements. Deep Down's rotational molding operations produces high density polyethylene products including bend restrictors, VIV suppression strakes and fairings, protective outer shells for distributed buoyancy modules and other flotation products. Our unique distributed buoyancy module clamps are designed for quick and easy installation for both "over the stinger" and VLS methods.

Further expansion of our flotation product line includes drilling riser buoyancy support hardware and installation services and development of a “Buoyant Rod” concept that can revolutionize the flotation industry.

NHU®. Deep Down's patented Non-Helical Umbilical (NHU®) combines our experience manufacturing miles of loose steel tube flying leads, terminating conventional steel umbilicals, and observing installation behavior of all umbilicals. The NHU® can be manufactured in lengths up to 10 miles using super duplex tubes in standard sizes and in any configuration of hydraulic, electrical or optical elements.  It is intended for long-term infield (static) or short-term dynamic service applications.

Multiple tubes are fed into the patented Deep Down NHU® manufacturing mechanism, bundled, then extruded with a HDPE outer jacket. Umbilicals are not torque balanced on their own, so rather than expending resources to balance and imparting stresses to helically wind them, the NHU® uses the imbalance to its advantage, resulting in a standard bundle.

The proprietary NHU® manufacturing concept is fully containerized, portable and easily transported for setup anywhere in the world. The ability to manufacture in close proximity to subsea fields offers the benefits of reduced lead times, the use of smaller installation vessels, use of compact Deep Down equipment, the incorporation of the appropriate percentages of local content, and more favorable economics.

Manufacturing

For over a decade, our primary manufacturing facility was in Channelview, Texas, a suburb of Houston. In June of 2013, we reorganized our manufacturing efforts in order to maximize production and satisfy the increasing demand in the oil and gas industry. We are now operational at our new 215,000 sq. ft. facility on 20 acres off Beaumont Highway, conveniently located 10 minutes from our Channelview facility.

In addition to increasing our production capacity, this move also provided the space to build our Steel Tube Flying Lead (STFL) Overhead Tracking System. This system will allow us to easily move STFL’s from station to station during production for welding, X-ray and Factory Acceptance Testing (FAT). We have also significantly expanded our clean, stainless steel welding and tube bending environment, which is separated from all carbon steel fabrication.

We are nearing completion of our 12’x60’ wet testing tank, adding the capability to test our products and rigging with buoyancy scenarios in the water. Featuring filtered water and underwater lighting, it will also enable us to launch and test small ROV’s and ROV operations.

The most substantial benefit to the new facility will come when the dock on the property is completed. This will allow us to move large equipment and fabricated items by barge, eliminating the costs and limitations of highway transportation.

Our manufacturing plant is ISO 9001 certified. We continue to improve our standards and product quality through the use of quality assurance specialists working with our product manufacturing personnel throughout the manufacturing process. We have the capacity to complete large turn-key projects and still have reserve space for unforeseen emergency projects requiring immediate service and attention oil companies are accustomed to.

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

We have an established track record of introducing new products and product enhancements.  Our product development work is conducted at our facilities in Houston and Channelview, Texas, and in the field.  Our application engineering staff also provides engineering services to customers in connection with the design and sales of our products.  Our ability to develop new products and maintain technological advantages is important to our future success.

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

Employees

At March 1, 2014, we had a total of 84 employees, of which all 84 were full-time employees.  Our employees are not covered by collective bargaining agreements and we generally consider our employee relations to be good.  Our operations depend in part on our ability to attract a skilled labor force.  While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we pay or both.

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

ITEM 2.     Description of Property

Our principal corporate offices are located at 8827 W. Sam Houston Parkway North, Suite 100, Houston, TX 77040. The 89-month lease term began in February 2009 and includes an allowance for leasehold improvements by the landlord, plus a charge for monthly common area expenses (“CAM charges”) on a pro-rata basis of the total building expenses (including insurance, security, maintenance, property taxes and utilities). Monthly lease costs range from $12,177 to $14,391 plus CAM charges, due to a rent escalation clause over the term of the lease. Effective September 1, 2013, we sub-leased approximately 50% of our space for $9,000 per month for the remainder of the lease term.

Our operating facilities for Deep Down Delaware are located at 15473 East Freeway, Channelview, Texas 77530 (“Channelview”) and at 18511-810 Beaumont Highway, Houston, Texas 77049 (“Highway 90”). Channelview consists of approximately 11 acres of land that houses 60,000 square feet of manufacturing space and 7,000 square feet of office space.   These manufacturing facilities in Channelview, Texas, are subject to the liens of our lender, Whitney Bank, under our credit agreement. Highway 90 consists of approximately 20 acres of land, which includes 215,000 sq. ft. of indoor manufacturing space. We believe that our current space is suitable, adequate and of sufficient capacity to support our current operations. The 10-year lease commenced in June 2013 at a base rate of $60,000 per month for the first 7 months and $90,000 per month for the remainder of the lease term.

Additionally, we lease 6,500 square feet of storage space in Mobile, AL to house our 3,400 ton carousel system. The 5-year lease commenced in August 2010 at a base rate of $5,000 per month.

Mako leases its property and buildings from Sutton Industries at a base rate of $8,122 per month.  Mako is located at 125 Mako Lane, Morgan City, LA 70380.  The 5-year lease term commenced on June 1, 2006, and was renewed for five additional years in June 2011. As a result of our closure of our operations in Morgan City in August 2012, on December 13, 2012, this property was subleased for the remainder of the lease term.

We have a fabrication facility located in Cleveland, Texas on property currently owned by one of our employees (and who is not one of our “named executive officers”). In October 2012, we reached an understanding with the owner of the property to purchase the property for aggregate consideration of $500. The property includes 15 acres of land, and currently contains residential buildings, recreational facilities and livestock. We plan to expand the fabrication facility in order to increase our production capacity at such location, use the residential buildings at such location to house employees and contractors for projects being conducted at the site, and otherwise use the facilities at the site for general corporate purposes.

Although the transaction had yet to be consummated, we took possession of the property in October 2012, and had paid the full purchase price of $500,000 by December 31, 2013. These payments have been accounted for in our financial statements as purchase deposits. We hope to consummate the transaction within sixty days of the date of this Report.

ITEM 3.     Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the normal course of business. As of the date of this Report, we are currently not involved as defendant in any pending, material legal proceedings.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

Our common stock trades on the OTC Markets Group (OTCQX) under the symbol (OTCQX: DPDW). The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the OTC Markets.

	High	Low
Fiscal Year 2013:
December 31, 2013	$2.63	$1.80
September 30, 2013	$2.70	$1.44
June 30, 2013	$2.17	$1.55
March 31, 2013	$2.18	$1.22
Fiscal Year 2012:
December 31, 2012	$1.44	$1.17
September 30, 2012	$1.60	$1.05
June 30, 2012	$1.80	$1.00
March 31, 2012	$1.59	$0.80

Stockholders of Record

As of March 25, 2014, there were 1,088 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

Equity Compensation Plan Information

The following table sets forth the outstanding equity instruments as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by securityholders	945,000	(1)	$1.98	2,289,153	(1)
Equity compensation plans not approved by securityholders	1,055,005	(2)		–
TOTAL	2,000,005		$1.98	2,289,153

(1)	Represents 945,000 shares of common stock that may be issued upon exercise of outstanding options, pursuant to equity awards granted as of December 31, 2013 under the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”) plus 2,289,153 additional shares of common stock available for future grant under the Plan. The total number of shares subject to grants and awards is 15 percent of issued and outstanding shares of common stock. The Plan was approved by security holders of our predecessor MediQuip Holdings, Inc.

(2)	Represents 1,055,005 shares of nonvested common stock.

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

Industry and Executive Outlook

The outlook for deepwater and ultra-deepwater drilling and production continues to be very strong. The Gulf of Mexico continues to strengthen, and as a result, our business is increasing. Our current backlog is approximately $29,000 and continues to grow. We expect to see continued growth in the deepwater and ultra-deepwater sectors in 2014.

Our 2013 results were lower than planned primarily because of lower than anticipated revenues on a 3.5 MT portable umbilical carousel order, which we bought back from our customer at cost. This caused our revenues and net income to be lower by $1,418. Additionally, our financial performance on a significant fixed-price order for a major oil company operating in Brazil was not as expected and ended up in a loss of $827. Finally, we had increased rent of $600 related to our new facility.

Nevertheless, we are very pleased with our continued success in obtaining new orders. The new facility has enabled us to expand our steel flying lead business, and we believe it will continue to positively impact future growth.

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Revenues	$29,593	$29,034	$559	2%

Revenues for the year ended December 31, 2013 were $29,593. Revenues for the year ended December 31, 2012 were $29,034. The $559 increase in revenues in the 2013 period was due to an increase of $1,871 in our subsea solutions services due to continued strong demand for our technologically innovative solutions, offset by a decrease of $1,312 in our ROV and topside equipment rental services due to decreased demand.

Cost of sales and gross profit

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Cost of sales	$20,879	$19,741	$1,138	6%
Gross Profit	$8,714	$9,293	$(579)	(6)%
Gross Profit %	29%	32%		(3)%

Gross profit for the year ended December 31, 2013 was $8,714, or 29 percent of revenues. Gross profit for the year ended December 31, 2012 was $9,293 or 32 percent of revenues. The $579, or 3 percentage-point decrease in gross profit in the 2013 period compared to the same period in 2012, was due primarily to a $1,495 decrease related to our subsea solutions services, partially offset by a $916 improvement in our ROV and topside equipment rental services.

The $1,495 decrease related to our subsea solutions services occurred as a result of much lower than anticipated gross profit on two large fabrication projects. In addition, we incurred incremental rent expense on our new facility which we began leasing June 1, 2013. The $916 improvement in our ROV and topside equipment rental services resulted from the consolidation of our Morgan City, Louisiana operations into our Channelview, Texas operations in August 2012, significantly reducing our costs there.

We record depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $1,425 and $1,317 for the years ended December 31, 2013 and 2012, respectively. Depreciation included in cost of sales increased $108 from 2012 to 2013 primarily as a result of the commencement of depreciation of new assets acquired to increase our capabilities and efficiency.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Selling, general & administrative	$8,769	$8,947	$(178)	(2)%
Selling, general & administrative as a % of revenues	30%	31%		(1)%

Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2013 was $8,769, or 30 percent of revenues. SG&A for the year ended December 31, 2012 was $8,947, or 31 percent of revenues. The $178, or 1 percent of revenues, decrease was driven primarily by $1,393 in savings realized from the previously mentioned consolidation of our businesses, partially offset by increases in payroll and related costs, property tax, professional and insurance fees from our expansion efforts.

Depreciation and amortization expense (excluded from Cost of sales)

	Year Ended December 31,		Increase (Decrease)
	2013	2012	$	%
Depreciation expense excluded from Cost of sales	$139	$140	$(1)	(1)%
Amortization expense	19	316	$(297)	(94)%
Total depreciation and amortization expense excluded from Cost of sales	$158	$456	$(298)	(65)%

Depreciation expense excluded from cost of sales consists of depreciation related to our non-revenue generating property, plant and equipment. Depreciation expense excluded from cost of sales decreased $1 from 2012 to 2013.

Amortization expense consists of amortization of our intangible assets, including customer lists, trademarks, non-compete covenants, and patents. Amortization expense decreased $297 from 2012 to 2013 primarily as a result of the impairment of intangible assets recorded in the fourth quarter of 2012.

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

Net interest expense

Net interest expense for the year ended December 31, 2013 was $195. Net interest expense for the year ended December 31, 2012 was $155. Net interest expense increased $40, due to higher interest-bearing debt balances.  Net interest expense for each period was generated by our outstanding bank debt, capital leases and a note payable, and was offset by interest income on invested cash balances.

Equity in net (loss) income of joint venture

Equity in net loss of joint venture improved by $162 in 2013 compared to 2012. The CFT joint venture is in the process of liquidation and there was no operating activity in 2013.

Other income (expense), net

Net other expense for the year ended December 31, 2013 was $188, and included $225 of technology investment expense. Net other income for the year ended December 31, 2012 was $198, and consisted entirely of gains on the sale of property, plant and equipment.

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

The following is a reconciliation of net (loss) income to Modified EBITDA for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Net (loss) income	$(595)	$(2,454)
Add back interest expense, net of interest income	195	155
Add back depreciation and amortization	1,583	1,773
Add back income tax (benefit) expense	(18)	52
Add back share-based compensation	610	554
Add back impairment of long-lived assets	–	2,156
Add back (deduct) bad debt expense (credit)	61	1,134
Add back non-recurring operational consolidation expense	–	240
Adjustment for estimated revenue reduction due to buy-back of fabricated asset	1,418	(1,418)	(1)
Add back technology investment expense	225	–
Add back equity in net loss of joint venture	16	179
Modified EBITDA	$3,495	$2,371

________________

(1) Modified EBITDA for the year ended December 31, 2012 has been adjusted to include this transaction in order to enhance comparability of the measurement between periods.

Modified EBITDA was $3,495 for the year ended December 31, 2013. Modified EBITDA was $2,371 for the year ended December 31, 2012. Modified EBITDA increased $1,124 from the 2012 period to the 2013 period primarily due to a $2,235 increase in gross profit before estimated revenue reduction due to the buy-back of a fabricated asset, non-recurring operational consolidation expense and depreciation, offset by an increase of $949 in SG&A before share-based compensation, bad-debt provision, and non-recurring operational consolidation expense, and a decrease of $162 in other income before technology investment expense.

Liquidity and Capital Resources

Overview

During the fiscal years ended December 31, 2013 and 2012, we supplemented the financing of our capital needs primarily through debt and equity financings.

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney Bank, a state chartered bank (“Whitney”). The Facility has been amended and restated several times, most recently on March 5, 2013. The current relevant terms of the Facility include:

•	a committed amount under the revolving credit facility (“Revolving Credit Facility”) of $5,000, at an interest rate of 4.0 percent annum, maturing April 15, 2014;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent annum, maturing April 15, 2018, with the Company obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

As of December 31, 2013, the Company’s indebtedness under the Revolving Credit Facility and the RE Term Facility was $0 and $1,917, respectively. We are currently in negotiations with Whitney for an extension of the Revolving Credit Facility beyond the current April 15, 2014 maturity. We are confident that we will be able to reach an agreement regarding this extension on or before April 15, 2014.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of December 31, 2013: 2.78 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of December 31, 2013: 1.51 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $13,000; actual Tangible Net Worth as of December 31, 2013: $25,344.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of December 31, 2013 and 2012, we were in compliance with all of the covenants.

Other Debt

On November 5, 2013, we entered into a Purchase and Sale Agreement with a customer to buy back a 3.5 metric ton portable umbilical carousel, which we had fabricated specifically for this customer. Such Purchase and Sale Agreement calls for purchase price of $3,293 to be paid in 24 monthly installments of $137.2, commencing November 5, 2013 through October 5, 2015. The obligation is non-interest bearing. The balance of this debt at December 31, 2013 was $2,906.

Private Placement

During the third quarter of 2013, we issued an additional 4,444 shares of common stock resulting in net cash proceeds of $7,628.

As a result of the Credit Facility, the Private Placement and cash we expect to generate from operations, we believe we will have adequate liquidity to meet our future operating requirements.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2013 and 2012. All intercompany transactions and balances have been eliminated.

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

Segments

For the years ended December 31, 2013 and 2012, our operating segments, Deep Down Delaware and Mako have been aggregated into a single reporting segment. In August 2012, we consolidated the operations of Mako in Morgan City, Louisiana into Deep Down Delaware in Channelview, Texas. While the operating segments have different product lines, they are very similar. They are both service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States, although we occasionally generate sales to international customers.

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

Goodwill. Goodwill is the excess of cost of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include an adverse change in the business climate or a change in the assessment of future operations of a reporting unit.

The Company assesses whether a goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, based on this qualitative assessment, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not perform a quantitative assessment.

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment or two-step impairment test is performed to determine whether goodwill impairment exists at the reporting unit.

The first step is to compare the estimated fair value of each reporting unit with goodwill to its carrying amount, including goodwill. To determine fair value estimates, the Company uses the income approach based on discounted cash flow analyses, combined with a market-based approach. The market-based approach considers valuation comparisons of recent public sale transactions of similar businesses and earnings multiples of publicly traded businesses operating in industries consistent with the reporting unit. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is performed to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

There was no impairment of goodwill for the years ended December 31, 2013 and 2012. The quantitative assessment of goodwill we performed as of December 31, 2013 demonstrated that our goodwill’s fair value exceeded its carrying value by $1,350. Not achieving the financial performance estimates used in calculating the fair value may give rise to a future impairment.

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

From time to time, we enter into fixed-price contracts. The percentage-of-completion method is used as a basis for recognizing revenue on these contracts. We recognize revenue as costs are incurred because we believe the incurrence of cost reasonably reflects progress made toward project completion.

Provisions for estimated losses on uncompleted fixed-price contracts (if any) are recorded in the period in which it is determined it is more likely than not a loss will be incurred.  Changes in job performance, job conditions, and total contract values may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Unapproved change orders are accounted for in revenue and cost when it is probable that the costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price.

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

Share-Based Compensation

We record share-based payment awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2013, we had two types of share-based employee compensation: stock options and restricted stock. In addition to employee service, the restricted stock awards also have a performance component.

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

Earnings or Loss per Common Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net earnings or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net earnings or loss by the weighted average number of common shares and dilutive common stock equivalents (stock options and warrants) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and warrants to purchase common stock were exercised for shares of common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

During 2013, we effectively implemented the following internal controls and procedures over our POC accounting for fixed-price contracts:

•	Addition of a contracts financial analysis function within project management to ensure:
o	Timely and accurate preparation of initial and updated detailed cost estimates and POC schedules for fixed- price contracts;
o	Proper segregation of accounting for time and materials aspects from POC aspects of contracts containing both;
o	Effective management review of contract terms;
o	Effective communication with accounting personnel; and
o	Effective management review of the POC revenue recognition calculations.

For these reasons, we believe we have successfully remediated this material weakness as of December 31, 2013.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of December 31, 2013, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2013.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position Held With Deep Down
Ronald E. Smith (1)	55	President, Chief Executive Officer and Director
Eugene L. Butler	72	Executive Chairman and Chief Financial Officer
Mary L. Budrunas (1)	62	Vice President, Corporate Secretary and Director
Randolph W. Warner	66	Director

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

Randolph W. Warner, Director. Mr. Warner joined the Board as an independent director effective May 28, 2013, and was appointed Chairman of the Audit Committee of the Board of Directors. Mr. Warner is currently President and Chief Operating Officer of WHC, Inc. (“WHC”), a multi-state service company which provides pipeline and facilities construction; a position he has held since January 2005. Prior to WHC, Mr. Warner served as Principal of R.W. Warner Consulting Services from July 2000 to January 2005 and was elected to the board of directors of the Houston Chapter of the Associated Builders and Contractors in February 2000. Mr. Warner graduated from the Air Force Academy and served as a captain in the United States Air Force from 1970 to 1976. He served in Vietnam and received numerous awards including the Distinguished Flying Cross. He also received an MBA in Business Administration from University of Houston in 1980.

Mr. Warner is qualified for service on the Board based on his senior management experience and expertise in the construction industry, and qualifies as an Audit Committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Corporate Governance

Code of Ethics

The Company has adopted Codes of Ethical Conduct that apply to all its directors, officers (including its chief executive officer, chief financial officer, controller and any person performing such functions) and employees. The Company has previously filed copies of these Codes of Ethical Conduct and they can be located pursuant to the information shown in the Exhibit list items 14.1 and 14.2 to this Report. Copies of the Company’s Codes of Ethical Conduct may also be obtained at the Investors section of the Company’s website, www.deepdowninc.com, or by written request addressed to the Corporate Secretary, Deep Down, Inc., 8827 W. Sam Houston Pkwy North, Suite 100, Houston, Texas 77040. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Chief Financial Officer or Controller by posting such information on the Company’s website. Information contained on the website is not part of this Report.

The Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies. Our Board of Directors has determined that Mr. Warner qualifies as an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

The following table sets forth information concerning total compensation earned in the years ended December 31, 2013 and 2012 by our Principal Executive Officer (“PEO”), our two highest compensated executive officers other than our PEO and another individual for whom disclosure would have been provided under this Item but for the fact such person was not an executive officer at December 31, 2013 (collectively, our “Named Officers”).

Summary Compensation Tables for the years ended December 31, 2013 and 2012

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation (1)	Total
Ronald E. Smith,	2013	$412,096	$–	$812,000	$–	$68,143	$1,292,239
President and Chief Executive Officer	2012	$386,250	$2,500	$–	$–	$19,500	$408,250
Eugene L. Butler,	2013	$362,423	$–	$609,000	$–	$64,440	$1,035,863
Executive Chairman and Chief Financial Officer	2012	$349,500	$–	$–	$–	$44,037	$393,537
Ira B. Selya, Corporate Controller	2013	$184,404	$–	$–	$–	$–	$184,404
Michael J. Newbury,	2013	$54,808	$–	$–	$–	$15,309	$70,117
Vice President (2)	2012	$190,000	$–	$–	$–	$12,000	$202,000

(1)	Amounts in 2013 represent:

•	Automobile allowances of $19,500, $19,500 and $3,462 to Messrs. Smith, Butler and Newbury, respectively;
•	Payments for vacation not taken in 2013 of $48,643, $14,365 and $11,847 for Messrs. Smith, Butler and Newbury, respectively;
•	Reimbursement of $16,775 to Mr. Butler for federal and state payroll withholdings customarily withheld for an employee; and
•	Reimbursement of $13,800 to Mr. Butler for healthcare premiums.

(2)	Mr. Newbury resigned as Vice President of the Company effective March 28, 2013.

Narrative Disclosure to Summary Compensation Table

Employment agreements with Named Executive Officers

All of the compensation described in the foregoing table, other than those amounts shown in the “Bonus”, “Stock Awards” and “Option Awards” columns, was paid to the Named Officers pursuant to agreements with Deep Down.

Agreement with Mr. Smith. On January 1, 2010, the Company entered into an employment agreement with Mr. Smith for a term of three years, and is subject to further automatic renewals for annual periods up to an additional two years. The employment agreement provides that Mr. Smith receive an annual cash compensation of $386,250. Effective June 1, 2013, our Board of Directors approved an annual increase of $48,000 under the terms of the employment agreement.

Agreement with Mr. Butler. On January 1, 2010, the Company entered into an employment agreement with Mr. Butler for a term of three years, and is subject to further automatic renewals for annual periods up to an additional two years. The employment agreement provides that Mr. Butler receive an annual cash compensation of $349,500 and reimbursement for healthcare premiums and federal and state payroll withholdings customarily withheld for an employee. Effective June 1, 2013, our Board of Directors approved an annual increase of $24,000 under the terms of the employment agreement.

Agreement with Mr. Newbury. On March 15, 2013, Mr. Newbury notified the Company that he would resign as Vice President effective March 28, 2013 to pursue other opportunities. At the time of Mr. Newbury’s departure, the employment agreement provided an annual cash compensation of $190,000.

The amounts included for 2013 in the “Stock Awards” column above reflect awards of restricted stock, which were granted on June 5, 2013, which will vest in one-third increments on the next three anniversary dates of the date of grant. Vesting is dependent on continued employment with Deep Down on the anniversary dates. The restricted stock was awarded to incentivize key employees to remain with the Company.

Outstanding Equity Awards at December 31, 2013

The following table summarizes outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2013 for our Named Officers. The table also summarizes nonvested stock awards assuming a market value of $2.06 per share (the closing market price of the Company’s stock on December 31, 2013). See Note 8, “Share-Based Compensation” to our consolidated financial statements included in this Report for additional information.

	OPTION AWARDS			STOCK AWARDS
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Name	Exercisable (#)	Unexercisable (#)	($)(1)	Date (2)	(#)(3)	($)

Ronald E. Smith	83,334	41,666	1.80	6/8/2016	41,667	85,834
					400,000	824,000
Eugene L. Butler	83,334	41,666	1.80	6/8/2016	41,667	85,834
	500,000	–	2.00	9/1/2014
	100,000	–	2.40	3/23/2014
					300,000	618,000
Ira B. Selya	25,000	12,500	1.80	6/8/2016	12,500	25,750

(1)	The exercise price is equal to the closing price of Deep Down’s common stock on the grant date. These options will vest in three equal increments on each anniversary of the grant date, subject to continued employment with Deep Down through these vesting dates.

(2)	Each option grant has a five-year term. Each option is scheduled to vest in three equal increments on each anniversary of the grant date, subject to continued employment with Deep Down through these vesting dates.

(3)	The restrictions on these shares of nonvested stock will lapse in one-third increments on each anniversary of the grant date, subject to achievement of both the performance-based and service-based conditions. The performance-based condition is based upon the Company reaching designated EBITDA targets established by the Board of Directors on the date of grant. The service-based condition requires that the employee must remain employed by the Company continuously through the third anniversary of the date of grant.

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

(iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under our annual incentive bonus arrangement; provided, however, that such pro rata portion shall be calculated based on the Executive’s annual bonus for the previous fiscal year; but if no previous annual bonus has been paid to the Executive, then the lump sum cash payment for this current pro rata annual bonus obligation shall be no less than fifty percent of Executive’ annual base salary; and

(iv) if the Executive’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the Executive shall immediate vest and become exercisable.

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

Compensation of Directors

Determining Director Compensation

The Company’s Audit Committee of the Board of Directors makes all decisions regarding director compensation. Only directors, who are not employees of the Company or any of its subsidiaries or affiliates (“Independent Directors”), are entitled to receive a fee, plus reimbursement of reasonable out-of-pocket expenses incurred to attend Board and Audit Committee meetings.

The Company uses a combination of cash and equity-based compensation, in the form of restricted stock and options to purchase common shares, to attract and retain qualified candidates to serve on the Board. We believe our compensation arrangement for Independent Directors is comparable to the standards of peer companies within our industry and geographical location.

We pay our Independent Directors meeting fees of $1,500 per meeting of the Board of Directors attended.

The following table provides certain information with respect to the 2013 compensation of our directors who served in such capacity during the year. The 2013 compensation of those directors who are also our named executive officers is disclosed in the Summary Compensation Table above. Compensation for our Independent Directors consists of equity and cash as described below. Our only Independent Director as of the date of this Report is Randolph W. Warner.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total
Eugene L. Butler (2)	$–	$–	$–	$–	$–
Ronald E. Smith (2)	$–	$–	$–	$–	$–
Mary L. Budrunas (2)	$–	$–	$–	$–	$–
Randolph W. Warner	$3,000	$60,000	$–	$–	$63,000

(1)	Included in the “Stock Awards” column is the aggregate grant date fair value of restricted stock awards made to our Independent Director in 2013. The grant date fair value of the award was computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the stock and option awards reported in the table above, see Note 8. “Share-Based Compensation” to our consolidated financial statements included in this Report. Stock awards are grants of restricted stock representing time-vesting shares.

In May 2013, we granted 30,000 restricted shares, par value $0.001 per share, to Mr. Warner.  The shares were valued at $2.00 per share and vest over three years in equal tranches on the grant date anniversary, with continued service on our Board of Directors; we are amortizing the related share-based compensation of $60,000 over the three-year requisite service period.

(2)	Each of our directors who also serve as our executive officers, do not receive any additional compensation for their performance of services as directors. We may agree to provide compensation to these directors in the future.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Set forth below is certain information with respect to beneficial ownership of Common Stock as of March 25, 2013 by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law. The table includes transactions effected prior to the close of business on March 25, 2014.

	Shares Beneficially Owned

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned as of March 25, 2014	Shares Underlying Options Which Are or Will Become Exercisable Prior to May 24, 2014	Total Beneficial Ownership as of May 25, 2014		Percent of Outstanding Common Stock (2)

Goldman Capital Management, Inc.	845,000	–	845,000	(3)	5.3%
The Perlus Microcap Fund L.P.	1,077,706	–	1,077,706	(4)	6.8%
Wellington Management Company, LLC	2,000,000	–	2,000,000	(5)	12.5%

Directors and Executive Officers:
Ronald E. Smith (6)	1,588,859	83,334	1,672,193	(7)	10.5%
Mary L. Budrunas (6)	930,651	–	930,651		5.8%
Eugene L. Butler	381,585	583,334	964,919	(8)	6.0%
Randolph W. Warner	30,000	–	30,000	(9)	*
Ira B. Selya	12,500	25,000	37,500	(10)	*
All directors and officers as a group (5 persons)	2,943,595	691,668	3,635,263		22.8%

_____________________

* Less than 1%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.
(2)	The percentages in the table are calculated using the total shares outstanding plus the number of securities that can be acquired within 60 days of March 25, 2014 or a total of 15,952,691 shares.
(3)	Based on a Schedule 13G filed with the SEC dates April 1, 2013, Goldman Capital Management Inc. may be deemed the beneficial owners of 845,000 shares outstanding as of December 31, 2013.
(4)	Based on a Schedule 13G/A filed with the SEC dated January 30, 2014. The Perlus Microcap Fund L.P., Perlus Limited and Perlus Investment Management LLP may be deemed the beneficial owners of 1,077,706 shares outstanding as of December 31, 2013.
(5)	Based on a Schedule 13G filed with the SEC dated September 30, 2013, Wellington Management Company, LLC may be deemed the beneficial owners of 2,000,000 shares outstanding as of December 31, 2013. Wellington Trust Company, NA similarly filed a Schedule 13G on such date and we presume it is part of a group with Wellington Management Company, LLP.
(6)	Mr. Smith and Ms. Budrunas are married and hold an aggregate of 2,519,510 shares of common stock, or approximately 20 percent of outstanding common stock.
(7)	Includes 41,667 shares of restricted stock, which will vest June 8, 2014 plus 400,000 shares of restricted stock which will vest in three equal installments on June 5, 2014, June 5, 2015 and June 5, 2016.
(8)	Includes 41,667 shares of restricted stock, which vest will June 8, 2014 plus 300,000 shares of restricted stock which will vest in three equal installments on June 5, 2014, June 5, 2015 and June 5, 2016.
(9)	Includes 30,000 shares of restricted stock, which will vest in three equal installments on May 28, 2014, May 28, 2015 and May 28, 2016.
(10)	Includes 12,500 shares of restricted stock, which will vest on June 8, 2014.

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

Director Independence

We believe that director Randolph W. Warner is “independent” under the requirements of Rule 303A.02 of the NYSE Listed Company Manual.

We intend to add an additional independent director to our Board in the second quarter of 2014.

ITEM 14.     Principal Accountant Fees and Services

We retained HEIN & Associates, LLP (“HEIN”) as our principal accountant in 2011. We had no relationship with HEIN prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to HEIN for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2013 and 2012, and for other services rendered during those years on behalf of Deep Down and its subsidiaries:

	December 31, 2013	December 31, 2012
(i) Audit Fees	$200,019	$173,650
(ii) Audit Related Fees	–	–
(iii) Tax Fees	41,500	42,558
(iv) All Other Fees	–	–

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

3.2	Amended and Restated By Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
4.1	Securities Purchase Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 16, 2013).
4.2

Registration Rights Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on September 16, 2013).

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

10.4	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 15, 2011).
10.5	Fourth Amendment to Amended and Restated Credit Agreement, dated April 15, 2012, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 10-Q filed on May 15, 2012).
10.6	Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 5, 2013, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 12, 2013).

26

10.7

Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed on November 14, 2008).

10.8	Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.5 to our Form 10-K filed on March 16, 2009).
10.9

Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed on November 14, 2008).

10.10	Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.7 to our Form 10-K filed on March 16, 2009).
10.11

First Amendment to Security Agreement, dated as of December 18, 2008, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed on December 19, 2008).

10.12	Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).
10.13	Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).
10.14	Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender (incorporated by reference from Exhibit 10.36 to our Form 10-K filed on April 15, 2011).
10.15	First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated by reference from Exhibit 10.37 to our Form 10-K filed on April 15, 2010).
10.16	First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated by reference from Exhibit 10.38 to our Form 10-K filed on April 15, 2010).
10.17	Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed on March 16, 2009).
10.18	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.19†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).
10.20†

Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.21†	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed on July 21, 2008).
10.22	Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).
10.23	Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).
10.24	Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).

10.25	Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).
10.26	Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).
10.27	Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).
10.28	Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).
10.29	Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed on January 5, 2011).
10.30	Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed on January 5, 2011).
10.31	First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2011).
10.32	Stock Repurchase Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.33	Acquisition Term Note, dated June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.34	Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 14, 2011).
10.35	Equipment Term Note, dated as of March 5, 2013, made by Deep Down, Inc. to the order of Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 12, 2013).
10.36	Building and Land Lease Agreement between W&P Development Corporation, as Landlord, and Deep Down, Inc., as Tenant, dated effective June 1, 2013 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 21, 2013).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct. (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1*	Subsidiary list.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

_____________________

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.

/s/ Ronald E. Smith

Ronald E. Smith

President and Chief Executive Officer

(Principal Executive Officer)

/s/ Eugene L. Butler

Eugene L. Butler

Executive Chairman and Chief Financial Officer

(Principal Financial Officer)

/s/ Ira B. Selya

Ira B. Selya

Corporate Controller

(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ Ronald E. Smith	President, Chief Executive Officer and Director
Ronald E. Smith	(Principal Executive Officer)

/s/ Eugene L. Butler	Executive Chairman and Chief Financial Officer
Eugene L. Butler	(Principal Financial Officer)

/s/ Mary L. Budrunas	Vice-President, Corporate Secretary and Director
Mary L. Budrunas

/s/ Randolph W. Warner	Director
Randolph W. Warner

Date: March 28, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).
3.1

Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Amended and Restated By Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
4.1	Securities Purchase Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 16, 2013).
4.2

Registration Rights Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on September 16, 2013).

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

10.4	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 15, 2011).
10.5	Fourth Amendment to Amended and Restated Credit Agreement, dated April 15, 2012, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 10-Q filed on May 15, 2012).
10.6	Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 5, 2013, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 12, 2013).
10.7

Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed on November 14, 2008).

10.8	Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.5 to our Form 10-K filed on March 16, 2009).
10.9

Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed on November 14, 2008).

10.10	Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.7 to our Form 10-K filed on March 16, 2009).
10.11

First Amendment to Security Agreement, dated as of December 18, 2008, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed on December 19, 2008).

10.12	Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).
10.13	Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).
10.14	Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender (incorporated by reference from Exhibit 10.36 to our Form 10-K filed on April 15, 2011).
10.15	First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated by reference from Exhibit 10.37 to our Form 10-K filed on April 15, 2010).
10.16	First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated by reference from Exhibit 10.38 to our Form 10-K filed on April 15, 2010).
10.17	Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed on March 16, 2009).
10.18	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.19†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).
10.20†

Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.21†	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed on July 21, 2008).
10.22	Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).
10.23	Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).
10.24	Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).
10.25	Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).
10.26	Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).
10.27	Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).
10.28	Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).
10.29	Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed on January 5, 2011).

10.30	Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed on January 5, 2011).
10.31	First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2011).
10.32	Stock Repurchase Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.33	Acquisition Term Note, dated June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.34	Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 14, 2011).
10.35	Equipment Term Note, dated as of March 5, 2013, made by Deep Down, Inc. to the order of Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 12, 2013).
10.36	Building and Land Lease Agreement between W&P Development Corporation, as Landlord, and Deep Down, Inc., as Tenant, dated effective June 1, 2013 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 21, 2013).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct. (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1*	Subsidiary list.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

_____________________

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Deep Down, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deep Down, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Deep Down, Inc.’s internal control over financial reporting as of December 31, 2013 included in Item 9A of Part II in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and, accordingly, we do not express an opinion thereon.

/s/ Hein & Associates LLP

Hein & Associates LLP

Houston, Texas

March 28, 2014

DEEP DOWN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,260	$1,523
Accounts receivable, net of allowance of $1,006 and $1,211, respectively	4,979	7,140
Inventory	254	232
Costs and estimated earnings in excess of billings on uncompleted contracts	5,847	2,547
Prepaid expenses and other current assets	274	321
Total current assets	16,614	11,763
Property, plant and equipment, net	15,395	13,103
Investment in joint venture	468	984
Intangibles, net	119	126
Goodwill	4,916	4,916
Other assets	790	607
Total assets	$38,302	$31,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,788	$4,289
Billings in excess of costs and estimated earnings on uncompleted contracts	201	753
Deferred revenues	–	44
Current portion of long-term debt	1,716	680
Total current liabilities	4,705	5,766
Long-term debt, net	3,218	2,936
Total liabilities	7,923	8,702

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 15,261 and 10,152 shares issued and outstanding, respectively	15	10
Additional paid-in capital	72,142	63,970
Accumulated deficit	(41,778)	(41,183)
Total stockholders' equity	30,379	22,797
Total liabilities and stockholders' equity	$38,302	$31,499

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	Year Ended
	December 31,
(In thousands, except per share amounts)	2013	2012

Revenues	$29,593	$29,034
Cost of sales:
Cost of sales	19,454	18,424
Depreciation expense	1,425	1,317
Total cost of sales	20,879	19,741
Gross profit	8,714	9,293
Operating expenses:
Selling, general and administrative	8,769	8,947
Depreciation and amortization	158	456
Impairment of long-lived assets	–	2,156
Total operating expenses	8,927	11,559
Operating loss	(213)	(2,266)
Other income (expense):
Interest expense, net	(195)	(155)
Equity in net loss of joint venture	(16)	(179)
Other, net	(189)	198
Total other income (expense)	(400)	(136)
Loss before income taxes	(613)	(2,402)
Income tax benefit (expense)	18	(52)
Net loss	$(595)	$(2,454)

Net loss per share:
Basic	$(0.05)	$(0.24)
Diluted	$(0.05)	$(0.24)

Weighted-average shares outstanding:
Basic	11,858	10,185
Diluted	11,860	10,185

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	Common Stock		Additional Paid-in	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Deficit	Total

Balance at December 31, 2011	10,244	$10	$63,504	$(38,729)	$24,785

Net loss	–	–	–	(2,454)	(2,454)
Shares purchased and retired	(40)	–	(48)	–	(48)
Shares issued due to reverse split rounding	2	–	–	–	–
Unvested restricted stock award shares forfeited and retired	(16)	–	–	–	–
Shares surrendered to settle employee tax liabilities and retired	(38)	–	(40)	–	(40)
Share-based compensation	–	–	554	–	554

Balance at December 31, 2012	10,152	$10	$63,970	$(41,183)	$22,797

Net loss	–	–	–	(595)	(595)
Restricted stock awards	730	1	(1)	–	–
Issuance of common stock, net	4,444	4	7,624	–	7,628
Unvested restricted stock award shares forfeited and retired	(33)	–	–	–	–
Shares surrendered to settle employee tax liabilities and retired	(32)	–	(61)	–	(61)
Share-based compensation	–	–	610	–	610

Balance at December 31, 2013	15,261	$15	$72,142	$(41,778)	$30,379

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	Year Ended
	December 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(595)	$(2,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	–	2,156
Depreciation and amortization	1,583	1,773
Share-based compensation	610	554
Bad debt expense	61	1,134
Equity in net loss of joint venture	16	179
Abandonment of patents	–	80
Forgiveness of debt	–	(10)
Gain on sales of property, plant and equipment	(30)	(198)
Changes in operating assets and liabilities:
Accounts receivable	2,039	(2,460)
Inventory	(22)	–
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,300)	(2,463)
Prepaid expenses and other current assets	47	(59)
Other assets	250	34
Accounts payable and accrued liabilities	(1,501)	1,723
Deferred revenues	(44)	(216)
Billings in excess of costs and estimated earnings on uncompleted contracts	(552)	(1,014)
Net cash used in operating activities	(1,438)	(1,241)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	120	263
Payments received on notes receivable	13	55
Cash paid for patents	–	(35)
Cash paid for exclusive product rights	–	(125)
Cash paid for deposits, net	(413)	(166)
Purchases of property, plant and equipment	(776)	(1,519)
Cash distribution received from joint venture	500	–
Net cash (used in) provided by investing activities	(556)	(1,527)

Cash flows from financing activities:
Proceeds from long-term debt	1,021	1,170
Deferred financing costs on bank term loan	(45)	–
Proceeds from issuance of common stock, net	7,628	–
Cash paid for purchase of our common stock	–	(48)
Principal payments on long-term debt	(2,873)	(1,810)
Net cash provided by financing activities	5,731	(688)
(Decrease) increase in cash and cash equivalents	3,737	(3,456)
Cash and cash equivalents, beginning of year	1,523	4,979
Cash and cash equivalents, end of year	$5,260	$1,523

Supplemental schedule of operating, investing and financing activities:
Cash paid for interest	$170	$139
Prepaid insurance purchased on credit	$–	$385
Property, plant and equipment acquired via debt	$3,170	$1,200
Shares of common stock surrendered to settle employee payroll tax liabilities	$61	$40

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

NOTE 1:     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Deep Down, Inc., a Nevada corporation (“Deep Down Nevada”), and its wholly-owned subsidiaries, Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Mako Technologies, LLC, a Nevada limited-liability company (“Mako”) (operations consolidated into Deep Down Delaware in August 2012); Flotation Technologies, Inc., a Maine corporation (dissolved in August 2012), Deep Down International Holdings, LLC, a Nevada limited-liability company, and Deep Down Brasil, Ltda., a Brazil limited liability company (“Deep Down Brasil”), (collectively referred to as “Deep Down”, “we”, “us” or the “Company”) is an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, flotation and Remote Operated Vehicles (“ROVs”) and related services. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Deep Down’s primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

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

During the fiscal years ended December 31, 2013 and 2012, we supplemented the financing of our capital needs primarily through debt and equity financings. Since 2008, we have maintained a credit facility with Whitney Bank, a state chartered bank (“Whitney”); see additional discussion in Note 6, “Long-Term Debt”. During the third quarter of 2013, we issued an additional 4,444 shares of common stock resulting in net cash proceeds of $7,628. As a result of our credit facility, the private placement and cash we expect to generate from operations, we believe we will have adequate liquidity to meet our future operating requirements.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2013 and 2012. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to previously reported net income (loss) or cash flows.

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

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

Segments

For the years ended December 31, 2013 and 2012, our operating segments, Deep Down Delaware and Mako have been aggregated into a single reporting segment. In August 2012, we consolidated the operations of Mako in Morgan City, Louisiana into Deep Down Delaware in Channelview, Texas. While the operating segments have different product lines, they are very similar. They are all service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States, although we occasionally generate sales to international customers.

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

Our financial instruments consist primarily of cash equivalents, trade receivables and payables, and debt instruments.  The carrying values of cash equivalents and trade receivables and payables approximated their fair values at December 31, 2013 and 2012 due to their short-term maturities. We calculated the fair values of our debt instruments using time value of money principles, and determined their carrying values at December 31, 2013 and 2012 also approximated their fair values.

Accounts Receivable

Trade receivables are uncollateralized customer obligations due under normal trade terms. We provide an allowance for doubtful trade receivables based on a specific review of each customer’s trade receivable balance with respect to their ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2013 and 2012, we estimated the allowance for doubtful accounts requirement to be $1,006 and $1,211, respectively. Bad debt expense totaled $61 and $1,134 for the years ended December 31, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

Concentration of Credit Risk

As of December 31, 2013, five of our customers accounted for 31 percent, 14 percent, 14 percent, 12 percent and 9 percent of total trade accounts receivable. As of December 31, 2012, five of our customers accounted for 53 percent, 7 percent, 7 percent, 6 percent and 5 percent of total trade accounts receivable.

For the year ended December 31, 2013, our five largest customers accounted for 38 percent, 13 percent, 11 percent, 8 percent and 7 percent of total revenues.  For the year ended December 31, 2012, our four largest customers accounted for 30 percent, 15 percent, 6 percent and 5 percent of total revenues.

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

Goodwill. Goodwill is the excess of cost of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include an adverse change in the business climate or a change in the assessment of future operations of a reporting unit.

The Company assesses whether a goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, based on this qualitative assessment, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not perform a quantitative assessment.

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment or two-step impairment test is performed to determine whether goodwill impairment exists at the reporting unit.

The first step is to compare the estimated fair value of each reporting unit with goodwill to its carrying amount, including goodwill. To determine fair value estimates, the Company uses the income approach based on discounted cash flow analyses, combined with a market-based approach. The market-based approach considers valuation comparisons of recent public sale transactions of similar businesses and earnings multiples of publicly traded businesses operating in industries consistent with the reporting unit. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is performed to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

There was no impairment of goodwill for the years ended December 31, 2013 and 2012. The quantitative assessment of goodwill we performed as of December 31, 2013 demonstrated that our goodwill’s fair value exceeded its carrying value by $1,350. Not achieving the financial performance estimates used in calculating the fair value may give rise to a future impairment.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

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

Equity Method Investments

Equity method investments in joint ventures are reported as investments in joint venture on the consolidated balance sheets, and our share of earnings or losses in the joint venture is reported as equity in net income or loss of joint venture in the consolidated statements of operations.

Lease Obligations

We lease land, buildings, vehicles and certain equipment under non-cancellable operating leases.  Since February 2009, we have leased our corporate headquarters in Houston, Texas, under a non-cancellable operating lease. Deep Down Delaware leases indoor manufacturing space and Mako leases office, warehouse and operating space in Morgan City, Louisiana, under a non-cancellable operating lease. As a result of the consolidation of Mako’s operations into Deep Down Delaware in August 2012; in December 2012, we sub-leased this space to a third party. We also lease certain office and other operating equipment under capital leases; the related assets are included with property, plant and equipment on the consolidated balance sheets.

At the inception of a lease, we evaluate the agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for such an evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

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

From time to time, we enter into fixed-price contracts. The percentage-of-completion method is used as a basis for recognizing revenue on these contracts. We recognize revenue as costs are incurred because we believe the incurrence of cost reasonably reflects progress made toward project completion.

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

Assets and liabilities related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

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

Share-Based Compensation

We record share-based payment awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2013, we had two types of share-based employee compensation: stock options and restricted stock. In addition to employee service, the restricted stock awards also have a performance component.

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

Earnings or Loss per Common Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net earnings or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net earnings or loss by the weighted average number of common shares and dilutive common stock equivalents (stock options and warrants) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and warrants to purchase common stock were exercised for shares of common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which would be for our year ended December 31, 2014. This guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position or results of operation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

NOTE 2:     COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized below:

	December 31, 2013	December 31, 2012
Costs incurred on uncompleted contracts	$14,496	$9,915
Estimated earnings on uncompleted contracts	5,539	4,714
	20,035	14,629
Less: Billings to date on uncompleted contracts	(14,389)	(12,835)
	$5,646	$1,794

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,847	$2,547
Billings in excess of costs and estimated earnings on uncompleted contracts	(201)	(753)
	$5,646	$1,794

The balances in costs in excess of billings and estimated earnings on uncompleted contracts at December 31, 2013 and 2012 consisted of earned but unbilled revenues related to fixed-price projects.

The balances in billings in excess of costs and estimated earnings on uncompleted contracts at December 31, 2013 and 2012 consisted of unearned milestone billings related to fixed-price projects.

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

The components of our Investment in joint venture are summarized below:

Investment in joint venture, December 31, 2011	$1,163
Equity in net loss of CFT for the year ended December 31, 2012	(179)
Investment in joint venture, December 31, 2012	$984
Equity in net loss of CFT for the year ended December 31, 2013	(16)
Cash distribution from CFT for the year ended December 31, 2013	(500)
Investment in joint venture, December 31, 2013	$468

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

Below are unaudited condensed statements of operations data of CFT for the years ended December 31, 2013 and 2012:

	Year Ended
	December 31,
	2013	2012

Revenues	$–	$2,744

Gross profit	$–	$518

Net loss	$(80)	$(895)

Below are unaudited condensed consolidated balance sheets of CFT as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Current assets	$863	$5,749
Property, plant and equipment, net	1,527	1,675
Total assets	$2,390	$7,424

Current liabilities	$51	$2,500
Equity	2,339	4,924
Total liabilities and equity	$2,390	$7,424

NOTE 4:     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012	Range of Asset Lives
Land	$1,582	$1,582	–
Buildings and improvements	1,571	1,555	7 - 36 years
Leasehold improvements	602	221	2 - 5 years
Equipment	17,840	14,251	2 - 30 years
Furniture, computers and office equipment	1,329	1,248	2 - 8 years
Construction in progress	189	487	–

Total property, plant and equipment	23,113	19,344
Less: Accumulated depreciation and amortization	(7,718)	(6,241)
Property, plant and equipment, net	$15,395	$13,103

Included in property, plant and equipment are assets under capital lease of $253 and $1,493 at December 31, 2013 and 2012, respectively, with related accumulated amortization of $55 and $133 at December 31, 2013 and 2012, respectively.

Depreciation expense excluded from cost of sales in the accompanying consolidated statements of operations was $139 and $140 for the years ended December 31, 2013 and 2012, respectively. Depreciation expense included in cost of sales in the accompanying consolidated statements of operations was $1,425 and $1,317 for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, construction in progress represents assets that are not ready for service or are in the construction stage. We will begin depreciating these assets once they are placed in service.

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

NOTE 5:     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses.

At December 31, 2013 and 2012, our management completed the annual impairment test of goodwill. There was no impairment indicated at December 31, 2013 or 2012.

Other Intangible Assets

Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition. Amounts allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives. Estimated intangible asset values, net of accumulated amortization include the following:

		December 31, 2013			December 31, 2012
	Estimated	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	17 Years	138	(19)	119	138	(12)	126
Total		$138	$(19)	$119	$138	$(12)	$126

In August 2012, we closed down our office in Morgan City, Louisiana, and consolidated the operations of Mako into Deep Down Delaware in Channelview, Texas. In November 2012, we evaluated Mako’s customer lists, trademarks and non-compete covenants in light of the consolidation and determined that these long-lived assets had no future economic benefit. As a result, in the year ended December 31, 2012, we recorded impairment expense of $2,156 primarily to fully impair the remaining carrying value of the Mako other intangibles. There was no impairment of other intangible assets for the year ended December 31, 2013.

Amortization expense is estimated to be an average of $6 over each of the next five years.

NOTE 6:     LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2013	December 31, 2012
Secured credit agreement - Whitney Bank	$1,917	$2,909
Note payable	2,906	–
Capital lease obligations	111	707
Total long-term debt	4,934	3,616
Less: Current portion of long-term debt	(1,716)	(680)
Long-term debt, net of current portion	$3,218	$2,936

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

Whitney Credit Agreement

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney Bank, a state chartered bank (“Whitney”). The Facility has been amended and restated several times, most recently on March 5, 2013. The current relevant terms of the Facility include:

•	a committed amount under the revolving credit facility (“Revolving Credit Facility”) of $5,000, at an interest rate of 4.0 percent annum, maturing April 15, 2014;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent annum, maturing April 15, 2018, with the Company obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

As of December 31, 2013, the Company’s indebtedness under the Revolving Credit Facility and the RE Term Facility was $0 and $1,917, respectively. We are currently in negotiations with Whitney for an extension of the Revolving Credit Facility beyond the current April 15, 2014 maturity. We are confident that we will be able to reach an agreement regarding this extension on or before April 15, 2014.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of December 31, 2013: 2.78 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of December 31, 2013: 1.51 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $13,000; actual Tangible Net Worth as of December 31, 2013: $25,344.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of December 31, 2013 and 2012, we were in compliance with all of the covenants.

Other Debt

On November 5, 2013, we entered into a Purchase and Sale Agreement (“PSA”) with a customer to buy back a 3.5 metric ton portable umbilical carousel, which we had fabricated specifically for this customer. The PSA calls for purchase price of $3,293 to be paid in 24 monthly installments of $137.2, commencing November 5, 2013 through October 5, 2015. The obligation is non-interest bearing. The balance of this debt at December 31, 2013 was $2,906.

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

Debt Maturities

Maturities of long-term debt as of December 31, 2013 were as follows:

Debt Maturities
Years ending December 31,:
2014	$1,716
2015	1,510
2016	111
2017	116
2018	1,481
$4,934

NOTE 7:     EARNINGS OR LOSS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net earnings or loss per common share calculation:

	Year Ended
	December 31,
	2013	2012
Numerator:
Net loss	$(595)	$(2,454)

Denominator:
Weighted average number of common shares outstanding	11,858	10,185
Effect of dilutive securities	2	–
Denominator for diluted earnings per share	11,860	10,185

Net (loss) income per common share outstanding, basic and diluted	$(0.05)	$(0.24)

At December 31, 2013 and 2012, there were outstanding warrants convertible to 0 and 6 shares of common stock, respectively. At December 31, 2013 and 2012, there were outstanding stock options convertible to 945 and 1,008 shares of common stock, respectively.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

Summary of Shares of Restricted Stock

For the years ended December 31, 2013 and 2012, we recognized a total of $460 and $213, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of restricted stock awards was $980 at December 31, 2013.

The following table summarizes the activity of our restricted stock for the years ended December 31, 2013 and 2012. The aggregate intrinsic value is based upon the closing price of $2.06 of our common stock on December 31, 2013.

	Restricted Shares	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2011	400	$1.80	$400
Forfeited	(17)	1.80
Vested	(8)	1.80
Outstanding at December 31, 2012	375	$1.80	$488
Granted	730	2.03
Forfeited	(33)	1.80
Vested	(17)	1.80
Outstanding at December 31, 2013	1,055	$1.96	$2,173

Summary of Stock Options

Based on the shares of common stock outstanding at December 31, 2013, there were approximately 2,289 options available for grant under the Plan as of that date. We expense all stock options on a straight-line basis, net of forfeitures, over the requisite expected service periods. We determine the fair value of stock options on the date of the grant using the Black-Scholes option pricing model.

For the years ended December 31, 2013 and 2012, we recognized a total of $150 and $341, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized portion of the estimated fair value of outstanding stock options was $44 at December 31, 2013.

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

The following table summarizes our stock option activity for the years ended December 31, 2013 and 2012:

In thousands, except per share amounts	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2011	1,063	$2.00	2.4
Cancellations & Forfeitures	(55)	2.19
Outstanding at December 31, 2012	1,008	$2.00	2.4
Cancellations & Forfeitures	(63)	1.93
Outstanding at December 31, 2013	945	$1.98	1.3
Exercisable at December 31, 2013	837	$2.01	1.2

The aggregate intrinsic value is based on the closing price of $2.06 on December 31, 2013. As of December 31, 2013, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $76. The total fair value of stock options vested during the year ended December 31, 2013 was $42. The following summarizes our outstanding options and their respective exercise prices at December 31, 2013:

Exercise Price	Shares Underlying Options
$1.80	325
$2.00	500
$2.40	120
945

NOTE 9:     WARRANTS

We have issued warrants related to various transactions in previous years; a summary of warrant transactions follows for the year ended December 31, 2013. The aggregate intrinsic value is based on the closing price of $2.06 on December 31, 2013.

	Shares Underlying Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)

Outstanding and exercisable at December 31, 2012	6	$20.20	–	$–
Outstanding and exercisable at December 31, 2013	–	$–	–	$–

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

NOTE 10:     COMMON STOCK

On July 17, 2012, we filed a Certificate of Change with the Nevada Secretary of State for the purposes of reducing the number of authorized and outstanding shares of the Company’s common stock, on a basis of one share of common stock for each twenty shares of common stock outstanding (the “Reverse Stock Split”). The change was effective as of July 18, 2012.

During the third quarter of 2013, we issued an additional 4,444 shares of common stock resulting in net cash proceeds of $7,628.

NOTE 11:     INCOME TAXES

The provision for income taxes is comprised of the following for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Federal:
Current	$(4)	$15
Deferred	(36)	(520)
Total	$(40)	$(505)
State:
Current	$(14)	$37
Deferred	36	520
Total	$22	$557
Total income tax expense (benefit)	$(18)	$52

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate before income taxes for the reasons set forth below for the years ended December 31, 2013 and 2012.

	Year Ended
	December 31,
	2013	2012
Income tax expense at federal statutory rate	34.00%	34.00%
State taxes, net of federal expense	(4.32)%	(21.53)%
Return to provision adjustments	47.30%	24.30%
Valuation allowance	(67.93)%	(36.39)%
Permanent differences	(6.03)%	(2.57)%
Total effective rate	3.02%	(2.19)%

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follow at December 31, 2013 and 2012:

	Year Ended
	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$198	$353
Net operating loss	5,258	4,249
Share-based compensation	1,140	990
Investment in joint venture	4,599	4,700
Other	90	122
Total deferred tax assets	$11,285	$10,414
Deferred tax liabilities:
Depreciation and amortization on property, plant and equipment	$(2,797)	$(2,360)
Amortization of intangibles	(59)	(41)
Total deferred tax liabilities	$(2,856)	$(2,401)
Less: valuation allowance	(8,429)	(8,013)
Net deferred tax position	$–	$–

We have $15,444 in net operating loss (“NOL”) carry forwards available to offset future taxable income. These federal NOL’s will expire at various dates through 2028. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2013. Our tax returns from the tax years ended December 31, 2009 through December 31, 2012 are open to examination by the IRS.

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

At December 31, 2013, future minimum contractual lease obligations were as follows:

Years ending December 31,:	Capital Leases	Operating Leases
2014	$63	$1,346
2015	58	1,348
2016	–	1,246
2017	–	1,080
2018	–	1,080
Thereafter	–	4,770
Total minimum lease payments	$121	$10,870
Residual principal balance	–
Amount representing interest	(10)
Present value of minimum lease payments	$111
Less current maturities of capital lease obligations	(55)
Long-term contractual obligations	$56

Rent expense for the years ended December 31, 2013 and 2012 was $1,007 and $498, respectively.

Notes to Consolidated Financial Statements for the Years ended December 31, 2013 and 2012

(Amounts in thousands except per share amounts)

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. Letters of credit outstanding at December 31, 2013 and 2012 under the Fifth Amendment with Whitney are as follows:

Type	December 31, 2013	December 31, 2012
Performance	$–	$235
Warranty	415	592
Total	$415	$827

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

NOTE 13:     RELATED PARTY TRANSACTIONS

We have a fabrication facility located in Cleveland, Texas on property currently owned by one of our employees (and who is not one of our “named executive officers”). In October 2012, we reached an understanding with the owner of the property to purchase the property for aggregate consideration of $500. The property includes 15 acres of land, and currently contains residential buildings, recreational facilities and livestock. We plan to expand the fabrication facility in order to increase our production capacity at such location, use the residential buildings at such location to house employees and contractors for projects being conducted at the site, and otherwise use the facilities at the site for general corporate purposes.

Although the transaction had yet to be consummated, we took possession of the property in October 2012, and had paid the full purchase price of $500 by December 31, 2013. These payments have been accounted for in our financial statements as purchase deposits. We hope to consummate the transaction within sixty days of the date of this Report.

