Form 10-Q
period 2014-03-31
Deep Down, Inc.
filed 2014-05-13
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 9, 2014, there were 15,225,287 shares outstanding of Common Stock, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Deep Down, Inc., a Nevada corporation (“Deep Down”), and its directly and indirectly wholly-owned subsidiaries.

Deep Down is the parent company to the following directly and indirectly wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Mako Technologies, LLC, a Nevada limited liability company (“Mako”) (in August 2012, we consolidated the operations of Mako into Deep Down Delaware); Deep Down International Holdings, LLC, a Nevada limited liability company (“DDIH”); Deep Down Brasil - Solucoes em Petroleo e Gas, Ltda, a Brazilian limited liability company (“Deep Down Brasil”) and Deep Down International, SA, a Panama corporation (“Deep Down Panama”).

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

Readers should consider the following information as they review this Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Report that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Report speak only as of the date of this Report and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The risks and uncertainties mentioned previously relate to, among other matters, the following:

—	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog;

—	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings;

—	Our volume of fixed-price contracts and use of percentage-of-completion accounting could result in volatility in our results of operations;

—	A portion of our contracts contain terms with penalty provisions;

—	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

—	Our operations could be adversely impacted by the continuing effects of government regulations;

—	International and political events may adversely affect our operations;

—	Our operating results may vary significantly from quarter to quarter;

—	We may be unsuccessful at generating profitable internal growth;

—	The departure of key personnel could disrupt our business; and

—	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

i

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2013, other periodic and current reports we file with the SEC or this Report.

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

ii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)
ASSETS
Current assets:	March 31, 2014	December 31, 2013
Cash and cash equivalents	$5,291	$5,260
Accounts receivable, net of allowance of $1,079 and $1,006, respectively	6,295	4,979
Inventory	256	254
Costs and estimated earnings in excess of billings on uncompleted contracts	4,908	5,847
Prepaid expenses and other current assets	192	274
Total current assets	16,942	16,614
Property, plant and equipment, net	14,707	15,395
Investment in joint venture	468	468
Intangibles, net	117	119
Goodwill	4,916	4,916
Other assets	788	790
Total assets	$37,938	$38,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,353	$2,788
Billings in excess of costs and estimated earnings on uncompleted contracts	312	201
Current portion of long-term debt	1,734	1,716
Total current liabilities	4,399	4,705
Long-term debt, net	2,778	3,218
Total liabilities	7,177	7,923

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 15,195 and 15,261 shares issued and outstanding, respectively	15	15
Additional paid-in capital	72,152	72,142
Accumulated deficit	(41,406)	(41,778)
Total stockholders' equity	30,761	30,379
Total liabilities and stockholders' equity	$37,938	$38,302

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Revenues	$6,163	$6,158
Cost of sales:
Cost of sales	3,547	3,645
Depreciation expense	367	347
Total cost of sales	3,914	3,992
Gross profit	2,249	2,166
Operating expenses:
Selling, general and administrative	2,137	1,863
Depreciation and amortization	43	32
Total operating expenses	2,180	1,895
Operating income	69	271
Other income (expense):
Interest expense, net	(61)	(37)
Equity in net income of joint venture	–	1
Other, net	373	10
Total other income (expense)	312	(26)
Income before income taxes	381	245
Income tax expense	(9)	(21)
Net income	$372	$224

Net income per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted-average shares outstanding:
Basic	15,238	10,152
Diluted	15,238	10,152

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$372	$224
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income of joint venture	–	(1)
Share-based compensation	135	40
Bad debt credit	(44)	(26)
Depreciation and amortization	410	379
Gain on disposal of property, plant and equipment	(373)	(4)
Changes in assets and liabilities:
Accounts receivable	(1,272)	552
Costs and estimated earnings in excess of billings on uncompleted contracts	939	(885)
Prepaid expenses and other current assets	82	150
Other assets	31	4
Inventory	(2)	(447)
Accounts payable and accrued liabilities	(435)	(1,176)
Deferred revenues	–	(33)
Billings in excess of costs and estimated earnings on uncompleted contracts	111	470
Net cash used in operating activities	(46)	(753)

Cash flows from investing activities:
Purchases of property, plant and equipment	(245)	(34)
Proceeds from sale of property, plant and equipment	900	4
Cash paid for deposits	(47)	(99)
Repayments on notes receivable	16	4
Net cash provided by (used in) investing activities	624	(125)

Cash flows from financing activities:
Cash paid for purchase of our common stock	(125)	–
Proceeds from bank term loans	–	521
Cash paid for deferred financing costs	–	(43)
Repayments of long-term debt	(422)	(567)
Net cash used in financing activities	(547)	(89)
Change in cash and cash equivalents	31	(967)
Cash and cash equivalents, beginning of period	5,260	1,523
Cash and cash equivalents, end of period	$5,291	$556

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its wholly-owned subsidiaries (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q.  As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 28, 2014 with the Commission.

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

Segments

For the three months ended March 31, 2014 and 2013, our operating segments, Deep Down Delaware and Mako, have been aggregated into a single reporting segment. In August 2012, we consolidated the operations of Mako in Morgan City, Louisiana into Deep Down Delaware in Channelview, Texas. While the operating segments have different product lines, they are very similar. They are both service-based operations revolving around our personnel’s expertise in the deepwater and ultra-deepwater industry, and any equipment is produced to a customer specified design and engineered using Deep Down personnel’s expertise, with installation and project management as part of our service revenue to the customer. Additionally, the operating segments have similar customers and distribution methods, and their economic characteristics are similar with regard to their gross margin percentages. Our operations are located in the United States, although we occasionally generate sales to international customers.

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

NOTE 2: LIQUIDITY AND FINANCIAL CONDITION

Historically, we have supplemented the financing of our capital needs primarily through debt and equity financings. Since 2008, we have maintained a credit facility with Whitney Bank, a state chartered bank (“Whitney”); see additional discussion in Note 7, “Long-Term Debt”. During the third quarter of 2013, we issued an additional 4,444 shares of common stock resulting in net cash proceeds of $7,628. As a result of our credit facility, the private placement and cash we expect to generate from operations, we believe we will have adequate liquidity to meet our future operating requirements.

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

NOTE 4: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	March 31, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$5,881	$14,496
Estimated earnings on uncompleted contracts	3,908	5,539
	9,789	20,035
Less: Billings to date on uncompleted contracts	(5,193)	(14,389)
	$4,596	$5,646

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,908	$5,847
Billings in excess of costs and estimated earnings on uncompleted contracts	(312)	(201)
	$4,596	$5,646

The balances in costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2014 and December 31, 2013 consisted of earned but unbilled revenues related to fixed-price projects.

The balances in billings in excess of costs and estimated earnings on uncompleted contracts at March 31, 2014 and December 31, 2013 consisted of unearned milestone billings related to fixed-price projects.

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

On October 7, 2011, CFT consummated a transaction pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), by and between CFT and a Houston-based company (“Buyer”)  pursuant to which Buyer purchased from CFT (i) all of the issued and outstanding shares of capital stock of Cuming Corporation (“Cuming”), the principal operating subsidiary of CFT, (ii) the shares of 230 Bodwell Corporation, a Massachusetts corporation and subsidiary of Cuming, and (iii) certain assets that, immediately prior to closing, were acquired by Cuming, for a purchase price of $60,000 (less certain debt and subject to a purchase price adjustment for working capital and potential earn-out payments).  We are entitled to 20 percent of future potential earn-out proceeds from the sale. Earn-out proceeds were $0 for the three months ended March 31, 2014 and 2013.

The components of our Investment in joint venture are summarized below:

Investment in joint venture, December 31, 2013	$468
Equity in net income of CFT for the three months ended March 31, 2014	–
Investment in joint venture, March 31, 2014	$468

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	March 31, 2014	December 31, 2013	Asset Lives
Land	$1,582	$1,582	-
Buildings and improvements	1,571	1,571	7 - 36 years
Leasehold improvements	602	602	2 - 5 years
Equipment	17,240	17,840	2 - 30 years
Furniture, computers and office equipment	1,330	1,329	2 - 8 years
Construction in progress	433	189	-

Total property, plant and equipment	22,758	23,113
Less: Accumulated depreciation and amortization	(8,051)	(7,718)
Property, plant and equipment, net	$14,707	$15,395

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
Secured credit agreement - Whitney	$1,892	$1,917
Other debt	2,522	2,906
Capital lease obligations	98	111
Total long-term debt	4,512	4,934
Less: Current portion of long-term debt	(1,734)	(1,716)
Long-term debt, net of current portion	$2,778	$3,218

Whitney Credit Agreement

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney Bank, a state chartered bank (“Whitney”). The Facility has been amended and restated several times, most recently on March 5, 2013. The current relevant terms of the Facility include:

—	a committed amount under the revolving credit facility (“Revolving Credit Facility”) to $5,000, at an interest rate of 4.0 percent annum, which matured on April 15, 2014;

—	a real estate term facility (“RE Term Facility”) to $2,000, at an interest rate of 4.0 percent annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013; and

—	outstanding balances under the Facility are secured by all of the Company’s assets.

As of March 31, 2014, the Company’s indebtedness under the Revolving Credit Facility and the RE Term Facility was $0 and $1,892, respectively. We are currently in negotiations with Whitney for an extension of the Revolving Credit Facility, which has matured. We are confident that we will be able to reach an agreement regarding this extension on or before May 15, 2014.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

—	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of March 31, 2014: 2.19 to 1.0.

—	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of March 31, 2014: 1.96 to 1.0.

—	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $13,000; actual Tangible Net Worth as of March 31, 2014: $25,728.

—	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of March 31, 2014 and December 31, 2013, we were in compliance with all of these financial covenants.

Other Debt

On November 5, 2013, we entered into a Purchase and Sale Agreement (“PSA”) with a customer to buy back a 3.5 metric ton portable umbilical carousel, which we had fabricated specifically for this customer. The PSA calls for purchase price of $3,293 to be paid in 24 monthly installments of $137.2, commencing November 5, 2013 through October 5, 2015. The obligation is non-interest bearing. The balance of this debt at March 31, 2014 was $2,522.

NOTE 8: SHARE-BASED COMPENSATION

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Awards of common stock and options to purchase common stock granted under the Plan have vesting periods of three years and are exercisable for two years once fully vested. Some awards of stock have performance criteria as an additional condition of vesting. Share-based compensation expense related to awards is based on the fair value at the date of grant, and is recognized over the vesting periods, net of estimated forfeitures. The value of performance-based awards is recognized as expense only when it is considered probable that the performance criteria will be met. Under the Plan, the total number of awards permitted is 15 percent of issued and outstanding common shares.

Summary of Shares of Restricted Stock

For the three months ended March 31, 2014 and 2013, we recognized a total of $110 and $12, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized estimated fair value of non-vested stock awards was $870 at March 31, 2014.

Summary of Stock Options

For the three months ended March 31, 2014 and 2013, we recognized a total of $25 and $28, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized portion of the estimated fair value of non-vested stock options was $19 at March 31, 2014.

NOTE 9: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at March 31, 2014 management has recorded a full deferred tax asset valuation allowance.

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

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There was $415 in LC’s outstanding at March 31, 2014 and December 31, 2013.

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

At March 31, 2014 and 2013, there were outstanding stock options convertible to 825 and 1,008 shares of common stock, respectively. There were no potentially dilutive securities for the three months ended March 31, 2014 and 2013 that were included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

NOTE 12: STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of common stock outstanding is as follows:

Balance, December 31, 2013	15,261
Shares purchased and retired, February 28, 2014	(66)
Balance, March 31, 2014	15,195

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 28, 2014 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

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

Revenues for our first quarter, which is typically our slowest quarter, were flat compared to the first quarter of 2013. Our backlog, however has increased almost 25 percent to $30 million compared to $25 million at the end of the first quarter in 2013. The number of employees has grown from 80 to 84 as a result of the increase in our business. Based on the number of projects we are working on and the associated quotes we continue to make, we believe our operations will continue to grow.

We recently received our first order through our new Brazilian subsidiary. Activity in Brazil has been slow to develop and we believe this order is key to our future participation in the subsea market there.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues. Revenues for the three months ended March 31, 2014 were $6,163. Revenues for the three months ended March 31, 2013 were $6,158, a $5 increase.

Gross Profit. Gross profit for the three months ended March 31, 2014 was $2,249, or 36 percent of revenues.  Gross profit for the three months ended March 31, 2013 was $2,166, or 35 percent of revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2014 was $2,137, or 35 percent of revenues.  SG&A for the three months ended March 31, 2013 was $1,863, or 30% of revenues. The $274 increase is due primarily to increased security costs at our new facility, increased share-based compensation expense due to new grants, and increased legal expense related to collection of our receivables.

Interest expense, net. Interest expense, net was $61 for the three months ended March 31, 2014. Interest expense, net was $37 for the three months ended March 31, 2013. Net interest expense for each period was generated by outstanding debt, offset by interest income earned on cash and short-term investments.

Other income. Other income for the three months ended March 31, 2014 was $373, which is the gain recognized on the sale of a significant piece of equipment.

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

The following is a reconciliation of net income to Modified EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Net income	$372	$224
Add back interest expense, net of interest income	61	37
Add back depreciation and amortization	410	379
Add back income tax expense	9	21
Add back share-based compensation	135	40
Subtract equity in net income of joint venture	–	(1)
Modified EBITDA	$987	$700

Modified EBITDA for the three months ended March 31, 2014 was $987. Modified EBITDA for the three months ended March 31, 2013 was $700. Modified EBITDA increased $287 primarily due to a $363 increase in other income, and a $103 increase in gross profit before depreciation, partially offset by a $179 increase in SG&A before share-based compensation expense.

Liquidity and Capital Resources

Overview

Historically, we have supplemented the financing of our capital needs primarily through debt and equity financings.

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney Bank, a state chartered bank (“Whitney”). The Facility has been amended and restated several times, most recently on March 5, 2013. The current relevant terms of the Facility include:

—	a committed amount under the revolving credit facility (“Revolving Credit Facility”) to $5,000, at an interest rate of 4.0 percent annum, which matured on April 15, 2014;

—	a real estate term facility (“RE Term Facility”) to $2,000, at an interest rate of 4.0 percent annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013; and

—	outstanding balances under the Facility are secured by all of the Company’s assets.

As of March 31, 2014, the Company’s indebtedness under the Revolving Credit Facility and the RE Term Facility was $0 and $1,892, respectively. We are currently in negotiations with Whitney for an extension of the Revolving Credit Facility, which has matured. We are confident that we will be able to reach an agreement regarding this extension on or before May 15, 2014.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

—	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of March 31, 2014: 2.19 to 1.0.

—	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of March 31, 2014: 1.96 to 1.0.

—	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $13,000; actual Tangible Net Worth as of March 31, 2014: $25,728.

—	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of March 31, 2014 and December 31, 2013, we were in compliance with all of these financial covenants.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs and estimated earnings in excess of billings on uncompleted contracts, impairments of long-lived assets, including intangibles and goodwill, income taxes including the valuation allowance for deferred tax assets, billings in excess of costs and estimated earnings on uncompleted contracts, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our Critical Accounting Policies.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Management’s Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of March 31, 2014, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting.    The Company’s management, with the participation of the principal executive and principal financial officer, has concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2014.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we were not involved in any material actual or pending legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Amount) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan 2014 (1/1-1/31)	–	–	–	–
Feb 2014 (2/1-2/28) (1)	65,736	$1.90	–	–
Mar 2014 (3/1-3/31)	–	–	–	–
Total	65,736	$1.90	–	–

(1) On February 28, 2014, Deep Down completed the acquisition of 65,736 shares of its common stock in a private purchase transaction. Deep Down paid $124,898 to the seller in consideration for such seller’s shares of stock in Deep Down. The purchase price per share was equal to the closing price of the shares on the OTCQX on the date of purchase. Deep Down paid the entire purchase price from cash on hand.

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

Date: May 13, 2014

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

