Form 10-Q
period 2014-06-30
Deep Down, Inc.
filed 2014-08-14
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

At August 12, 2014, there were 15,130,601 shares of Common Stock outstanding, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Deep Down, Inc., a Nevada corporation (“Deep Down”), and its directly and indirectly wholly-owned subsidiaries.

Our current operations include Deep Down, Inc., a Delaware corporation and Deep Down Brasil - Solucoes em Petroleo e Gas, Ltda, a Brazilian limited liability company.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in accordance with our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting deepwater and ultra-deepwater offshore exploration, development and production of oil and gas reserves and other maritime operations.

Our current operations include Deep Down Delaware and Deep Down Brasil.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in accordance with our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting deepwater and ultra-deepwater offshore exploration, development and production of oil and gas reserves and other maritime operations.

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

ii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)
ASSETS
Current assets:	June 30, 2014	December 31, 2013
Cash and cash equivalents	$5,713	$5,260
Accounts receivable, net of allowance of $535 and $1,006, respectively	7,436	4,979
Inventory, net	3,341	254
Costs and estimated earnings in excess of billings on uncompleted contracts	2,684	5,847
Prepaid expenses and other current assets	80	274
Total current assets	19,254	16,614
Property, plant and equipment, net	12,058	15,395
Investment in joint venture	468	468
Intangibles, net	85	119
Goodwill	4,916	4,916
Other assets	268	790
Total assets	$37,049	$38,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,616	$2,788
Billings in excess of costs and estimated earnings on uncompleted contracts	646	201
Current portion of long-term debt	942	1,716
Total current liabilities	4,204	4,705
Long-term debt, net	3,143	3,218
Total liabilities	7,347	7,923

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 15,131 and 15,261 shares issued and outstanding, respectively	15	15
Additional paid-in capital	72,274	72,142
Accumulated deficit	(42,587)	(41,778)
Total stockholders' equity	29,702	30,379
Total liabilities and stockholders' equity	$37,049	$38,302

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013

Revenues	$5,847	$9,156	$12,010	$15,314
Cost of sales:
Cost of sales	3,778	5,284	7,325	8,929
Depreciation expense	356	352	723	699
Total cost of sales	4,134	5,636	8,048	9,628
Gross profit	1,713	3,520	3,962	5,686
Operating expenses:
Selling, general and administrative	2,803	2,366	4,940	4,229
Depreciation and amortization	40	33	83	65
Total operating expenses	2,843	2,399	5,023	4,294
Operating (loss) income	(1,130)	1,121	(1,061)	1,392
Other income (expense):
Interest expense, net	(48)	(54)	(109)	(91)
Equity in net income of joint venture	–	–	–	1
Other, net	(20)	4	353	14
Total other income (expense)	(68)	(50)	244	(76)
(Loss) income before income taxes	(1,198)	1,071	(817)	1,316
Income tax benefit (expense)	18	(49)	9	(70)
Net (loss) income	$(1,180)	$1,022	$(808)	$1,246

Net (loss) income per share:
Basic	$(0.08)	$0.10	$(0.05)	$0.12
Diluted	$(0.08)	$0.10	$(0.05)	$0.12

Weighted-average shares outstanding:
Basic	15,215	10,324	15,227	10,238
Diluted	15,215	10,324	15,227	10,238

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net (loss) income	$(808)	$1,246
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in net income of joint venture	–	(1)
Share-based compensation	435	275
Bad debt expense (credit)	3	(62)
Depreciation and amortization	806	764
Gain on disposal of property, plant and equipment	(317)	(8)
Inventory obsolescence expense	68	–
Changes in assets and liabilities:
Accounts receivable	(2,638)	454
Costs and estimated earnings in excess of billings on uncompleted contracts	3,163	(2,774)
Prepaid expenses and other current assets	194	203
Other assets	126	13
Inventory	(38)	(67)
Accounts payable and accrued liabilities	(172)	(980)
Deferred revenues	–	(44)
Billings in excess of costs and estimated earnings on uncompleted contracts	445	107
Net cash provided by (used in) operating activities	1,267	(874)

Cash flows from investing activities:
Purchases of property, plant and equipment	(665)	(122)
Proceeds from sale of property, plant and equipment	906	8
Cash paid for deposits	(47)	(290)
Repayments on notes receivable	4	3
Distribution from joint venture	–	500
Net cash provided by investing activities	198	99

Cash flows from financing activities:
Cash paid for purchase of our common stock	(126)	–
Proceeds from bank term loan	2,200	1,021
Cash paid for deferred financing costs	(37)	(45)
Repayments of long-term debt	(3,049)	(618)
Net cash (used in) provided by financing activities	(1,012)	358
Change in cash and equivalents	453	(417)
Cash and cash equivalents, beginning of period	5,260	1,523
Cash and cash equivalents, end of period	$5,713	$1,106

Supplemental schedule of significant noncash transactions:
Common stock surrendered by employees related to payroll taxes on vested restricted stock awards	$178	$34
Reclassification of equipment from property, plant and equipment to finished goods inventory	$3,117	$–
Reclassification of land and buildings purchase price from deposits in other assets to property, plant and equipment	$500	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its wholly-owned subsidiaries (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q.  As permitted under those rules, certain notes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 28, 2014 with the Commission.

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

Segments

For the six months ended June 30, 2014 and 2013, our operating segments have been aggregated into a single reporting segment.

Recently Adopted Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which would be our fiscal year ended September 30, 2015. This guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The impacts that adoption of the ASU is expected to have on the Company’s consolidated financial statements and related disclosures are being evaluated.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This new standard is effective for us beginning in the year 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method therefore we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

NOTE 3: INVENTORY

The components of inventory are summarized below:

	June 30, 2014	December 31, 2013
Spare parts	$205	$209
Reserve for obsolescence	(68)	–
Work in progress	87	45
Finished goods	3,117	–
Inventory, net	$3,341	$254

The finished goods inventory balance of $3,117 at June 30, 2014 consists of a 3.5 metric ton portable umbilical carousel which we fabricated and bought back from a customer in November 2013.

NOTE 4: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	June 30, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$4,165	$14,496
Estimated earnings on uncompleted contracts	2,236	5,539
	6,401	20,035
Less: Billings to date on uncompleted contracts	(4,363)	(14,389)
	$2,038	$5,646

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,684	$5,847
Billings in excess of costs and estimated earnings on uncompleted contracts	(646)	(201)
	$2,038	$5,646

The balances in costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2014 and December 31, 2013 consisted primarily of earned but unbilled revenues related to large fixed-price projects.

The balances in billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2014 and December 31, 2013 consisted primarily of unearned billings related to large fixed-price projects.

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

On October 7, 2011, CFT consummated a transaction pursuant to that certain Stock Purchase Agreement (the “Purchase Agreement”), by and between CFT and a Houston-based company (“Buyer”)  pursuant to which Buyer purchased from CFT (i) all of the issued and outstanding shares of capital stock of Cuming Corporation (“Cuming”), the principal operating subsidiary of CFT, (ii) the shares of 230 Bodwell Corporation, a Massachusetts corporation and subsidiary of Cuming, and (iii) certain assets that, immediately prior to closing, were acquired by Cuming, for a purchase price of $60,000 (less certain debt and subject to a purchase price adjustment for working capital and potential earn-out payments).  We are entitled to 20 percent of future potential earn-out proceeds from the sale. Earn-out proceeds were $0 for the six months ended June 30, 2014 and 2013.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

The components of our Investment in joint venture are summarized below:

Investment in joint venture, December 31, 2013	$468
Equity in net income of CFT for the six months ended June 30, 2014	–
Investment in joint venture, June 30, 2014	$468

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	June 30, 2014	December 31, 2013	Asset Lives
Land	$1,582	$1,582	–
Buildings and improvements	1,571	1,571	7 - 36 years
Leasehold improvements	602	602	2 - 5 years
Equipment	13,745	17,840	2 - 30 years
Furniture, computers and office equipment	1,220	1,329	2 - 8 years
Construction in progress	1,326	189	–

Total property, plant and equipment	20,046	23,113
Less: Accumulated depreciation and amortization	(7,988)	(7,718)
Property, plant and equipment, net	$12,058	$15,395

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
Secured credit agreement - Whitney	$4,002	$1,917
Other debt	–	2,906
Capital lease obligations	83	111
Total long-term debt	4,085	4,934
Less: Current portion of long-term debt	(942)	(1,716)
Long-term debt, net of current portion	$3,143	$3,218

Whitney Credit Agreement

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney Bank, a state chartered bank (“Whitney”). The Facility has been amended and restated several times, most recently effective April 15, 2014. The current relevant terms of the Facility include:

•	a committed amount under the revolving credit facility (“Revolving Credit Facility”) of $5,000, at an interest rate of 3.5 percent per annum, maturing June 30, 2015;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayments of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

As of June 30, 2014, the Company’s indebtedness under the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility was $0, $1,867, and $2,135, respectively.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of June 30, 2014: 29.6 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of June 30, 2014: (0.1) to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of June 30, 2014: $24,701.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

On December 31, 2013, we were in compliance with all of these financial covenants. However, at June 30, 2014, we were not in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio covenants. We have received a waiver from Whitney for this non-compliance and for the possible non-compliance with these covenants for the quarter ending September 30, 2014. In exchange for these waivers, we are obligated to pay Whitney a $5 fee, and are required to maintain a minimum of $3,900 in our existing interest-bearing account at Whitney. This requirement will continue until such time as we have regained compliance with these covenants, which is projected to be December 31, 2014.

Other Debt

On November 5, 2013, we entered into a Purchase and Sale Agreement (“PSA”) with a customer to buy back a 3.5 metric ton portable umbilical carousel, which we had fabricated specifically for this customer. The PSA calls for purchase price of $3,293 to be paid in 24 monthly installments of approximately $137, commencing November 5, 2013 through October 5, 2015. We used the proceeds of the Whitney Carousel Term Facility to retire this obligation, and the balance at June 30, 2014 was $0.

NOTE 8: SHARE-BASED COMPENSATION

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Awards of common stock and options to purchase common stock granted under the Plan have vesting periods of three years and options are exercisable for two years once fully vested. Share-based compensation expense related to awards is based on the fair value at the date of grant, and is recognized over the vesting periods, net of estimated forfeitures. Effective April 1, 2014, we changed our estimated forfeiture rate from 20 percent to 0 percent. Under the Plan, the total number of options permitted is 15 percent of issued and outstanding common shares.

Summary of Shares of Restricted Stock

On May 1, 2014, we granted 30 shares of restricted stock, with a grant date fair value of $1.77 per share, to a newly-appointed director, who is not an employee of the Company or any of its affiliates. The restrictions on these service-based shares of restricted stock, issued during the six months ended June 30, 2014, will lapse with respect to one-third of the shares on each of the first, second and third anniversaries of the effective date of grant.

During the six months ended June 30, 2014 and 2013, we recognized a total of $366 and $198, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized portion of the estimated fair value of restricted stock awards was $1,002 at June 30, 2014.

Summary of Stock Options

For the six months ended June 30, 2014 and 2013, we recognized a total of $69 and $77, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized portion of the estimated fair value of non-vested stock options was $0 at June 30, 2014.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

NOTE 9: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at June 30, 2014 management has recorded a full deferred tax asset valuation allowance.

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

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There were $415 in LC’s outstanding at June 30, 2014 and December 31, 2013.

NOTE 11: EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents (stock options) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock.

At June 30, 2014 and 2013, there were outstanding stock options convertible to 325 and 945 shares of common stock, respectively. There were no dilutive securities included in the computation of diluted earnings per share for the six months ended June 30, 2013 and 2014 because their inclusion would be anti-dilutive.

NOTE 12: STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of common stock outstanding is as follows:

Balance, December 31, 2013	15,261
Shares purchased and retired February 28, 2014	(66)
Restricted stock award issued May 1, 2014	30
Shares surrendered and retired June 30, 2014	(94)
Balance, June 30, 2014	15,131

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

Industry and Executive Outlook

The outlook for deepwater and ultra-deepwater drilling and production continues to be very strong. The Gulf of Mexico (“GOM”) is beginning to strengthen, and as a result, our business is increasing. Our clients in West Africa and Central America are planning significant expansion programs to aging fields and are relying on Deep Down’s innovative services and operational flexibility to accommodate their needs during a period that may be difficult for larger manufacturers to produce.

Recently it has become evident we needed a locally-based entity in Central America to manage, stage, and execute projects in the Central and South American region. Deep Down International, SA was established in Panama with the intent to have a staging shop and office. Prior to commencing the build-out in Panama, several opportunities have presented themselves in the GOM, not yet finalized, but will require all the resources which were slated for the Panama operation. Due to the value of the opportunities, and the low cost of the diversion, it was decided to postpone any further development of the Panama operation in lieu of opportunities at the Hwy 90 and Channelview facilities.

Currently, we are working on a recovery project with an installation contractor to recover, re-configure and re-install equipment at a new location using our patented mobile NHU® (non-helical umbilical) process and compliant splices. This process helps our customers save substantial time and cost. We have several jobs pending.

Additionally, we have received recent requests to refurbish, store and maintain large equipment at our new facility of approximately 20 acres on Hwy 90 in Houston, Texas. This service is gaining ground and we are slowly expanding the equipment on site to be refurbished and re-configured.

Our backlog was approximately $28,500 at July 31, 2014 and our focus remains on successful execution of our projects, obtaining new project awards and effective cash management.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues. Revenues for the three months ended June 30, 2014 were $5,847. Revenues for the three months ended June 30, 2013 were $9,156. The $3,309 decrease (36 percent) is the result of the 2013 period being unusually high. Additionally, projects valued in excess of $17,000 were delayed during the three months ended June 30, 2014, resulting in lower revenues of approximately $7,000.

Gross Profit. Gross profit for the three months ended June 30, 2014 was $1,713, or 29 percent of revenues.  Gross profit for the three months ended June 30, 2013 was $3,520, or 38 percent of revenues. The nine percentage point decrease in gross profit was due primarily to the delay of several lump sum projects mentioned above. The delay of these certain projects negatively impacted the gross margin by approximately $2,600.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2014 was $2,803, or 48 percent of revenues.  SG&A for the three months ended June 30, 2013 was $2,366, or 26 percent of revenues. The $437 increase in SG&A is due primarily to quality, project management, engineering, shop improvements related to safety systems, increased security costs and an increase in bad debt expense.

A significant portion of the increase was due to the impact of the decision to delay a Latin America regional operation in Panama, which included a $192 accrual of all related costs, and an increase in security costs at the new facility of $98.

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

The following is a reconciliation of net (loss) income to Modified EBITDA for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013
Net (loss) income	$(1,180)	$1,022
Add back interest expense, net of interest income	48	54
Add back depreciation and amortization	396	385
(Deduct) add back income tax (benefit) expense	(18)	49
Add back Panama exit costs accrual	192	–
Add back share-based compensation	300	235
Modified EBITDA	$(262)	$1,745

Modified EBITDA for the three months ended June 30, 2014 was $(262). Modified EBITDA for the three months ended June 30, 2013 was $1,745. Modified EBITDA decreased $2,007 primarily due to decreased gross profit before depreciation expense of $1,803. Additionally, SG&A before Panama exit costs and share-based compensation expense increased $180.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues. Revenues for the six months ended June 30, 2014 were $12,010. Revenues for the six months ended June 30, 2013 were $15,314. The $3,304 decrease (22 percent) is the result of the first quarter of 2013 being unusually high. Additionally, projects valued in excess of $17,000 were delayed during the six months ended June 30, 2014, resulting in lower revenues of approximately $7,000.

Gross Profit. Gross profit for the six months ended June 30, 2014 was $3,962, or 33 percent of revenues.  Gross profit for the six months ended June 30, 2013 was $5,686, or 37 percent of revenues. The four percentage point decrease in gross profit was due primarily to the delay of several lump sum projects just discussed. The delay of these projects negatively impacted the gross margin by approximately $2,600.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2014 was $4,940, or 41 percent of revenues.  SG&A for the six months ended June 30, 2013 was $4,229, or 28 percent of revenues. The $711 increase in SG&A is due primarily to quality, project management, engineering, shop improvements related to safety systems, increased security costs and an increase in share-based compensation and legal expense.

A significant portion of the increase was due to the decision to delay a Latin America regional operation in Panama, which included a $192 accrual of all related costs, the increase in security costs at the new facility of $205 and increases in share-based compensation and legal expense of $160 and $148, respectively.

Other income (expense). The 2014 period includes gain on the sale of property, plant and equipment of $317.

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

The following is a reconciliation of net (loss) income to Modified EBITDA for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013
Net (loss) income	$(808)	$1,246
Add back interest expense, net of interest income	109	91
Add back depreciation and amortization	806	764
(Deduct) add back income tax (benefit) expense	(9)	70
Add back Panama exit costs accrual	192	–
Add back share-based compensation	435	275
Deduct equity in net income of joint venture	–	(1)
Modified EBITDA	$725	$2,445

Modified EBITDA for the six months ended June 30, 2014 was $725. Modified EBITDA for the six months ended June 30, 2013 was $2,445. Modified EBITDA decreased $1,720 primarily due to decreased gross profit before depreciation expense of $1,700. Additionally, SG&A before Panama exit costs and share-based compensation expense increased $360. Offsetting these items was a $339 increase in other income due primarily to gain on the sale of property, plant and equipment of $317 in the 2014 period.

Liquidity and Capital Resources

Overview

Historically, we have supplemented the financing of our capital needs primarily through debt and equity financings.

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney Bank, a state chartered bank (“Whitney”). The Facility has been amended and restated several times, most recently effective April 15, 2014. The current relevant terms of the Facility include:

•	a committed amount under the revolving credit facility (“Revolving Credit Facility”) of $5,000, at an interest rate of 3.5 percent per annum, maturing June 30, 2015;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayment of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

As of June 30, 2014, the Company’s indebtedness under the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility was $0, $1,867, and $2,135, respectively.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of June 30, 2014: 29.6 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of June 30, 2014: (0.1) to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of June 30, 2014: $24,701.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

On December 31, 2013, we were in compliance with all of these financial covenants. However, at June 30, 2014, we were not in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio covenants. We have received a waiver from Whitney for this non-compliance and for the possible non-compliance with these covenants for the quarter ending September 30, 2014. In exchange for these waivers, we are obligated to pay Whitney a $5 fee, and are required to maintain a minimum of $3,900 in our existing interest-bearing account at Whitney. This requirement will continue until such time as we have regained compliance with these covenants, which is projected to be December 31, 2014.

Other Debt

On November 5, 2013, we entered into a Purchase and Sale Agreement (“PSA”) with a customer to buy back a 3.5 metric ton portable umbilical carousel, which we had fabricated specifically for this customer. The PSA calls for purchase price of $3,293 to be paid in 24 monthly installments of approximately $137, commencing November 5, 2013 through October 5, 2015. We used the proceeds of the Whitney Carousel Term Facility to retire this obligation, and the balance at June 30, 2014 was $0.

Private Placement

During the third quarter of 2013, we issued an additional 4,444 shares of common stock in a private placement resulting in net cash proceeds of $7,628.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of June 30, 2014, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the principal executive and principal financial officer, has concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2014.

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

10.1	Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2014, by and among Deep Down, Inc. and Whitney Bank (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed on May 22, 2014).

10.2	Carousel Term Note, dated as of April 15, 2014, made by Deep Down, Inc. to the order of Whitney Bank (incorporated herein by reference from Exhibit 10.2 to our Form 8-K filed on May 22, 2014).

31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

__________________

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.

(Registrant)

Date: August 14, 2014

/s/ Ronald E. Smith

Ronald E. Smith

President and Chief Executive Officer

(Principal Executive Officer)

/s/ Eugene L. Butler

Eugene L. Butler

Executive Chairman and Chief Financial Officer

(Principal Financial Officer)

/s/ Ira B. Selya

Ira B. Selya

Corporate Controller

(Principal Accounting Officer)

INDEX TO EXHIBITS

10.1	Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2014, by and among Deep Down, Inc. and Whitney Bank (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed on May 22, 2014).

10.2	Carousel Term Note, dated as of April 15, 2014, made by Deep Down, Inc. to the order of Whitney Bank (incorporated herein by reference from Exhibit 10.2 to our Form 8-K filed on May 22, 2014).

31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

__________________

* Filed or furnished herewith.

