Form 10-Q
period 2014-09-30
Deep Down, Inc.
filed 2014-11-13
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 10, 2014, there were 15,130,601 shares of Common Stock outstanding, par value $0.001 per share.

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

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Report speak only as of the date of this Report and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog;

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings;

•	Our volume of fixed-price contracts and use of percentage-of-completion accounting could result in volatility in our results of operations;

•	A portion of our contracts contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

•	Our operations could be adversely impacted by the continuing effects of government regulations;

•	International and political events may adversely affect our operations;

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

•	The departure of key personnel could disrupt our business; and

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash (included in the September 30, 2014 balance is a compensating balance of $3,900) (Note 7)	$5,987	$5,260
Accounts receivable, net of allowance of $565 and $1,222, respectively	5,241	4,979
Inventory, net	3,452	254
Costs and estimated earnings in excess of billings on uncompleted contracts	5,398	5,847
Prepaid expenses and other current assets	346	274
Total current assets	20,424	16,614
Property, plant and equipment, net	12,419	15,395
Investment in joint venture	–	468
Intangibles, net	83	119
Goodwill	4,916	4,916
Other assets	255	790
Total assets	$38,097	$38,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,146	$2,788
Deferred revenues	20	–
Billings in excess of costs and estimated earnings on uncompleted contracts	70	201
Current portion of long-term debt	945	1,716
Total current liabilities	4,181	4,705
Long-term debt, net	2,906	3,218
Total liabilities	7,087	7,923

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 15,131 and 15,261 shares issued and outstanding, respectively	15	15
Additional paid-in capital	72,402	72,142
Accumulated deficit	(41,407)	(41,778)
Total stockholders' equity	31,010	30,379
Total liabilities and stockholders' equity	$38,097	$38,302

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenues	$8,462	$8,639	$20,472	$23,953
Cost of sales:
Cost of sales	4,649	5,806	11,974	14,735
Depreciation expense	349	358	1,072	1,057
Total cost of sales	4,998	6,164	13,046	15,792
Gross profit	3,464	2,475	7,426	8,161
Operating expenses:
Selling, general and administrative	2,181	2,082	7,121	6,311
Depreciation and amortization	47	35	130	100
Total operating expenses	2,228	2,117	7,251	6,411
Operating income	1,236	358	175	1,750
Other income (expense):
Interest expense, net	(47)	(52)	(156)	(143)
Equity in net income of joint venture	32	–	32	1
Other, net	(10)	13	343	27
Total other income (expense)	(25)	(39)	219	(115)
Income before income taxes	1,211	319	394	1,635
Income tax (expense) benefit	(32)	62	(23)	(8)
Net income	$1,179	$381	$371	$1,627

Net income per share:
Basic	$0.08	$0.03	$0.02	$0.15
Diluted	$0.08	$0.03	$0.02	$0.15

Weighted-average shares outstanding:
Basic	15,131	11,691	15,195	10,728
Diluted	15,131	11,739	15,195	10,729

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$371	$1,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of joint venture	(32)	(1)
Share-based compensation	564	471
Bad debt expense (credit)	48	(19)
Depreciation and amortization	1,202	1,157
Gain on disposals of property, plant and equipment	(308)	(21)
Changes in assets and liabilities:
Accounts receivable	(488)	101
Costs and estimated earnings in excess of billings on uncompleted contracts	449	(3,343)
Prepaid expenses and other current assets	(72)	(109)
Other assets	128	19
Inventory	(81)	(12)
Accounts payable and accrued liabilities	358	(999)
Deferred revenues	20	32
Billings in excess of costs and estimated earnings on uncompleted contracts	(131)	(187)
Net cash provided by (used in) operating activities	2,028	(1,284)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,427)	(451)
Proceeds from sale of property, plant and equipment	906	33
Cash paid for deposits	(47)	(446)
Repayments on notes receivable	13	9
Distribution from joint venture	500	500
Net cash used in investing activities	(55)	(355)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	–	7,647
Cash paid for purchase of our common stock	(126)	–
Proceeds from bank term loan	2,200	1,020
Cash paid for deferred financing costs	(37)	(45)
Compensating balance	(3,900)	–
Repayments of long-term debt	(3,283)	(2,562)
Net cash (used in) provided by financing activities	(5,146)	6,060
Change in cash	(3,173)	4,421
Cash, beginning of period	5,260	1,523
Cash, end of period	$2,087	$5,944

Supplemental schedule of significant noncash transactions:
Common stock surrendered by employees related to payroll taxes on vested restricted stock awards	$178	$34
Reclassification of equipment from property, plant and equipment to finished goods inventory	$3,117	$–
Reclassification of land and buildings purchase price from deposits in other assets to property, plant and equipment	$500	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

Segments

For the nine months ended September 30, 2014 and 2013, our operating segments have been aggregated into a single reporting segment.

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which would be our fiscal year ending December 31, 2014. This guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The impacts that adoption of the ASU is expected to have on the Company’s consolidated financial statements and related disclosures are nominal.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. This new standard is effective for us beginning in the year 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method, therefore we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

NOTE 3: INVENTORY

The components of inventory are summarized below:

	September 30, 2014	December 31, 2013
Spare parts	$205	$209
Reserve for obsolescence	(136)	–
Work in progress	31	45
Finished goods	3,352	–
Inventory, net	$3,452	$254

The finished goods inventory balance of $3,352 at September 30, 2014 consists primarily of a 3.5 metric ton portable umbilical carousel which we fabricated and bought back from a customer in November 2013 and are currently holding for sale.

NOTE 4: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	September 30, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$5,823	$14,496
Estimated earnings on uncompleted contracts	3,175	5,539
	8,998	20,035
Less: Billings to date on uncompleted contracts	(3,670)	(14,389)
	$5,328	$5,646

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,398	$5,847
Billings in excess of costs and estimated earnings on uncompleted contracts	(70)	(201)
	$5,328	$5,646

The balances in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2014 and December 31, 2013 consisted of earned but unbilled revenues related to fixed-price projects.

The balances in billings in excess of costs and estimated earnings on uncompleted contracts at September 30, 2014 and December 31, 2013 consisted of unearned billings related to fixed-price projects.

NOTE 5: INVESTMENT IN JOINT VENTURE

Effective December 31, 2010, we engaged in a transaction in which all of the operating assets and substantially all of the liabilities of a former wholly-owned subsidiary, Flotation Technologies, Inc. (“Flotation”), were contributed, along with other contributions we made, to a joint venture entity named Cuming Flotation Technologies, LLC (“CFT”) in return for a 20 percent common unit ownership interest in CFT.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

The components of our Investment in joint venture are summarized below:

Investment in joint venture, December 31, 2013	$468
Equity in net income of CFT for the nine months ended September 30, 2014	32
Distribution of cash from CFT, September 2014	(500)
Investment in joint venture, September 30, 2014	$–

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

	September 30, 2014	December 31, 2013	Range of Asset Lives
Land	$1,682	$1,582	–
Buildings and improvements	1,971	1,571	7 - 36 years
Leasehold improvements	696	602	2 - 10 years
Equipment	14,046	17,840	2 - 30 years
Furniture, computers and office equipment	1,318	1,329	2 - 8 years
Construction in progress	1,086	189	–
Total property, plant and equipment	20,799	23,113
Less: Accumulated depreciation and amortization	(8,380)	(7,718)
Property, plant and equipment, net	$12,419	$15,395

NOTE 7: LONG-TERM DEBT

Long-term debt consisted of the following:

Whitney Credit Agreement

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney. The Facility has been amended and restated several times, most recently effective April 15, 2014. The current relevant terms of the Facility include:

•	a committed amount under the revolving credit facility (“Revolving Credit Facility”) of $5,000, at an interest rate of 3.5 percent per annum, maturing June 30, 2015;

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

As of September 30, 2014, the Company’s indebtedness under the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility was $0, $1,841, and $ 1,940, respectively.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of September 30, 2014: 5.12 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of September 30, 2014: 0.49 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of September 30, 2014: $30,192.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

On December 31, 2013, we were in compliance with all of these financial covenants. However, at June 30, 2014, we were not in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio covenants. We received a waiver from Whitney for this non-compliance and for the non-compliance with these covenants for the quarter ended September 30, 2014. In exchange for these waivers, we paid Whitney a $5 fee, and are required to maintain a minimum compensating balance of $3,900 in our existing interest-bearing account at Whitney. This requirement will continue until such time as we have regained compliance with these covenants, which is projected to be December 31, 2014.

Other Debt

On November 5, 2013, we entered into a Purchase and Sale Agreement (“PSA”) with a customer to buy back a 3.5 metric ton portable umbilical carousel, which we had fabricated specifically for this customer. The PSA calls for purchase price of $3,293 to be paid in 24 monthly installments of approximately $137, commencing November 5, 2013 through October 5, 2015. We used the proceeds of the Whitney Carousel Term Facility to retire this obligation, and the balance at September 30, 2014 was $0.

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

Summary of Shares of Restricted Stock

During the nine months ended September 30, 2014 and 2013, we recognized a total of $495 and $347, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized portion of the estimated fair value of restricted stock awards was $873 at September 30, 2014.

Summary of Stock Options

For the nine months ended September 30, 2014 and 2013, we recognized a total of $69 and $124, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unamortized portion of the estimated fair value of non-vested stock options was $0 at September 30, 2014.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 9: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at September 30, 2014 management has recorded a full deferred tax asset valuation allowance.

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

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There were $415 in LC’s outstanding at September 30, 2014 and December 31, 2013.

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

At September 30, 2014 and 2013, there were outstanding stock options convertible to 325 and 945 shares of common stock, respectively. There were no dilutive securities included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014 because either the average market prices of our common stock were below the option exercise prices, or if the average market prices were higher than the option exercise prices, the dilution calculation yielded a result that added no additional shares.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 12: STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of common stock outstanding is as follows:

Balance, December 31, 2013	15,261
Shares purchased and retired February 28, 2014	(66)
Restricted stock award issued May 1, 2014	30
Shares surrendered and retired June 30, 2014	(94)
Balance, September 30, 2014	15,131

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

Industry and Executive Outlook

The price of oil has dropped substantially over the last several months from over $100 to below $80 per barrel. This has been the major factor in the delays of many projects, and is most likely the reason many of our quotes continue to be pending. The outlook for deepwater and ultra-deepwater drilling and production continues to be very strong; however, many of the projects are being pushed out to 2016 and 2017. The Gulf of Mexico (“GOM”) is continuing to strengthen. Our clients in West Africa and South America are still planning significant expansion programs to aging fields and are relying on Deep Down’s innovative services and operational flexibility to accommodate their needs during a period that may be difficult for larger manufacturers to produce.

Requests for our installation services and proposals using our patented mobile NHU® (non-helical umbilical) process are increasing. Recently, we successfully completed work on a recovery and re-installation project with an installation contractor in Nigeria using our mobile NHU® process and compliant splices. The contractor’s vessel is currently returning to the United States where our equipment will be offloaded completing our job. Our customer was extremely happy with our performance and we are currently being considered for several other jobs.

Additionally, our flying lead business continues to be very strong and we are in the final weeks of production of a large offshore liftable installation carousel.

Our backlog was approximately $28,700 at September 30, 2014 and our focus remains on the successful execution of our projects, obtaining new project awards and effective cash management.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues. Revenues for the three months ended September 30, 2014 were $8,462, and were relatively flat when compared to revenues of $8,639 for the three months ended September 30, 2013. The $177 decrease (2 percent) is the result of customer delays in certain projects due primarily to lower oil prices.

Gross Profit. Gross profit for the three months ended September 30, 2014 was $3,464, or 41 percent of revenues.  Gross profit for the three months ended September 30, 2013 was $2,475, or 29 percent of revenues. Gross profit increased twelve percentage-points for the three months ended September 30, 2014 due primarily to a loss recognized on a large fabrication project in the third quarter of 2013. In the third quarter of 2014, our gross profit percentage returned to expected levels.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2014 was $2,181, or 26 percent of revenues.  SG&A for the three months ended September 30, 2013 was $2,082, or 24 percent of revenues. The $99 increase in SG&A is due primarily to added security costs at our new operating facility.

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

The following is a reconciliation of net income to Modified EBITDA for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	2014	2013
Net income	$1,179	$381
Add back interest expense, net of interest income	47	52
Add back depreciation and amortization	396	393
Add back (deduct) income tax expense (benefit)	32	(62)
Deduct equity in net income of joint venture	(32)	–
Add back share-based compensation	129	196
Modified EBITDA	$1,751	$960

Modified EBITDA for the three months ended September 30, 2014 was $1,751. Modified EBITDA for the three months ended September 30, 2013 was $960. Modified EBITDA increased $791 primarily due to increased gross profit before depreciation expense of $980. This was offset by a $166 increase in SG&A before share-based compensation expense, and a $23 decrease in other income.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues. Revenues for the nine months ended September 30, 2014 were $20,472. Revenues for the nine months ended September 30, 2013 were $23,953. The $3,481 decrease (15 percent) is the result of customer delays in certain projects due primarily to lower oil prices.

Gross Profit. Gross profit for the nine months ended September 30, 2014 was $7,426, or 36 percent of revenues.  Gross profit for the nine months ended September 30, 2013 was $8,161, or 34 percent of revenues. The two percentage-point increase in gross profit was due primarily to an increase in the proportion of higher margin service work.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2014 was $7,121, or 35 percent of revenues.  SG&A for the nine months ended September 30, 2013 was $6,311, or 26 percent of revenues. The $810 increase in SG&A was due primarily to added security expense of $302 associated with our new operating facility; accrual of $192 associated with our decision to not proceed with establishing a Latin America regional operation in Panama; increased legal expense of $137; increased marketing and advertising expense of $107; and increased share-based compensation expense of $93.

Other income (expense). The 2014 period includes gain on the sale of property, plant and equipment of $308.

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

The following is a reconciliation of net income to Modified EBITDA for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Net income	$371	$1,627
Add back interest expense, net of interest income	156	143
Add back depreciation and amortization	1,202	1,157
Add back income tax expense	23	8
Add back Panama exit costs accrual	192	–
Add back share-based compensation	564	471
Deduct equity in net income of joint venture	(32)	(1)
Modified EBITDA	$2,476	$3,405

Modified EBITDA for the nine months ended September 30, 2014 was $2,476. Modified EBITDA for the nine months ended September 30, 2013 was $3,405. Modified EBITDA decreased $929 primarily due to decreased gross profit before depreciation expense of $720. Additionally, SG&A before Panama exit costs and share-based compensation expense increased $525. Offsetting these items was a $316 increase in other income due primarily to gain on sale of property, plant and equipment of $308 in the 2014 period.

Liquidity and Capital Resources

Overview

Historically, we have supplemented the financing of our capital needs primarily through debt and equity financings.

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney. The Facility has been amended and restated several times, most recently effective April 15, 2014. The current relevant terms of the Facility include:

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

As of September 30, 2014, the Company’s indebtedness under the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility was $0, $1,841, and $ 1,940, respectively.

Our credit agreement with Whitney obligates us to comply with the following financial covenants:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of September 30, 2014: 5.12 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of September 30, 2014: 0.49 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of September 30, 2014: $30,192.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

On December 31, 2013, we were in compliance with all of these financial covenants. However, at June 30, 2014, we were not in compliance with the Leverage Ratio and Fixed Charge Coverage Ratio covenants. We received a waiver from Whitney for this non-compliance and for the non-compliance with these covenants for the quarter ending September 30, 2014. In exchange for these waivers, we paid Whitney a $5 fee, and are required to maintain a minimum compensating balance of $3,900 in our existing interest-bearing account at Whitney. This requirement will continue until such time as we have regained compliance with these covenants, which is projected to be December 31, 2014.

Other Debt

On November 5, 2013, we entered into a Purchase and Sale Agreement (“PSA”) with a customer to buy back a 3.5 metric ton portable umbilical carousel, which we had fabricated specifically for this customer. The PSA calls for purchase price of $3,293 to be paid in 24 monthly installments of approximately $137, commencing November 5, 2013 through October 5, 2015. We used the proceeds of the Whitney Carousel Term Facility to retire this obligation, and the balance at September 30, 2014 was $0.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of September 30, 2014, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the principal executive and principal financial officer, has concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2014.

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

Date: November 13, 2014

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

