Form 10-K
period 2014-12-31
Deep Down, Inc.
filed 2015-03-31
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosures of delinquent filers in response to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, was $22,665,630.

At March 25, 2015, the issuer had 15,130,601 shares outstanding of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Information

Unless otherwise indicated, the terms “Deep Down, Inc.”, “Deep Down”, “Company”, “we”, “our” and “us” are used in this report to refer to Deep Down, Inc., a Nevada corporation, and its directly and indirectly wholly-owned subsidiaries.

In this Annual Report on Form 10-K (the “Report”), we may make certain forward-looking statements (“Statements”), including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the Statements. The following discussion should also be read in conjunction with the audited consolidated financial statements and the notes thereto.

The Statements contained in this Report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Statements contained herein are based on current expectations that involve a number of risks and uncertainties. These Statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, “intend”, “plan”, “could”, “is likely”, or “anticipates”, or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these Statements are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other Statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by us, may not be realized. Because of the number and range of assumptions underlying our projections and Statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of us, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These Statements are based on current expectations and we assume no obligation to update this information. Therefore, our actual experience and the results achieved during the period covered by any particular projections or Statements may differ substantially from those projected. Consequently, the inclusion of projections and other Statements should not be regarded as a representation by us or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the Statements contained herein will prove to be accurate.

PART I

ITEM 1.                   Business.

History

Deep Down, Inc. is a Nevada corporation engaged in the oilfield services industry. As used herein, “Deep Down”, “Company”, “we”, “our” and “us” refers to Deep Down, Inc. and/or its subsidiaries. Deep Down, Inc. (OTCQX: DPDW), a publicly traded Nevada corporation, was incorporated on December 14, 2006, through a reverse merger with MediQuip Holdings, Inc. (“MediQuip”), a publicly-traded Nevada corporation.

Deep Down is the parent company to the following directly and indirectly wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Deep Down International Holdings, LLC, a Nevada limited liability company (“DDIH”), and Deep Down Brasil - Solucoes em Petroleo e Gas, Ltda, a Brazilian limited liability company (“Deep Down Brasil”).

Our current operations are primarily conducted under Deep Down Delaware.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in response to our customers’ demands, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies that are focused primarily on supporting deepwater and ultra-deepwater offshore exploration, development and production of oil and gas reserves and other maritime operations.

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

Segments

See Note 1, “Description of Business and Summary of Significant Accounting Policies and Estimates”, of the Notes to Consolidated Financial Statements included in this Report for additional information.

Services and Products

Services. We provide a wide variety of engineering and management services, including the design, installation and retrieval of subsea equipment and systems, connection and termination operations, well-commissioning services, as well as construction support and Remotely Operated Vehicle (“ROV”) operations support. We pride ourselves in our ability to collaborate with the engineering functions of oil and gas operators, installation contractors and subsea equipment manufacturers to determine the fastest, safest, and most cost-effective solutions to the full spectrum of complex issues which arise in our industry.

Project Management and Engineering. Our project management teams specialize in deepwater subsea developments. Our services are centered on the utilization of standardized hardware, proven, well-tested installation techniques, and experienced, consistent teams that have proven to be safe and skilled in all aspects of the installation process. Many installation contractors find it beneficial to utilize our services to help reduce on-board personnel since our specialized technicians can perform multiple tasks.  Our teams have vast experience with the installation of flexible and rigid risers and flowlines, umbilicals, flexible and rigid jumpers, steel tube and thermoplastic hose flying leads, pipeline end terminations and manifolds. Our engineers have experience ranging from the initial conceptual design phases through manufacturing and installation, and concluding with topside connections and commissioning.  Our experience provides us with a level of “hands on” and practical understanding that has proven to be indispensable in enabling us to offer custom solutions to the many problems encountered both subsea and topside.  Because of our wide knowledge base, our engineering team is often hired by oil and gas operators, installation contractors and subsea equipment manufacturers to provide installation management and engineering support services.  Our engineering team has been involved in several of the innovative solutions used today in deepwater subsea systems.  We specialize in offshore installation engineering and the writing of practical installation procedures. We deal with issues involving flying leads, compliant umbilical splices, bend stiffener latchers, umbilical hardware, hold-back clamps, and the development of distribution system components.  We are heavily involved in the fabrication of installation aids to simplify offshore executions, and offer hydraulic, fiber optic, and electrical testing services and various contingency testing tools.

Spooling Services.  Our experienced personnel are involved in the operation of spooling equipment on many projects, including operations for other companies to run their spooling equipment.  We have developed a very efficient (in both time and cost) system for spooling, utilizing our horizontal drive units, under-rollers, tensioners, carousels and rapid deployment cartridges.

Testing and Commissioning Services. Umbilical manufacturers, control suppliers, installation contractors, and oil and gas operators utilize our services to perform all aspects of testing, including initial Factory Acceptance Testing (“FAT”), extended factory acceptance testing and System Integration Testing (“SIT”), related to the connecting of the umbilical termination assemblies, the performing of installations, and the completion of the commissioning of the system thereafter.  To execute these services, we have assembled a variety of personnel and equipment to ensure that all testing operations are done in a safe and time-efficient manner, ensuring a reduced overall project cost.  We also work hard to utilize the most detailed digital testing and monitoring equipment to ensure that the most accurate data is provided to our clients.  We have been hired to perform coiled tubing flushing, cleaning, and hydro testing, umbilical filling, flushing, pressure, flow rate, and cleanliness testing, load out monitoring and testing, installation monitoring, post installation testing, system commissioning, umbilical intermediate testing, and umbilical termination assembly cleanliness, flow, and leak testing. We employ a variety of different pumping systems to meet industry needs and offer maximum flexibility.  Our philosophy is to flush through the maximum number of lines at the highest flow rate possible to maximize efficiency.   Due to the different requirements for testing and commissioning of subsea systems, we have an assortment of pumps and equipment to deploy to ensure a safe and efficient commissioning program.  We have experience handling all types of commissioning fluids, including asphaltine dispersants, diesel, methanol, xylene, corrosion inhibitors, water-based control fluids, oil-based control fluids, 100 percent glycol, paraffin inhibitors, and alcohol.  We have been involved in the design, procurement, testing, installation, and operation of the testing equipment.  Our engineers and service technicians can also assist in writing the testing procedures and sequences from simple FAT to very extensive multiple pressures and fluids testing up to full system SIT procedures. We work closely with the project managers and production platform engineers to help ensure that all aspects of the installation or retrieval project, including potential risks and dangers, are identified, planned for, and eliminated prior to arrival on the production platform.

Storage Management. Our facility in Channelview, TX covers more than 50,000 square feet of internal high quality warehousing capacity and 300,000 square feet of external storage and is strategically located in Houston's Ship Channel area. Our warehouse is designed to provide clients with flexible and cost effective warehousing and storage management alternatives. Our professional and experienced warehouse staff, combined with the very latest in information technology, results in a fully integrated warehousing package designed to deliver effective solutions to client needs. Among other capabilities, we are capable of providing long-term specialized contract warehousing; long and short-term storage; modern materials handling equipment; covered loading areas; quality security systems; integrated inventory management; packing and repacking; computerized stock controls; and labeling.

Our shore-based facility located at Core Industries, Inc. in Mobile, AL has 6,500 square feet and houses our 3,400-ton carousel system, used to store customers’ products. The site is sufficient to allow for full system integration testing of our customers’ equipment prior to deployment offshore.

ROV and ROV Tooling Services.  As part of our ROV services, we have observation and light work class ROV units capable of operating in depths of 10,000 feet. Our services include offering these vehicles to strategic alliance partners who lease our vehicles and provide the actual services of platform inspection, platform installation and abandonment, search and recovery, salvage, subsea sampling, subsea intervention, telecommunication cable inspections, anchor handling, ROV consulting and project management, ROV pilots and technicians, and underwater cinematography.  We provide an extensive line of ROV intervention tooling, both used to support our own operations and for rental to our customers.  Our ROV Tooling equipment includes flying lead orientation tools, class 1-5 torque tools, hot stabs, pipe cutting systems, dredging and pumping systems, ROV clamps and ROV-friendly hooks and shackles that are state-of-the-art in design.

Deep Down Marine Technologies. Deep Down Marine Technologies (“DDMT”) is a specialized division of Deep Down, Inc. primarily focused on the refurbishment and repurposing of recovered subsea distribution assets and providing support for offshore interventions.

Items refurbished and repurposed for clients include Logic Caps (“LC(s)”), intermediate logic caps, and Hydraulic Distribution Manifolds (“HDM(s)”). Once a recovered asset is received, it is cleaned, any production fluids are flushed out with a water-based control fluid, and the asset is moved into storage. As an emergency or intervention arises, we pull the stored asset, reroute and weld the tubing, and then perform an FAT per client specifications. Finally, we send out our service technicians and equipment to support the offshore campaign.

Additionally, we perform various tasks in support of offshore interventions. We reconfigure Deep Down Hydrate Remediation Frames and Hydraulic Flying Leads (“HFL(s)”) at either of our facilities or in the field. Our service technicians go offshore to pre-charge and make any changes to the frame needed to remediate hydrates.

We also developed the Fast Response Box (“FRB”), a concept cultivated from our vast offshore campaign experience. Our team identified the necessary components for an emergency reroute of a chemical or hydraulic line performed on the deck of a vessel. After the subsea distribution hardware is brought up, our service technicians safely depressurize, flush, cut out tubing, and reroute as required to get the well or field back up and producing. We then pre-charge the system and assist in overboarding and reinstallation. Our ability to provide a fully functional temporary solution is designed to bring the well or field back into production immediately and allows time for a permanent solution to be developed.

Our capabilities further include in-house software and hardware engineering to provide innovative solutions from wireless testing and monitoring equipment, to Dynamic Positioning (“DP”) systems. We have also developed camera systems that can be set up at any site, enabling our clients to witness FATs, SITs or vessel load-outs in real-time, from any location in the world.

Products. We provide installation support equipment and component parts and assemblies for subsea distribution systems. We believe the key to successful installations of hardware is to design the subsea system by considering installation issues first, working backwards to the design of the hardware itself. This is why we have been instrumental in the development of hardware and techniques to simplify deepwater installations. We design, manufacture, fabricate, inspect, assemble and test subsea equipment, surface equipment and offshore equipment that is used by major integrated, large independent and foreign national oil and gas companies in offshore areas throughout the world.  Our products are used during oil and gas exploration, development and production operations on offshore drilling rigs, such as floating rigs and jack-ups, and for drilling and production of oil and gas wells on offshore platforms, tension leg platforms and moored vessels such as floating production storage and offloading vessels (“FPSO”).

Flying Leads. Deep Down is a leader in flying lead design, manufacture and installation; in particular steel tube flying leads. Our flagship product, the Loose Steel Tube Flying Lead (“LSFL®”), was developed to eliminate the residual memory left in traditional flying leads due to the bundling process. The loose lay of the tubes significantly reduces stiffness of the assembly, allows the bundle to lay flat on the sea floor, follow the prescribed lay path precisely, bend in a tight radius with minimal resistance and offers maximum compliance for easy makeup in lengths up to 1,000’. When greater lengths up to 10,000’ are required, we utilize our patented Non-Helical Umbilical (“NHU®”) in conjunction with a complaint section on each end of the assembly to achieve the same result. We also offer hybrid LSFL® assemblies which can include any number and combination of electrical, optical, hose and steel tube elements. Hybrid LSFL® technology provides installation savings in both time and money as fewer operations are required to install the combined unit.

Deep Down employs the patented Moray® termination system on each end of the LSFL®. The Moray® termination is a light weight, high-strength, configurable and field serviceable framework used to connect any commercially available Multi-Quick Connect (“MQC”) plate to the LSFL® bundle. The Moray® termination assembly allows the installation load from the steel tubes or strength member to be transmitted directly to the framework and through to the installation rigging while isolating couplers from the load to maintain maximum compliance. The Moray® termination with compliant section is ideal for umbilical end terminations; it eliminates the need for bulky armor pots and is more manageable than a traditional umbilical end termination. In this application, the Moray® termination can be used to house multiple electrical, optical and auxiliary hydraulic interfaces in integrated ROV panels. Moray® termination assemblies can be outfitted with integrated buoyancy allowing quicker installation times by eliminating the need to recover buoyancy modules. Additionally, this allows for the use of a smaller class ROV on a vessel of opportunity should the need for rework arise.

Umbilical Hardware. Our blend of experiences with umbilical manufacturers, subsea engineers and installation contractors has been effective, giving us a unique perspective when fabricating and designing terminations for umbilical manufacturers.  Members of our team were involved with the designs for the armored thermo plastic umbilicals at Multiflex, the first steel tube umbilical in the Gulf of Mexico for the Shell Popeye® umbilical, and the standardization of many steel tube umbilical terminations.  Our designs are often much lighter in weight and smaller than the typical hardware that has been created and used in the past by our competitors.  Our engineering team has designed and fabricated bending restrictors, armor pots, split barrels, tubing fittings and unions, hinging umbilical splices and topside terminations with our unique threaded welded fittings, umbilical compliant splice, and the bend stiffener latcher.  We offer both polymer and steel bend limiters.  The compliant splice is a patented method of converting spare umbilicals into actual production umbilicals by splicing spare umbilicals together to produce any length required or to repair a damaged umbilical.  This termination system eliminates the burdens of dealing with umbilical splices during installation and is capable of housing both electrical and fiber optic fiber termination assemblies while still allowing for the splice to be spooled up onto a reel or carousel.  Our Umbilical Termination Assembly (“UTA”) and new compliant UTA allows us to terminate the umbilical with a higher degree of quality and place the critical components of the base unit on the reel or on the carousel and handle it with additional ease and safety. Then it is combined with the mud mat assembly easily and offers both first end stab and hangover features as well as Yoke second end landing. The new compliant version allows the UTA to be expanded for multiple J-plates and yet feature the same compliant features in our compliance splicing increasing the ease of handling on the deployment equipment – overboarding – and landing on the seafloor.  Our termination services are becoming popular because they offer the ability to take existing umbilical hang offs from multiple manufacturers, which may have been exposed to terrible environmental conditions, and add them to temporary handling clamps – lifting up the umbilical and providing a completely new hangoff arrangement and thus extending the life of the umbilical and the subsea field.  This service is being utilized on a project now.  Bend Stiffener Latchers™ (“BSL™”) are still the leaders in the industry allowing bend stiffeners to be carried by the umbilical topside termination assembly in a more compact and overlapping configuration. BSLs are overboarded with the highest strength and can be installed into an existing I-tube with existing flange or an I-tube with the DDI mating bell mouth and be latched in by ROV allowing the bend stiffener to be securely attached to the I-tube transferring all the dynamic bending moment while the umbilical is pulled up and hung off and eliminating the handling of two major pieces of hardware, and the need to have measurements between the components as the system is fully extending and adjustable.

Riser Isolation Valves and Subsea Isolation Valve Services. Deep Down's new Riser Isolation Valve (“RIV”) and Subsea Isolation Valve (“SSIV”) control systems are unique solutions providing platform personnel the hydraulic control and electrical indication for subsea production valve manipulation. These systems provide numerous advantages to the client including: Emergency Shutdown (“ESD”) capabilities, valve positioning monitoring systems, and auxiliary positions for spare and/or future field development.

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

Capitalizing on our expertise in umbilical manufacturing, Subsea and Topside Umbilical Termination Assemblies (“SUTA” / “TUTA”), hydraulic and electrical flying leads, and super duplex welding, we provide quality products our clients can depend on. Project designs are guaranteed to be installation friendly and client specifications met. When Deep Down’s expert installation team is on the job, product integrity is preserved, ensuring successful installations.

Installation Aids.  To help our customers and to meet our own internal needs, we have developed an extensive array of installation aids, including steel flying lead installation systems, tensioners, lay chutes, many varieties of buoyancy, clump weights, Vortex Induced Vibration (“VIV”) strakes, mud mats, dual tank skids, gang boxes, work vans, pumping and testing skids, control booths, fluid drum carriers, crimping systems, load cells,  300 and 340-ton under-rollers, powered reels, 200-ton, 400-ton and 3,400-ton and 3,500 – ton  carousel, UTA and bridging jumper running and parking deployment frames, termination shelters, pipe straighteners, ROV hooks and shackles, stackable SeaStax® tanks, baskets, Subsea Deployment Basket System (SDB®), Horizontal Drive Units (“HDU”) and Rapid Deployment Cartridges (“RDC”).

Buoyancy Products. We design, engineer and manufacture deepwater buoyancy systems and support hardware essential to installation and operational requirements. Deep Down's rotational molding operations produce high density polyethylene products including bend restrictors, VIV suppression strakes and fairings, protective outer shells for distributed buoyancy modules and other flotation products. Our unique distributed buoyancy module clamps are designed for quick and easy installation for both "over the stinger" and vertical lay system methods.

Further expansion of our flotation product line includes drilling riser buoyancy support hardware and installation services and development of a “Buoyant Rod” concept that we hope to have significant applications in the flotation industry.

Non-Helical Umbilical®. Deep Down's patented Non-Helical Umbilical® (“NHU®”) combines our experience manufacturing miles of loose steel tube flying leads, terminating conventional steel umbilicals, and observing installation behavior of all umbilicals. The NHU® can be manufactured in lengths up to 10 miles using super duplex tubes in standard sizes and in any configuration of hydraulic, electrical or optical elements.  It is intended for long-term infield (static) or short-term dynamic service applications.

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

In addition to increasing our production capacity, this move also provided the space to build our Steel Tube Flying Lead (“STFL”) Overhead Tracking System. This system will allow us to easily move STFLs from station to station during production for welding, X-ray and FAT. We have also significantly expanded our clean, stainless steel welding and tube bending environment, which is separated from all carbon steel fabrication.

We have a 12’x60’ wet testing tank, adding the capability to test our products and rigging with buoyancy scenarios in the water. Featuring filtered water and underwater lighting, it will also enable us to launch and test small ROV’s and ROV operations.

The most substantial benefit to the new facility is expected to be realized when the dock on the property is completed. This will allow us to move large equipment and fabricated items by barge, eliminating the costs and limitations of highway transportation.

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

Customers

Demand for our deepwater and ultra-deepwater services, surface equipment and offshore rig equipment is dependent on the condition of the oil and gas industry and its ability and need to invest in capital expenditures as well as continual maintenance and improvements on its offshore exploration, drilling and production operations. The level of these expenditures is generally dependent upon various factors such as expected prices of oil and gas, exploration and production costs of oil and gas, and the level of offshore drilling and production activity.  The prevailing view of future oil and gas prices are influenced by numerous factors affecting the supply and demand for oil and gas.  These factors include worldwide economic activity, interest rates, cost of capital, environmental regulation, tax policies, and production levels and prices set and maintained by producing nations and OPEC.  Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of domestic and international offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

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

We are not dependent on any one customer or group of customers. The number and variety of our products required in a given period by a customer depends upon its capital expenditure budget as well as the results of competitive bids. Consequently, a customer may account for a material portion of revenues in one period and may represent an immaterial portion of revenues in a subsequent period. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on the results of our operations.

Marketing and Sales

We market our services and products throughout the world directly through our sales personnel in our Channelview, Texas office. We periodically advertise in trade and technical publications targeting our customer base.  We also participate in industry conferences and trade shows to enhance industry awareness of our products and services.  Our customers generally order products and services after consultation with us on their project. Orders are typically completed within two weeks to three months depending on the type of product or service. Larger and more complex products may require four to six months to complete, though we have accepted several longer-term projects, requiring significantly more time to complete. Our customers select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery and advanced technology. For large production system orders, we engage our project management team to coordinate customer needs with engineering, manufacturing and service organizations, as well as with subcontractors and vendors.  Our profitability on projects is dependent on performing accurate and cost-effective bids as well as performing efficiently in accordance with bid specifications.  Various factors can adversely affect our performance on individual projects that could potentially adversely affect the profitability of a project.

Backlog

Information regarding our backlog is incorporated herein by reference from the section entitled, “Industry and Executive Outlook” in Part II, Item 7 of this Report.

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling operations expand into deeper and more hostile environments.  Conditions encountered in these environments include well pressures of up to 15,000 psi, mixed flows of oil and gas under high pressure that may also be highly corrosive, and water depths in excess of 5,000 feet.  We are continually engaged in product development activities to generate new products and to improve existing products and services to meet our customers’ specific needs.  We also focus our activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating costs associated with our products.

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

Employees

At March 1, 2015, we had a total of 90 employees, of which all 90 were full-time employees.  Our employees are not covered by collective bargaining agreements and we generally consider our employee relations to be good.  Our operations depend in part on our ability to attract a skilled labor force. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we pay or both.

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

Deep Down Delaware also leases property and buildings from Sutton Industries at a base rate of $8,122 per month.  The property is located at 125 Mako Lane, Morgan City, LA 70380. The 5-year lease term commenced on June 1, 2006, and was renewed for five additional years in June 2011. As a result of our closure of Mako Technology, LLC’s operations in Morgan City in August 2012, on December 13, 2012, this property was subleased for the remainder of the lease term.

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

	High	Low
Fiscal Year 2014:
December 31, 2014	$1.39	$0.61
September 30, 2014	$1.90	$1.08
June 30, 2014	$2.10	$1.44
March 31, 2014	$2.25	$1.64
Fiscal Year 2013:
December 31, 2013	$2.63	$1.80
September 30, 2013	$2.70	$1.44
June 30, 2013	$2.17	$1.55
March 31, 2013	$2.18	$1.22

Stockholders of Record

As of March 25, 2015, there were 1,087 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	325,000	(1)	$1.80	2,269,590	(1)

Equity compensation plans not approved by security holders	–			–
TOTAL	325,000			2,269,590

(1)	Represents 325,000 shares of common stock that may be issued upon exercise of outstanding options, pursuant to equity awards granted as of December 31, 2014 under the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”) plus 2,269,590 additional shares of common stock available for future grant under the Plan. The total number of shares subject to grants and awards is 15 percent of issued and outstanding shares of common stock. The Plan was approved by security holders of our predecessor MediQuip Holdings, Inc.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in our forward-looking statements.

In this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all dollar and share amounts are in thousands of dollars and shares, unless otherwise indicated.

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

Industry and Executive Outlook

The price of oil has fallen from over $100 per barrel early in 2014 to approximately $45 per barrel in March of 2015, and it is still uncertain at what level the price will stabilize. The major impact of falling oil prices has been on the drilling side of business, both on land and offshore. We believe that the instability of oil prices caused the delays in our projects in process during the first half of 2014.

The outlook for 2015 remains uncertain; however, there are two leading indicators utilized by most subsea products and service companies.  These are floating rig demand and the demand for subsea completions.  According to data published by HIS Petrodata, there are 323 floating drilling rigs in the world.  At the end of 2014, there were 275 rigs with contracts.  However, there are only 193 under contract at mid-March. With the drop in oil prices, our clients are announcing cost cutting measures, including reductions in capital spending budgets and personnel reductions. They are streamlining their operations and preparing to weather this cycle.  The second indicator is the announced subsea tree completions.  We believe this is the best sign for predicting the strength of the deepwater market, especially when focused on subsea product lines and services, as we are. Quest Offshore Resources, Inc. published industry data as recently as November 2014 expecting subsea tree orders to increase 43% from 2014 to 2018 as compared to the previous five years.  This is also an increase of 32% above the five years before that.  There is a planned increase of 1,100 trees.

Depending on the direction of oil prices, many believe there could be future tree installation delays.  We agree with this, but even with some delays, we still expect an overall significant increase in subsea tree installations over the next four years. Additionally, previous periods of falling oil prices resulted in increased awareness of our company and the innovative subsea service and technology we provide. We expect the same to be true for this downturn as operators move more quickly to get subsea problems resolved.  Recently, several operators have moved to use us. Due to the positive results that we achieved together, we are now in discussions with several operators for even more of their service work.

We believe the outlook for deepwater and ultra-deepwater products and service continues to be very strong despite the current price of oil. Our current backlog has grown to approximately $31,000. We define backlog as the dollar value of unfilled orders where we have a firm contract and/or purchase order plus any orders where we believe the receipt of a contract or purchase order is imminent. Currently, our backlog includes approximately $18,000 in orders where we have a purchase order and/or contract in hand, and approximately $13,000 in orders we consider to be imminent. We believe that the expected subsea activity will be strong enough for us to maintain our goals in the deepwater and ultra-deepwater sectors in 2015 and 2016. However, in light of the uncertainties in our market, we have commenced a cost containment and cost reduction program, and have already reduced our head count by approximately 10 percent during the first quarter of 2015.

The reduction in oil prices and the impact it had on the energy market, caused our goodwill on the balance sheet to be fully impaired at year-end. As a result, we recorded $4,916 of goodwill impairment expense in 2014, which had a noncash impact of increasing our net loss from $887 to $5,803.

Our company remains strong, and we are very pleased with our continued success in obtaining new orders. Our steel flying lead business continues to do well along with our installation services.  SSIV and RIV services are increasing. Our offshore remediation service is increasing. DDI Brazil is increasing. The 3,400 MT carousel in Mobile is under consideration for a large umbilical spooling operation and six months of storage for an upcoming subsea project. We believe all this will continue to positively impact future growth. We remain cautiously optimistic for 2015, and we believe there is a real opportunity to continue to expand our service offerings.

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Revenues	$28,630	$29,593	$(963)	(3%	)

The 2014 revenues of $28,630 were essentially flat compared to the 2013 revenues of $29,593. The $963 decrease is primarily the result of delays in certain projects caused by the recent drop in oil prices.

Cost of sales and gross profit

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Cost of sales	$20,033	$20,879	$(846)	(4%	)
Gross Profit	$8,597	$8,714	$(117)	(1%	)
Gross Profit %	30%	29%		1%

The 2014 gross profit of $8,597 (30 percent of revenues) was slightly improved over the 2013 gross profit of $8,714 (29 percent of revenues).

We record depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $1,423 and $1,425 for the years ended December 31, 2014 and 2013, respectively.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2014	2013	$	%
Selling, general & administrative	$9,440	$8,769	$671	8%
Selling, general & administrative as a % of revenues	33%	30%		3%

The $671 increase in selling, general and administrative expenses (“SG&A”) was due primarily to increased security expense of $340 associated with our new Highway 90 facility. Additionally, we incurred $188 in exit costs associated with the closure of our Panama office. We also incurred a $143 increase in equipment rental costs, also associated with our new Highway 90 facility.

Goodwill impairment

There was no impairment of goodwill for the year ended December 31, 2013.  The quantitative assessment of goodwill we performed as of December 31, 2014, which was a Level 3 fair value determination (based on estimated discounted cash flows), indicated that goodwill was impaired. This result occurred primarily due to the adverse impact of recently declining oil prices on current and future oil and gas development activity. We recorded goodwill impairment expense of $4,916 for the year ended December 31, 2014.

Net interest expense

Net interest expense for the year ended December 31, 2014 was $205. Net interest expense for the year ended December 31, 2013 was $195. Net interest expense increased $10, due to slightly higher interest-bearing debt balances.  Net interest expense for each period was generated by our outstanding bank debt, capital leases and a note payable, and was offset by interest income on invested cash balances.

Other income (expense), net

Net other income for the year ended December 31, 2014 was $315, and included $301 of gains on the sale of property, plant and equipment. Net other expense for the year ended December 31, 2013 was $189 and included $225 of technology investment expense.

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

The following is a reconciliation of net loss to Modified EBITDA for the years ended December 31, 2014 and 2013 (certain prior year amounts have been excluded to conform to the current year presentation):

	Year Ended December 31,
	2014	2013
Net loss	$(5,803)	$(595)
Add back interest expense, net of interest income	205	195
Add back depreciation and amortization	1,599	1,583
Add back income tax expense (benefit)	10	(18)
Add back share-based compensation	693	610
Add back goodwill impairment	4,916	–
Add back Panama exit costs	188	–
Add back inventory obsolescence expense	205	–
Adjustment for estimated revenue reduction due to buy-back of fabricated asset	–	1,418
Add back technology investment expense	–	225
Modified EBITDA	$2,013	$3,418

Modified EBITDA decreased $1,405 from $3,418 in 2013 to $2,013 in 2014. Gross profit before depreciation and inventory obsolescence decreased $1,332 primarily because 2013 included an assumed estimated $1,418 addition to revenue, which may have been recognized were it not for the buy-back of a fabricated asset. In addition, actual revenues were slightly unfavorable ($963) in 2014 compared to 2013 primarily as the result of customer delays in certain projects caused by the recent drop in oil prices. Offsetting these year-to-year decreases was a $1,049 decrease in cost of sales before depreciation and inventory obsolescence due to slightly improved margins in 2014 compared to 2013.

SG&A before share-based compensation and Panama exit costs increased $400, due primarily to increased security of $340 associated with our new Highway 90 facility. Lastly, other income (expense) before technology investment expense increased $327, primarily as the result of gains on sales of property, plant and equipment of $301 in 2014.

Liquidity and Capital Resources

Overview

Historically, we have supplemented the financing of our capital needs primarily through debt and equity financings.

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney.  The Facility has been amended and restated several times, most recently effective March 30, 2015 when we entered into the seventh amendment (“Seventh Amendment”).

The relevant terms of the Seventh Amendment include:

•	a change to the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to permit in the calculation, in the quarter ended December 31, 2014, the add-back of a non-recurring charge of $4,916 related to the impairment of our goodwill;

•	a waiver, for the quarter ended December 31, 2014, for our noncompliance with the fixed charge coverage ratio covenant under the Facility;

•	that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility subsequent to the quarter ended December 31, 2014.

Other current relevant terms of the Facility include:

•	a committed amount of $5,000 under the revolving credit facility (“Revolving Credit Facility”), maturing June 30, 2015, subject to a borrowing base limitation based on eligible trade accounts receivable; the Revolving Credit Facility may be used to borrow cash (at an interest rate of 3.5 percent per annum) or to issue bank letters of credit (at a fee of 1 percent per annum); both cash borrowings and the issuance of bank letters of credit reduce the available capacity under the commitment; the available borrowing and letter of credit capacity under the Revolving Credit Facility at December 31, 2014 was $1,971;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayment of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014;

•	outstanding balances under the Facility are secured by all of the Company’s assets.

As of December 31, 2014, the Company’s indebtedness under the Facility consisted of the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility was $2,000, $1,815, and $ 1,745, respectively.  Additionally, a bank letter of credit issued under the Revolving Credit Facility in the amount of $415 was outstanding at December 31, 2014 and 2013. See Note 11 “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements.

As mentioned above, our Facility obligates us to comply with certain financial covenants. They are as follows:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of December 31, 2014: 2.69 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of December 31, 2014: 1.43 to 1.0. As mentioned previously, the Seventh Amendment provided a waiver for our noncompliance with this covenant.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of December 31, 2014: $24,884.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of December 31, 2013, we were in compliance with all of our financial covenants. As of December 31, 2014, we were in compliance with all of our financial covenants, except for the Fixed Charge Coverage Ratio. Whitney has provided us with a waiver for our noncompliance with this covenant. Because we do not believe that it is probable that we will be in compliance with all of our covenants under the Facility for the fiscal quarter ending March 31, 2015, we have classified all of our debt under the Facility as current as of December 31, 2014.

Note Payable

On November 5, 2013, we entered into a Purchase and Sale Agreement (“PSA”) with a customer to buy back a 3.5 metric ton portable umbilical carousel, which we had fabricated specifically for this customer. The PSA calls for purchase price of $3,293 to be paid in 24 monthly installments of approximately $137, commencing November 5, 2013 through October 5, 2015. We used the proceeds of the Whitney Carousel Term Facility to retire this obligation, and the balance at December 31, 2014 was $0.

Private Placement

During the third quarter of 2013, we issued an additional 4,444 shares of common stock in a private placement resulting in net cash proceeds of $7,628.

As a result of our Facility, the private placement and cash we expect to generate from operations, we believe we will have adequate liquidity to meet our future operating requirements.

Summary of Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates used in our financial statements relate to revenue recognition where we use percentage-of completion accounting on our large fixed-price contracts, goodwill and the allowance for doubtful accounts. These estimates require judgments, which we base on historical experience and on various other assumptions, as well as specific circumstances. Estimates may change as new events occur, additional information becomes available or operating environments change.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization, but is tested for impairment annually at year-end, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include an adverse change in the business climate or a change in the assessment of future operations of a reporting unit.

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

There was no impairment of goodwill for the year ended December 31, 2013.  The quantitative assessment of goodwill we performed as of December 31, 2014, which was a Level 3 fair value determination (based on estimated discounted cash flows), indicated that goodwill was impaired. This result occurred primarily due to the adverse impact of recently declining oil prices on current and future oil and gas development activity. We recorded goodwill impairment expense of $4,916 for the year ended December 31, 2014.

Revenue Recognition

We recognize revenue once the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed or determinable and (iv) collectability of the related receivable is reasonably assured. Service revenue is recognized as the service is provided, and time and materials contracts are billed on a bi-weekly or monthly basis as costs are incurred. Customer billings for shipping and handling charges are included in revenue. Revenues are recorded net of sales taxes.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful trade receivables based on a specific review of each customer’s trade receivable balance with respect to their ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2014 and 2013, we estimated the allowance for doubtful accounts requirement to be $498 and $1,006, respectively. Bad debt (credit) expense totaled $(19) and $61 for the years ended December 31, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements are included in Note 1, “Description of Business and Summary of Significant Accounting Policies and Estimates”, of the Notes to Consolidated Financial Statements included in this Report.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

ITEM 8.	Financial Statements

The financial statements are included herewith commencing on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   The Company’s disclosure controls and procedures are designed to ensure that such information required to be disclosed by the Company in reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance.

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of December 31, 2014, based on criteria issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2014.

Item 9B.                 Other Information

None.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position Held With Deep Down
Ronald E. Smith (1)	56	President, Chief Executive Officer and Director
Eugene L. Butler	73	Executive Chairman and Chief Financial Officer
Mary L. Budrunas (1)	63	Vice President, Corporate Secretary and Director
Randolph W. Warner	67	Director
Mark Carden	56	Director

_________________________

(1) Ronald E. Smith and Mary L. Budrunas are married to each other.

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

Randolph W. Warner, Director. Mr. Warner joined the Board as an independent director effective May 28, 2013, and is the Chairman of the Compensation Committee of the Board of Directors. Mr. Warner is currently President and Chief Excutive Officer of WHC, LLC. (“WHC”), a multi-state service company which provides pipeline and facilities construction; a position he has held since January 2005. Prior to WHC, Mr. Warner served as Principal of R.W. Warner Consulting Services from July 2000 to January 2005 and was elected to the board of directors of the Houston Chapter of the Associated Builders and Contractors in February 2000. Mr. Warner graduated from the Air Force Academy and served as a captain in the United States Air Force from 1970 to 1976. He served in Vietnam and received numerous awards including the Distinguished Flying Cross. He also received an MBA from University of Houston in 1980.

Mr. Warner is qualified for service on the Board based on his senior management experience and expertise in the construction industry, and qualifies as an Audit Committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Mark Carden, Director. Mr. Carden joined the Board as an independent director effective May 1, 2014, and was appointed Chairman of the Audit Committee of the Board of Directors. Mr. Carden was a Partner at Coopers & Lybrand, LLP, now PricewaterhouseCoopers, LLP and held multiple senior-level financial positions specializing in electric and gas utilities from 1981 to 1999; he most recently served as Chief Operating Officer, Global Energy Assurance Practice. Additionally, Mr. Carden was one of three CPAs in the US selected to serve a two year fellowship at the Financial Accounting Standards Board from 1991 to 1993. Mr. Carden holds a BBA from Texas A&M University. He is currently the Executive Pastor and Elder at Clear Creek Community Church, in League City, Texas.

Mr. Carden is qualified for service on the Board based on his experience and expertise in management, notably his knowledge of the energy market and business strategy, and is a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

The Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies. Our Board of Directors has determined that Messrs. Warner and Carden qualify as independent audit committee financial experts as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Based solely on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 reports were required for those persons, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors and greater-than ten percent beneficial owners during the year ended December 31, 2014 were in compliance, except Mr. Carden did not timely file a Form 4 with respect to a grant of restricted stock on May 1, 2014.

Item 11.                 Executive Compensation

The following table sets forth information concerning total compensation earned in the years ended December 31, 2014 and 2013 by our Principal Executive Officer (“PEO”), our two highest compensated executive officers other than our PEO (collectively, our “Named Officers”).

Summary Compensation Tables for the years ended December 31, 2014 and 2013

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards	Option Awards	All Other Compensation (2)	Total
Ronald E. Smith,	2014	$434,250	$9,200	$–	$–	$52,904	$496,354
President and Chief Executive Officer	2013	$412,096	$–	$812,000	$–	$68,143	$1,292,239
Eugene L. Butler,	2014	$373,500	$–	$–	$–	$120,939	$494,439
Executive Chairman and Chief Financial Officer	2013	$362,423	$–	$609,000	$–	$64,440	$1,035,863
Ira B. Selya,	2014	$197,477	$–	$–	$–	$–	$197,477
Corporate Controller	2013	$184,404	$–	$–	$–	$–	$184,404

(1)	Amount represents cash bonuses paid in respect to time the Company requires of its employees to spend offshore.
(2)	Amounts in 2014 represent:
•	Automobile allowance of $19,500 to Messrs. Smith and Butler;
•	Payments for vacation not taken in 2014 of $33,404 and $64,644 for Messrs. Smith and Butler, respectively;
•	Reimbursement of $22,995 to Mr. Butler for federal and state payroll withholdings customarily withheld for an employee; and
•	Reimbursement of $13,800 to Mr. Butler for healthcare premiums.

Narrative Disclosure to Summary Compensation Table

Employment agreements with Named Executive Officers

All of the compensation described in the foregoing table, other than those amounts shown in the “Bonus”, “Stock Awards” and “Option Awards” columns, was paid to the Named Officers pursuant to agreements with Deep Down.

Agreement with Mr. Smith. On January 1, 2010, the Company entered into an employment agreement with Mr. Smith for a term of three years, and is subject to further automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. The employment agreement provides that Mr. Smith receive an annual cash compensation of $434,250.

Agreement with Mr. Butler. On January 1, 2010, the Company entered into an employment agreement with Mr. Butler for a term of three years, and is subject to further automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. The employment agreement provides that Mr. Butler receive an annual cash compensation of $373,500, including, but not limited to, reimbursement for healthcare premiums and federal and state payroll withholdings customarily withheld for an employee.

Outstanding Equity Awards at December 31, 2014

The following table summarizes outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2014 for our Named Officers. The table also summarizes nonvested stock awards assuming a market value of $0.80 per share (the closing market price of the Company’s stock on December 31, 2014). See Note 9, “Share-Based Compensation”, of the Notes to Consolidated Financial Statements included in this Report for additional information.

	OPTION AWARDS				STOCK AWARDS
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option |Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Name	Exercisable (#)	Unexercisable (#)	($)(1)	Date (2)	(#)(3)	($)
Ronald E. Smith	125,000	–	1.80	6/8/2016	266,667	213,334
Eugene L. Butler	125,000	–	1.80	6/8/2016	200,000	160,000
Ira B. Selya	37,500	–	1.80	6/8/2016	–	–

(1)	The exercise price is equal to the closing price of Deep Down’s common stock on the grant date. These options vested in three equal increments on each anniversary of the grant date.

(2)	Each option grant has a five-year term.

(3)	The restrictions on these shares of nonvested stock will lapse in one-third increments on each anniversary of the grant date, subject to achievement of service-based conditions. The service-based condition requires that the employee must remain employed by the Company continuously through the anniversary date.

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

Each of the Executives have agreed to not, during the respective term of his employment and for a one-year period after his termination, engage in “Competition” (as defined in the Employment Agreement) with us, solicit business from any of our customer or potential customers, solicit the employment or services of any person employed by or a consultant to us on the date of termination or within six months prior thereto, or otherwise knowingly interfere with our business or accounts or any of our subsidiaries.

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

We pay our Independent Directors meeting fees of $1,500 per meeting attended of the Board of Directors.

The following table provides certain information with respect to the 2014 compensation of our directors who served in such capacity during the year. The 2014 compensation of those directors who are also our Named Officers is disclosed in the Summary Compensation Table above. Compensation for our Independent Directors consists of equity and cash as described below. Our Independent Directors as of the date of this Report are Messrs. Randolph W. Warner and Mark Carden.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total
Eugene L. Butler (2)	$–	$–	$–	$–	$–
Ronald E. Smith (2)	$–	$–	$–	$–	$–
Mary L. Budrunas (2)	$–	$–	$–	$–	$–
Randolph W. Warner	$10,500	$–	$–	$–	$10,500
Mark Carden	$9,000	$53,100	$–	$–	$62,100

(1)	Included in the “Stock Awards” column is the aggregate grant date fair value of restricted stock awards made to one of our Independent Directors in 2014. The grant date fair value of the award was computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the stock and option awards reported in the table above, see Note 9, “Share-Based Compensation”, of the Notes to Consolidated Financial Statements included in this Report for additional information. Stock awards are grants of restricted stock representing time-vesting shares.

In May 2014, we granted 30,000 restricted shares, par value $0.001 per share, to Mr. Carden.  The shares were valued at $1.77 per share and vest over three years in equal tranches on the grant date anniversary, with continued service on our Board of Directors; we are amortizing the related share-based compensation of $53,100 over the three-year requisite service period.

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

Security Ownership of Certain Beneficial Owners and Management

Set forth below is certain information with respect to beneficial ownership of Common Stock as of December 31, 2014 by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name	Number of Shares of Common Stock Beneficially Owned	Number of Shares That May Be Acquired By Options Exercisable Within 60 Days (1)	Total		Percent of Outstanding Common Stock

Goldman Capital Management, Inc.	1,318,000	–	1,318,000	(2)	8.7%
PVAM Perlus Microcap Fund L.P.	1,404,526	–	1,404,526	(3)	9.3%
Wellington Trust Company, National Association Multiple Common Trust Funds Trust, Micro Cap Equity Portfolio	1,776,800	–	1,776,800	(4)	11.7%

Directors and Executive Officers:
Ronald E. Smith (5)	1,540,996	125,000	1,665,996	(6)	10.8%
Mary L. Budrunas (5)	930,651	–	930,651		6.2%
Eugene L. Butler	342,839	125,000	467,839	(7)	3.0%
Randolph W. Warner	30,000	–	30,000	(8)	*
Mark Carden	30,000	–	30,000	(9)	*
Ira B. Selya	–	37,500	37,500		*
All directors and officers as a group (6 persons)	2,874,486	287,500	3,161,986		20.6%

______________

* Indicates ownership of less than 1% of Common Stock outstanding.

(1)	As defined by the rules of the SEC, securities beneficially owned for this purpose include securities that the above persons have the right to acquire at any time within 60 days after December 31, 2014.
(2)	Based on a Schedule 13F-HR filed with the SEC dated February 12, 2015, Goldman Capital Management Inc., 767 Third Ave, New York, NY 10017, may be deemed the beneficial owners of 1,318,000 shares outstanding as of December 31, 2014.
(3)	Based on a Schedule 13G/A filed with the SEC dated February 13, 2015. PVAM Perlus Microcap Fund L.P. (formerly the Perlus Microcap Fund L.P.), 5th Floor, 37 Esplanade, St. Helier, Jersey, Channel Islands JE1 2TR, may be deemed the beneficial owners of 1,404,526 shares outstanding as of December 31, 2014.
(4)	Based on a Schedule 13G filed with the SEC dated April 10, 2014, Wellington Trust Company, National Association Multiple Common Trust Funds Trust, Micro Cap Equity Portfolio c/o Wellington Trust Company, 280 Congress Street, Boston, MA 02210, may be deemed the beneficial owners of 1,776,800 shares outstanding as of December 31, 2014.
(5)	Mr. Smith and Ms. Budrunas are married and hold an aggregate of 2,471,647 shares of common stock, or approximately 17 percent of outstanding common stock.
(6)	Includes 266,667 shares of restricted stock which will vest in two equal installments on June 5, 2015 and June 5, 2016.
(7)	Includes 200,000 shares of restricted stock which will vest in two equal installments on June 5, 2015 and June 5, 2016.
(8)	Includes 20,000 shares of restricted stock, which will vest in two equal installments on May 28, 2015 and May 28, 2016.
(9)	Includes 30,000 shares of restricted stock, which will vest in three equal installments on May 1, 2015, May 1, 2016 and May 1, 2017.

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

Director Independence

We believe that Messrs. Warner and Carden are “independent” under the requirements of Rule 303A.02 of the NYSE Listed Company Manual.

ITEM 14.                Principal Accountant Fees and Services

We retained Hein & Associates LLP (“HEIN”) as our principal accountant in 2011. We had no relationship with HEIN prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to HEIN for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2014 and 2013, and for other services rendered during those years on behalf of Deep Down and its subsidiaries:

	December 31, 2014	December 31, 2013
(i) Audit Fees	$169,835	$200,019
(ii) Audit Related Fees	–	–
(iii) Tax Fees	49,348	41,500
(iv) All Other Fees	–	–

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

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial statements of Deep Down, Inc. and subsidiaries are filed as part of this Report under Item 8 – Financial Statements and Supplementary Data:

(b)	Exhibits.

2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).
3.1	Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Amended and Restated By-Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
4.1	Securities Purchase Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 16, 2013).
4.2	Registration Rights Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on September 16, 2013).
10.1	Amended and Restated Credit Agreement, entered into as of April 14, 2010, between Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.31 to our Form 10-K filed on April 15, 2010).
10.2	First Amendment to Amended and Restated Credit Agreement, dated December 31, 2010, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.4 to our Form 8-K filed on January 5, 2011).10
10.3	Second Amendment to Amended and Restated Credit Agreement, dated April 12, 2011, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated by reference from Exhibit 10.42 to our Form 10-K filed on April 15, 2011).
10.4	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 15, 2011).
10.5	Fourth Amendment to Amended and Restated Credit Agreement, dated April 15, 2012, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 10-Q filed on May 15, 2012).
10.6	Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 5, 2013, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 12, 2013).

10.7	Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2014, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 22, 2014).
10.8	Seventh Amendment to Amended and Restated Credit Agreement and Waiver, dated as of March 30, 2015, by and among Deep Down, Inc. and Whitney Bank.
10.9

Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed on November 14, 2008).

10.10	Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.5 to our Form 10-K filed on March 16, 2009).
10.11

Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed on November 14, 2008).

10.12	Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.7 to our Form 10-K filed on March 16, 2009).
10.13

First Amendment to Security Agreement, dated as of December 18, 2008, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed on December 19, 2008).

10.14	Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).
10.15	Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).
10.16	Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender (incorporated by reference from Exhibit 10.36 to our Form 10-K filed on April 15, 2011).
10.17	First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated by reference from Exhibit 10.37 to our Form 10-K filed on April 15, 2010).
10.18	First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated by reference from Exhibit 10.38 to our Form 10-K filed on April 15, 2010).
10.19	Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed on March 16, 2009).
10.20	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.21†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).
10.22†

Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.23	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed on July 21, 2008).
10.24	Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).

10.25	Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).
10.26	Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).
10.27	Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).
10.28	Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).
10.29	Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).
10.30	Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).
10.31	Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed on January 5, 2011).
10.32	Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed on January 5, 2011).
10.33	First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2011).
10.34	Stock Repurchase Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.35	Acquisition Term Note, dated June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.36	Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 14, 2011).
10.37	Carousel Term Note, dated April 15, 2014, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 22, 2014).
10.38	Equipment Term Note, dated as of March 5, 2013, made by Deep Down, Inc. to the order of Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 12, 2013).
10.39	Building and Land Lease Agreement between W&P Development Corporation, as Landlord, and Deep Down, Inc., as Tenant, dated effective June 1, 2013 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 21, 2013).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct. (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1*	Subsidiary list.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

By: /s/ Ira B. Selya
Ira B. Selya
Corporate Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ Ronald E. Smith	President, Chief Executive Officer and Director
Ronald E. Smith	(Principal Executive Officer

/s/ Eugene L. Butler	Executive Chairman and Chief Financial Officer
Eugene L. Butler	(Principal Financial Officer)

/s/ Mary L. Budrunas	Vice-President, Corporate Secretary and Director
Mary L. Budrunas

/s/ Randolph W. Warner	Director
Randolph W. Warner

/s/ Mark Carden	Director
Mark Carden

Date: March 31, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).
3.1	Articles of Incorporation of Deep Down, Inc. (conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Amended and Restated By Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
4.1	Securities Purchase Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 16, 2013).
4.2	Registration Rights Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on September 16, 2013).
10.1	Amended and Restated Credit Agreement, entered into as of April 14, 2010, between Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.31 to our Form 10-K filed on April 15, 2010).
10.2	First Amendment to Amended and Restated Credit Agreement, dated December 31, 2010, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.4 to our Form 8-K filed on January 5, 2011).10
10.3	Second Amendment to Amended and Restated Credit Agreement, dated April 12, 2011, by and among Deep Down, Inc., as borrower, and Whitney National Bank, as lender, including the Guarantor’s Consent and Agreement as signed on behalf of ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc. and Deep Down International Holdings, LLC (incorporated by reference from Exhibit 10.42 to our Form 10-K filed on April 15, 2011).
10.4	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 15, 2011).
10.5	Fourth Amendment to Amended and Restated Credit Agreement, dated April 15, 2012, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 10-Q filed on May 15, 2012).
10.6	Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 5, 2013, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 12, 2013).
10.7	Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2014, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 22, 2014).
10.8	Seventh Amendment to Amended and Restated Credit Agreement and Waiver, dated as of March 30, 2015, by and among Deep Down, Inc. and Whitney Bank.
10.9

Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed on November 14, 2008).

10.10	Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.5 to our Form 10-K filed on March 16, 2009).
10.11

Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed on November 14, 2008).

10.12	Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.7 to our Form 10-K filed on March 16, 2009).
10.13

First Amendment to Security Agreement, dated as of December 18, 2008, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed on December 19, 2008).

10.14	Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).
10.15	Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).
10.16	Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender (incorporated by reference from Exhibit 10.36 to our Form 10-K filed on April 15, 2011).
10.17	First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated by reference from Exhibit 10.37 to our Form 10-K filed on April 15, 2010).
10.18	First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated by reference from Exhibit 10.38 to our Form 10-K filed on April 15, 2010).
10.19	Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed on March 16, 2009).
10.20	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.21†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).
10.22†

Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.23	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed on July 21, 2008).
10.24	Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).
10.25	Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).
10.26	Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).
10.27	Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).
10.28	Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).

10.29	Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).
10.30	Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).
10.31	Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed on January 5, 2011).
10.32	Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed on January 5, 2011).
10.33	First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2011).
10.34	Stock Repurchase Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.35	Acquisition Term Note, dated June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.36	Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 14, 2011).
10.37	Carousel Term Note, dated April 15, 2014, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 22, 2014).
10.38	Equipment Term Note, dated as of March 5, 2013, made by Deep Down, Inc. to the order of Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 12, 2013).
10.39	Building and Land Lease Agreement between W&P Development Corporation, as Landlord, and Deep Down, Inc., as Tenant, dated effective June 1, 2013 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 21, 2013).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct. (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1*	Subsidiary list.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

__________________

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Deep Down, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.

Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deep Down, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas

March 31, 2015

DEEP DOWN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)
ASSETS
Current assets:	December 31, 2014	December 31, 2013
Cash (included in the December 31, 2014 balance is a compensating balance of $3,900) (Note 7)	$5,312	$5,260
Accounts receivable, net of allowance of $498 and $1,006, respectively	6,488	4,979
Inventory, net	3,127	254
Costs and estimated earnings in excess of billings on uncompleted contracts	6,808	5,847
Prepaid expenses and other current assets	280	274
Total current assets	22,015	16,614
Property, plant and equipment, net	11,732	15,395
Investment in joint venture	–	468
Intangibles, net	82	119
Goodwill	–	4,916
Other assets	891	790
Total assets	$34,720	$38,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,139	$2,788
Billings in excess of costs and estimated earnings on uncompleted contracts	–	201
Current portion of long-term debt	5,615	1,716
Total current liabilities	9,754	4,705
Long-term debt, net	–	3,218
Total liabilities	9,754	7,923

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 15,130 and 15,261 shares issued and outstanding, respectively	15	15
Additional paid-in capital	72,532	72,142
Accumulated deficit	(47,581)	(41,778)
Total stockholders' equity	24,966	30,379
Total liabilities and stockholders' equity	$34,720	$38,302

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	Year Ended
	December 31,
(In thousands, except per share amounts)	2014	2013

Revenues	$28,630	$29,593
Cost of sales:
Cost of sales	18,610	19,454
Depreciation expense	1,423	1,425
Total cost of sales	20,033	20,879
Gross profit	8,597	8,714
Operating expenses:
Selling, general and administrative	9,440	8,769
Goodwill impairment	4,916	–
Depreciation and amortization	176	158
Total operating expenses	14,532	8,927
Operating loss	(5,935)	(213)
Other income (expense):
Interest expense, net	(205)	(195)
Equity in net income (loss) of joint venture	32	(16)
Other, net	315	(189)
Total other income (expense)	142	(400)
Loss before income taxes	(5,793)	(613)
Income tax (expense) benefit	(10)	18
Net loss	$(5,803)	$(595)

Net loss per share:
Basic	$(0.38)	$(0.05)
Diluted	$(0.38)	$(0.05)

Weighted-average shares outstanding:
Basic	15,179	11,858
Diluted	15,179	11,860

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

			Additional
	Common Stock		Paid-in	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Deficit	Total

Balance at December 31, 2012	10,152	$10	$63,970	$(41,183)	$22,797

Net loss	–	–	–	(595)	(595)
Restricted stock awards	730	1	(1)	–	–
Issuance of common stock, net	4,444	4	7,624	–	7,628
Nonvested restricted stock award shares forfeited and retired	(33)	–	–	–	–
Shares surrendered to settle employee tax liabilities and retired	(32)	–	(61)	–	(61)
Share-based compensation	–	–	610	–	610
Balance at December 31, 2013	15,261	$15	$72,142	$(41,778)	$30,379

Net loss	–	–	–	(5,803)	(5,803)
Restricted stock awards	30	–	–	–	–
Shares purchased from an employee and retired	(66)	–	(125)	–	(125)
Shares surrendered to settle employee tax liabilities and retired	(95)	–	(178)	–	(178)
Share-based compensation	–	–	693	–	693
Balance at December 31, 2014	15,130	$15	$72,532	$(47,581)	$24,966

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	Year Ended
	December 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(5,803)	$(595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,599	1,583
Goodwill impairment	4,916	–
Share-based compensation	693	610
Inventory obsolescence	205	–
Bad debt (credit) expense	(19)	61
Equity in net (income) loss of joint venture	(32)	16
Gain on sales of property, plant and equipment	(301)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(1,668)	2,039
Inventory	39	(22)
Costs and estimated earnings in excess of billings on uncompleted contracts	(961)	(3,300)
Prepaid expenses and other current assets	(6)	47
Other assets	43	250
Accounts payable and accrued liabilities	1,351	(1,501)
Deferred revenues	–	(44)
Billings in excess of costs and estimated earnings on uncompleted contracts	(201)	(552)
Net cash used in operating activities	(145)	(1,438)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	921	120
Payments received on notes receivable	20	13
Cash paid for deposits, net	–	(413)
Purchases of property, plant and equipment	(1,755)	(776)
Cash distribution received from joint venture	500	500
Net cash used in investing activities	(314)	(556)

Cash flows from financing activities:
Proceeds from long-term debt	4,700	1,021
Principal payments on long-term debt	(4,019)	(2,873)
Compensating balance	(3,900)	–
Deferred financing costs on bank term loan	(45)	(45)
Proceeds from issuance of common stock, net	–	7,628
Cash paid for purchase of our common stock	(125)	–
Net cash (used in) provided by financing activities	(3,389)	5,731
(Decrease) increase in cash and cash equivalents	(3,848)	3,737
Cash and cash equivalents, beginning of year	5,260	1,523
Cash and cash equivalents, end of year	$1,412	$5,260

Supplemental schedule of operating, investing and financing activities:
Cash paid for interest	$208	$170
Property, plant and equipment acquired via debt	$–	$3,170
Shares of common stock surrendered to settle employee payroll tax liabilities	$178	$61
Reclassification of equipment from property, plant and equipment to finished goods inventory	$3,117	$–
Reclassification of land and buildings purchase price from deposits in other assets to property, plant and equipment	$500	$–
Sale of land and buildings to an employee in exchange for note receivable in other assets	$600	$–

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

(In thousands, except per share amounts)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

Deep Down, Inc., a Nevada corporation (“Deep Down Nevada”), and its directly and indirectly wholly-owned subsidiaries, Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Deep Down International Holdings, LLC, a Nevada limitedliability company; and Deep Down Brasil - Solucoes em Petroleo e Gas, Ltda, a Brazilian limited liability company (“Deep Down Brasil”), (collectively referred to as “Deep Down”, “we”, “us” or the “Company”) is an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, flotation and Remote Operated Vehicles (“ROVs”) and related services. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Deep Down’s primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

Liquidity

As a deepwater service provider, our revenues, profitability, cash flows, and future rate of growth are dependent on the condition of the global oil and gas industry generally, and our customers’ ability to invest capital for offshore exploration, drilling and production and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. We enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delays in payments by significant customers or delays in completion of our contracts for any reason. While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective. We are dependent on our cash flows from operations to fund our working capital requirements and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations, which may require us to raise additional debt or equity capital. There can be no assurance that we could raise additional capital.

During the fiscal years ended December 31, 2014 and 2013, we supplemented the financing of our capital needs primarily through debt and equity financings. Since 2008, we have maintained a credit facility with Whitney Bank, a state chartered bank (“Whitney”); see additional discussion in Note 7, “Long-Term Debt”, of the Notes to Consolidated Financial Statements. During the third quarter of 2013, we issued an additional 4,444 shares of common stock in a private placement resulting in net cash proceeds of $7,628.

Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2014 and 2013. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to previously reported net income (loss) or cash flows.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates used in our financial statements relate to revenue recognition where we use percentage-of completion accounting on our large fixed-price contracts, goodwill and the allowance for doubtful accounts. These estimates require judgments, which we base on historical experience and on various other assumptions, as well as specific circumstances. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates.

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

(In thousands, except per share amounts)

Segments

For the years ended December 31, 2014 and 2013, we only had one operating and reporting segment, Deep Down Delaware.

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

Our financial instruments consist primarily of cash equivalents, trade receivables and payables, and debt instruments.  The carrying values of cash equivalents and trade receivables and payables approximated their fair values at December 31, 2014 and 2013 due to their short-term maturities. The carrying values of our debt instruments approximate their fair values at December 31, 2014 and 2013 because the interest rates approximate current market rates.

Accounts Receivable

Trade receivables are uncollateralized customer obligations due under normal trade terms. We provide an allowance for doubtful trade receivables based on a specific review of each customer’s trade receivable balance with respect to their ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2014 and 2013, we estimated the allowance for doubtful accounts requirement to be $498 and $1,006, respectively. Bad debt (credit) expense totaled $(19) and $61 for the years ended December 31, 2014 and 2013, respectively.

Concentration of Credit Risk

As of December 31, 2014, three of our customers accounted for 34 percent, 26 percent and 14 percent of total trade accounts receivable. As of December 31, 2013, five of our customers accounted for 31 percent, 14 percent, 14 percent, 12 percent and 9 percent of total trade accounts receivable.

For the year ended December 31, 2014, our five largest customers accounted for 26 percent, 19 percent, 11 percent, 7 percent and 7 percent of total revenues. For the year ended December 31, 2013, our five largest customers accounted for 38 percent, 13 percent, 11 percent, 8 percent and 7 percent of total revenues.

The loss of one or more of these customers could have a material impact on our results of operations.

Inventory

Inventory, which consists of finished goods, work-in-progress and spare parts and materials used in our operations, is stated at the lower of cost or market, net of reserve for obsolescence. The obsolescence reserve was $205 as of December 31, 2014 and $0 as of December 31, 2013.

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

(In thousands, except per share amounts)

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

Goodwill. Goodwill is the excess of cost of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization, but is tested for impairment annually at year-end or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include an adverse change in the business climate or a change in the assessment of future operations of a reporting unit.

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

The first step is to compare the estimated fair value of each reporting unit with goodwill to its carrying amount, including goodwill. To determine fair value estimates, the Company uses the income approach based on discounted cash flow analyses, combined with a market-based approach. The market-based approach considers valuation comparisons of recent public sale transactions of similar businesses and earnings multiples of publicly traded businesses operating in industries consistent with the reporting unit. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is performed to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

There was no impairment of goodwill for the year ended December 31, 2013.  The quantitative assessment of goodwill we performed as of December 31, 2014, which was a Level 3 fair value determination (based on estimated discounted cash flows), indicated that goodwill was impaired. This result occurred primarily due to the adverse impact of recently declining oil prices on current and anticipated future oil and gas development activity. We recorded goodwill impairment expense of $4,916 for the year ended December 31, 2014.

Equity Method Investments

Equity method investments in joint ventures are reported as investments in joint venture on the consolidated balance sheets, and our share of earnings or losses in the joint venture is reported as equity in net income or loss of joint venture in the consolidated statements of operations.

Lease Obligations

We lease land, buildings, vehicles and certain equipment under non-cancellable operating leases.  Since February 2009, we have leased our corporate headquarters in Houston, Texas, under a non-cancellable operating lease. Deep Down Delaware leases indoor manufacturing space and leases office, warehouse and operating space in Channelview, Texas, Houston, Texas and in Morgan City, Louisiana, under non-cancellable operating leases. As a result of the consolidation of Mako Technology, LLC’s operations into Deep Down Delaware in August 2012, in December 2012, we sub-leased our leased property in Morgan City, Louisiana to a third party. We also lease certain office and other operating equipment under capital leases; the related assets are included with property, plant and equipment on the consolidated balance sheets.

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

(In thousands, except per share amounts)

At the inception of a lease, we evaluate the agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for such an evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

Revenue Recognition

We recognize revenue once the following four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the equipment has occurred or services have been rendered, (iii) the price of the equipment or service is fixed or determinable and (iv) collectability of the related receivable is reasonably assured. Service revenue is recognized as the service is provided, and time and materials contracts are billed on a bi-weekly or monthly basis as costs are incurred. Customer billings for shipping and handling charges are included in revenue. Revenues are recorded net of sales taxes.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

(In thousands, except per share amounts)

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

Share-Based Compensation

We record share-based awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2014, we had two types of share-based employee compensation: stock options and restricted stock.

Key assumptions used in the Black-Scholes model for stock option valuations include (1) expected volatility (2) expected term (3) discount rate and (4) expected dividend yield. Volumes are low and small trades can have a major impact on prices, so we based our estimates of volatility on a representative peer group consisting of companies in the same industry, with similar market capitalizations and similar stage of development. Additionally, we continue to use the simplified method related to employee option grants.

Earnings or Loss per Common Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net earnings or loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net earnings or loss by the weighted average number of common shares and dilutive common stock equivalents (stock options) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and warrants to purchase common stock were exercised for shares of common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective January 1, 2017. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

(In thousands, except per share amounts)

NOTE 2:                 INVENTORY

The components of inventory are summarized below:

	December 31, 2014	December 31, 2013
Spare parts	$205	$209
Reserve for obsolescence	(205)	–
Work in progress	10	45
Finished goods	3,117	–
Inventory, net	$3,127	$254

The finished goods inventory balance of $3,117 at December 31, 2014 consists of a 3.5 metric ton portable umbilical carousel which we fabricated and bought back from a customer in November 2013 and are currently holding for sale.

NOTE 3:                 COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized below:

	December 31, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$10,500	$14,496
Estimated earnings on uncompleted contracts	3,893	5,539
	14,393	20,035
Less: Billings to date on uncompleted contracts	(7,585)	(14,389)
	$6,808	$5,646

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,808	$5,847
Billings in excess of costs and estimated earnings on uncompleted contracts	–	(201)
	$6,808	$5,646

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2014 and 2013 consisted primarily of earned but unbilled revenues related to fixed-price projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at December 31, 2013 consisted primarily of unearned billings related to fixed-price projects.

NOTE 4:                 INVESTMENT IN JOINT VENTURE

Effective December 31, 2010, we engaged in a transaction in which all of the operating assets and substantially all of the liabilities of a former subsidiary were contributed, along with other contributions we made, to the Cuming Flotation Technologies, LLC joint venture (“CFT”) in return for a 20 percent common unit ownership interest.

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

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

The components of our investment in joint venture are summarized below:

Investment in joint venture, December 31, 2012	$984
Equity in net loss of CFT for the year ended December 31, 2013	(16)
Cash distribution from CFT for the year ended December 31, 2013	(500)
Investment in joint venture, December 31, 2013	$468
Equity in net income of CFT for the year ended December 31, 2014	32
Cash distribution from CFT for the year ended December 31, 2014	(500)
Investment in joint venture, December 31, 2014	$–

NOTE 5:                 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31, 2014 and 2013:

			Range of
	December 31, 2014	December 31, 2013	Asset Lives
Land	$1,582	$1,582	–
Buildings and improvements	1,447	1,571	7 - 36 years
Leasehold improvements	696	602	2 - 5 years
Equipment	14,015	17,840	2 - 30 years
Furniture, computers and office equipment	1,289	1,329	2 - 8 years
Construction in progress	1,413	189	–
Total property, plant and equipment	20,442	23,113
Less: Accumulated depreciation and amortization	(8,710)	(7,718)
Property, plant and equipment, net	$11,732	$15,395

Included in property, plant and equipment are assets under capital lease of $253 at December 31, 2014 and 2013, with related accumulated amortization of $72 and $55 at December 31, 2014 and 2013, respectively. See Note 7, “Long-term Debt”, of the Notes to Consolidated Financial Statements for debt associated with these capital leases.

Depreciation expense excluded from cost of sales in the accompanying consolidated statements of operations was $158 and $139 for the years ended December 31, 2014 and 2013, respectively. Depreciation expense included in cost of sales in the accompanying consolidated statements of operations was $1,423 and $1,425 for the years ended December 31, 2014 and 2013, respectively.

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets begin being depreciated once they are placed in service.

NOTE 6:                 GOODWILL

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses.

There was no impairment of goodwill for the year ended December 31, 2013.  The quantitative assessment of goodwill we performed as of December 31, 2014, which was a Level 3 fair value determination (based on estimated discounted cash flows), indicated that goodwill was impaired. This result occurred primarily due to the adverse impact of recently declining oil prices on current and anticipated future oil and gas development activity. We recorded goodwill impairment expense of $4,916 for the year ended December 31, 2014.

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

(In thousands, except per share amounts)

NOTE 7:                 LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2014	December 31, 2013
Whitney Credit Facility	$5,560	$1,917
Note payable	–	2,906
Capital lease obligations	55	111
Total long-term debt	5,615	4,934
Less: Current portion of long-term debt	(5,615)	(1,716)
Long-term debt, net of current portion	$–	$3,218

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney.  The Facility has been amended and restated several times, most recently effective March 30, 2015 when we entered into the seventh amendment (“Seventh Amendment”).

The relevant terms of the Seventh Amendment include:

•	a change to the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to permit in the calculation, in the quarter ended December 31, 2014, the add-back of a non-recurring charge of $4,916 related to the impairment of our goodwill;

•	a waiver, for the quarter ended December 31, 2014, for our noncompliance with the fixed charge coverage ratio covenant under the Facility;

•	that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility subsequent to the quarter ended December 31, 2014.

Other current relevant terms of the Facility include:

•	a committed amount of $5,000 under the revolving credit facility (“Revolving Credit Facility”), maturing June 30, 2015, subject to a borrowing base limitation based on eligible trade accounts receivable; the Revolving Credit Facility may be used to borrow cash (at an interest rate of 3.5 percent per annum) or to issue bank letters of credit (at a fee of 1 percent per annum); both cash borrowings and the issuance of bank letters of credit reduce the available capacity under the commitment; the available borrowing and letter of credit capacity under the Revolving Credit Facility at December 31, 2014 was $1,971;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayment of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014;

•	outstanding balances under the Facility are secured by all of the Company’s assets.

As of December 31, 2014, the Company’s indebtedness under the Facility consisted of the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility was $2,000, $1,815, and $ 1,745, respectively.  Additionally, a bank letter of credit issued under the Revolving Credit Facility in the amount of $415 was outstanding at December 31, 2014 and 2013.  See Note 11 “Commitments and Contingencies”, of the Notes to Consolidated Financial Statements.

As mentioned above, our Facility obligates us to comply with certain financial covenants. They are as follows:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of December 31, 2014: 2.69 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of December 31, 2014: 1.43 to 1.0. As mentioned previously, the Seventh Amendment provided a waiver for our noncompliance with this covenant.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of December 31, 2014: $24,884.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of December 31, 2013, we were in compliance with all of our financial covenants. As of December 31, 2014, we were in compliance with all of our financial covenants, except for the Fixed Charge Coverage Ratio. Whitney has provided us with a waiver for our noncompliance with this covenant. Because we do not believe that it is probable that we will be in compliance with all of our covenants under the Facility for the fiscal quarter ending March 31, 2015, we have classified all of our debt under the Facility as current as of December 31, 2014.

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

(In thousands, except per share amounts)

Note Payable

On November 5, 2013, we entered into a Purchase and Sale Agreement (“PSA”) with a customer to buy back a 3.5 metric ton portable umbilical carousel, which we had fabricated specifically for this customer. The PSA calls for purchase price of $3,293 to be paid in 24 monthly installments of approximately $137, commencing November 5, 2013 through October 5, 2015. We used the proceeds of the Whitney Carousel Term Facility to retire this obligation, and the balance at December 31, 2014 was $0.

Debt Maturities

Maturities of long-term debt as of December 31, 2014 were as follows:

Debt Maturities
Years ended December 31,:
2015	$5,615
2016	–
2017	–
2018	–
2019	–
$5,615

NOTE 8:                 EARNINGS OR LOSS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net earnings or loss per common share calculation:

	Year Ended
	December 31,
	2014	2013
Numerator:
Net loss	$(5,803)	$(595)

Denominator:
Weighted average number of common shares outstanding	15,179	11,858
Effect of dilutive securities	–	2
Denominator for diluted earnings per share	15,179	11,860

Net loss per common share outstanding, basic and diluted	$(0.38)	$(0.05)

At December 31, 2014 and 2013, there were outstanding stock options convertible to 325 and 945 shares of common stock, respectively.

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

(In thousands, except per share amounts)

NOTE 9:                 SHARE-BASED COMPENSATION

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Awards of stock options and stock granted under the Plan have vesting periods of three years. Some awards of stock have performance criteria as an additional condition of vesting. Once vested, stock options may be exercised for up to five years. Share-based compensation expense related to awards is based on the fair value at the date of grant, and is recognized over the requisite expected service period, net of estimated forfeitures. Under the Plan, the total number of options permitted is 15 percent of issued and outstanding common shares.

Summary of Nonvested Shares of Restricted Stock

The following table summarizes the activity of our nonvested restricted stock for the years ended December 31, 2014 and 2013.

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2012	250	$1.80
Granted	730	2.03
Forfeited	(33)	1.80
Vested	(108)	1.80
Nonvested at December 31, 2013	839	$2.00
Granted	30	2.00
Vested	(352)	1.96
Nonvested at December 31, 2014	517	$2.01

In May 2014, we granted 30 shares of restricted stock to an independent director.  These restricted shares will vest over three years in equal tranches on the grant date anniversary, with continued service on our Board of Directors; we are amortizing the related share-based compensation of $53 over the three-year requisite service period.

For the years ended December 31, 2014 and 2013, we recognized a total of $624 and $460, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards was $744 at December 31, 2014. These costs are expected to be recognized as expense over a weighted average period of 1.48 years.

Summary of Stock Options

Based on the shares of common stock outstanding at December 31, 2014, there were approximately 2,270 options available for grant under the Plan as of that date. We determine the fair value of stock options on the date of the grant using the Black-Scholes option pricing model.

For the years ended December 31, 2014 and 2013, we recognized a total of $69 and $150, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized portion of the estimated fair value of outstanding stock options was $0 at December 31, 2014.

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

(In thousands, except per share amounts)

The following table summarizes our stock option activity for the years ended December 31, 2014 and 2013:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2012	1,008	$2.00	2.4
Cancellations & Forfeitures	(63)	1.93
Outstanding at December 31, 2013	945	$1.98	1.3
Cancellations & Forfeitures	(620)	2.08
Outstanding at December 31, 2014	325	$1.80	1.4
Exercisable at December 31, 2014	325	$1.80	1.4

The aggregate intrinsic value is based on the closing price of $0.80 on December 31, 2014. As of December 31, 2014, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0. The total fair value of stock options vested during the year ended December 31, 2014 was $0.

NOTE 10:               INCOME TAXES

The provision for income taxes is comprised of the following for the years ended December 31, 2014 and 2013.

	Year Ended
	December 31,
	2014	2013
Federal:
Current	$19	$(4)
Deferred	(202)	(36)
Total	$(183)	$(40)
State:
Current	$(9)	$(14)
Deferred	202	36
Total	$193	$22
Total income tax expense (benefit)	$10	$(18)

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate before income taxes for the reasons set forth below for the years ended December 31, 2014 and 2013.

	Year Ended
	December 31,
	2014		2013
Income tax benefit at federal statutory rate	34.00%		34.00%
State taxes, net of federal expense	(3.39%	)	(4.32%	)
Return to provision adjustments	2.06%		47.30%
Goodwill impairment	(28.86%	)	0.00%
Valuation allowance	(9.16%	)	(67.93%	)
Research and development credits	6.49%		0.00%
Other permanent differences	(0.19%	)	(6.03%	)
Other , net	(1.12%	)	0.00%
Total effective rate	(0.17%	)	3.02%

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

(In thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follow at December 31, 2014 and 2013:

	Year Ended
	December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$172	$198
Net operating loss	4,814	5,258
Share-based compensation	1,071	1,140
Investment in joint venture	4,063	4,599
Other	579	90
Total deferred tax assets	$10,699	$11,285
Deferred tax liabilities:
Depreciation and amortization on property, plant and equipment	$(1,797)	$(2,797)
Amortization of intangibles	58	(59)
Total deferred tax liabilities	$(1,739)	$(2,856)
Less: valuation allowance	(8,960)	(8,429)
Net deferred tax position	$–	$–

We have $13,912 in net operating loss (“NOL”) carry forwards available to offset future taxable income. These federal NOL’s will expire at various dates through 2029. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2014. Our tax returns from the tax years ended December 31, 2010 through December 31, 2013 are open to examination by the IRS.

NOTE 11:               COMMITMENTS AND CONTINGENCIES

Litigation

We are from time to time involved in legal proceedings arising from the normal course of business. As of the date of this Report, we are not currently involved in any material legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2023.

Notes to Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

(In thousands, except per share amounts)

At December 31, 2014, future minimum contractual lease obligations were as follows:

Years ending December 31,:	Capital Leases	Operating Leases
2015	$58	$1,458
2016	–	1,321
2017	–	1,155
2018	–	1,155
2019	–	1,089
Thereafter	–	3,690
Total minimum lease payments	$58	$9,868
Residual principal balance	–
Amount representing interest	(3)
Present value of minimum lease payments	$55
Less current maturities of capital lease obligations	(55)
Long-term contractual obligations	$–

Rent expense for the years ended December 31, 2014 and 2013 was $1,508 and $1,007, respectively.

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. Letters of credit outstanding at December 31, 2014 and 2013 under the Fifth Amendment with Whitney were $415

Employment Agreements

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

In addition, subject to executing a general release in favor of the Company, the Executive will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by the Executive with “good reason.” These severance payments include: (i) a lump sum in cash equal to one to three times the Executive’s annual base salary; (ii) a lump sum in cash equal to one to two times the average annual bonus paid to the Executive for the prior two full fiscal years preceding the date of termination; (iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement, but no less than fifty percent of Executive’s annual base salary; and (iv) if the Executive’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the Executive shall immediately vest and become exercisable.

NOTE 12:  SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

On March 30, 2015, we entered into a Seventh Amendment with Whitney. See additional discussion in Note 7, “Long-Term Debt”, of the Notes to Consolidated Financial Statements.

