Form 10-Q
period 2015-03-31
Deep Down, Inc.
filed 2015-05-15
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At May 11, 2015, there were 15,130,601 shares outstanding of Common Stock, par value $0.001 per share.

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

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2014, other periodic and current reports we file with the SEC or this Report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)
	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash (including a compensating balance of $3,900) (Note 6)	$5,658	$5,312
Accounts receivable, net of allowance for doubtful accounts of $0 and $498, respectively	8,064	6,488
Inventory, net of reserve for obsolescence of $0 and $205, respectively	3,241	3,127
Costs and estimated earnings in excess of billings on uncompleted contracts	5,946	6,808
Prepaid expenses and other current assets	177	280
Total current assets	23,086	22,015
Property, plant and equipment, net	11,538	11,732
Intangibles, net	80	82
Other assets	870	891
Total assets	$35,574	$34,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,692	$4,139
Billings in excess of costs and estimated earnings on uncompleted contracts	634	–
Current portion of long-term debt	6,453	5,615
Total current liabilities	10,779	9,754
Total liabilities	10,779	9,754

Commitments and contingencies (Notes 6 and 9)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 15,131 shares issued and outstanding	15	15
Additional paid-in capital	72,658	72,532
Accumulated deficit	(47,878)	(47,581)
Total stockholders' equity	24,795	24,966
Total liabilities and stockholders' equity	$35,574	$34,720

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2015	2014
Revenues	$6,839	$6,163
Cost of sales:
Cost of sales	4,263	3,528
Depreciation expense	341	367
Total cost of sales	4,604	3,895
Gross profit	2,235	2,268
Operating expenses:
Selling, general and administrative	2,427	2,156
Depreciation and amortization	38	43
Total operating expenses	2,465	2,199
Operating (loss) income	(230)	69
Other income (expense):
Interest expense, net	(61)	(61)
Other, net	–	373
Total other income (expense)	(61)	312
(Loss) income before income taxes	(291)	381
Income tax expense	(6)	(9)
Net (loss) income	$(297)	$372

Net (loss) income per share:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

Weighted-average shares outstanding:
Basic	15,131	15,238
Diluted	15,131	15,238

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net (loss) income	$(297)	$372
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	126	135
Bad debt credit	–	(44)
Depreciation and amortization	379	410
Gain on sale of property, plant and equipment	–	(373)
Changes in assets and liabilities:
Accounts receivable	(1,576)	(1,272)
Inventory	(114)	(2)
Costs and estimated earnings in excess of billings on uncompleted contracts	862	939
Prepaid expenses and other current assets	103	82
Other assets	9	31
Accounts payable and accrued liabilities	(448)	(435)
Billings in excess of costs and estimated earnings on uncompleted contracts	634	111
Net cash used in operating activities	(322)	(46)

Cash flows from investing activities:
Purchases of property, plant and equipment	(179)	(245)
Proceeds from sale of property, plant and equipment	–	900
Cash paid for deposits	–	(47)
Repayments on notes receivable	9	16
Net cash (used in) provided by investing activities	(170)	624

Cash flows from financing activities:
Cash paid for purchase of our common stock	–	(125)
Proceeds from bank loan drawn for working capital purposes	1,000	–
Repayments of long-term debt	(162)	(422)
Net cash provided by (used in) financing activities	838	(547)
Change in cash	346	31
Cash, beginning of period	1,412	5,260
Cash, end of period	$1,758	$5,291

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its directly and indirectly wholly-owned subsidiaries (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q.  As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 31, 2015 with the Commission.

Preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, then the actual amounts may differ from those included in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Certain previously reported amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Segments

For the three months ended March 31, 2015 and 2014, we only had one operating and reporting segment, Deep Down Delaware.

NOTE 2: LIQUIDITY AND FINANCIAL CONDITION

During the fiscal periods ended March 31, 2015 and December 31, 2014, we supplemented our capital needs primarily through debt. Since 2008, we have maintained a credit facility with Whitney Bank, a state chartered bank (“Whitney”); see additional discussion in Note 6, “Long-Term Debt”, to the unaudited condensed consolidated financial statements.

NOTE 3: INVENTORY

The components of inventory are summarized below:

	March 31, 2015	December 31, 2014
Spare parts	$–	$205
Reserve for obsolescence	–	(205)
Work in progress	124	10
Finished goods	3,117	3,117
Inventory, net	$3,241	$3,127

The finished goods inventory balance of $3,117 consists of a 3,500 MT portable umbilical carousel which we fabricated and bought back from a customer in November 2013 and are currently holding for sale.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 4: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	March 31, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$12,979	$10,500
Estimated earnings on uncompleted contracts	4,841	3,893
	17,820	14,393
Less: Billings to date on uncompleted contracts	(12,508)	(7,585)
	$5,312	$6,808

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,946	$6,808
Billings in excess of costs and estimated earnings on uncompleted contracts	(634)	–
	$5,312	$6,808

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2015 and December 31, 2014 consisted of earned but unbilled revenues related to fixed-price projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at March 31, 2015 and December 31, 2014 consisted of unearned billings related to fixed-price projects.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	March 31, 2015	December 31, 2014	Asset Lives
Land	$1,582	$1,582	–
Buildings and improvements	1,447	1,447	7 - 36 years
Leasehold improvements	696	696	2 - 5 years
Equipment	14,015	14,015	2 - 30 years
Furniture, computers and office equipment	1,290	1,289	2 - 8 years
Construction in progress	1,592	1,413	–
Total property, plant and equipment	20,622	20,442
Less: Accumulated depreciation and amortization	(9,084)	(8,710)
Property, plant and equipment, net	$11,538	$11,732

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
Whitney credit facility	$6,412	$5,560
Capital lease obligations	41	55
Total long-term debt	6,453	5,615
Less: Current portion of long-term debt	(6,453)	(5,615)
Long-term debt, net of current portion	$–	$–

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney.  The Facility has been amended and restated several times, most recently effective March 30, 2015 when we entered into the seventh amendment (“Seventh Amendment”).

The relevant terms of the Seventh Amendment include:

•	a change to the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to permit in the calculation, in the quarter ended December 31, 2014, the add-back of a non-recurring charge of $4,916 related to the impairment of our goodwill;

•	a waiver, for the quarter ended December 31, 2014, for our noncompliance with the fixed charge coverage ratio covenant under the Facility;

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility subsequent to the quarter ended December 31, 2014.

Other current relevant terms of the Facility include:

•	a committed amount of $5,000 under the revolving credit facility (“Revolving Credit Facility”), maturing June 30, 2015, subject to a borrowing base limitation based on eligible trade accounts receivable; the Revolving Credit Facility may be used to borrow cash (at an interest rate of 3.5 percent per annum) or to issue bank letters of credit (at a fee of 1 percent per annum); both cash borrowings and the issuance of bank letters of credit reduce the available capacity under the commitment; the available borrowing and letter of credit capacity under the Revolving Credit Facility at March 31, 2015 was $1,585;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayment of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014;

•	outstanding balances under the Facility are secured by all of the Company’s assets.

As of March 31, 2015, the Company had indebtedness under the Facility consisting of the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility, in amounts equal to $3,000, $1,797, and $ 1,615, respectively.  Additionally, a bank letter of credit issued under the Revolving Credit Facility in the amount of $415 was outstanding at March 31, 2015 and December 31, 2014.  See Note 9 “Commitments and Contingencies”, of the notes to unaudited condensed consolidated financial statements.

As mentioned above, our Facility obligates us to comply with certain financial covenants. They are as follows:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of March 31, 2015: 4.69 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of March 31, 2015: 1.15 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of March 31, 2015: $24,715.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of March 31, 2015, we were in partial compliance with our financial covenants, except for the Leverage Ratio and Fixed Charge Coverage Ratio requirements. Whitney has provided us with a waiver for our noncompliance with these covenants. Because we do not believe that it is probable that we will be in compliance with all of our covenants under the Facility for the fiscal quarter ending June 30, 2015, we have classified all of our debt under the Facility as current as of March 31, 2015.

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

Summary of Nonvested Shares of Restricted Stock

For the three months ended March 31, 2015 and 2014, we recognized a total of $126 and $110, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards was $618 at March 31, 2015. These costs are expected to be recognized as expense over a weighted average period of 1.23 years.

Summary of Stock Options

For the three months ended March 31, 2015 and 2014, we recognized a total of $0 and $25, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized portion of the estimated fair value of non-vested stock options was $0 at March 31, 2015.

NOTE 8: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at March 31, 2015 and December 31, 2014 management has recorded a full deferred tax asset valuation allowance.

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

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There was $415 in LC’s outstanding at March 31, 2015 and December 31, 2014.

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

At March 31, 2015 and 2014, there were outstanding stock options convertible to 325 and 825 shares of common stock, respectively, all of which were anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

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

Industry and Executive Outlook

The oil prices fell from over $100 to $70 per barrel by the end of the year 2014, and continued to fall to a low of $46 during the first quarter 2015. The major oilfield service companies have had substantial reductions in personnel as well as revenues and net income. The oil prices have recovered some and are now approaching $60 per barrel. The outlook on oil prices is still very uncertain and the major service companies are moving very slowly and cautiously going forward. We believe the worldwide offshore subsea projects will continue to be fairly active for the remainder of this year and next year.

Our first quarter, which is typically our slowest quarter, reflected an 11 percent increase in revenues over the first quarter of last year. Our service work is increasing with multiple teams offshore with more to follow. Even though the drop in oil prices has had a significant impact on our customers’ plans, it has been somewhat positive for our service business. Our customers are looking to us for our innovative solutions, which can simplify and shorten the time it takes to solve their problems. Our backlog continues to remain high and is over $30 million and the pace of quoting continues to be very high. There are no major fabrication jobs, such as a carousel, so we expect our margins to strengthen during the year. We continue to believe 2015 will be a good year, and we will continue to focus on cost reductions and cash flow.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues. Revenues for the three months ended March 31, 2015 were $6,839, a $676 (11 percent) increase over the revenues of $6,163 for the three months ended March 31, 2014. This increase is due primarily to mobilization, assembly and rental revenues earned with respect to a 3,500 MT carousel.

Gross profit. Gross profit for the three months ended March 31, 2015 was $2,235, or 33 percent of revenues.  Gross profit for the three months ended March 31, 2014 was $2,268, or 37 percent of revenues. The four percentage-point decrease in gross profit is primarily attributable to additional losses sustained on one of our large fixed-price fabrication projects.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2015 was $2,427, or 35 percent of revenues.  SG&A for the three months ended March 31, 2014 was $2,156, or 35 percent of revenues. The $271 increase is due primarily to increased research and development expense ($77) related to the design and engineering of ROV tooling and a vessel dynamic positioning system; increased payroll and related expense ($73) as one of our executives, whose payroll is normally charged to SG&A, worked on a revenue-generating project during the three months ended March 31, 2014 and the associated payroll was reclassified to cost of sales; decreased bad debt credit ($44); and increased legal expense ($35) related to pending patents and collection of our receivables. The remaining net variance of $42 is not comprised of any individually significant variances.

Other income (expense). For the three months ended March 31, 2014, gain on the sale of property, plant and equipment was $373.

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

The following is a reconciliation of net (loss) income to Modified EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Net (loss) income	$(297)	$372
Add back interest expense, net of interest income	61	61
Add back depreciation and amortization	379	410
Add back income tax expense	6	9
Add back share-based compensation	126	135
Modified EBITDA	$275	$987

Modified EBITDA for the three months ended March 31, 2015 was $275. Modified EBITDA for the three months ended March 31, 2014 was $987. The $712 decrease is primarily attributable to a $373 decrease in gain on sale of property, plant and equipment and a $280 increase in SG&A before share-based compensation expense, due to increases previously mentioned. Additionally, there was a $59 decrease in gross profit before depreciation expense.

Liquidity and Capital Resources

Overview

Historically, we have supplemented the financing of our capital needs through debt and equity financings.

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney.  The Facility has been amended and restated several times, most recently effective March 30, 2015 when we entered into the seventh amendment (“Seventh Amendment”).

The relevant terms of the Seventh Amendment include:

•	a change to the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to permit in the calculation, in the quarter ended December 31, 2014, the add-back of a non-recurring charge of $4,916 related to the impairment of our goodwill;

•	a waiver, for the quarter ended December 31, 2014, for our noncompliance with the fixed charge coverage ratio covenant under the Facility;

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility subsequent to the quarter ended December 31, 2014.

Other current relevant terms of the Facility include:

•	a committed amount of $5,000 under the revolving credit facility (“Revolving Credit Facility”), maturing June 30, 2015, subject to a borrowing base limitation based on eligible trade accounts receivable; the Revolving Credit Facility may be used to borrow cash (at an interest rate of 3.5 percent per annum) or to issue bank letters of credit (at a fee of 1 percent per annum); both cash borrowings and the issuance of bank letters of credit reduce the available capacity under the commitment; the available borrowing and letter of credit capacity under the Revolving Credit Facility at March 31, 2015 was $1,585;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayment of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014;

•	outstanding balances under the Facility are secured by all of the Company’s assets.

As of March 31, 2015, the Company had indebtedness under the Facility consisting of the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility, in amounts equal to $3,000, $1,797, and $ 1,615, respectively.  Additionally, a bank letter of credit issued under the Revolving Credit Facility in the amount of $415 was outstanding at March 31, 2015 and December 31, 2014.  See Note 9 “Commitments and Contingencies”, of the notes to unaudited condensed consolidated financial statements.

As mentioned above, our Facility obligates us to comply with certain financial covenants. They are as follows:

•	Leverage Ratio - The ratio of total debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of March 31, 2015: 4.69 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.5 to 1.0; actual Fixed Charge Coverage Ratio as of March 31, 2015: 1.15 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of March 31, 2015: $24,715.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of March 31, 2015, we were in partial compliance with our financial covenants, except for the Leverage Ratio and Fixed Charge Coverage Ratio requirements. Whitney has provided us with a waiver for our noncompliance with these covenants. Because we do not believe that it is probable that we will be in compliance with all of our covenants under the Facility for the fiscal quarter ending June 30, 2015 we have classified all of our debt under the Facility as current as of March 31, 2015.

As a result of the Credit Facility and cash we expect to generate from operations, we believe we will have adequate liquidity to meet our future operating requirements.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates used in our financial statements relate to revenue recognition where we use percentage-of completion accounting on our large fixed-price contracts, the allowance for doubtful accounts, and the valuation allowance for deferred income tax assets. These estimates require judgments, which we base on historical experience and on various other assumptions, as well as specific circumstances. Estimates may change as new events occur, additional information becomes available or operating environments change.

Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our Critical Accounting Policies.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Management’s Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of March 31, 2015, based on criteria issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting.    The Company’s management, with the participation of the principal executive and principal financial officer, has concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2015.

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

________________________

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.

(Registrant)

Date: May 15, 2015

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

________________________

* Filed or furnished herewith.

