Form 10-Q
period 2015-06-30
Deep Down, Inc.
filed 2015-08-11
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At August 10, 2015, there were 15,031,784 shares of Common Stock outstanding, par value $0.001 per share.

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

ii

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2014, other periodic and current reports we have filed with the SEC or this Report.

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically by our officers, directors and shareholders pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowncorp.com) as soon as reasonably practicable after filed or furnished with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Report.

iii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 6.	Exhibits	15

Signatures		16
Exhibit Index		17

iv

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)
ASSETS
Current assets:	June 30, 2015	December 31, 2014
Cash (including a compensating balance of $3,900) (Note 5)	$4,656	$5,312
Accounts receivable, net of allowance for doubtful accounts of $25 and $498, respectively	11,153	6,488
Inventory, net of reserve for obsolescence of $0 and $205, respectively	3,145	3,127
Costs and estimated earnings in excess of billings on uncompleted contracts	4,661	6,808
Prepaid expenses and other current assets	77	280
Total current assets	23,692	22,015
Property, plant and equipment, net	11,196	11,732
Investment in joint venture	68	—
Intangibles, net	78	82
Other assets	851	891
Total assets	$35,885	$34,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,412	$4,139
Billings in excess of costs and estimated earnings on uncompleted contracts	436	—
Current portion of long-term debt	4,665	2,942
Total current liabilities	8,513	7,081
Long-term debt, net	2,302	2,673
Total liabilities	10,815	9,754

Commitments and contingencies (Notes 5 and 8)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 24,500 shares authorized, 15,032 and 15,131 shares issued and outstanding, respectively	15	15
Additional paid-in capital	72,727	72,532
Accumulated deficit	(47,672)	(47,581)
Total stockholders' equity	25,070	24,966
Total liabilities and stockholders' equity	$35,885	$34,720

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014

Revenues	$6,771	$5,847	$13,609	$12,010
Cost of sales:
Cost of sales	4,132	3,692	8,396	7,220
Depreciation expense	397	356	737	723
Total cost of sales	4,529	4,048	9,133	7,943
Gross profit	2,242	1,799	4,476	4,067
Operating expenses:
Selling, general and administrative	2,003	2,889	4,430	5,045
Depreciation and amortization	67	40	104	83
Total operating expenses	2,070	2,929	4,534	5,128
Operating income (loss)	172	(1,130)	(58)	(1,061)
Other income (expense):
Interest expense, net	(64)	(48)	(125)	(109)
Equity in net income of joint venture	133	—	133	—
Other, net	(27)	(20)	(27)	353
Total other income (expense)	42	(68)	(19)	244
Income (loss) before income taxes	214	(1,198)	(77)	(817)
Income tax (expense) benefit	(8)	18	(14)	9
Net income (loss)	$206	$(1,180)	$(91)	$(808)

Net income (loss) per share:
Basic	$0.01	$(0.08)	$(0.01)	$(0.05)
Fully diluted	$0.01	$(0.08)	$(0.01)	$(0.05)

Weighted-average shares outstanding:
Basic	15,110	15,215	15,120	15,227
Fully diluted	15,110	15,215	15,120	15,227

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(91)	$(808)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in net income of joint venture	(133)	—
Share-based compensation	253	435
Bad debt (credit) expense	(55)	3
Depreciation and amortization	841	806
Gain on disposal of property, plant and equipment, net	—	(317)
Inventory obsolescence expense	—	68
Changes in assets and liabilities:
Accounts receivable, net	(4,668)	(2,638)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,147	3,163
Prepaid expenses and other current assets	203	194
Other assets	45	126
Inventory, net	(18)	(38)
Accounts payable and accrued liabilities	(727)	(172)
Billings in excess of costs and estimated earnings on uncompleted contracts	436	445
Net cash (used in) provided by operating activities	(1,767)	1,267

Cash flows from investing activities:
Purchases of property, plant and equipment	(296)	(665)
Proceeds from sale of property, plant and equipment	—	906
Cash paid for deposits	—	(47)
Repayments on notes receivable	15	4
Distribution from joint venture	65	—
Net cash (used in) provided by investing activities	(216)	198

Cash flows from financing activities:
Cash paid for purchase of our common stock	—	(126)
Proceeds from bank loans	1,750	2,200
Cash paid for deferred financing costs	(25)	(37)
Repayments of long-term debt	(398)	(3,049)
Net cash provided by (used in) financing activities	1,327	(1,012)
Change in cash	(656)	453
Cash at beginning of period, net of compensating balance of $3,900 at December 31, 2014	1,412	5,260
Cash at end of period, net of compensating balance of $3,900 at June 30, 2015	$756	$5,713

Supplemental schedule of significant noncash transactions:
Common stock surrendered by employees related to payroll taxes on vested restricted stock awards	$58	$178
Reclassification of equipment from property, plant and equipment to finished goods inventory	$—	$3,117
Reclassification of land and buildings purchase price from deposits in other assets to property, plant and equipment	$—	$500

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates used in our financial statements relate to revenue recognition where we use percentage-of completion accounting on our large fixed-price contracts, the allowance for doubtful trade accounts receivable and the deferred tax asset valuation allowance. These estimates require judgments, which we base on historical experience and on various other assumptions, as well as specific circumstances. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Segments

For the six months ended June 30, 2015 and 2014, we had only one material operating and reporting segment, Deep Down Delaware.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued a new standard on revenue recognition that supersedes previously issued revenue recognition guidance. This standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. The effective date for this standard was deferred in July 2015 and will now be effective for us beginning in 2018. The standard permits the use of either the retrospective or cumulative effect transition method; therefore we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

NOTE 2: INVENTORY

The components of inventory are summarized below:

	June 30, 2015	December 31, 2014
Spare parts	$—	$205
Reserve for obsolescence	—	(205)
Work in progress	28	10
Finished goods	3,117	3,117
Inventory, net	$3,145	$3,127

The finished goods inventory balance of $3,117 at June 30, 2015 and December 31, 2014 consists of a 3,500 MT portable umbilical carousel which we fabricated and bought back from a customer in November 2013 and are currently holding for sale.

NOTE 3: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	June 30, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$14,741	$10,500
Estimated earnings on uncompleted contracts	5,150	3,893
	19,891	14,393
Less: Billings to date on uncompleted contracts	(15,666)	(7,585)
	$4,225	$6,808

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,661	$6,808
Billings in excess of costs and estimated earnings on uncompleted contracts	(436)	—
	$4,225	$6,808

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2015 and December 31, 2014 consisted of earned but unbilled revenues related to fixed-price projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2015 and December 31, 2014 consisted of unearned billings related to fixed-price projects.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	June 30, 2015	December 31, 2014	Asset Lives
Land	$1,582	$1,582	-
Buildings and improvements	1,447	1,447	7 - 36 years
Leasehold improvements	696	696	2 - 5 years
Equipment	13,975	14,015	2 - 30 years
Furniture, computers and office equipment	1,290	1,289	2 - 8 years
Construction in progress	1,709	1,413	-
Total property, plant and equipment	20,699	20,442
Less: Accumulated depreciation and amortization	(9,503)	(8,710)
Property, plant and equipment, net	$11,196	$11,732

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

NOTE 5: LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
Whitney credit facility	$6,941	$5,560
Capital lease obligations	26	55
Total long-term debt	6,967	5,615
Less: Current portion of long-term debt	(4,665)	(2,942)
Long-term debt, net of current portion	$2,302	$2,673

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney.  The Facility has been amended and restated several times, most recently effective June 30, 2015 when we entered into the eighth amendment (“Eighth Amendment”).

The relevant terms of the Eighth Amendment include:

•	an extension of the maturity date of the revolving credit facility (“Revolving Credit Facility”) to June 30, 2016;

•	a modification of the interest rate with respect to the Revolving Credit Facility to 4.0 percent per annum;

•	a modification of certain financial covenants, specifically the Leverage Ratio and Fixed Charge Coverage Ratio (see further discussion below); and

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility for two consecutive quarters commencing with the quarter ended June 30, 2015.

Other current relevant terms of the Facility include:

•	a committed amount of $5,000 under the Revolving Credit Facility, subject to a borrowing base limitation based on eligible trade accounts receivable; the Revolving Credit Facility may be used to borrow cash (at an interest rate of 4.0 percent per annum) or to issue bank letters of credit (at a fee of 1 percent per annum); both cash borrowings and the issuance of bank letters of credit reduce the available capacity under the commitment; the available borrowing and letter of credit capacity under the Revolving Credit Facility at June 30, 2015 was $835;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayment of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

As of June 30, 2015, the Company had indebtedness to Whitney consisting of the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility, in amounts equal to $3,750, $1,771, and $1,420, respectively.  Additionally, a bank letter of credit issued under the Revolving Credit Facility in the amount of $415 was outstanding at June 30, 2015 and December 31, 2014. This letter of credit expired on July 15, 2015. See Note 8 “Commitments and Contingencies”, of the notes to unaudited condensed consolidated financial statements.

As mentioned above, our Facility obligates us to comply with certain financial covenants. They are as follows:

•	Leverage Ratio - The ratio of total net debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of June 30, 2015: 1.21 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.4 to 1.0; actual Fixed Charge Coverage Ratio as of June 30, 2015: 2.54 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of June 30, 2015: $24,992.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of June 30, 2015, we were in compliance with our financial covenants.

NOTE 6: SHARE-BASED COMPENSATION

We have a share-based compensation plan, the “2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan” (the “Plan”). Awards of common stock and options to purchase common stock granted under the Plan have vesting periods of three years and options are exercisable for two years once fully vested. Share-based compensation expense related to awards is based on the fair value at the date of grant, and is recognized over the requisite expected service period, net of estimated forfeitures. Under the Plan, the maximum number of shares issued pursuant to options is 15 percent of issued and outstanding common shares.

Summary of Nonvested Shares of Restricted Stock

For the six months ended June 30, 2015 and 2014, we recognized a total of $253 and $366, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized estimated fair value of the 263 nonvested shares of restricted stock was $491 at June 30, 2015. These costs are expected to be recognized as expense over a weighted average period of 1.00 years.

Summary of Stock Options

For the six months ended June 30, 2015 and 2014, we recognized a total of $0 and $69, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized portion of the estimated fair value of non-vested stock options was $0 at June 30, 2015.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

NOTE 7: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at June 30, 2015 and December 31, 2014 management has recorded a full deferred tax asset valuation allowance.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time we are involved in legal proceedings arising in the normal course of business. As of the date of this Report, we were not involved in any material actual or pending legal proceedings.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2023.

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There was $415 in LC’s outstanding at June 30, 2015 and December 31, 2014. This LC expired on July 15, 2015.

NOTE 9: EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Fully diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents (warrants, stock awards and stock options) outstanding during the period. Fully diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock.

At June 30, 2015 and 2014, there were outstanding stock options convertible to 325 and 825 shares of common stock, respectively, all of which were anti-dilutive for both the three and six month periods then ended.

NOTE 10: STOCKHOLDERS’ EQUITY

Common Stock

The number of shares of common stock outstanding is as follows:

Balance, December 31, 2014	15,131
Shares surrendered by employees related to payroll taxes on vested restricted stock awards	(99)
Balance, June 30, 2015	15,032

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

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

Industry and Executive Outlook

The oilfield service industry continues to be under pressure from very low oil prices. The current price is in the mid $ 40s, which is about 20 percent lower than it was in the first quarter of the year. The outlook for oil prices remains uncertain and it appears that the industry will be working with low oil prices for the remainder of the year and possibly next year. The most significant impact has been in the drilling sector where we are seeing substantial reductions of personnel. Offshore drilling continues to decline as well, however offshore production sector remains fairly busy, which has a positive impact on our business.

Our backlog remains very strong at approximately $34 million at August 7, 2015. We will continue to focus on our strengths and reduce or control our costs where possible.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues. Revenues for the three months ended June 30, 2015 were $6,771, a $924 (16 percent) increase over revenues of $5,847 for the three months ended June 30, 2014. This increase is due primarily to a return to normal revenue levels, as we experienced significant project delays in the 2014 period.

Gross profit. Gross profit for the three months ended June 30, 2015 was $2,242, or 33 percent of revenues.  Gross profit for the three months ended June 30, 2014 was $1,799, or 31 percent of revenues. The $443 increase in gross profit is due primarily to the previously mentioned return to normal revenue levels in the 2015 period.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2015 was $2,003, or 30 percent of revenues.  SG&A for the three months ended June 30, 2014 was $2,889, or 49 percent of revenues. The $886 reduction in SG&A is due to favorable variances as follows. The 2014 period included a $192 accrual for Panama exit costs; share-based compensation decreased by $173 because fewer grants were amortizing in the 2015 period; bad debts improved by $102 as the 2015 period included a significant recovery; property tax expense decreased by $102 due to a significant amount of property being classified in 2015 as “primarily for offshore use”, and is now property tax exempt; travel and lodging expense decreased by $93 because the 2014 period included non-recurring costs related to our entry and exit from Panama. The remaining net favorable variance of $224 is not comprised of any individually significant variances.

Equity in net income of joint venture. During the three months ended June 30, 2015, we recorded $133 of equity in the year ended December 31, 2014 net income of Cuming Flotation Technologies, LLC (“CFT”), in which we own a 20 percent interest. CFT’s 2014 net income consisted primarily of a gain on the sale of property, plant and equipment and earn-out revenues associated with the sale of a subsidiary.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
	2015	2014
Net income (loss)	$206	$(1,180)
Add back interest expense, net of interest income	64	48
Add back depreciation and amortization	464	396
Add back (deduct) income tax expense (benefit)	8	(18)
Add back Panama exit costs accrual	—	192
Add back share-based compensation	127	300
Modified EBITDA	$869	$(262)

Modified EBITDA for the three months ended June 30, 2015 was $869. Modified EBITDA for the three months ended June 30, 2014 was $(262). The $1,131 increase in Modified EBITDA was due primarily to a $590 increase in gross profit before depreciation, and a $415 decrease in operating expense before Panama exit costs, share-based compensation and depreciation and amortization, both as a result of reasons discussed previously.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues. Revenues for the six months ended June 30, 2015 were $13,609. Revenues for the six months ended June 30, 2014 were $12,010. The $1,599 increase (13 percent) is primarily the result of mobilization, assembly and rental revenues earned during the three months ended March 31, 2015 with respect to a 3,500 MT carousel, as well as a return to normal revenue levels during the three months ended June 30, 2015, as compared to the same period in 2014.

Gross Profit. Gross profit for the six months ended June 30, 2015 was $4,476, or 33 percent of revenues.  Gross profit for the six months ended June 30, 2014 was $4,067 or 34 percent of revenues. The $409 increase in gross profit is due primarily to the previously mentioned revenue increase.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2015 was $4,430, or 33 percent of revenues.  SG&A for the six months ended June 30, 2014 was $5,045, or 42 percent of revenues. The $615 reduction in SG&A is due to favorable variances as follows.  The 2014 period included a $192 accrual for Panama exit costs; share-based compensation decreased by $182 because fewer grants were amortizing in the 2015 period; property tax expense decreased by $100 due to a significant amount of property being classified in 2015 as “primarily for offshore use”, and is now property tax exempt.  The remaining net favorable variance of $141 is not comprised of any individually significant variances.

Equity in net income of joint venture. During the six months ended June 30, 2015, we recorded $133 of equity in the year ended December 31, 2014 net income of Cuming Flotation Technologies, LLC, (“CFT”), in which we own a 20 percent interest. CFT’s 2014 net income consisted primarily of a gain on the sale of property, plant and equipment and earn-out revenues associated with the sale of a subsidiary.

Other income (expense). The 2014 period includes net gain on the disposal of property, plant and equipment of $317.

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

The following is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
Net loss	$(91)	$(808)
Add back interest expense, net of interest income	125	109
Add back depreciation and amortization	841	806
Add back (deduct) income tax expense (benefit)	14	(9)
Add back Panama exit costs accrual	—	192
Add back share-based compensation	253	435
Modified EBITDA	$1,142	$725

Modified EBITDA for the six months ended June 30, 2015 was $1,142. Modified EBITDA for the six months ended June 30, 2014 was $725.  The $417 increase in Modified EBITDA was due to a $529 increase in gross profit before depreciation, a $135 decrease in operating expense before Panama exit costs, share-based compensation and depreciation and amortization, and a $247 decrease in other income, all as a result of reasons discussed previously.

Liquidity and Capital Resources

Overview

Historically, we have supplemented the financing of our capital needs through debt and equity financings.

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney.  The Facility has been amended and restated several times, most recently effective June 30, 2015 when we entered into the eighth amendment (“Eighth Amendment”).

The relevant terms of the Eighth Amendment include:

•	an extension of the maturity date of the revolving credit facility (“Revolving Credit Facility”) to June 30, 2016;

•	a modification of the interest rate with respect to the Revolving Credit Facility to 4.0 percent per annum;

•	a modification of certain financial covenants, specifically the Leverage Ratio and Fixed Charge Coverage Ratio (see further discussion below); and

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility for two consecutive quarters commencing with the quarter ended June 30, 2015.

Other current relevant terms of the Facility include:

•	a committed amount of $5,000 under the Revolving Credit Facility, subject to a borrowing base limitation based on eligible trade accounts receivable; the Revolving Credit Facility may be used to borrow cash (at an interest rate of 4.0 percent per annum) or to issue bank letters of credit (at a fee of 1 percent per annum); both cash borrowings and the issuance of bank letters of credit reduce the available capacity under the commitment; the available borrowing and letter of credit capacity under the Revolving Credit Facility at June 30, 2015 was $835;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) starting at $8, beginning April 1, 2013;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayment of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

As of June 30, 2015, the Company had indebtedness to Whitney consisting of the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility, in amounts equal to $3,750, $1,771, and $1,420, respectively.  Additionally, a bank letter of credit issued under the Revolving Credit Facility in the amount of $415 was outstanding at June 30, 2015 and December 31, 2014.  This letter of credit expired on July 15, 2015. See Note 8 “Commitments and Contingencies”, of the notes to unaudited condensed consolidated financial statements.

As mentioned above, our Facility obligates us to comply with certain financial covenants. They are as follows:

•	Leverage Ratio - The ratio of total net debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of June 30, 2015: 1.21 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.4 to 1.0; actual Fixed Charge Coverage Ratio as of June 30, 2015: 2.54 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of June 30, 2015: $24,992.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of June 30, 2015, we were in compliance with our financial covenants.

With our Facility availability and cash we expect to generate from operations, we believe we will have adequate liquidity to fund our future requirements.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs and estimated earnings incurred in excess of billings on uncompleted contracts, impairments of long-lived assets, including intangibles, income taxes including the valuation allowance for deferred tax assets, billings in excess of costs and estimated earnings on uncompleted contracts, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our Critical Accounting Policies.

Recently Issued Accounting Standards Not Yet Adopted

Management has not yet assessed whether recently issued accounting standards, which are not yet effective, will have a material impact on our condensed consolidated financial statements upon adoption.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Management’s Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of June 30, 2015, based on criteria issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting.    The Company’s management, with the participation of the principal executive and principal financial officer, has concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2015.

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

10.1	Eighth Amendment to Amended and Restated Credit Agreement, dated as of June 19, 2015, by and among Deep Down, Inc. and Whitney Bank (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed on June 22, 2015).
31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Date: August 11, 2015
/s/ Ronald E. Smith
Ronald E. Smith
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Eugene L. Butler
Eugene L. Butler
Executive Chairman and Chief Financial Officer
(Principal Financial Officer)

/s/ Ira B. Selya
Ira B. Selya
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

10.1	Eighth Amendment to Amended and Restated Credit Agreement, dated as of June 19, 2015, by and among Deep Down, Inc. and Whitney Bank (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed on June 22, 2015).
31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

