Form 10-Q
period 2015-09-30
Deep Down, Inc.
filed 2015-11-12
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At November 10, 2015, there were 15,031,784 shares of Common Stock outstanding, par value $0.001 per share.

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

iii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iv

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash (including a compensating balance of $3,900) (Note 5)	$4,969	$5,312
Accounts receivable, net of allowance for doubtful accounts of $150 and $498, respectively	10,160	6,488
Inventory, net of reserve for obsolescence of $0 and $205, respectively	3,129	3,127
Costs and estimated earnings in excess of billings on uncompleted contracts	1,263	6,808
Prepaid expenses and other current assets	275	280
Total current assets	19,796	22,015
Property, plant and equipment, net	11,055	11,732
Investment in joint venture	68	–
Intangibles, net	77	82
Other assets	859	891
Total assets	$31,855	$34,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,056	$4,139
Billings in excess of costs and estimated earnings on uncompleted contracts	260	–
Current portion of long-term debt	4,979	5,615
Total current liabilities	7,295	9,754
Total liabilities	7,295	9,754

Commitments and contingencies (Notes 5 and 8)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 15,032 and 15,131 shares issued and outstanding, respectively	15	15
Additional paid-in capital	72,856	72,532
Accumulated deficit	(48,311)	(47,581)
Total stockholders' equity	24,560	24,966
Total liabilities and stockholders' equity	$31,855	$34,720

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014

Revenues	$6,147	$8,462	$19,756	$20,472
Cost of sales:
Cost of sales	3,829	4,649	12,225	11,974
Depreciation expense	402	349	1,139	1,072
Total cost of sales	4,231	4,998	13,364	13,046
Gross profit	1,916	3,464	6,392	7,426
Operating expenses:
Selling, general and administrative	2,465	2,181	6,895	7,121
Depreciation and amortization	27	47	131	130
Total operating expenses	2,492	2,228	7,026	7,251
Operating (loss) income	(576)	1,236	(634)	175
Other income (expense):
Interest expense, net	(75)	(47)	(200)	(156)
Equity in net income of joint venture	–	32	133	32
Other, net	9	(10)	(18)	343
Total other income (expense)	(66)	(25)	(85)	219
Income (loss) before income taxes	(642)	1,211	(719)	394
Income tax benefit (expense)	3	(32)	(11)	(23)
Net (loss) income	$(639)	$1,179	$(730)	$371

Net (loss) income per share:
Basic	$(0.04)	$0.08	$(0.05)	$0.02
Fully diluted	$(0.04)	$0.08	$(0.05)	$0.02

Weighted-average shares outstanding:
Basic	15,032	15,131	15,091	15,195
Fully diluted	15,032	15,131	15,091	15,195

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net (loss) income	$(730)	$371
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net income of joint venture	(133)	(32)
Share-based compensation	382	564
Bad debt expense	70	48
Depreciation and amortization	1,270	1,202
Gain on disposals of property, plant and equipment	(7)	(308)
Changes in assets and liabilities:
Accounts receivable	(3,800)	(488)
Costs and estimated earnings in excess of billings on uncompleted contracts	5,545	449
Prepaid expenses and other current assets	5	(72)
Other assets	29	128
Inventory	(2)	(81)
Accounts payable and accrued liabilities	(2,083)	358
Deferred revenues	–	20
Billings in excess of costs and estimated earnings on uncompleted contracts	260	(131)
Net cash provided by operating activities	806	2,028

Cash flows from investing activities:
Purchases of property, plant and equipment	(584)	(1,427)
Proceeds from sale of property, plant and equipment	12	906
Cash paid for deposits	–	(47)
Repayments on notes receivable	19	13
Distribution from joint venture	65	500
Net cash used in investing activities	(488)	(55)

Cash flows from financing activities:
Cash paid for purchase of our common stock	–	(126)
Proceeds from bank term loan	1,750	2,200
Cash paid for deferred financing costs	(25)	(37)
Compensating balance	–	(3,900)
Repayments of long-term debt	(2,386)	(3,283)
Net cash used in financing activities	(661)	(5,146)
Change in cash	(343)	(3,173)
Cash, beginning of period	5,312	5,260
Cash, end of period	$4,969	$2,087

Supplemental schedule of significant noncash transactions:
Common stock surrendered by employees related to payroll taxes on vested restricted stock awards	$58	$178
Reclassification of equipment from property, plant and equipment to finished goods inventory	$–	$3,117
Reclassification of land and buildings purchase price from deposits in other assets to property, plant and equipment	$–	$500

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates used in our financial statements relate to revenue recognition where we use percentage-of-completion accounting on our large fixed-price contracts, the allowance for doubtful trade accounts receivable and the deferred tax asset valuation allowance. These estimates require judgments, which we base on historical experience and on various other assumptions, as well as specific circumstances. Estimates may change as new events occur, additional information becomes available or operating environments change. Actual results may differ from our estimates.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Segments

For the nine months ended September 30, 2015 and 2014, we had only one material operating and reporting segment, Deep Down Delaware.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

NOTE 2: INVENTORY

The components of inventory are summarized below:

	September 30, 2015	December 31, 2014
Spare parts	$–	$205
Reserve for obsolescence	–	(205)
Work in progress	12	10
Finished goods	3,117	3,117
Inventory, net	$3,129	$3,127

The finished goods inventory balance of $3,117 at September 30, 2015 and December 31, 2014 consists of a 3,500 MT portable umbilical carousel which we fabricated and bought back from a customer in November 2013 and are currently holding for sale.

NOTE 3: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	September 30, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$4,098	$10,500
Estimated earnings on uncompleted contracts	3,513	3,893
	7,611	14,393
Less: Billings to date on uncompleted contracts	(6,608)	(7,585)
	$1,003	$6,808

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,263	$6,808
Billings in excess of costs and estimated earnings on uncompleted contracts	(260)	–
	$1,003	$6,808

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2015 and December 31, 2014 consisted of earned but unbilled revenues related to fixed-price projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at September 30, 2015 and December 31, 2014 consisted of unearned billings related to fixed-price projects.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	September 30, 2015	December 31, 2014	Asset Lives
Land	$1,582	$1,582	–
Buildings and improvements	1,447	1,447	7 - 36 years
Leasehold improvements	825	696	2 - 5 years
Equipment	14,908	14,015	2 - 30 years
Furniture, computers and office equipment	1,466	1,289	2 - 8 years
Construction in progress	707	1,413	–
Total property, plant and equipment	20,935	20,442
Less: Accumulated depreciation and amortization	(9,880)	(8,710)
Property, plant and equipment, net	$11,055	$11,732

NOTE 5: LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
Whitney credit facility	$4,969	$5,560
Capital lease obligations	10	55
Total long-term debt	4,979	5,615
Less: Current portion of long-term debt	(4,979)	(5,615)
Long-term debt, net of current portion	$–	$–

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney.  The Facility has been amended and restated several times, most recently effective June 30, 2015 when we entered into the eighth amendment (“Eighth Amendment”).

The relevant terms of the Eighth Amendment include:

•	an extension of the maturity date of the revolving credit facility (“Revolving Credit Facility”) to June 30, 2016;

•	a modification of the interest rate with respect to the Revolving Credit Facility to 4.0 percent per annum;

•	a modification of certain financial covenants, specifically the Leverage Ratio and Fixed Charge Coverage Ratio (see further discussion below); and

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility for two consecutive quarters commencing with the quarter ended June 30, 2015.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Other current relevant terms of the Facility include:

•	a committed amount of $5,000 under the Revolving Credit Facility, subject to a borrowing base limitation based on eligible trade accounts receivable; the Revolving Credit Facility may be used to borrow cash (at an interest rate of 4.0 percent per annum) or to issue bank letters of credit (at a fee of 1.0 percent per annum); both cash borrowings and the issuance of bank letters of credit reduce the available capacity under the Revolving Credit Facility; the available borrowing and letter of credit capacity under the Revolving Credit Facility at September 30, 2015 was $2,895;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) at an amount of $9, as of September 30, 2015;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayments of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

As of September 30, 2015, the Company had indebtedness to Whitney consisting of the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility, in amounts equal to $2,000, $1,744, and $1,225, respectively. See Note 8 “Commitments and Contingencies”, of the notes to unaudited condensed consolidated financial statements.

As mentioned above, our Facility obligates us to comply with certain financial covenants. They are as follows:

•	Leverage Ratio - The ratio of total net debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of September 30, 2015: 1.03 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.4 to 1.0; actual Fixed Charge Coverage Ratio as of September 30, 2015: 0.87 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of September 30, 2015: $24,483.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of September 30, 2015, we were in compliance with our financial covenants, except for the Fixed Charge Coverage Ratio covenant. Whitney has provided us with a waiver for our noncompliance with this covenant.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Summary of Nonvested Shares of Restricted Stock

For the nine months ended September 30, 2015 and 2014, we recognized a total of $382 and $495, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards was $362 at September 30, 2015. These costs are expected to be recognized as expense over a weighted average period of 0.74 years.

Summary of Stock Options

For the nine months ended September 30, 2015 and 2014, we recognized a total of $0 and $69, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized portion of the estimated fair value of non-vested stock options was $0 at September 30, 2015.

NOTE 7: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at September 30, 2015 and December 31, 2014 management has recorded a full deferred tax asset valuation allowance.

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

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There was $0 in LC’s outstanding at September 30, 2015 and $415 at December 31, 2014.

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

At September 30, 2015 and 2014, there were outstanding stock options convertible to 325 shares of common stock, all of which were anti-dilutive for both the three and nine month periods then ended.

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

Industry and Executive Outlook

Most oilfield service companies that have operations with customers in the drilling sector and land-based sector of the industry continue to struggle due to low oil prices and are under pressure from their customers to lower prices significantly. Offshore drilling has slowed and many scheduled projects have been delayed. We expect this industry condition to continue throughout 2016; however, we also expect it to stabilize and provide a slightly better working environment. We recently announced receiving a purchase order valued at approximately $13 million, which is the largest order the Company has ever received. We incurred significant expenses in anticipation of receiving the order in the third quarter 2015, but have commenced this project in the fourth quarter 2015 with the majority of the work to be performed in 2016. Additionally, the carousel project that was having a very negative impact on our operations was completed in the third quarter 2015.

Our backlog continues to be around $35 million. The current backlog is mostly “time and material” work at very reasonable margins, so we expect our performance to improve over the next several quarters.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues. Revenues for the three months ended September 30, 2015 were $6,147 compared to revenues of $8,462 for the three months ended September 30, 2014. The $2,315, or 27.4 percent, decrease is due primarily to a delay in the receipt of certain customer orders, mainly due to lower oil prices.

Gross profit. Gross profit for the three months ended September 30, 2015 was $1,916, or 31.2 percent of revenues compared to $3,464, or 40.9 percent of revenues, for the three months ended September 30, 2014. The $1,548 decrease in gross profit is due primarily to increased costs incurred on prolonged fixed-price projects for a large customer, and costs incurred in preparation for certain customer orders that were delayed.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2015 were $2,465 compared to $2,181 for the three months ended September 30, 2014. The $284 increase in SG&A is primarily due to increased expenses incurred in preparation for certain customer orders that got delayed and an $81 increase in our allowance for doubtful accounts.

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

The following is a reconciliation of net (loss) income to Modified EBITDA for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014
Net (loss) income	$(639)	$1,179
Add back interest expense, net of interest income	75	47
Add back depreciation and amortization	429	396
Add back (deduct) income tax expense (benefit)	(3)	32
Deduct equity in net income of joint venture	–	(32)
Add back share-based compensation	129	129
Modified EBITDA	$(9)	$1,751

Modified EBITDA for the three months ended September 30, 2015 was $(9) compared to $1,751 for the three months ended September 30, 2014. The $1,762 decrease in Modified EBITDA was due primarily to the $1,812 decrease in operating income realized in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease is a result of reasons discussed previously.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues. Revenues for the nine months ended September 30, 2015 were $19,756 compared to $20,472 for the nine months ended September 30, 2014. The $716 decrease is primarily the result of a delay in the receipt of certain customer orders due to lower oil prices.

Gross Profit. Gross profit for the nine months ended September 30, 2015 was $6,392, or 32.4 percent of revenues, compared to $7,426 or 36.3 percent of revenues for the nine months ended September 30, 2014. The $1,034 decrease in gross profit is due primarily to the previously mentioned revenue decrease.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2015 were $6,895 compared to $7,121 for the nine months ended September 30, 2014. The $226 reduction in SG&A is due to decreased share-based compensation and property tax expenses, and the absence of costs related to our Panama operations, offset by increased expenses incurred in preparation for delayed projects and an increase in allowance for doubtful accounts.

Other income (expense). The 2014 period includes net gain on the disposal of property, plant and equipment of $308.

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

The following is a reconciliation of net (loss) income to Modified EBITDA for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
Net (loss) income	$(730)	$371
Add back interest expense, net of interest income	200	156
Add back depreciation and amortization	1,270	1,202
Add back income tax expense	12	23
Add back Panama exit costs accrual	–	192
Add back share-based compensation	382	564
Deduct equity in net income of joint venture	–	(32)
Modified EBITDA	$1,134	$2,476

Modified EBITDA for the nine months ended September 30, 2015 was $1,134 compared to $2,476 for the nine months ended September 30, 2014.  The $1,342 decrease in Modified EBITDA was due to a $1,543 decrease in gross profit before depreciation, offset by the Panama exit costs accrued in 2014.

Liquidity and Capital Resources

Overview

Historically, we have supplemented the financing of our capital needs through debt and equity financings.

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney.  The Facility has been amended and restated several times, most recently effective June 30, 2015 when we entered into the eighth amendment (“Eighth Amendment”).

The relevant terms of the Eighth Amendment include:

•	an extension of the maturity date of the revolving credit facility (“Revolving Credit Facility”) to June 30, 2016;

•	a modification of the interest rate with respect to the Revolving Credit Facility to 4.0 percent per annum;

•	a modification of certain financial covenants, specifically the Leverage Ratio and Fixed Charge Coverage Ratio (see further discussion below); and

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility for two consecutive quarters commencing with the quarter ended June 30, 2015.

Other current relevant terms of the Facility include:

•	a committed amount of $5,000 under the Revolving Credit Facility, subject to a borrowing base limitation based on eligible trade accounts receivable; the Revolving Credit Facility may be used to borrow cash (at an interest rate of 4.0 percent per annum) or to issue bank letters of credit (at a fee of 1.0 percent per annum); both cash borrowings and the issuance of bank letters of credit reduce the available capacity under the Revolving Credit Facility; the available borrowing and letter of credit capacity under the Revolving Credit Facility at September 30, 2015 was $2,895;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) at an amount of $9, as of September 30, 2015;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayment of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

As of September 30, 2015, the Company had indebtedness to Whitney consisting of the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility, in amounts equal to $2,000, $1,744, and $1,225, respectively. See Note 8 “Commitments and Contingencies”, of the notes to unaudited condensed consolidated financial statements.

As mentioned above, our Facility obligates us to comply with certain financial covenants. They are as follows:

•	Leverage Ratio - The ratio of total net debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of September 30, 2015: 1.03 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.4 to 1.0; actual Fixed Charge Coverage Ratio as of September 30, 2015: 0.87 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of September 30, 2015: $24,483.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of September 30, 2015, we were in compliance with our financial covenants, except for the Fixed Charge Coverage Ratio covenant. Whitney has provided us with a waiver for our noncompliance with this covenant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   The Company’s disclosure controls and procedures are designed to ensure that such information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance.

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Management’s Report on Internal Control Over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of September 30, 2015, based on criteria issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting.    The Company’s management, with the participation of the principal executive and principal financial officer, has concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2015.

PART II – OTHER INFORMATION

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

Date: November 12, 2015

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

