Form 10-K
period 2015-12-31
Deep Down, Inc.
filed 2016-03-29
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No ☑

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, was $9,069,525.

At March 24, 2016, the issuer had 15,551,414 shares outstanding of common stock, par value $0.001 per share.

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

PART I

ITEM 1.	Business

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

Segments

For the years ended December 31, 2015 and 2014, we only had one operating and reporting segment, Deep Down Delaware. All of the services and products we provide are all interrelated, are performed for the same general customers and are all marketed as such.

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

Testing and Commissioning Services. Umbilical manufacturers, control suppliers, installation contractors, and oil and gas operators utilize our services to perform all aspects of testing, including initial Factory Acceptance Testing (“FAT”), extended factory acceptance testing and System Integration Testing (“SIT”), related to the connecting of the umbilical termination assemblies, the performing of installations, and the completion of the commissioning of the system thereafter. To execute these services, we have assembled a variety of personnel and equipment to ensure that all testing operations are done in a safe and time-efficient manner, ensuring a reduced overall project cost. We also work hard to utilize the most detailed digital testing and monitoring equipment to ensure that the most accurate data is provided to our customers. We have been hired to perform coiled tubing flushing, cleaning, and hydro testing, umbilical filling, flushing, pressure, flow rate, and cleanliness testing, load out monitoring and testing, installation monitoring, post installation testing, system commissioning, umbilical intermediate testing, and umbilical termination assembly cleanliness, flow, and leak testing. We employ a variety of different pumping systems to meet industry needs and offer maximum flexibility. Our philosophy is to flush through the maximum number of lines at the highest flow rate possible to maximize efficiency.   Due to the different requirements for testing and commissioning of subsea systems, we have an assortment of pumps and equipment to deploy to ensure a safe and efficient commissioning program.  We have experience handling all types of commissioning fluids, including asphaltine dispersants, diesel, methanol, xylene, corrosion inhibitors, water-based control fluids, oil-based control fluids, 100 percent glycol, paraffin inhibitors, and alcohol. We have been involved in the design, procurement, testing, installation, and operation of the testing equipment.  Our engineers and service technicians can also assist in writing the testing procedures and sequences from simple FAT to very extensive multiple pressures and fluids testing up to full system SIT procedures. We work closely with the project managers and production platform engineers to help ensure that all aspects of the installation or retrieval project, including potential risks and dangers, are identified, planned for, and eliminated prior to arrival on the production platform.

Storage Management. Our facility in Houston, TX covers more than 215,000 square feet on 20 acres, offering internal high quality warehousing capacity, external storage and a strategic location in Houston's Ship Channel area. Our warehouse is designed to provide clients with flexible and cost effective warehousing and storage management alternatives. Our professional and experienced warehouse staff, combined with the very latest in information technology, results in a fully integrated warehousing package designed to deliver effective solutions to client needs. Among other capabilities, we are capable of providing long-term specialized contract warehousing; long and short-term storage; modern materials handling equipment; covered loading areas; quality security systems; integrated inventory management; packing and repacking; computerized stock controls; and labeling.

Our shore-based facility located at Core Industries, Inc. in Mobile, AL has 6,500 square feet and houses our 3,400-ton carousel system, and is used to store customers’ products. The site is sufficient to allow for full system integration testing of our customers’ equipment prior to deployment offshore.

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

Deep Down employs the patented Moray® termination system on each end of the LSFL®. The Moray® termination is a light weight, high-strength, configurable and field serviceable framework used to connect any commercially available Multi-Quick Connect (“MQC”) plate to the LSFL® bundle. The Moray® termination assembly allows the installation load from the steel tubes or strength member to be transmitted directly to the framework and through to the installation rigging while isolating couplers from the load to maintain maximum compliance. The Moray® termination with compliant section is ideal for umbilical end terminations; it eliminates the need for bulky armor pots and is more manageable than a traditional umbilical end termination. In this application, the Moray® termination can be used to house multiple electrical, optical and auxiliary hydraulic interfaces in integrated ROV panels. Moray® termination assemblies can be outfitted with integrated buoyancy allowing quicker installation times by eliminating the need to recover buoyancy modules. Additionally, this allows for the use of a smaller class ROV on a vessel should the need for rework arise.

Umbilical Hardware. Our blend of experiences with umbilical manufacturers, subsea engineers and installation contractors has been effective, giving us a unique perspective when fabricating and designing terminations for umbilical manufacturers.  Members of our team were involved with the designs for the armored thermo plastic umbilicals at Oceaneering Multiflex, the first steel tube umbilical in the Gulf of Mexico for the Shell Popeye® umbilical, and the standardization of many steel tube umbilical terminations. We believe our designs are often much lighter in weight and smaller than the typical hardware that has been created and used in the past by our competitors. Our engineering team has designed and fabricated bending restrictors, armor pots, split barrels, tubing fittings and unions, hinging umbilical splices and topside terminations with our unique threaded welded fittings, umbilical compliant splice, and the bend stiffener latcher. We offer both polymer and steel bend limiters.  The compliant splice is a patented method of converting spare umbilicals into actual production umbilicals by splicing spare umbilicals together to produce any length required or to repair a damaged umbilical.  This termination system eliminates the burdens of dealing with umbilical splices during installation and is capable of housing both electrical and fiber optic termination assemblies while still allowing for the splice to be spooled up onto a reel or carousel. Our Umbilical Termination Assembly (“UTA”) and new compliant UTA allows us to terminate the umbilical with a higher degree of quality and place the critical components of the base unit on the reel or on the carousel and handle it with additional ease and safety. Then it is combined with the mud mat assembly easily and offers both first end stab and hangover features as well as yoke second end landing. The new compliant version allows the UTA to be expanded for multiple J-plates and yet feature the same compliant features in our compliance splicing increasing the ease of handling on the deployment equipment – overboarding – and landing on the seafloor.  Our termination services are becoming popular because they offer the ability to take existing umbilical hang offs from multiple manufacturers, which may have been exposed to terrible environmental conditions, and add them to temporary handling clamps – lifting up the umbilical and providing a completely new hangoff arrangement and thus extending the life of the umbilical and the subsea field. This service is being utilized on a project now. Bend Stiffener Latchers™ (“BSL™”) are still the leaders in the industry allowing bend stiffeners to be carried by the umbilical topside termination assembly in a more compact and overlapping configuration. BSLs are overboarded with the highest strength and can be installed into an existing I-tube with existing flange or an I-tube with a mating bell mouth. They are then latched in by ROV allowing the bend stiffener to be securely attached to the I-tube transferring all the dynamic bending while the umbilical is pulled up and hung off. This process eliminates the handling of two major pieces of hardware, and the need to have measurements between the components as the system is fully extending and adjustable.

Riser Isolation Valves and Subsea Isolation Valve Services. Deep Down's new Riser Isolation Valve (“RIV”) and Subsea Isolation Valve (“SSIV”) control systems are unique solutions providing platform personnel the hydraulic control and electrical indication for subsea production valve manipulation. These systems provide numerous advantages to the customer including: Emergency Shutdown (“ESD”) capabilities, valve positioning monitoring systems, and auxiliary positions for spare and/or future field development.

In addition to fabrication of these systems, Deep Down provides subsea installation engineering, consulting, and service personnel to support clients, installation contractors, valve vendors and more. Our expertise ensures scope is fully defined and delegated allowing for safe and successful installations. The Deep Down team provides commissioning and technical assistance to clients and platform personnel, and seeks to ensure that the systems are working properly and all necessary operational information is handed over to the end users.

Capitalizing on our expertise in umbilical manufacturing, Subsea and Topside Umbilical Termination Assemblies (“SUTA” / “TUTA”), hydraulic and electrical flying leads, and super duplex welding, we provide quality products our clients can depend on. Project designs are guaranteed to be installation friendly and help us meet client specifications. When Deep Down’s expert installation team is on the job, product integrity is preserved, helping us ensure successful installations.

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

Multiple tubes may be fed into the patented Deep Down NHU® manufacturing mechanism, bundled, then extruded with a HDPE outer jacket. Umbilicals are not torque balanced on their own, so rather than expending resources to balance and imparting stresses to helically wind them, the NHU® uses the imbalance to its advantage, resulting in a standard bundle.

The proprietary NHU® manufacturing concept is fully containerized, portable and easily transported for setup virtually anywhere in the world. The ability to manufacture in close proximity to subsea fields offers the benefits of reduced lead times, the use of smaller installation vessels, use of compact Deep Down equipment, the incorporation of the appropriate percentages of local content, and more favorable economics.

Manufacturing

For over a decade, our primary manufacturing facility was in Channelview, Texas, a suburb of Houston. In June of 2013, we reorganized our manufacturing efforts in order to maximize production and satisfy the increasing demand in the oil and gas industry. We are now operational at our new 215,000 sq. ft. facility on 20 acres off Beaumont Highway, conveniently located 10 minutes from our former Channelview facility.

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

Marketing and Sales

We market our services and products worldwide through our Houston-based sales force. We periodically advertise in trade and technical publications targeting our customer base. We also participate in industry conferences and trade shows to enhance industry awareness of our products and services. Our customers generally order products and services after consultation with us on their project. Orders are typically completed within two weeks to three months depending on the type of product or service. Larger and more complex products may require four to six months to complete, though we have accepted several longer-term projects, requiring significantly more time to complete. Our customers select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery and advanced technology. For large production system orders, we engage our project management team to coordinate customer needs with engineering, manufacturing and service organizations, as well as with subcontractors and vendors. Our profitability on projects is dependent on performing accurate and cost-effective bids as well as performing efficiently in accordance with bid specifications. Various factors can adversely affect our performance on individual projects that could potentially adversely affect the profitability of a project.

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

We have an established track record of introducing new products and product enhancements. Our product development work is conducted at our facility in Houston, Texas, and in the field. Our application engineering staff also provides engineering services to customers in connection with the design and sales of our products. Our ability to develop new products and maintain technological advantages is important to our future success.

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

Employees

At March 1, 2016, we had a total of 89 full-time employees. Our employees are not covered by collective bargaining agreements and we generally consider our employee relations to be good. Our operations depend in part on our ability to attract a skilled labor force. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force and increases in the wage rates that we pay or both.

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

Increased concerns about the environment have resulted in offshore drilling in certain areas being opposed by environmental groups, and certain areas have been restricted. To the extent that new or additional environmental protection laws that prohibit or restrict offshore drilling are enacted and result in increased costs to the oil and gas industry in general, our business could be materially affected. In addition, these laws may provide for "strict liability" for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party.  Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution.  Certain environmental laws provide for joint and several liabilities for remediation of spills and releases of hazardous substances.  In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources.  Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.  Compliance with environmental laws and regulations may require us to obtain permits or other authorizations for certain activities and to comply with various standards or procedural requirements.

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

During the year ended December 31, 2015, our operating facilities for Deep Down Delaware were located at 15473 East Freeway, Channelview, Texas 77530 (“Channelview”) and at 18511-810 Beaumont Highway, Houston, Texas 77049 (“Highway 90”). Our Channelview facility consisted of approximately 11 acres of land that housed 60,000 square feet of manufacturing space and 7,000 square feet of office space.  These manufacturing facilities in Channelview, Texas, were subject to the liens of our lender, Whitney Bank, under our credit agreement. Following the year ended December 31, 2015, but prior to the filing of this Report, we have finalized the sale of our Channelview facility. See Note 13 “Subsequent Events”, of the Notes to Consolidated Financial Statements for further information about the sale. Our operations have now moved to our Highway 90 facility, which consists of approximately 20 acres of land, which includes 215,000 sq. ft. of indoor manufacturing and storage space. The 10-year lease commenced in June 2013 at a base rate of $60,000 per month for the first 7 months and $90,000 per month for the remainder of the lease term. Additionally, we lease 6,500 square feet of storage space in Mobile, AL to house our 3,400 ton carousel system. The 5-year lease commenced in August 2010 at a base rate of $5,000 per month. We believe that our current space is suitable, adequate and of sufficient capacity to support our current operations.

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

From time to time, we may be involved in legal proceedings arising in the normal course of business. As of the date of this Report, we are involved in one material legal proceeding, arising from the non-payment of equipment rental and services by one of our customers. See Note 12 “Restatement of Quarterly Information (Unaudited)”, of the Notes to Consolidated Financial Statements.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

Our common stock trades on the QX Tier of the OTC Markets Group (OTCQX) under the symbol OTCQX: DPDW. The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported by the OTC Markets.

	High	Low
Fiscal Year 2015:
December 31, 2015	$0.66	$0.37
September 30, 2015	$0.78	$0.44
June 30, 2015	$0.82	$0.49
March 31, 2015	$0.94	$0.75
Fiscal Year 2014:
December 31, 2014	$1.39	$0.61
September 30, 2014	$1.90	$1.08
June 30, 2014	$2.10	$1.44
March 31, 2014	$2.25	$1.64

Stockholders of Record

As of March 25, 2016, there were 1,088 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	275,000	(1)	$1.80	2,344,757	(1)

Equity compensation plans not approved by security holders	–			–
TOTAL	275,000			2,344,757

(1)	Represents 275,000 shares of common stock that may be issued upon exercise of outstanding options, pursuant to equity awards granted as of December 31, 2015 under the 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”) plus 2,344,757 additional shares of common stock available for future grant under the Plan. The total number of shares subject to grants and awards is 15 percent of issued and outstanding shares of common stock. The Plan was approved by security holders of our predecessor MediQuip Holdings, Inc.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all dollar and share amounts are in thousands of dollars and shares, excluding commodity pricing information, unless otherwise indicated.

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

Industry and Executive Outlook

As the industry adjusts to the new normal of lower oil prices, we continue to be flexible in supporting our customers as they realign their strategies to cope with the volatility of the market. The media continues to be dominated by announcements of reductions in capital spending, project delays and workforce reductions. However, while the impact of low oil prices cannot be over emphasized, demand for oil and gas products continues to rise, and is projected to continue increasing for the foreseeable future. In light of this, we are beginning to see the focus shifting towards the horizon beyond the immediate volatile period.

While we have not been immune to the challenges in the industry, we have taken steps to mitigate the pressures we are facing and continue to be optimistic about the future. We have primarily focused our efforts around (i) cost containment by right-sizing our labor force; (ii) contracting strategies by working with our customers to identify opportunities resulting in better costing for them, and improved cash flows for us; and (iii) cash management by selling our Channelview facility, fully paying down our debt, and increasing our working capital. We have already seen the benefits of these efforts.

Over the past year, we have been repeatedly selected to participate in cost realignment forums organized by different global companies, spanning both operators and equipment manufacturers. A constant theme has been the need to rethink how projects have traditionally been executed and identify creative ways of meeting future challenges. We have constantly been the smallest company selected, which is a testament of our growing profile within the industry.

Our backlog continues to stay well above $30,000, the majority of which is with operators. We have a mix of long-term greenfield projects which were sanctioned before the oil price dip, and brownfield work for customers who are looking to prolong the life of their existing fields. We are also seeing growth in our asset storage and refurbishment business, as more companies realize the value of repurposing their existing assets. We expect this area to continue to grow especially in an environment of prolonged low oil prices.

As we look to the future, we are encouraged by our long-term customers who continue to come to us for innovative solutions to existing and new challenges. A few months ago, we announced the receipt of the largest single purchase order in the Company’s history. We have since received an adjustment to the same order, significantly increasing the order. We are also actively working with other customers on products which we have not traditionally produced, but which are complementary to our traditional product lines. We expect all of these efforts to sustain us through, and beyond, the current oil price crunch.

Having spent the past few years improving our organizational infrastructure, enhancing our workforce, and streamlining our balance sheet, we are optimistic about the future and are grateful for all of our partners, past, present and future.

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Revenues	$24,848	$28,630	$(3,782)	(13)%

Revenues in 2015 were $24,848, a decrease of 13% compared to the revenues in 2014 of $28,630. This decrease was primarily due to project delays caused by low oil prices. See Note 12 “Restatement of Quarterly Information (Unaudited)”, of the Notes to Consolidated Financial Statements, for further explanation.

Cost of sales and gross profit

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Cost of sales	$17,301	$20,033	$(2,732)	(14)%
Gross profit	$7,547	$8,597	$(1,050)	(12)%
Gross profit %	30%	30%	–	0%

Gross profit decreased $1,050, from $8,597 in 2014 to $7,547 in 2015, due to the aforementioned lower revenues. Despite the lower revenues in 2015, our Gross profit percentage in 2015 remained constant at 30% compared to Gross profit percentage in 2014. For further explanation, see Note 12 “Restatement of Quarterly Information (Unaudited)”, of the Notes to Consolidated Financial Statements.

We record depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $1,499 and $1,423 for the years ended December 31, 2015 and 2014, respectively.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Selling, general & administrative	$9,113	$9,440	$(327)	(3)%
Selling, general & administrative as a % of revenues	37%	33%		4%

The $327 decrease in selling, general and administrative expenses (“SG&A”) was due primarily to decreased security expense of $103 associated with our Highway 90 facility. Additionally, we incurred $188 in exit costs associated with the closure of our Panama office in 2014. We also saw a $213 decrease in our property taxes in 2015 resulting from asset transfers, offset by a $219 increase in our R&D expenses incurred in 2015.

Goodwill impairment

The quantitative assessment of goodwill we performed as of December 31, 2014, which was a Level 3 fair value determination (based on estimated discounted cash flows), indicated that goodwill was impaired. This result occurred primarily due to the adverse impact of recently declining oil prices on current and future oil and gas development activity. We recorded goodwill impairment expense of $4,916 for the year ended December 31, 2014, which eliminated the remaining goodwill balance.

Net interest expense

Net interest expense for the year ended December 31, 2015 was $247. Net interest expense for the year ended December 31, 2014 was $205. Net interest expense increased $42, due to slightly higher interest-bearing debt balances.  Net interest expense for each period was generated by our outstanding bank debt and capital leases and was offset by interest income on invested cash balances.

Other income (expense), net

Net other income (expense) for the year ended December 31, 2015 was $(20). Net other income for the year ended December 31, 2014 was $14.

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

The following is a reconciliation of net loss to Modified EBITDA for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Net loss	$(1,841)	$(5,803)
Add back interest expense, net of interest income	247	205
Add back depreciation and amortization	1,704	1,599
Add back income tax expense	36	10
Add back share-based compensation	516	693
Add back goodwill impairment	–	4,916
Add back Panama exit costs	–	188
Add back inventory obsolescence expense	–	205
Modified EBITDA	$662	$2,013

Modified EBITDA decreased $1,351 in 2015 compared to the prior year. Gross profit before depreciation and inventory obsolescence increased slightly $65 in 2015 as compared to 2014, primarily due to improved cost controls around our service and production activities. In addition, revenues decreased by $3,782 in 2015 compared to 2014 primarily as the result of customer delays in certain projects caused by the drop in oil prices over the last year. Offsetting these year-to-year decreases was a $2,603 decrease in cost of sales before depreciation and inventory obsolescence due to improved cost controls around our service and production activities.

SG&A before share-based compensation and Panama exit costs increased $37 in 2015 as compared to 2014, due primarily to increased research and development expense of $219, offset by decreased travel expense of $132. Lastly, other income (expense) decreased $79, primarily as the result of gains on sales of property, plant and equipment of $301 in 2014 compared to $7 in 2015. This was offset by additional equity income of $194 recognized in 2015.

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

The relevant terms of the Eighth Amendment include:

•	an extension of the maturity date of the revolving credit facility (“Revolving Credit Facility”) to June 30, 2016;

•	a modification of the interest rate with respect to the Revolving Credit Facility to 4.0 percent per annum;

•	a modification of certain financial covenants, specifically the Leverage Ratio and Fixed Charge Coverage Ratio (see further discussion below); and

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility for two consecutive quarters commencing with the quarter ended June 30, 2015.

Other current relevant terms of the Facility include:

•	a committed amount of $5,000 under the Revolving Credit Facility, subject to a borrowing base limitation based on eligible trade accounts receivable; the Revolving Credit Facility may be used to borrow cash (at an interest rate of 4.0 percent per annum) or to issue bank letters of credit (at a fee of 1.0 percent per annum); both cash borrowings and the issuance of bank letters of credit reduce the available capacity under the Revolving Credit Facility; the available borrowing and letter of credit capacity under the Revolving Credit Facility at December 31, 2015 was $4,275;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) at an amount of $9, beginning April 1, 2013;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayments of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

As of December 31, 2015, the Company’s indebtedness under the Facility consisted of the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility was $0, $1,717, and $1,030, respectively.  As of the date of this Report, all of the Company’s indebtedness has been fully repaid. See Note 13 “Subsequent Events”, of the Notes to Consolidated Financial Statements, for further explanation.

As mentioned above, our Facility obligates us to comply with certain financial covenants. They are as follows:

•	Leverage Ratio - The ratio of total net debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of December 31, 2015: 0.0 to 1.0. Our compensating cash balance of $3,900 offset our outstanding debt which resulted in our ratio of 0.0 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.4 to 1.0; actual Fixed Charge Coverage Ratio as of December 31, 2015: 0.7 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of December 31, 2015: $23,508.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of December 31, 2014, we were in compliance with all of our financial covenants, except for the Fixed Charge Coverage Ratio. Whitney provided us with a waiver for our noncompliance with this covenant. As of December 31, 2015, we were in compliance with our financial covenants, except for the Fixed Charge Coverage Ratio. We did not apply for a waiver for our noncompliance due to the full repayment of all of our indebtedness. See Note 13 “Subsequent Events”, of the Notes to Consolidated Financial Statements, for further explanation.

As a result of our Facility and cash we expect to generate from operations, we believe we will have adequate liquidity to meet our future operating requirements.

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

There was no goodwill at any time during the year ended December 31, 2015. For the year ended December 31, 2014, our quantitative assessment of goodwill, which was a Level 3 fair value determination (based on estimated discounted cash flows), resulted in a goodwill impairment expense of $4,916, which eliminated the remaining goodwill balance. This result occurred primarily due to the adverse impact of recently declining oil prices on current and anticipated future oil and gas development activity.

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

From time to time, we enter into fixed-price contracts. The percentage-of-completion method is used as a basis for recognizing revenue on these contracts. We recognize revenue as costs are incurred because we believe the incurrence of costs reasonably reflects progress made toward project completion.

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

Assets and liabilities related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. See Note 12 “Restatement of Quarterly Information (Unaudited)”, of the Notes to Consolidated Financial Statements.

Allowance for Doubtful Accounts

We provide an allowance for doubtful trade receivables based on a specific review of each customer’s trade receivable balance with respect to their ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2015 and 2014, we estimated the allowance for doubtful accounts requirement to be $150 and $498, respectively. Bad debt (credit) expense totaled $70 and $(19) for the years ended December 31, 2015 and 2014, respectively. The change in our allowance for doubtful accounts is a result of offsetting our 2014 accounts receivable balance from our Mako entity against the corresponding allowance of $498.

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

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements are included herewith commencing on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015, because of the material weakness in our internal control over financial reporting as described below.

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of December 31, 2015, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2015, because of the material weakness in our internal control over financial reporting as described below.

Material Weakness Related to Revenue Recognition. During the audit of our financial statements for the year ended December 31, 2015, we identified a control deficiency related to revenue recognition. We concluded that the Company's processes, procedures and internal controls were not effective to ensure that amounts recognized as revenue would be accounted for in accordance with generally accepted accounting principles and the SEC Staff Accounting Bulletin No. 101 – Revenue Recognition in Financial Statements (SAB 101).

Specifically, we determined that there was revenue, related to a disputed contract, recorded prematurely during the first and second quarters of 2015.

We established that this deficiency resulted from the lack of clear communication between the Company and its customer prior to the delivery of a carousel to the customer, along with insufficient evidence that the Company and its customer had reached an agreement.

Because this control deficiency caused material misstatements to our prior unaudited financial statement filings in the current year, we have implemented the following internal controls and procedures over our revenue recognition during the first quarter of 2016 to remedy the material weakness:

Management reviews all contracts and invoices to ensure that:

•	The work being done has been clearly approved by both the Company and its customer and evidence to that effect has been obtained; and
•	Effective communication with accounting personnel during the billing process to ensure proper invoicing to the customer.

Changes in Internal Control Over Financial Reporting.  The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2015.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position Held With Deep Down
Ronald E. Smith (1)	57	President, Chief Executive Officer and Director
Eugene L. Butler	74	Executive Chairman and Chief Financial Officer
Mary L. Budrunas (1)	64	Vice President, Corporate Secretary and Director
Randolph W. Warner	68	Director
Mark Carden	57	Director

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

Ronald E. Smith, President, Chief Executive Officer and Director. Mr. Smith co-founded Deep Down in 1997 and has served as our Chief Executive Officer, President and Director since December 2006. Prior to December 2006, Mr. Smith was Deep Down’s President. Mr. Smith graduated from Texas A&M University with a Bachelor of Science degree in Ocean Engineering in 1981. Mr. Smith worked both onshore and offshore in management positions for Ocean Drilling and Exploration Company (ODECO), Oceaneering Multiflex, Mustang Engineering and Kvaerner before founding Deep Down. Mr. Smith’s interests include all types of offshore technology, nautical innovations, state of the art communications, diving technology, hydromechanics, naval architecture, dynamics of offshore structures, diving technology and marketing of new or innovative concepts. Mr. Smith is directly responsible for the invention or development of many innovative solutions for the offshore industry, including the first steel tube flying lead installation system. Mr. Smith is also credited for the new patented Loose Steel Tube Flying Leads, subsea deployment systems, new subsea J-plates and the recently patented NHU (Non Helical umbilical), which is a mobile steel tube umbilical production facility employing a new concept to build Steel Tube Umbilicals.

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

Based solely on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 reports were required for those persons, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors and greater-than ten percent beneficial owners during the year ended December 31, 2015 were in compliance, except Messrs. Smith and Butler and Ms. Budrunas did not timely file a Form 4 reporting an aggregate four transactions.

ITEM 11.	Executive Compensation

The following table sets forth information concerning total compensation earned in the years ended December 31, 2015 and 2014 by our Principal Executive Officer (“PEO”), and our two highest compensated executive officers other than our PEO (collectively, our “Named Officers”).

Summary Compensation Tables for the years ended December 31, 2015 and 2014

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards	Option Awards	All Other Compensation (2)	Total
Ronald E. Smith,	2015	$445,108	$–	$114,000	$–	$89,648	$648,756
President and Chief Executive Officer	2014	$434,250	$9,200	$–	$–	$52,904	$496,354
Eugene L. Butler,	2015	$382,838	$–	$114,000	$–	$96,051	$592,889
Executive Chairman and Chief Financial Officer	2014	$373,500	$–	$–	$–	$120,939	$494,439
Ira B. Selya, (3)	2015	$168,479	$–	$–	$–	$–	$168,479
Corporate Controller	2014	$197,477	$–	$–	$–	$–	$197,477

(1)	Represents cash bonuses paid in respect to time the Company requires of its employees to spend offshore.
(2)	Amounts in 2015 represent:
•	Automobile allowance of $19,500 to Messrs. Smith and Butler;
•	Payments for vacation not taken in 2015 of $70,148 and $45,251 for Messrs. Smith and Butler, respectively;
•	Reimbursement of $17,500 to Mr. Butler for federal and state payroll withholdings customarily withheld for an employee; and
•	Reimbursement of $13,800 to Mr. Butler for healthcare premiums.

(3)	The Company terminated the employment of Mr. Selya on September 25, 2015

Narrative Disclosure to Summary Compensation Table

Employment agreements with Named Executive Officers

All of the compensation described in the foregoing table, other than those amounts shown in the “Bonus”, “Stock Awards” and “Option Awards” columns, was paid to the Named Officers pursuant to agreements with Deep Down.

Agreement with Mr. Smith. On January 1, 2010, the Company entered into an employment agreement with Mr. Smith for a term of three years, and is subject to further automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. The employment agreement provides that Mr. Smith receive an annual cash compensation of $455,965.

Agreement with Mr. Butler. On January 1, 2010, the Company entered into an employment agreement with Mr. Butler for a term of three years, and is subject to further automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. The employment agreement provides that Mr. Butler receive an annual cash compensation of $392,175, including, but not limited to, reimbursement for healthcare premiums and federal and state payroll withholdings customarily withheld for an employee.

The amounts included for 2015 in the “Stock Awards” column above reflect awards of restricted stock, which were granted on December 14, 2015. The restrictions will lapse with respect to 200 shares on January 1, 2016, 200 shares on December 14, 2016 and 200 shares on December 17, 2017. Vesting is dependent on continued employment with Deep Down. The restricted stock was awarded to incentivize key employees to remain with the Company.

Outstanding Equity Awards at December 31, 2015

The following table summarizes outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2015 for our Named Officers. The table also summarizes nonvested stock awards assuming a market value of $0.46 per share (the closing market price of the Company’s common stock on December 31, 2015). See Note 9, “Share-Based Compensation”, of the Notes to Consolidated Financial Statements included in this Report for additional information.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($) (1)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock that Have Not Vested ($)
Ronald E. Smith	125,000	–	1.80	6/8/2016	433,334	199,334
Eugene L. Butler	125,000	–	1.80	6/8/2016	400,000	184,000

(1)	The exercise price is equal to the closing price of Deep Down’s common stock on the grant date. These options vested in three equal increments on each anniversary of the grant date.

(2)	Each option grant has a five-year term.

(3)	The restrictions on these shares of nonvested stock will lapse in one-third increments on each anniversary of the grant date, subject to achievement of service-based conditions. The service-based condition requires that the employee must remain employed by the Company continuously through the anniversary date.

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

Each of the Executives has agreed to not, during the respective term of his employment and for a one-year period after his termination, engage in “Competition” (as defined in the Employment Agreement) with us, solicit business from any of our customers or potential customers, solicit the employment or services of any person employed by or a consultant to us on the date of termination or within six months prior thereto, or otherwise knowingly interfere with our business or accounts or any of our subsidiaries.

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

Compensation of Directors

Determining Director Compensation

The Company’s Compensation Committee of the Board of Directors makes all decisions regarding director compensation. Only directors, who are not employees of the Company or any of its subsidiaries or affiliates (“Independent Directors”), are entitled to receive a fee, plus reimbursement of reasonable out-of-pocket expenses incurred to attend Board meetings.

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

The following table provides certain information with respect to the 2015 compensation awarded or earned by the non-employee directors who served in such capacity during the year. The 2015 compensation of those directors who are also our Named Officers is disclosed in the Summary Compensation Table above. Compensation for our Independent Directors consists of equity and cash as described below. Our Independent Directors as of the date of this Report are Messrs. Randolph W. Warner and Mark Carden.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1)	All Other Compensation ($)	Total
Randolph W. Warner	$6,000	$–	$–	$–	$6,000
Mark Carden	$6,000	$–	$–	$–	$6,000

(1)	The Company did not grant any restricted stock awards or options to purchase common shares, to our Independent Directors during 2015.
(2)	The number of nonvested restricted shares held by each of our Independent Directors on December 31, 2015 was: Mr. Warner 10,000; Mr. Carden 20,000.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Set forth below is certain information with respect to beneficial ownership of Common Stock as of December 31, 2015 by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name	Number of Shares of Common Stock Beneficially Owned	Number of Shares That May Be Acquired By Options Exercisable Within 60 Days (1)	Total		Percent of Outstanding Common Stock (2)

PVAM Perlus Microcap Fund L.P.	1,243,183	–	1,243,183	(3)	8.0%
Goldman Capital Management, Inc.	1,214,000	–	1,214,000	(4)	7.8%

Directors and Executive Officers:
Ronald E. Smith (5)	2,125,751	125,000	2,250,751	(6)	14.2%
Mary L. Budrunas (5)	946,982	–	946,982	(7)	6.1%
Eugene L. Butler	600,489	125,000	725,489	(8)	4.6%
Randolph W. Warner	30,000	–	30,000	(9)	*
Mark Carden	30,000	–	30,000	(10)	*
All directors and officers as a group (5 persons)	3,733,222	250,000	3,983,222		25.2%

 _____________________

* Indicates ownership of less than 1% of Common Stock outstanding.

(1)	As defined by the rules of the SEC, securities beneficially owned for this purpose include securities that the above persons have the right to acquire at any time within 60 days after December 31, 2015.
(2)	The percentages in the table are calculated using the total shares outstanding plus the number of securities that can be acquired within 60 days of March 28, 2016 or a total of 15,881,714 shares.
(3)	Based on a Schedule 13G/A filed with the SEC dated January 26, 2016. PVAM Perlus Microcap Fund L.P. (formerly the Perlus Microcap Fund L.P.), 5th Floor, 37 Esplanade, St. Helier, Jersey, Channel Islands JE1 2TR, may be deemed the beneficial owners of 1,243,183 shares outstanding as of December 31, 2015.
(4)	Based on a Schedule 13F-HR filed with the SEC dated February 16, 2016, Goldman Capital Management Inc., 767 Third Ave, New York, NY 10017, may be deemed the beneficial owners of 1,214,000 shares outstanding as of December 31, 2015.
(5)	Mr. Smith and Ms. Budrunas are married and hold an aggregate of 3,072,733 shares of common stock, or approximately 20 percent of outstanding common stock as of December 31, 2015.
(6)	Includes 200,000 shares of restricted stock which will vest in two equal installments on December 14, 2016 and December 14, 2017 and 341,222 shares held indirectly through the Company’s Simple IRA Plan.
(7)	Includes 16,331 shares held indirectly through the Company’s Simple IRA Plan.
(8)	Includes 200,000 shares of restricted stock, which will vest in two equal installments on December 14, 2016 and December 14, 2017.
(9)	Includes 10,000 shares of restricted stock, which will vest on May 28, 2016.
(10)	Includes 20,000 shares of restricted stock, which will vest in two equal installments on May 1, 2016 and May 1, 2017.

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

We retained Hein & Associates LLP (“HEIN”) as our principal accountant in 2011. We had no relationship with HEIN prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to HEIN for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2015 and 2014, and for other services rendered during those years on behalf of Deep Down and its subsidiaries:

	December 31, 2015	December 31, 2014
(i) Audit Fees	$171,304	$169,835
(ii) Audit Related Fees	–	–
(iii) Tax Fees	50,450	49,348
(iv) All Other Fees	–	–

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

10

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

10.4	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 15, 2011).
10.5	Fourth Amendment to Amended and Restated Credit Agreement, dated April 15, 2012, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 10-Q filed on May 15, 2012).
10.6	Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 5, 2013, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 12, 2013).

10.7	Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2014, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 22, 2014).
10.8	Seventh Amendment to Amended and Restated Credit Agreement and Waiver, dated as of March 30, 2015, by and among Deep Down, Inc. and Whitney Bank.
10.9	Eighth Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2014, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 22, 2015).
10.10

Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed on November 14, 2008).

10.11	Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.5 to our Form 10-K filed on March 16, 2009).
10.12

Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed on November 14, 2008).

10.13	Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.7 to our Form 10-K filed on March 16, 2009).
10.14

First Amendment to Security Agreement, dated as of December 18, 2008, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed on December 19, 2008).

10.15	Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).
10.16	Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).
10.17	Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender (incorporated by reference from Exhibit 10.36 to our Form 10-K filed on April 15, 2011).
10.18	First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated by reference from Exhibit 10.37 to our Form 10-K filed on April 15, 2010).
10.19	First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated by reference from Exhibit 10.38 to our Form 10-K filed on April 15, 2010).
10.20	Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed on March 16, 2009).
10.21	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.22†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).
10.23†

Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.24	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed on July 21, 2008).

10.25	Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).
10.26	Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).
10.27	Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).
10.28	Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).
10.29	Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).
10.30	Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).
10.31	Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).
10.32	Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed on January 5, 2011).
10.33	Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed on January 5, 2011).
10.34	First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2011).
10.35	Stock Repurchase Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.36	Acquisition Term Note, dated June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.37	Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 14, 2011).
10.38	Carousel Term Note, dated April 15, 2014, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 22, 2014).
10.39	Equipment Term Note, dated as of March 5, 2013, made by Deep Down, Inc. to the order of Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 12, 2013).
10.40	Building and Land Lease Agreement between W&P Development Corporation, as Landlord, and Deep Down, Inc., as Tenant, dated effective June 1, 2013 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 21, 2013).
10.41	15473 East Freeway contract, between Deep Down, Inc. and SAK Investments, LLC, dated January 11, 2016 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 14, 2016).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct. (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1*	Subsidiary list.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

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

Date: March 29, 2016

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

10.4	Third Amendment to Amended and Restated Credit Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 15, 2011).
10.5	Fourth Amendment to Amended and Restated Credit Agreement, dated April 15, 2012, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 10-Q filed on May 15, 2012).
10.6	Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 5, 2013, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 12, 2013).
10.7	Sixth Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2014, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 22, 2014).
10.8	Seventh Amendment to Amended and Restated Credit Agreement and Waiver, dated as of March 30, 2015, by and among Deep Down, Inc. and Whitney Bank.
10.9	Eighth Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2014, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 22, 2015).
10.10

Guaranty, dated as of November 11, 2008, by ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.2 to our Form 10-Q filed on November 14, 2008).

10.11	Joinder to Guaranty, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.5 to our Form 10-K filed on March 16, 2009).
10.12

Security Agreement, dated as of November 11, 2008, among Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 10-Q filed on November 14, 2008).

10.13	Joinder to Security Agreement, dated as of February 13, 2009, by Deep Down International Holdings, LLC (incorporated herein by reference from Exhibit 10.7 to our Form 10-K filed on March 16, 2009).
10.14

First Amendment to Security Agreement, dated as of December 18, 2008, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc. for the benefit of Whitney National Bank (incorporated herein by reference from Exhibit 10.3 to our Form 8-K filed on December 19, 2008).

10.15	Second Amendment to Security Agreement, executed as of May 29, 2009, by Deep Down, Inc., ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC and Deep Down, Inc., for the benefit of Whitney National Bank (incorporated by reference from Exhibit 10.4 to our Form 8-K filed on June 2, 2009).
10.16	Deed of Trust, Security Agreement and UCC Financing Statement for Fixture Filing, executed as of May 29, 2009, by Deep Down, Inc., as grantor, in favor of Gary M. Olander, as trustee, for the benefit of Whitney National Bank, as beneficiary (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 2, 2009).
10.17	Ratification of Guaranty, Security Agreement, and Intercreditor Agreement, dated April 14, 2010, among Deep Down, Inc., a Nevada corporation, as borrower, and ElectroWave USA, Inc., Flotation Technologies, Inc., Mako Technologies, LLC, Deep Down, Inc., a Delaware corporation, each a guarantor, and Whitney National Bank, a national banking association, as lender (incorporated by reference from Exhibit 10.36 to our Form 10-K filed on April 15, 2011).
10.18	First Modification to Deed of Trust, dated April 14, 2010, executed by Deep Down, Inc., as grantor, for the benefit of Whitney National Bank, as lender (incorporated by reference from Exhibit 10.37 to our Form 10-K filed on April 15, 2010).

10.19	First Modification to Assignment of Leases and Rents, dated April 14, 2010, executed by Deep Down, Inc., as assignor, and Whitney National Bank, as assignee (incorporated by reference from Exhibit 10.38 to our Form 10-K filed on April 15, 2010).
10.20	Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed on March 16, 2009).
10.21	Purchase and Sale Agreement, dated May 22, 2009, by and between Deep Down, Inc. and JUMA Properties, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 2, 2009).
10.22†	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Eugene L. Butler (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 15, 2010).
10.23†

Amended and Restated Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 15, 2010).

10.24	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed on July 21, 2008).
10.25	Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).
10.26	Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).
10.27	Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).
10.28	Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).
10.29	Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).
10.30	Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).
10.31	Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).
10.32	Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed on January 5, 2011).
10.33	Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed on January 5, 2011).
10.34	First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2011).
10.35	Stock Repurchase Agreement, dated as of June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.36	Acquisition Term Note, dated June 9, 2011, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on June 15, 2011).
10.37	Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 14, 2011).
10.38	Carousel Term Note, dated April 15, 2014, by and among Deep Down, Inc. and Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on May 22, 2014).
10.39	Equipment Term Note, dated as of March 5, 2013, made by Deep Down, Inc. to the order of Whitney Bank (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 12, 2013).
10.40	Building and Land Lease Agreement between W&P Development Corporation, as Landlord, and Deep Down, Inc., as Tenant, dated effective June 1, 2013 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 21, 2013).
10.41	15473 East Freeway contract, between Deep Down, Inc. and SAK Investments, LLC, dated January 11, 2016 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 14, 2016).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct. (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1*	Subsidiary list.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Deep Down, Inc.

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deep Down, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas

March 29, 2016

DEEP DOWN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)
ASSETS
Current assets:	December 31, 2015	December 31, 2014

Cash (included in the December 31, 2015 and 2014 balance is a compensating balance of $3,900) (Note 7)	$4,274	$5,312
Accounts receivable, net of allowance of $150 and $498, respectively	7,849	6,488
Inventory, net of reserve for obsolescence of $0 and $205, respectively	3,117	3,127
Costs and estimated earnings in excess of billings on uncompleted contracts	1,354	6,808
Prepaid expenses and other current assets	229	280
Total current assets	16,823	22,015
Property, plant and equipment, net	10,762	11,732
Intangibles, net	75	82
Other assets	878	891
Total assets	$28,538	$34,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,162	$4,139
Billings in excess of costs and estimated earnings on uncompleted contracts	46	–
Current portion of long-term debt	2,747	5,615
Total current liabilities	4,955	9,754
Total liabilities	4,955	9,754

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 15,631 and 15,130 shares issued and outstanding, respectively	16	15
Additional paid-in capital	72,989	72,532
Accumulated deficit	(49,422)	(47,581)
Total stockholders' equity	23,583	24,966
Total liabilities and stockholders' equity	$28,538	$34,720

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
(In thousands, except per share amounts)	2015	2014

Revenues	$24,848	$28,630
Cost of sales:
Cost of sales	15,802	18,610
Depreciation expense	1,499	1,423
Total cost of sales	17,301	20,033
Gross profit	7,547	8,597
Operating expenses:
Selling, general and administrative	9,113	9,440
Goodwill impairment	–	4,916
Depreciation and amortization	205	176
Total operating expenses	9,318	14,532
Operating loss	(1,771)	(5,935)
Other income (expense):
Interest expense, net	(247)	(205)
Gain on sale of asset	7	301
Equity in net income of joint venture and other income	226	32
Other, net	(20)	14
Total other (expense) income	(34)	142
Loss before income taxes	(1,805)	(5,793)
Income tax expense	(36)	(10)
Net loss	$(1,841)	$(5,803)

Net loss per share:
Basic	$(0.12)	$(0.38)
Diluted	$(0.12)	$(0.38)

Weighted-average shares outstanding:
Basic	15,104	15,179
Diluted	15,104	15,179

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Common Stock		Additional Paid-in	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Deficit	Total

Balance at December 31, 2013	15,261	$15	$72,142	$(41,778)	$30,379

Net loss	–	–	–	(5,803)	(5,803)
Restricted stock awards	30	–	–	–	–
Shares purchased from an employee and retired	(66)	–	(125)	–	(125)
Shares surrendered to settle employee tax liabilities and retired	(95)	–	(178)	–	(178)
Share-based compensation	–	–	693	–	693

Balance at December 31, 2014	15,130	$15	$72,532	$(47,581)	$24,966

Net loss	–	–	–	(1,841)	(1,841)
Restricted stock awards	600	1	(1)	–	–
Shares surrendered to settle employee tax liabilities and retired	(99)	–	(58)	–	(58)
Share-based compensation	–	–	516	–	516

Balance at December 31, 2015	15,631	$16	$72,989	$(49,422)	$23,583

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net loss	$(1,841)	$(5,803)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,704	1,599
Goodwill impairment	–	4,916
Share-based compensation	516	693
Inventory obsolescence	–	205
Bad debt expense (credit)	70	(19)
Equity in net income of joint venture and other income	(133)	(32)
Gain on sale of property, plant and equipment	(7)	(301)
Changes in operating assets and liabilities:
Accounts receivable	(1,421)	(1,668)
Inventory	10	39
Costs and estimated earnings in excess of billings on uncompleted contracts	5,454	(961)
Prepaid expenses and other current assets	51	(6)
Other assets	3	43
Accounts payable and accrued liabilities	(1,977)	1,351
Billings in excess of costs and estimated earnings on uncompleted contracts	46	(201)
Net cash provided by (used in) operating activities	2,475	(145)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	12	921
Payments received on employee receivable	23	20
Purchases of property, plant and equipment	(720)	(1,755)
Cash distribution received from joint venture	65	500
Net cash used in investing activities	(620)	(314)

Cash flows from financing activities:
Proceeds from long-term debt	1,750	4,700
Principal payments on long-term debt	(4,618)	(4,019)
Compensating balance	–	(3,900)
Deferred financing costs on bank term loan	(25)	(45)
Cash paid for purchase of our common stock	–	(125)
Net cash used in financing activities	(2,893)	(3,389)
Decrease in cash	(1,038)	(3,848)
Cash, beginning of year	1,412	5,260
Cash, end of year	$374	$1,412

Supplemental schedule of operating, investing and financing activities:
Cash paid for interest	$218	$208
Equity income receivable	$68	$–
Shares of common stock surrendered to settle employee payroll tax liabilities	$58	$178
Reclassification of equipment from property, plant and equipment to finished goods inventory	$–	$3,117
Reclassification of land and buildings purchase price from deposits in other assets to property, plant and equipment	$–	$500
Sale of land and buildings to an employee in exchange for note receivable in other assets	$–	$600

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

Deep Down, Inc., a Nevada corporation (“Deep Down Nevada”), and its directly and indirectly wholly-owned subsidiaries, Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Deep Down International Holdings, LLC, a Nevada limited liability company; and Deep Down Brasil - Solucoes em Petroleo e Gas, Ltda, a Brazilian limited liability company (“Deep Down Brasil”), (collectively referred to as “Deep Down”, “we”, “us” or the “Company”) is an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, flotation and Remote Operated Vehicles (“ROVs”) and related services. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Deep Down’s primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

Liquidity

As a deepwater service provider, our revenues, profitability, cash flows, and future rate of growth are generally dependent on the condition of the global oil and gas industry, and our customers’ ability to invest capital for offshore exploration, drilling and production and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. We enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delays in payments by significant customers or delays in completion of our contracts for any reason. While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective. We are dependent on our cash flows from operations to fund our working capital requirements and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations, which may require us to raise additional debt or equity capital. There can be no assurance that we could raise additional capital.

During the fiscal years ended December 31, 2015 and 2014, we supplemented the financing of our capital needs primarily through debt and equity financings. Since 2008, we have maintained a credit facility with Whitney Bank, a state chartered bank (“Whitney”); see additional discussion in Note 7, “Long-Term Debt”, of the Notes to Consolidated Financial Statements.

Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2015 and 2014. All intercompany transactions and balances have been eliminated.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

Segments

For the years ended December 31, 2015 and 2014, we only had one operating and reporting segment, Deep Down Delaware.

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

Our financial instruments consist primarily of cash equivalents, trade receivables and payables, and debt instruments. The carrying values of cash equivalents and trade receivables and payables approximated their fair values at December 31, 2015 and 2014 due to their short-term maturities. The carrying values of our debt instruments approximate their fair values at December 31, 2015 and 2014 because the interest rates approximate current market rates.

Accounts Receivable

Trade receivables are uncollateralized customer obligations due under normal trade terms. We provide an allowance for doubtful trade receivables based on a specific review of each customer’s trade receivable balance with respect to their ability to make payments. Generally, we do not charge interest on past due accounts. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2015 and 2014, we estimated the allowance for doubtful accounts requirement to be $150 and $498, respectively. Bad debt expense (credit) totaled $70 and $(19) for the years ended December 31, 2015 and 2014, respectively. The change in our allowance for doubtful accounts is a result of offsetting our 2014 accounts receivable balance of one of our subsidiaries against the corresponding allowance of $498.

Concentration of Credit Risk

As of December 31, 2015, three of our customers accounted for 35 percent, 26 percent and 17 percent of total trade accounts receivable. As of December 31, 2014, three of our customers accounted for 34 percent, 26 percent and 14 percent of total trade accounts receivable.

For the year ended December 31, 2015, our five largest customers accounted for 34 percent, 21 percent, 10 percent, 7 percent and 5 percent of total revenues. For the year ended December 31, 2014, our five largest customers accounted for 26 percent, 19 percent, 11 percent, 7 percent and 7 percent of total revenues.

The loss of one or more of these customers could have a material impact on our results of operations.

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

Inventory

Inventory, which consists of finished goods, work-in-progress and spare parts and materials used in our operations, is stated at the lower of cost or market, net of reserve for obsolescence. The obsolescence reserve was $0 as of December 31, 2015 and $205 as of December 31, 2014.

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

There was no goodwill at any time during the year ended December 31, 2015. For the year ended December 31, 2014, our quantitative assessment of goodwill, which was a Level 3 fair value determination (based on estimated discounted cash flows), resulted in a goodwill impairment expense of $4,916, which eliminated the remaining goodwill balance. This result occurred primarily due to the adverse impact of recently declining oil prices on current and anticipated future oil and gas development activity.

Equity Method Investments

Equity method investments in joint ventures are reported as investments in joint venture on the consolidated balance sheets, and our share of earnings or losses in the joint venture is reported as equity in net income or loss of joint venture in the consolidated statements of operations. We currently have no remaining investment, but still expect equity distributions from time to time. Our balance sheet currently reflects $161 as part of our accounts receivable balance as of December 31, 2015.

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

Lease Obligations

We lease land, buildings, vehicles and certain equipment under non-cancellable operating leases. Since February 2009, we have leased our corporate headquarters in Houston, Texas, under a non-cancellable operating lease. Deep Down Delaware leases indoor manufacturing space and leases office, warehouse and operating space in Houston, Texas and in Morgan City, Louisiana, under non-cancellable operating leases. As a result of the consolidation of Mako Technology, LLC’s operations into Deep Down Delaware in August 2012, in December 2012, we sub-leased our leased property in Morgan City, Louisiana to a third party. Additionally, we lease space in Mobile, AL to house our 3.4 ton carousel system. We also lease certain office and other operating equipment under capital leases; the related assets are included with property, plant and equipment on the consolidated balance sheets. See Note 13 “Subsequent Events”, of the Notes to Consolidated Financial Statements, for further explanation.

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

Assets and liabilities related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. See Note 12 “Restatement of Quarterly Information (Unaudited)”, of the Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

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

Share-Based Compensation

We record share-based awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period. Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis. At December 31, 2015, we had two types of share-based employee compensation: stock options and restricted stock.

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

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

Recently Issued Accounting Standards Not Yet Adopted

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2018. We are currently evaluating the impacts of the amendments to our financial statements and accounting practices for leases.

NOTE 2:	INVENTORY

The components of inventory are summarized below:

	December 31, 2015	December 31, 2014
Spare parts	$–	$205
Reserve for obsolescence	–	(205)
Work in progress	–	10
Finished goods	3,117	3,117
Inventory, net	$3,117	$3,127

The finished goods inventory balance of $3,117 at December 31, 2015 consists of a 3.5 metric ton portable umbilical carousel which we fabricated and bought back from a customer in November 2013 and are currently holding for sale.

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

NOTE 3:	COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized below:

	December 31, 2015	December 31, 2014
Costs incurred on uncompleted contracts	$3,220	$10,500
Estimated earnings on uncompleted contracts	2,282	3,893
	5,502	14,393
Less: Billings to date on uncompleted contracts	(4,194)	(7,585)
	$1,308	$6,808

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,354	$6,808
Billings in excess of costs and estimated earnings on uncompleted contracts	(46)	–
	$1,308	$6,808

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2015 and 2014 consisted primarily of earned but unbilled revenues related to fixed-price projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at December 31, 2015 consisted primarily of unearned billings related to fixed-price projects.

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

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

The components of our investment in joint venture are summarized below:

Investment in joint venture, December 31, 2013	$468
Equity in net income of CFT for the year ended December 31, 2014	32
Cash distribution from CFT for the year ended December 31, 2014	(500)
Investment in joint venture, December 31, 2014	$–
Equity in net income of CFT for the year ended December 31, 2015	133
Accrued distribution	(68)
Cash distribution from CFT for the year ended December 31, 2015	(65)
Investment in joint venture, December 31, 2015	$–

The Company accrued a distribution of $93, which is reported in Equity in net income of joint venture and other income for the year ended December 31, 2015.

NOTE 5:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	December 31, 2015	December 31, 2014	Asset Lives
Land	$1,582	$1,582	–
Buildings and improvements	1,447	1,447	7 - 36 years
Leasehold improvements	825	696	2 - 5 years
Equipment	15,435	14,015	2 - 30 years
Furniture, computers and office equipment	1,468	1,289	2 - 8 years
Construction in progress	341	1,413	–
Total property, plant and equipment	21,098	20,442
Less: Accumulated depreciation and amortization	(10,336)	(8,710)
Property, plant and equipment, net	$10,762	$11,732

Included in property, plant and equipment are assets under capital lease of $0 and $253 at December 31, 2015 and 2014, respectively, with related accumulated amortization of $0 and $72 at December 31, 2015 and 2014, respectively. See Note 7, “Long-term Debt”, of the Notes to Consolidated Financial Statements for debt associated with these capital leases.

Depreciation expense excluded from cost of sales in the accompanying consolidated statements of operations was $187 and $158 for the years ended December 31, 2015 and 2014, respectively. Depreciation expense included in cost of sales in the accompanying consolidated statements of operations was $1,499 and $1,423 for the years ended December 31, 2015 and 2014, respectively.

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets begin being depreciated once they are placed in service.

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

NOTE 6:	GOODWILL

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses.

There was no goodwill at any time during for the year ended December 31, 2015.  The quantitative assessment of goodwill we performed as of December 31, 2014, which was a Level 3 fair value determination (based on estimated discounted cash flows), indicated that goodwill was impaired. This result occurred primarily due to the adverse impact of recently declining oil prices on current and anticipated future oil and gas development activity. We recorded goodwill impairment expense of $4,916 for the year ended December 31, 2014, which eliminated the remaining goodwill balance.

NOTE 7:	LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2015	December 31, 2014
Whitney Credit Facility	$2,747	$5,560
Capital lease obligations	–	55
Total long-term debt	2,747	5,615
Less: Current portion of long-term debt	(2,747)	(5,615)
Long-term debt, net of current portion	$–	$–

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney.  The Facility has been amended and restated several times, most recently effective June 30, 2015 when we entered into the eighth amendment (“Eighth Amendment”).

The relevant terms of the Eighth Amendment include:

•	an extension of the maturity date of the revolving credit facility (“Revolving Credit Facility”) to June 30, 2016;

•	a modification of the interest rate with respect to the Revolving Credit Facility to 4.0 percent per annum;

•	a modification of certain financial covenants, specifically the Leverage Ratio and Fixed Charge Coverage Ratio (see further discussion below); and

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility for two consecutive quarters commencing with the quarter ended June 30, 2015.

Other current relevant terms of the Facility include:

•	a committed amount of $5,000 under the Revolving Credit Facility, subject to a borrowing base limitation based on eligible trade accounts receivable; the Revolving Credit Facility may be used to borrow cash (at an interest rate of 4.0 percent per annum) or to issue bank letters of credit (at a fee of 1.0 percent per annum); both cash borrowings and the issuance of bank letters of credit reduce the available capacity under the Revolving Credit Facility; the available borrowing and letter of credit capacity under the Revolving Credit Facility at December 31, 2015 was $4,275;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) at an amount of $9, beginning April 1, 2013;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayments of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

As of December 31, 2015, the Company’s indebtedness under the Facility consisted of the Revolving Credit Facility, the RE Term Facility, and the Carousel Term Facility was $0, $1,717, and $1,030, respectively. As of the date of this Report, all of our indebtedness has been fully repaid. See Note 13 “Subsequent Events”, of the Notes to Consolidated Financial Statements, for further explanation.

As mentioned above, our Facility obligates us to comply with certain financial covenants. They are as follows:

•	Leverage Ratio - The ratio of total net debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of December 31, 2015: 0.0 to 1.0. Our compensating cash balance of $3,900 offset our outstanding debt which resulted in our ratio of 0.0 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.4 to 1.0; actual Fixed Charge Coverage Ratio as of December 31, 2015: 0.7 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of December 31, 2015: $23,508.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of December 31, 2014, we were in compliance with all of our financial covenants, except for the Fixed Charge Coverage Ratio. Whitney provided us with a waiver for our noncompliance with this covenant. As of December 31, 2015, we were in compliance with our financial covenants, except for the Fixed Charge Coverage Ratio. We did not apply for a waiver for our noncompliance due to the full repayment of all of the Company’s indebtedness. See Note 13 “Subsequent Events”, of the Notes to Consolidated Financial Statements, for further explanation.

Debt Maturities

Maturities of long-term debt as of December 31, 2015 were as follows:

Debt Maturities
Years ended December 31,:
2016	$2,747
2017	–
2018	–
2019	–
2020	–
$2,747

NOTE 8:	EARNINGS OR LOSS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net earnings or loss per common share calculation:

	Year Ended
	December 31,
	2015	2014
Numerator:
Net loss	$(1,841)	$(5,803)

Denominator:
Weighted average number of common shares outstanding	15,104	15,179
Effect of dilutive securities	–	–
Denominator for diluted earnings per share	15,104	15,179

Net loss per common share outstanding, basic and diluted	$(0.12)	$(0.38)

At December 31, 2015 and 2014, there were outstanding stock options convertible to 275 and 325 shares of common stock, respectively. As of these dates, these options were anti-dilutive.

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

Summary of Nonvested Shares of Restricted Stock

The following table summarizes the activity of our nonvested restricted shares for the years ended December 31, 2015 and 2014.

	Restricted Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2013	839	$2.00
Granted	30	2.00
Vested	(352)	1.96
Nonvested at December 31, 2014	517	$2.01
Granted	600	0.38
Vested	(253)	2.02
Nonvested at December 31, 2015	864	$2.01

In December 2015, we granted 600 shares of restricted stock to management, par value $0.001 per share. These restricted shares are service-based and have a fair value grant price of $0.38 per share, based on the closing price of Deep Down’s common stock on that day (the “2015 Stock Grant”). The restrictions on the 2015 Stock Grant will lapse with respect to 200 shares on January 1, 2016, 200 shares on December 14, 2016 and 200 shares on December 17, 2017.

For the years ended December 31, 2015 and 2014, we recognized a total of $517 and $693, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards was $456 at December 31, 2015. These costs are expected to be recognized as expense over a weighted average period of 1.54 years.

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

Summary of Stock Options

During the year ended December 31, 2015, 50 unexercised stock options, previously granted in June 2011, were cancelled. Based on the shares of common stock outstanding at December 31, 2015, there were approximately 2,345 options available for grant under the Plan as of that date. We determine the fair value of stock options on the date of the grant using the Black-Scholes option pricing model.

For the years ended December 31, 2015 and 2014, we recognized a total of $0 and $69, respectively, of share-based compensation expense related to outstanding stock option awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized portion of the estimated fair value of outstanding stock options was $0 at December 31, 2015.

The following table summarizes our stock option activity for the years ended December 31, 2015 and 2014:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2013	945	$1.98	1.3
Cancellations & Forfeitures	(620)	$2.08
Outstanding at December 31, 2014	325	$1.80	1.4
Cancellations & Forfeitures	(50)	$1.80
Outstanding at December 31, 2015	275	$1.80	0.4
Exercisable at December 31, 2015	275	$1.80	0.4

The aggregate intrinsic value is based on the closing price of $0.46 on December 31, 2015. As of December 31, 2015, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0. The total fair value of stock options vested during the year ended December 31, 2015 was $0.

NOTE 10:	INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2015	2014
Federal:
Current	$4	$19
Deferred	34	(202)
Total	$38	$(183)
State:
Current	$32	$(9)
Deferred	(34)	202
Total	$(2)	$193
Total income tax expense (benefit)	$36	$10

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate before income taxes for the reasons set forth below.

	Year Ended December 31,
	2015	2014
Income tax benefit at federal statutory rate	34.00%	34.00%
State taxes, net of federal expense	0.73%	(3.39)%
Return to provision adjustments	(1.08)%	2.06%
Goodwill impairment	0.00%	(28.86)%
Valuation allowance	(35.60)%	(9.16)%
Research and development credits	0.65%	6.49%
Other permanent differences	(0.70)%	(0.19)%
Other, net	0.00%	(1.12)%
Total effective rate	(2.00)%	(0.17)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$61	$172
Net operating loss	5,300	4,814
Share-based compensation	1,206	1,071
Investment in joint venture	3,972	4,063
Other	651	579
Total deferred tax assets	$11,190	$10,699
Deferred tax liabilities:
Depreciation and amortization on property, plant and equipment	$(1,656)	$(1,797)
Amortization of intangibles	70	58
Total deferred tax liabilities	$(1,586)	$(1,739)
Less: valuation allowance	(9,604)	(8,960)
Net deferred tax position	$–	$–

We have $15,356 in net operating loss (“NOL”) carry forwards and $513 in research and development credits available to offset future taxable income. These federal NOL’s will expire at various dates through 2035. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2015. Accordingly, we do not have any accruals for penalties or interest related to our tax returns. Should an examination or audit arise, we would evaluate the need for an accrual and record one, if necessary. Our tax returns from the tax years ended December 31, 2010 through December 31, 2014 are open to examination by the IRS.

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

NOTE 11:	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2023.

At December 31, 2015, future minimum contractual lease obligations were as follows:

Years ending December 31,:	Operating Leases
2016	$1,361
2017	1,155
2018	1,154
2019	1,090
2020	1,080
Thereafter	2,610
Total minimum lease payments	$8,450

Rent expense for the years ended December 31, 2015 and 2014 was $1,447 and $1,508, respectively.

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. Letters of credit outstanding at December 31, 2015 and 2014 under the Fifth Amendment with Whitney were $0 and $415, respectively.

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

Litigation

From time to time we are involved in legal proceedings arising from the normal course of business. As of the date of this report, we are engaged in one material legal dispute, arising from the non-payment of equipment rental and services by one of our customers. See Note 12 “Restatement of Quarterly Information (Unaudited)”, of the Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

NOTE 12:	RESTATEMENT OF QUARTERLY INFORMATION (UNAUDITED)

In December 2014, at the request of a customer, we delivered a carousel to the customer on a lease or purchase arrangement. We honored this request in order to support its requirement for a critical umbilical project. At the completion of our customer’s requirement, we were advised by the customer it was not going to purchase the carousel, so we picked up the carousel and returned it to our facility. We then invoiced the customer on a rental basis.

The customer has declined to pay the invoices. We are pursuing collection through arbitration.

Under SEC Staff Accounting Bulletin No. 101 – Revenue Recognition in Financial Statements (SAB 101), “revenue should not be recognized until it is realized or realizable and earned.” Also according to SAB 101, revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured.

Based on the facts above and the guidelines of SAB 101, we determined that the revenue in relation to this situation should not have been recognized in the quarters ended March 31, 2015 and June 30, 2015. As a result, we have reversed the misstated revenue and related receivable from our unaudited consolidated financial statements.

The following table summarizes the impact of the revenue reversal on our unaudited consolidated financial statements each quarter:

Consolidated Statements of Operations impact:

	Three Months Ended			Three Months Ended			Six Months Ended			Nine Months Ended
	March 31, 2015			June 30, 2015			June 30, 2015			September 30, 2015
	Revenue			Revenue			Revenue			Revenue
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

Revenues	6,839	(1,005)	5,834	6,771	(235)	6,536	13,609	(1,240)	12,369	19,756	(1,240)	18,516
Gross profit	2,235	(1,005)	1,230	2,242	(235)	2,007	4,476	(1,240)	3,236	6,392	(1,240)	5,152
Operating (loss) income	(230)	(1,005)	(1,235)	172	(235)	(63)	(58)	(1,240)	(1,298)	(634)	(1,240)	(1,874)
Income (loss) before income taxes	(291)	(1,005)	(1,296)	214	(235)	(21)	(77)	(1,240)	(1,317)	(719)	(1,240)	(1,959)
Net income (loss)	(297)	(1,005)	(1,302)	206	(235)	(29)	(91)	(1,240)	(1,331)	(730)	(1,240)	(1,970)

Net income (loss) per share:
Basic earnings (loss) per common share	(0.02)	(0.07)	(0.09)	0.01	(0.02)	(0.01)	(0.01)	(0.08)	(0.09)	(0.05)	(0.08)	(0.13)
Diluted earnings (loss) per common share	(0.02)	(0.07)	(0.09)	0.01	(0.02)	(0.01)	(0.01)	(0.08)	(0.09)	(0.05)	(0.08)	(0.13)

Notes to Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

(in thousands, except per share amounts)

Consolidated Balance Sheets impact:
	As of			As of			As of
	March 31, 2015			June 30, 2015			September 30, 2015
	As Reported	Revenue Adjustment	As Restated	As Reported	Revenue Adjustment	As Restated	As Reported	Revenue Adjustment	As Restated

Accounts receivable	8,065	(1,005)	7,060	11,153	(1,240)	9,913	10,160	(1,240)	8,920
Total assets	35,574	(1,005)	34,569	35,885	(1,240)	34,645	31,855	(1,240)	30,615
Accumulated deficit	(47,878)	(1,005)	(48,883)	(47,672)	(1,240)	(48,912)	(48,311)	(1,240)	(49,551)
Total Equity	35,574	(1,005)	34,569	35,885	(1,240)	34,645	31,855	(1,240)	30,615

NOTE 13:	SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

On March 10, 2016, we completed the sale of buildings and approximately 10 acres of land in Channelview, Texas for a sale price of $3,800.

Additionally in March 2016, we fully repaid the outstanding indebtedness under the Facility with Whitney. See Note 7 “Long-Term Debt”, of the Notes to Consolidated Financial Statements, for further explanation of our credit facility.

