Form 10-Q
period 2016-03-31
Deep Down, Inc.
filed 2016-05-13
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At May 11, 2016, there were 15,551,414 shares outstanding of Common Stock, par value $0.001 per share.

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

i

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2015, other periodic and current reports we file with the SEC or this Report.

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

ii

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)
	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash (including a compensating balance of $3,900) (Note 6)	$6,855	$4,274
Accounts receivable, net of allowance of $150	5,749	7,849
Inventory	3,117	3,117
Costs and estimated earnings in excess of billings on uncompleted contracts	910	1,354
Prepaid expenses and other current assets	145	229
Total current assets	16,776	16,823
Property, plant and equipment, net	7,721	10,762
Intangibles, net	74	75
Other assets	804	878
Total assets	$25,375	$28,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,878	$2,162
Billings in excess of costs and estimated earnings on uncompleted contracts	240	46
Current portion of long-term debt	–	2,747
Total current liabilities	2,118	4,955
Total liabilities	2,118	4,955

Commitments and contingencies (Notes 6 and 9)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500 shares authorized, 15,551 and 15,631 shares issued and outstanding, respectively	16	16
Additional paid-in capital	73,113	72,989
Accumulated deficit	(49,872)	(49,422)
Total stockholders' equity	23,257	23,583
Total liabilities and stockholders' equity	$25,375	$28,538

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2016	2015
		(As Restated)
Revenues	$4,355	$5,834
Cost of sales:
Cost of sales	2,599	4,263
Depreciation expense	322	341
Total cost of sales	2,921	4,604
Gross profit	1,434	1,230
Operating expenses:
Selling, general and administrative	2,788	2,427
Depreciation and amortization	106	38
Total operating expenses	2,894	2,465
Operating loss	(1,460)	(1,235)
Other income (expense):
Interest expense, net	(54)	(61)
Gain on sale of property, plant and equipment	1,070	–
Total other income (expense)	1,016	(61)
Loss before income taxes	(444)	(1,296)
Income tax expense	(6)	(6)
Net loss	$(450)	$(1,302)

Net loss per share:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

Weighted-average shares outstanding:
Basic	15,552	15,131
Diluted	15,552	15,131

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
		(As Restated)
Cash flows from operating activities:
Net loss	$(450)	$(1,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	155	126
Write off of deferred financing fees	21	–
Depreciation and amortization	428	379
Gain on sale of property, plant and equipment	(1,070)	–
Changes in assets and liabilities:
Accounts receivable, net of allowance	1,908	(571)
Inventory	–	(114)
Costs and estimated earnings in excess of billings on uncompleted contracts	444	862
Prepaid expenses and other current assets	84	103
Other assets	48	9
Accounts payable and accrued liabilities	(284)	(448)
Billings in excess of costs and estimated earnings on uncompleted contracts	194	634
Net cash provided by (used in) operating activities	1,478	(322)

Cash flows from investing activities:
Purchases of property, plant and equipment	(103)	(179)
Proceeds from sale of property, plant and equipment	3,800	–
Cash distribution received from joint venture	161	–
Repayments on notes receivable	3	9
Net cash provided by (used in) investing activities	3,861	(170)

Cash flows from financing activities:
Deferred financing costs on bank term loan	(11)	–
Proceeds from bank loan drawn for working capital purposes	300	1,000
Repayments of long-term debt	(3,047)	(162)
Net cash provided by (used in) financing activities	(2,758)	838
Change in cash	2,581	346
Cash, beginning of period	374	1,412
Cash, end of period	$2,955	$1,758

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its directly and indirectly wholly-owned subsidiaries (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q.  As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 29, 2016 with the Commission.

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

Segments

We operate one principal deepwater oilfield services business, which provides many solutions to our customers. For the three months ended March 31, 2016 and 2015, we only had one reporting segment, Deep Down Delaware. All of the services and products we provide are interrelated, performed for the same general customers and marketed as such.

In accordance with ASC Topic 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM primarily evaluates performance based on each project’s gross margin and net income.

In determining the reportable segment, we concluded that all services and products have similar economic and other characteristics, including similar gross margin percentage, production processes, suppliers, regulatory environments, customer type, and underlying demand and supply. Our services and products follow the same accounting policies and are managed by our management team.

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

Based on the facts above and the guidelines of SAB 101, we determined that the revenue in relation to this situation should not have been recognized in the quarter ended March 31, 2015. As a result, we have reversed the misstated revenue and related receivable from our unaudited consolidated financial statements.

The following table summarizes the impact of the revenue reversal on our unaudited consolidated statement of operations:

Consolidated Statement of Operations impact:

	Three Months Ended
	March 31, 2015
	As Reported	Revenue Adjustment	As Restated

Revenues	6,839	(1,005)	5,834
Gross profit	2,235	(1,005)	1,230
Operating (loss) income	(230)	(1,005)	(1,235)
Income (loss) before income taxes	(291)	(1,005)	(1,296)
Net income (loss)	(297)	(1,005)	(1,302)

Net income (loss) per share:
Basic earnings (loss) per common share	(0.02)	(0.07)	(0.09)
Diluted earnings (loss) per common share	(0.02)	(0.07)	(0.09)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 3: INVENTORY

The finished goods inventory balance of $3,117 consists of a 3,500 MT portable umbilical carousel, which we fabricated and bought back from a customer in November 2013 and are currently holding for sale.

NOTE 4: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	March 31, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$3,746	$3,220
Estimated earnings on uncompleted contracts	2,360	2,282
	6,106	5,502
Less: Billings to date on uncompleted contracts	(5,436)	(4,194)
	$670	$1,308

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$910	$1,354
Billings in excess of costs and estimated earnings on uncompleted contracts	(240)	(46)
	$670	$1,308

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2016 and December 31, 2015 consisted of earned but unbilled revenues related to fixed-price projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at March 31, 2016 and December 31, 2015 consisted of unearned billings related to fixed-price projects.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	March 31, 2016	December 31, 2015	Asset Lives
Land	$–	$1,582	–
Buildings and improvements	–	1,447	7 - 36 years
Leasehold improvements	825	825	2 - 5 years
Equipment	15,435	15,435	2 - 30 years
Furniture, computers and office equipment	1,362	1,468	2 - 8 years
Construction in progress	445	341	–
Total property, plant and equipment	18,067	21,098
Less: Accumulated depreciation and amortization	(10,346)	(10,336)
Property, plant and equipment, net	$7,721	$10,762

The reduction in our net property, plant and equipment was due to the sale of our Channelview location in March 2016.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 6: LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
Whitney credit facility	$–	$2,747
Total long-term debt	–	2,747
Less: Current portion of long-term debt	–	(2,747)
Long-term debt, net of current portion	$–	$–

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney Bank.  The Facility has been amended and restated several times, most recently effective June 30, 2015 when we entered into the eighth amendment (“Eighth Amendment”).

The relevant terms of the Eighth Amendment include:

•	an extension of the maturity date of the revolving credit facility (“Revolving Credit Facility”) to June 30, 2016;

•	a modification of the interest rate with respect to the Revolving Credit Facility to 4.0 percent per annum;

•	a modification of certain financial covenants, specifically the Leverage Ratio and Fixed Charge Coverage Ratio (see further discussion below); and

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility for two consecutive quarters commencing with the quarter ended June 30, 2015.

Other current relevant terms of the Facility include:

•	a committed amount of $5,000 under the Revolving Credit Facility, subject to a borrowing base limitation based on eligible trade accounts receivable; the Revolving Credit Facility may be used to borrow cash (at an interest rate of 4.0 percent per annum) or to issue bank letters of credit (at a fee of 1.0 percent per annum); both cash borrowings and the issuance of bank letters of credit reduce the available capacity under the Revolving Credit Facility; the available borrowing and letter of credit capacity under the Revolving Credit Facility at March 31, 2016 was $3,044;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) at an amount of $9, beginning April 1, 2013, while there is any amount outstanding;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayments of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014, while there is any amount outstanding; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

In March 2016, we paid off the RE Term Facility and the Carousel Term Facility with proceeds received from the sale of our Channelview location. As of March 31, 2016, the Company’s indebtedness under the Facility was $0.

As mentioned above, our Facility obligates us to comply with certain financial covenants. They are as follows:

•	Leverage Ratio - The ratio of total net debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of March 31, 2016: 0.00 to 1.0. Having no debt outstanding at March 31, 2016 resulted in our ratio of 0.00 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.4 to 1.0; actual Fixed Charge Coverage Ratio as of March 31, 2016: 1.41 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of March 31, 2016: $23,183.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of March 31, 2016, we were in compliance with all of our financial covenants.

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

Summary of Nonvested Shares of Restricted Stock

For the three months ended March 31, 2016 and 2015, we recognized a total of $155 and $126, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. There were no new stock grants during the three months ended March 31, 2016. The unamortized estimated fair value of nonvested shares of restricted stock awards was $300 at March 31, 2016. These costs are expected to be recognized as expense over a weighted average period of 1.15 years.

Summary of Stock Options

For the three months ended March 31, 2016 and 2015, we did not recognize any share-based compensation expense related to outstanding stock option awards. The unamortized portion of the estimated fair value of non-vested stock options was $0 at March 31, 2016.

NOTE 8: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at March 31, 2016 and December 31, 2015 management has recorded a full deferred tax asset valuation allowance.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time we are involved in legal proceedings arising from the normal course of business. As of the date of this Report, we are engaged in one material legal dispute, arising from the non-payment of equipment rental and services by one of our customers. Refer to Note 12 of the Notes to Consolidated Financial Statements in Part II. Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2023.

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There were $0 in LC’s outstanding at March 31, 2016 and December 31, 2015.

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

At March 31, 2016 and 2015, there were outstanding stock options convertible to 0 and 325 shares of common stock, respectively, all of which were anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 29, 2016 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

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

Industry and Executive Outlook

Oil prices have continued to stay at lower than ideal levels, resulting in more project delays and prolonged uncertainty over the future. This situation is widely expected to prevail through the end of 2016 and beyond. However, it is also providing unique opportunities for the kind of innovative solutions around which we have built our reputation.

As the operators look for ways to further manage their capital expenditures, they are increasingly looking to their supply chain to partner in these efforts, and are more open than before to rethink how they execute their projects. The open book nature of our Time and Materials contracting strategy has increased our customers’ flexibility during the design and engineering phases, enabling them to be constantly aware of the financial impact of different designs, and thus providing for immediate selection of the most ideal solution.

One unintended consequence has been longer than expected engineering cycles, due to a series of requested changes, but which will ultimately result in more cost effective solutions for the customers. This had a material impact on our procurement and production schedules, and consequently on our first quarter results. To mitigate against this going forward, we have extended our workforce optimization efforts into further consolidation of our facilities and personnel. In addition to previously announced consolidation efforts, at the end of the first quarter we shut down a remote engineering office and expect to realize cost savings and increased efficiency.

We feel confident that our historically high backlog, coupled with our focus on continuing to maintain a strong balance sheet, our recent organizational restructuring, and our closer collaboration with our customers will all enable us to successfully navigate the current low oil price environment, while we prepare for the inevitable rebound.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues. Revenues for the three months ended March 31, 2016 were $4,355 compared to revenues of $5,834 for the three months ended March 31, 2015. The $1,479, or 25 percent, decrease is primarily a result of several large projects having longer than expected engineering cycles due to a series of requested changes. The prolonged engineering resulted in delays in the commencement of procurement and manufacturing activities, thus reducing the corresponding revenues to be recognized.

Gross profit. Gross profit in the first quarter of 2016 was $1,434 compared to $1,230 in the prior-year quarter. Despite the lower revenues in 2016, our gross profit percentage in 2016 increased to 33 percent compared to gross profit in 2015 of 21 percent. The lower margins in the first quarter of 2015 related to significant costs incurred on a large project, whose revenues were not recognized due to a contractual dispute.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) were $2,788, or 64 percent of revenues, for the three months ended March 31, 2016 compared to $2,427, or 42 percent of revenues, for the three months ended March 31, 2015. The $361 increase is due primarily to a $309 increase in certain SG&A salaries and associated taxes and benefits and a $56 increase in rent and lease payments. The increase in SG&A salaries was due to certain salary increases since March 31, 2015 and the time spent by administrative employees on the move from the Channelview location to our Beaumont highway location.

Other income (expense). For the three months ended March 31, 2016, we recognized a gain on the sale of property, plant and equipment of $1,070 related to the sale of our Channelview location.

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

The following is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(450)	$(1,302)
Less gain on sale of Channelview property	(1,070)	–
Add back interest expense, net of interest income	54	61
Add back depreciation and amortization	428	379
Add back income tax expense	6	6
Add back share-based compensation	155	126
Modified EBITDA loss	$(877)	$(730)

Modified EBITDA loss was $(877) in the first quarter of 2016 compared to $(730) in the prior-year period. Modified EBITDA loss increased $147 primarily due to the increased SG&A expenses discussed previously.

Liquidity and Capital Resources

Overview

Historically, we have supplemented the financing of our capital needs through debt and equity financings.

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney Bank.  The Facility has been amended and restated several times, most recently effective June 30, 2015 when we entered into the eighth amendment (“Eighth Amendment”).

The relevant terms of the Eighth Amendment include:

•	an extension of the maturity date of the revolving credit facility (“Revolving Credit Facility”) to June 30, 2016;

•	a modification of the interest rate with respect to the Revolving Credit Facility to 4.0 percent per annum;

•	a modification of certain financial covenants, specifically the Leverage Ratio and Fixed Charge Coverage Ratio (see further discussion below); and

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility for two consecutive quarters commencing with the quarter ended June 30, 2015.

Other current relevant terms of the Facility include:

•	a committed amount of $5,000 under the Revolving Credit Facility, subject to a borrowing base limitation based on eligible trade accounts receivable; the Revolving Credit Facility may be used to borrow cash (at an interest rate of 4.0 percent per annum) or to issue bank letters of credit (at a fee of 1.0 percent per annum); both cash borrowings and the issuance of bank letters of credit reduce the available capacity under the Revolving Credit Facility; the available borrowing and letter of credit capacity under the Revolving Credit Facility at March 31, 2016 was $3,044;

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) at an amount of $9, beginning April 1, 2013, while there is any amount outstanding;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayments of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014, while there is any amount outstanding; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

In March 2016, we paid off the RE Term Facility and the Carousel Term Facility with proceeds received from the sale of our Channelview location. As of March 31, 2016, the Company’s indebtedness under the Facility was $0.

As mentioned above, our Facility obligates us to comply with certain financial covenants. They are as follows:

•	Leverage Ratio - The ratio of total net debt to consolidated EBITDA must be less than 3.0 to 1.0; actual Leverage Ratio as of March 31, 2016: 0.00 to 1.0. Having no debt outstanding at March 31, 2016 resulted in our ratio of 0.00 to 1.0.

•	Fixed Charge Coverage Ratio - The ratio of consolidated EBITDA to consolidated net interest expense, plus principal payments on total debt, must be greater than 1.4 to 1.0; actual Fixed Charge Coverage Ratio as of March 31, 2016: 1.41 to 1.0.

•	Tangible Net Worth - Our consolidated net worth, after deducting other assets as are properly classified as “intangible assets,” plus 50 percent of net income, after provision for taxes, must be in excess of $16,700; actual Tangible Net Worth as of March 31, 2016: $23,183.

•	Moreover, we continue to have obligations for other covenants, including, among others, limitations on issuance of common stock, liens, transactions with affiliates, additional indebtedness and permitted investments.

As of March 31, 2016, we were in compliance with all of our financial covenants.

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

Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our Critical Accounting Policies and Estimates.

Recently Issued Accounting Standards

Refer to Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of March 31, 2016, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that changes were necessary in internal controls over financial reporting during the fiscal quarter ended March 31, 2016 as a result of the following material weakness in internal control as of December 31, 2015.

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

Because this control deficiency caused material misstatements to our unaudited financial statement filings in our quarterly reports in 2015, we have implemented the following internal controls and procedures over our revenue recognition during the first quarter of 2016 to remedy the material weakness:

Management reviews all contracts and invoices to ensure that:

•	The work being done has been clearly approved by both the Company and its customer and evidence to that effect has been obtained; and

•	Effective communication with accounting personnel during the billing process to ensure proper invoicing to the customer.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising from the normal course of business. As of the date of this Report, we are engaged in one material legal dispute, arising from the non-payment of equipment rental and services by one of our customers. Refer to Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6. EXHIBITS

10.1	15473 East Freeway contract, between Deep Down, Inc. and SAK Investments, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 14, 2016)
31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Statement of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

________________________

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC. (Registrant)

Date: May 13, 2016

By: /s/ Ronald E. Smith

Ronald E. Smith

President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Eugene L. Butler

Eugene L. Butler

Executive Chairman and Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

10.1	15473 East Freeway contract, between Deep Down, Inc. and SAK Investments, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 14, 2016)
31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Eugene L. Butler, Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Statement of Ronald E. Smith, President and Chief Executive Officer and Eugene L. Butler, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

________________________

* Filed or furnished herewith.

