Form 10-Q
period 2016-06-30
Deep Down, Inc.
filed 2016-08-12
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At August 10, 2016, there were 15,493,360 shares of Common Stock outstanding, par value $0.001 per share.

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

i

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2015, other periodic and current reports we have filed with the SEC or this Report.

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowncinc.com) as soon as reasonably practicable after we have filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Report.

ii

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash (including a compensating balance of $3,900 at December 31, 2015) (Note 6)	$6,983	$4,274
Accounts receivable, net of allowance of $150	6,972	7,849
Inventory	3,117	3,117
Costs and estimated earnings in excess of billings on uncompleted contracts	2,274	1,354
Prepaid expenses and other current assets	284	229
Total current assets	19,630	16,823
Property, plant and equipment, net	8,052	10,762
Intangibles, net	72	75
Other assets	822	878
Total assets	$28,576	$28,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,584	$2,162
Billings in excess of costs and estimated earnings on uncompleted contracts	3,264	46
Current portion of long-term debt	–	2,747
Total current liabilities	5,848	4,955
Total liabilities	5,848	4,955

Commitments and contingencies (Notes 6 and 10)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,493,360 and 15,631,714 shares issued, respectively	15	16
Additional paid-in capital	73,132	72,989
Treasury Stock, 4,224 shares at cost	(4)	–
Accumulated deficit	(50,415)	(49,422)
Total stockholders' equity	22,728	23,583
Total liabilities and stockholders' equity	$28,576	$28,538

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
		(As Restated)		(As Restated)
Revenues	$5,968	$6,536	$10,323	$12,369
Cost of sales:
Cost of sales	3,737	4,132	6,337	8,396
Depreciation expense	290	397	612	737
Total cost of sales	4,027	4,529	6,949	9,133
Gross profit	1,941	2,007	3,374	3,236
Operating expenses:
Selling, general and administrative	2,378	2,003	5,166	4,430
Depreciation and amortization	94	67	200	104
Total operating expenses	2,472	2,070	5,366	4,534
Operating loss	(531)	(63)	(1,992)	(1,298)
Other income (expense):
Interest expense, net	(6)	(64)	(61)	(125)
Equity in net income of joint venture	–	133	–	133
Gain on disposal of property, plant and equipment	–	–	1,070	–
Other, net	–	(27)	–	(27)
Total other income (expense)	(6)	42	1,009	(19)
Loss before income taxes	(537)	(21)	(983)	(1,317)
Income tax expense	(5)	(8)	(10)	(14)
Net loss	$(542)	$(29)	$(993)	$(1,331)

Net loss per share:
Basic	$(0.03)	$–	$(0.06)	$(0.09)
Fully diluted	$(0.03)	$–	$(0.06)	$(0.09)

Weighted-average shares outstanding:
Basic	15,546	15,110	15,555	15,120
Fully diluted	15,546	15,110	15,555	15,120

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2016	2015
		(As Restated)
Cash flows from operating activities:
Net loss	$(993)	$(1,331)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in net income of joint venture	–	(133)
Share-based compensation	274	253
Bad debt (credit) expense	–	(55)
Depreciation and amortization	812	841
Gain on disposal of property, plant and equipment, net	(1,070)	–
Write-off of deferred financing fees	23	–
Changes in assets and liabilities:
Accounts receivable, net	584	(3,428)
Costs and estimated earnings in excess of billings on uncompleted contracts	(920)	2,147
Prepaid expenses and other current assets	(55)	203
Other assets	15	45
Inventory, net	–	(18)
Accounts payable and accrued liabilities	207	(727)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,218	436
Net cash (used in) provided by operating activities	2,095	(1,767)

Cash flows from investing activities:
Purchases of property, plant and equipment	(588)	(296)
Proceeds from sale of property, plant and equipment	3,800	–
Repayments on notes receivable	7	15
Distribution from joint venture	161	65
Net cash (used in) provided by investing activities	3,380	(216)

Cash flows from financing activities:
Purchase of treasury shares	(4)	–
Proceeds from bank loans	300	1,750
Cash paid for deferred financing costs	(15)	(25)
Release of compensating balance	3,900	–
Repayments of long-term debt	(3,047)	(398)
Net cash provided by financing activities	1,134	1,327
Change in cash	6,609	(656)
Cash at beginning of period, net of compensating balance of $3,900	374	1,412
Cash at end of period, net of compensating balance of $3,900 at June 30, 2015	$6,983	$756

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its directly and indirectly wholly-owned subsidiaries (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q.  As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“GAAP”) can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 29, 2016 with the Commission.

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, then the actual amounts may differ from those included in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Certain previously reported amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Segments

We operate one principal deepwater oilfield services business, which provides many solutions to our customers. For the six months ended June 30, 2016 and 2015, we only had one reporting segment, Deep Down Delaware. All of the services and products we provide are interrelated, performed for the same general customers and marketed as such.

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

Recently Issued Accounting Standards Not Yet Adopted

In August 2014, the Financial Accounting Standards Board, (“FASB”) issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for us beginning January 1, 2017. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. The effective date for this standard was deferred in July 2015 and will now be effective for us beginning January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method; we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires in scope inventory to be measured at the lower of cost and net realizable value rather than at the lower of cost or market under existing guidance. The amendments in this ASU are effective for us beginning January 1, 2017. Early application is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for us beginning January 1, 2019. We are currently evaluating the impacts of the amendments to our financial statements and accounting practices for leases.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Among other amendments, ASU 2016-09 requires that excess tax benefits or deficiencies are recognized as income tax expense or benefit in the income statement, gives an entity the ability to elect to estimate the number of awards that are expected to vest or account for forfeitures as they occur and permits withholding up to the maximum statutory tax rates as the threshold to qualify for equity classification. The guidance will become effective for us beginning January 1, 2017. Early application is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

NOTE 2: RESTATEMENT OF QUARTERLY INFORMATION

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

Based on the facts above and the guidelines of SAB 101, we determined that the revenue in relation to this situation should not have been recognized in the quarter ended June 30, 2015. As a result, we have reversed the misstated revenue and related receivable from our unaudited consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The following table summarizes the impact of the revenue reversal on our unaudited consolidated statement of operations:

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	As Reported	Revenue Adjustment	As Restated	As Reported	Revenue Adjustment	As Restated
Revenues	6,771	(235)	6,536	13,609	(1,240)	12,369
Gross profit	2,242	(235)	2,007	4,476	(1,240)	3,236
Operating (loss) income	172	(235)	(63)	(58)	(1,240)	(1,298)
Income (loss) before income taxes	214	(235)	(21)	(77)	(1,240)	(1,317)
Net income (loss)	206	(235)	(29)	(91)	(1,240)	(1,331)

Net income (loss) per share:
Basic earnings (loss) per common share	0.01	(0.02)	–	(0.01)	(0.08)	(0.09)
Diluted earnings (loss) per common share	0.01	(0.02)	–	(0.01)	(0.08)	(0.09)

NOTE 3: INVENTORY

The finished goods inventory balance of $3,117 consists of a 3,500 MT portable umbilical carousel, which we fabricated and bought back from a customer in November 2013 and are currently holding for sale.

NOTE 4: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	June 30, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$6,378	$3,220
Estimated earnings on uncompleted contracts	3,807	2,282
	10,185	5,502
Less: Billings to date on uncompleted contracts	(11,175)	(4,194)
	$(990)	$1,308

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,274	$1,354
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,264)	(46)
	$(990)	$1,308

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2016 and December 31, 2015 consisted of earned but unbilled revenues related to fixed-price and time and material projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2016 and December 31, 2015 consisted of unearned billings related to fixed-price and time and material projects.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	June 30, 2016	December 31, 2015	Asset Lives
Land	$–	$1,582	–
Buildings and improvements	5	1,447	7 - 36 years
Leasehold improvements	825	825	2 - 5 years
Equipment	15,435	15,435	2 - 30 years
Furniture, computers and office equipment	1,362	1,468	2 - 8 years
Construction in progress	1,140	341	–
Total property, plant and equipment	18,767	21,098
Less: Accumulated depreciation and amortization	(10,715)	(10,336)
Property, plant and equipment, net	$8,052	$10,762

The reduction in our net property, plant and equipment was due to the sale of our Channelview location in March 2016.

NOTE 6: LONG-TERM DEBT

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney Bank.  The Facility has been amended and restated several times, most recently effective June 30, 2015 when we entered into the eighth amendment (“Eighth Amendment”).

The relevant terms of the Eighth Amendment included:

•	an extension of the maturity date of the revolving credit facility (“Revolving Credit Facility”) to June 30, 2016;

•	a modification of the interest rate with respect to the Revolving Credit Facility to 4.0 percent per annum;

•	a modification of certain financial covenants; and

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility for two consecutive quarters commencing with the quarter ended June 30, 2015.

Due to the expiration of our credit facility on June 30, 2016, we no longer have the requirement of a compensating balance and the $3,900 is now available for use. As of June 30, 2016, we no longer have these credit facilities available to us.

Other terms of the Facility included:

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

As of June 30, 2016, the Company’s indebtedness under the Facility was $0.

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

Summary of Nonvested Shares of Restricted Stock

On May 27, 2016, we granted 30 shares of restricted stock to an independent director, par value $0.001 per share. These shares have a fair value grant price of $1.02 per share, based on the closing price of Deep Down’s stock on that day. These shares vest over three years in equal tranches on the grant date anniversary, with continued service on our Board of Directors; we are amortizing the related share-based compensation of $31 over the three-year requisite service period.

During the six months ended June 30, 2016, we withheld 168 shares of our common stock from the vesting of nonvested shares granted to employees to satisfy tax withholding obligations. Once withheld, the shares were canceled and removed from the number of outstanding shares. We subsequently remitted the amount withheld to the tax authority.

For the six months ended June 30, 2016 and 2015, we recognized a total of $274 and $253, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards was $208 at June 30, 2016. These costs are expected to be recognized as expense over a weighted average period of 1.12 years.

Summary of Stock Options

For the six months ended June 30, 2016 and 2015, we did not recognize share-based compensation expense related to outstanding stock option awards. There was no unamortized estimated fair value of non-vested stock options at June 30, 2016.

NOTE 8: TREASURY STOCK

On May 23, 2016, our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we may repurchase up to $1,000 of our outstanding stock. The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations. The Repurchase Program will be funded from cash on hand and cash provided by operating activities. The Repurchase Program will expire as of the close of business on March 31, 2017. As of June 30, 2016, we have purchased 4 shares at cost of $4 under this Repurchase Program. The average price per share of treasury stock through June 30, 2016 has been $0.93. Treasury shares are accounted for using the cost method.

NOTE 9: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax loss, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at June 30, 2016 and December 31, 2015 management has recorded a full deferred tax asset valuation allowance.

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

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There was $0 in LC’s outstanding at June 30, 2016 and December 31, 2015.

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

At June 30, 2016 and 2015, there were no potentially dilutive securities outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 29, 2016 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

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

Industry and Executive Outlook

The industry continues to languish in low oil prices and many of our customers are continuing to reduce their number of personnel. Many projects that we have quotes on continue to be delayed, and some customers are asking for reductions on our quoted prices. Much of the industry expects oil prices to improve by year-end, however there is no clear indication that will happen, so we intend to focus on cost reductions and running operations as lean as possible.

We are seeing our customers shift from pure cost reduction, to a longer term view of cost rationalization with the uncertainty in the industry in mind. This renewed mindset is giving rise to new opportunities for smarter and more collaborative solutions, especially within companies that made major personnel reductions. We have received several orders directly from operators, rather than through other equipment manufacturers.

We expect our backlog to remain fairly stable, with more than 80% of it from major operators. We do not have any large manufacturing jobs in our backlog, which have typically resulted in lower margins and contributed to our losses in the past.

We will continue to focus on our core product lines, while managing our costs.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues. Revenues for the three months ended June 30, 2016 were $5,968 compared to revenues of $6,536 for the three months ended June 30, 2015. The $568, or 9 percent, decrease is primarily a result of several offshore projects being delayed and some projects having longer than expected delays in the commencement of procurement and manufacturing activities, thus reducing the corresponding revenues to be recognized.

Gross profit. Gross profit for the three months ended June 30, 2016 was $1,941 compared to $2,007 for the three months ended June 30, 2015. Despite the lower revenues in 2016, our gross profit percentage in 2016 increased to 33 percent compared to gross profit percentage in 2015 of 31 percent. The lower margins during the three months ended June 30, 2015 related to significant costs incurred on a large project with revenues not recognized due to a contractual dispute.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2016 were $2,378, or 40 percent of revenues, compared to $2,003, or 31 percent of revenues, for the three months ended June 30, 2015. The $375 increase in SG&A for the three months ended June 30, 2016 is due primarily to a $181 increase in legal expenses, a $50 increase in certain SG&A salaries and associated taxes and benefits and a $50 increase in outside services. The increase was also affected by $95 in property tax and bad debt credits recorded in the second quarter of 2015. The legal expense increase is related to fees incurred in order to protect our intellectual property, corporate integrity and human resource policies.

Equity in net income of joint venture. During the three months ended June 30, 2015, we recorded $133 of equity, related to the net income for the year ended December 31, 2014, for Cuming Flotation Technologies, LLC (“CFT”), in which we own a 20 percent interest. CFT’s 2014 net income consisted primarily of a gain on the sale of property, plant and equipment and earn-out revenues associated with the sale of a subsidiary.

Modified EBITDA. Our management evaluates our performance based on a non-GAAP measure which consists of earnings (net income or loss) available to common shareholders before net interest expense, income taxes, non-cash share-based compensation expense, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges (“Modified EBITDA”).  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying unaudited condensed consolidated statements of operations.

We believe Modified EBITDA is useful to investors in evaluating our operating performance because it is widely used to measure a company’s operating performance, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest); asset base (primarily depreciation and amortization); actions that do not affect liquidity (share-based compensation expense, equity in net income or loss of joint venture) from our operating results and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such, are not a directly controllable period operating charge.

The following is a reconciliation of net loss to Modified EBITDA (EBITDA loss) for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
		(As Restated)
Net loss	$(542)	$(29)
Add back interest expense, net	6	64
Add back depreciation and amortization	384	464
Add back income tax expense	5	8
Add back share-based compensation	119	127
Modified EBITDA ( EBITDA loss)	$(28)	$634

Modified EBITDA loss for the three months ended June 30, 2016 was $(28). Modified EBITDA for the three months ended June 30, 2015 was $634. The $662 decrease in Modified EBITDA was due primarily to the decreased revenues during the three months ended June 30, 2016 compared to the same period in 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues. Revenues for the six months ended June 30, 2016 were $10,323 compared to revenues of $12,369 for the six months ended June 30, 2015. The $2,046, or 17 percent, decrease is primarily a result of delays in several offshore projects, and some projects having longer than expected delays in the commencement of procurement and manufacturing activities, thus reducing the corresponding revenues to be recognized.

Gross Profit. Gross profit for the six months ended June 30, 2016 was $3,374, or 33 percent of revenues, compared to gross profit of $3,236, or 26% of revenues for the six months ended June 30, 2015. The lower margins during the six months ended June 30, 2015 related to significant costs incurred on a large project, whose revenues were not recognized due to a contractual dispute.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2016 was $5,166, or 50 percent of revenues compared to $4,430 or 36 percent of revenues for the six months ended June 30, 2015. The $736 increase in SG&A is primarily due to a $489 increase of non-billable compensation and administrative payroll related to the move from the Channelview location to our Beaumont Highway location and a $175 increase in legal expenses. This increase also related to $55 in bad debt credits recorded during the six months ended June 30, 2015. The legal expense increase is related to fees incurred in order to protect our intellectual property, corporate integrity and human resource policies.

Equity in net income of joint venture. During the six months ended June 30, 2015, we recorded $133 of equity, related to the net income for the year ended December 31, 2014, for Cuming Flotation Technologies, LLC (“CFT”), in which we own a 20 percent interest. CFT’s 2014 net income consisted primarily of a gain on the sale of property, plant and equipment and earn-out revenues associated with the sale of a subsidiary.

Other income (expense). During the six months ended June 30, 2016, we recognized a gain on the sale of property, plant and equipment of $1,070 related to the sale of our Channelview location.

Modified EBITDA. As noted above, our management evaluates our performance based on Modified EBITDA.  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying condensed consolidated statements of operations.

The following is a reconciliation of net loss to Modified EBITDA loss for the six months ended June 30, 2016 and 2015:

	Six Months End June 30,
	2016	2015
		(As Restated)
Net loss	$(993)	$(1,331)
Less gain on sale of Channelview property	(1,070)	–
Add back interest expense, net	61	125
Add back depreciation and amortization	812	841
Add back income tax expense	10	14
Add back share-based compensation	274	253
Modified EBITDA loss	$(906)	$(98)

Modified EBITDA loss for the six months ended June 30, 2016 was $(906) compared to $(98) for the six months ended June 30, 2015.  The $808 increase was primarily due to decreased revenues during the six months ended June 30, 2016 compared to the same period in 2015.

Liquidity and Capital Resources

Overview

Historically, we have supplemented the financing of our capital needs through debt and equity financings. With the expiration of our credit facility, we currently plan to finance capital needs with existing cash on hand, cash generated from operations and equity financings.

Credit Facility

Since 2008, we have maintained a credit facility (the “Facility”) with Whitney Bank.  The Facility has been amended and restated several times, most recently effective June 30, 2015 when we entered into the eighth amendment (“Eighth Amendment”).

The terms of the Eighth Amendment included:

•	an extension of the maturity date of the revolving credit facility (“Revolving Credit Facility”) to June 30, 2016;

•	a modification of the interest rate with respect to the Revolving Credit Facility to 4.0 percent per annum;

•	a modification of certain financial covenants; and

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility for two consecutive quarters commencing with the quarter ended June 30, 2015.

Due to the expiration of our credit facility on June 30, 2016, we no longer have the requirement of a compensating balance and the $3,900 is now available for use. As of June 30, 2016, we no longer have these credit facilities available to us.

Other terms of the Facility included:

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

In March 2016, we paid off the RE Term Facility and the Carousel Term Facility with proceeds received from the sale of our Channelview location. As of June 30, 2016, the Company’s indebtedness under the Facility was $0.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates used in our financial statements relate to revenue recognition where we use percentage-of-completion accounting on our large fixed-price contracts, the allowance for doubtful accounts, and the valuation allowance for deferred income tax assets. These estimates require judgments, which we base on historical experience and on various other assumptions, as well as specific circumstances. Estimates may change as new events occur, additional information becomes available or operating environments change.

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our Critical Accounting Policies and Estimates.

Recently Issued Accounting Standards Not Yet Adopted

Refer to Note 1 to our condensed consolidated financial statements included in Part I, Item 1. of this Report.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of June 30, 2016, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2016.

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

We established this deficiency resulted from the lack of clear communication between the Company and its customer prior to the delivery of a carousel to the customer, along with insufficient evidence that the Company and its customer had reached an agreement.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes information about our purchases of common stock, based on trade date, during the quarter ended June 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	–	$–	–	$1,000,000
May 1 - May 31	–	–	–	1,000,000
June 1 - June 30	4,224	0.9332	4,224	996,058
Total activity for the three months ended June 30, 2016	4,224	$0.9332	4,224	$996,058

(1) On May 23, 2016, we announced our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we may repurchase up to $1,000,000 of our outstanding stock. The Repurchase Program will expire as of the close of business on March 31, 2017.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.

(Registrant)

Date: August 12, 2016

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

