Form 10-Q
period 2016-09-30
Deep Down, Inc.
filed 2016-11-14
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At November 10, 2016, there were 15,493,360 shares of Common Stock outstanding, par value $0.001 per share.

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

iii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iv

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash (including a compensating balance of $3,900 at December 31, 2015) (Note 6)	$6,727	$4,274
Accounts receivable, net of allowance of $107 and $150, respectively	7,005	7,849
Inventory	3,117	3,117
Costs and estimated earnings in excess of billings on uncompleted contracts	2,202	1,354
Prepaid expenses and other current assets	285	229
Total current assets	19,336	16,823
Property, plant and equipment, net	7,959	10,762
Intangibles, net	70	75
Other assets	788	878
Total assets	$28,153	$28,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,457	$2,162
Billings in excess of costs and estimated earnings on uncompleted contracts	2,255	46
Current portion of long-term debt	–	2,747
Total current liabilities	4,712	4,955
Total liabilities	4,712	4,955

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,493,360 and 15,631,714 shares issued, respectively	15	16
Additional paid-in capital	73,167	72,989
Treasury Stock, 311,718 shares at cost	(305)	–
Accumulated deficit	(49,436)	(49,422)
Total stockholders' equity	23,441	23,583
Total liabilities and stockholders' equity	$28,153	$28,538

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
				(As Restated)
Revenues	$9,165	$6,147	$19,489	$18,516
Cost of sales:
Cost of sales	5,498	3,829	11,835	12,225
Depreciation expense	370	402	982	1,139
Total cost of sales	5,868	4,231	12,817	13,364
Gross profit	3,297	1,916	6,672	5,152
Operating expenses:
Selling, general and administrative	2,210	2,465	7,376	6,895
Depreciation and amortization	113	27	313	131
Total operating expenses	2,323	2,492	7,689	7,026
Operating income (loss)	974	(576)	(1,017)	(1,874)
Other income (expense):
Interest income (expense), net	10	(75)	(51)	(200)
Equity in net income of joint venture	–	–	–	133
Gain on disposal of property, plant and equipment	–	–	1,070	–
Other, net	–	9	–	(18)
Total other income (expense)	10	(66)	1,019	(85)
Income (loss) before income taxes	984	(642)	2	(1,959)
Income tax (expense) benefit	(5)	3	(16)	(11)
Net income (loss)	$979	$(639)	$(14)	$(1,970)
Net income (loss) per share:
Basic	$0.06	$(0.04)	$–	$(0.13)
Fully diluted	$0.06	$(0.04)	$–	$(0.13)
Weighted-average shares outstanding:
Basic	15,493	15,032	15,534	15,091
Fully diluted	15,493	15,032	15,534	15,091

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
		(As Restated)
Cash flows from operating activities:
Net loss	$(14)	$(1,970)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net income of joint venture	–	(133)
Share-based compensation	309	382
Bad debt expense	–	70
Depreciation and amortization	1,295	1,270
Gain on disposal of property, plant and equipment	(1,070)	–
Write-off of deferred financing fees	23	–
Changes in assets and liabilities:
Accounts receivable	551	(2,560)
Costs and estimated earnings in excess of billings on uncompleted contracts	(848)	5,545
Prepaid expenses and other current assets	(56)	5
Other assets	37	22
Inventory	–	(2)
Accounts payable and accrued liabilities	217	(2,083)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,209	260
Net cash provided by operating activities	2,653	806
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,105)	(584)
Proceeds from sale of property, plant and equipment	3,800	12
Repayments on notes receivable	11	19
Distribution from joint venture	161	65
Net cash provided by (used in) investing activities	2,867	(488)
Cash flows from financing activities:
Purchase of treasury shares	(305)	–
Proceeds from bank loans	300	1,750
Cash paid for deferred financing costs	(15)	(25)
Release of compensating balance	3,900	–
Repayments of long-term debt	(3,047)	(2,386)
Net cash provided by (used in) financing activities	833	(661)
Change in cash	6,353	(343)
Cash, beginning of period, net of compensating balance of $3,900	374	1,412
Cash, end of period	$6,727	$1,069

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

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

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, then the actual amounts may differ from those included in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Certain previously reported amounts have been reclassified to conform to current period presentation.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Segments

We operate one principal deepwater oilfield services business, which provides many solutions to our customers. For the nine months ended September 30, 2016 and 2015, we only had one reporting segment, Deep Down Delaware. All of the services and products we provide are interrelated, performed for the same general customers and marketed as such.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. The effective date for this standard was deferred in July 2015 and will now be effective for us beginning January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method; we are evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for us beginning January 1, 2017. We do not anticipate the adoption of ASU 2014-15 will have a material effect on our financial position or results of operations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires in scope inventory to be measured at the lower of cost and net realizable value rather than at the lower of cost or market under existing guidance. The amendments in this ASU are effective for us beginning January 1, 2017. We do not anticipate the adoption of ASU 2015-11 will have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for us beginning January 1, 2019. We do not anticipate the adoption of ASU 2014-15 will have a material effect on our financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Among other amendments, ASU 2016-09 requires that excess tax benefits or deficiencies are recognized as income tax expense or benefit in the income statement, gives an entity the ability to elect to estimate the number of awards that are expected to vest or account for forfeitures as they occur and permits withholding up to the maximum statutory tax rates as the threshold to qualify for equity classification. The guidance will become effective for us beginning January 1, 2017. We do not anticipate the adoption of ASU 2014-15 will have a material effect on our financial position or results of operations.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This update requires that income tax consequences are recognized on an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU are effective for us on January 1, 2018. Early application is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

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

Based on the facts above and the guidelines of SAB 101, we determined that the revenue in relation to this situation should not have been recognized in the six months ended June 30, 2015. As a result, we have reversed the misstated revenue and related receivable from our unaudited consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

The following table summarizes the impact of the revenue reversal on our unaudited consolidated statement of operations:

	Nine Months Ended
	September 30, 2015
	As Reported	Revenue Adjustment	As Restated
Revenues	19,756	(1,240)	18,516
Gross profit	6,392	(1,240)	5,152
Operating loss	(634)	(1,240)	(1,874)
Loss before income taxes	(719)	(1,240)	(1,959)
Net loss	(730)	(1,240)	(1,970)

Net loss per share:
Basic	(0.05)	(0.08)	(0.13)
Fully diluted	(0.05)	(0.08)	(0.13)

NOTE 3: INVENTORY

The finished goods inventory balance of $3,117 consists of a 3,500 MT portable umbilical carousel, which we fabricated and bought back from a customer in November 2013 and are currently holding for sale.

NOTE 4: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	September 30, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$9,879	$3,220
Estimated earnings on uncompleted contracts	5,896	2,282
	15,775	5,502
Less: Billings to date on uncompleted contracts	(15,828)	(4,194)
	$(53)	$1,308

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,202	$1,354
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,255)	(46)
	$(53)	$1,308

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2016 and December 31, 2015 consisted of earned but unbilled revenues related to fixed-price projects and time and material projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at September 30, 2016 and December 31, 2015 consisted of unearned billings related to fixed-price projects and time and material projects.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

	September 30, 2016	December 31, 2015	Range of Asset Lives
Land	$–	$1,582	–
Buildings and improvements	5	1,447	7 - 36 years
Leasehold improvements	893	825	2 - 5 years
Equipment	16,298	15,435	2 - 30 years
Furniture, computers and office equipment	1,246	1,468	2 - 8 years
Construction in progress	497	341	–
Total property, plant and equipment	18,939	21,098
Less: Accumulated depreciation and amortization	(10,980)	(10,336)
Property, plant and equipment, net	$7,959	$10,762

The reduction in our net property, plant and equipment was due to the sale of our Channelview location in March 2016.

NOTE 6: LONG-TERM DEBT

Credit Facility

From 2008 through June 30, 2016, we maintained a credit facility (the “Facility”) with Whitney Bank.  The Facility was amended and restated several times, most recently effective June 30, 2015 when we entered into the eighth amendment (“Eighth Amendment”).

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

Due to the expiration of our credit facility on June 30, 2016, we no longer have the requirement of a compensating balance and the $3,900 is now available for use. As of September 30, 2016, we no longer have these credit facilities available to us.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

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

Summary of Nonvested Shares of Restricted Stock

For the nine months ended September 30, 2016 and 2015, we recognized a total of $309 and $382, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized value of nonvested shares of restricted stock awards was $174 at September 30, 2016. These costs are expected to be recognized as expense over a weighted average period of 0.94 years.

NOTE 8: TREASURY STOCK

On May 23, 2016, our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we may repurchase up to $1,000 of our outstanding stock. The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations. The Repurchase Program will be funded from cash on hand and cash provided by operating activities. The Repurchase Program will expire as of the close of business on March 31, 2017. As of September 30, 2016, we have purchased approximately 312 shares at a total cost of $305 under this Repurchase Program. The average price per share of treasury stock through September 30, 2016 has been $0.98. Treasury shares are accounted for using the cost method.

NOTE 9: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at September 30, 2016 and December 31, 2015 management has recorded a full deferred tax asset valuation allowance.

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

Letters of Credit

Certain of our customers could require us to issue a standby letter of credit (“LC”) in the ordinary course of business to ensure performance under terms of a contract or as a form of product warranty. The beneficiary could demand payment from the issuing bank for the amount of the outstanding letter of credit. There was $0 in LC’s outstanding at September 30, 2016 and December 31, 2015.

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

At September 30, 2016 and 2015, there were no potentially dilutive securities outstanding.

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

Industry and Executive Outlook

More than two years following significant decreases in oil prices, the industry has adjusted to the new normal of lower prices. While there is increasing talk of the inevitable rebound, the prevailing theme in the industry continues to be the pursuit of smarter and more cost-effective solutions. As companies adapt to reduced workforce levels, the industry is transitioning towards focusing on the total cost of a project, rather than simply pushing for reduced prices.

This transition is providing unique opportunities for us, as we are increasingly being invited to assist our traditional and new customers think through their project execution strategies. We are also pursuing multiple opportunities where we seek to leverage our core technologies in non-traditional areas of the energy industry, as well as providing innovative solutions for emerging segments of the oil industry.

Our backlog continues to be dominated by major operators, who are focusing on both developing new offshore fields, as well as modifying and upgrading existing oilfields. While we have seen a reduction in our backlog from recent historic highs, our cost rationalization efforts continue to bear fruit, resulting in as strong a balance sheet as we have ever had.

We intend to continue adjusting our operations to best serve our customers’ needs.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues. Revenues for the three months ended September 30, 2016 were $9,165 compared to revenues of $6,147 for the three months ended September 30, 2015. The $3,018, or 49 percent, increase is due to the commencement of procurement and manufacturing activities on certain customer orders that were delayed in prior quarters.

Gross profit. Gross profit for the three months ended September 30, 2016 was $3,297, or 36 percent of revenues compared to $1,916, or 31 percent of revenues, for the three months ended September 30, 2015. The $1,381, and 5 percent increases in gross profit and gross profit percentage, respectively, are due primarily to increased costs incurred on prolonged fixed-price projects for a large customer that impacted our gross profit and gross profit percentage for the three months ended September 30, 2015, which did not occur during the three months ended September 30, 2016.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2016 were $2,210 compared to $2,465 for the three months ended September 30, 2015. The $255 decrease in SG&A is primarily due to $134 in cost savings related to the sale of our Channelview location in the first quarter of 2016, as well as a $126 bad debt expense recorded in the third quarter 2015 compared to $0 in the third quarter 2016.

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

The following is a reconciliation of net income (loss) to Modified EBITDA (EBITDA loss) for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015
Net income (loss)	$979	$(639)
(Deduct) add back interest income, net of interest expense	(10)	75
Add back depreciation and amortization	483	429
Add back (deduct) income tax expense (benefit)	5	(3)
Add back share-based compensation	35	129
Modified EBITDA (EBITDA loss)	$1,492	$(9)

Modified EBITDA for the three months ended September 30, 2016 was $1,492 compared to Modified EBITDA loss of $(9) for the three months ended September 30, 2015. The $1,501 increase in Modified EBITDA was due primarily to the $1,381 increase in gross profit realized in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase is a result of reasons discussed previously.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues. Revenues for the nine months ended September 30, 2016 were $19,489 compared to $18,516 for the nine months ended September 30, 2015. The $1,333 increase is primarily due to the receipt of orders that were delayed in 2015 and the commencement of production activities on those orders in 2016.

Gross Profit. Gross profit for the nine months ended September 30, 2016 was $6,672, or 34 percent of revenues, compared to $5,152 or 28 percent of revenues for the nine months ended September 30, 2015. The $1,520 increase in gross profit, as well as the increase in gross profit percentage, is a result of approximately $1,000 in costs incurred, during the nine months ended September 30, 2015, on a project whose revenues were not recognized due to a contractual dispute. The remaining increase is primarily due to our increased revenues during the nine months ended September 30, 2016 as compared to 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2016 were $7,376 compared to $6,895 for the nine months ended September 30, 2015. This increase is primarily due to a $253 increase in legal expenses related to fees incurred in order to protect our intellectual property, corporate integrity and human resource policies, as well as an increase of $166 in outside services. The increase in outside services is related to work done to improve our Beaumont Hwy location and non-legal service fees associated with efforts to collect a previously written off receivable.

Other income (expense). We recognized other income of $1,019 for the nine months ended September 30, 2016 compared to other expense of $(85) during the nine months ended September 30, 2015. The 2016 period includes gain on disposal of property, plant and equipment of $1,070 related to the sale of our Channelview location. During the nine months ended September 30, 2016, we recognized a $149 decrease in interest expense compared to the nine months ended September 30, 2015 due to the pay off of our credit facility during the 2016 period.

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

The following is a reconciliation of net loss to Modified EBITDA (EBITDA loss) for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
		(As Restated)
Net loss	$(14)	$(1,970)
Less gain on sale of Channelview property	(1,070)	–
Add back interest expense, net of interest income	51	200
Add back depreciation and amortization	1,295	1,270
Add back income tax expense	16	11
Add back share-based compensation	309	382
Modified EBITDA (EBITDA loss)	$587	$(107)

Modified EBITDA for the nine months ended September 30, 2016 was $587 compared to Modified EBITDA loss of $(107) for the nine months ended September 30, 2015. The $694 increase in Modified EBITDA was due to increased revenues, offset by the increase in SG&A expenses.

Liquidity and Capital Resources

Overview

Historically, we have supplemented the financing of our capital needs through debt and equity financings. With the expiration of our credit facility, we currently plan to finance capital needs with existing cash on hand, cash generated from operations and equity financings.

Credit Facility

From 2008 through June 30, 2016, we maintained a credit facility (the “Facility”) with Whitney Bank.

In March 2016, we paid all borrowings under the Facility with proceeds received from the sale of our Channelview location.

Due to the expiration of the Facility on June 30, 2016, we no longer have the requirement of a compensating balance and the $3,900 is now available for use. As of September 30, 2016, we no longer have the Facility available to us.

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

Refer to Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our Critical Accounting Policies.

Recently Issued Accounting Standards Not Yet Adopted

Except as set forth in Note 1 to our unaudited condensed consolidated financial statements, management has not yet assessed whether recently issued accounting standards, which are not yet effective, will have a material impact on our condensed consolidated financial statements upon adoption.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of September 30, 2016, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes information about our purchases of common stock, based on trade date, during the quarter ended September 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
July 1 - July 31	207,394	$0.9801	207,394	$792,786
August 1 - August 31	6,572	0.9020	6,572	786,859
September 1 - September 30	93,528	0.9811	93,528	695,099
Total activity for the three months ended September 30, 2016	307,494	$0.9787	307,494	$695,099

(1)	On May 23, 2016, we announced our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we may repurchase up to $1,000,000 of our outstanding stock. The Repurchase Program will expire as of the close of business on March 31, 2017.

ITEM 6. EXHIBITS

Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended September 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)
Date: November 14, 2016
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

