Form 10-K
period 2016-12-31
Deep Down, Inc.
filed 2017-03-31
CIK 1110607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, was $11,531,866.

At March 24, 2017, the issuer had 14,820,813 shares outstanding of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Forward-Looking Information

Unless otherwise indicated, the terms “Deep Down, Inc.”, “Deep Down”, “Company”, “we”, “our” and “us” are used in this report to refer to Deep Down, Inc., a Nevada corporation, and its directly and indirectly wholly-owned subsidiaries.

In this Annual Report on Form 10-K (the “Report”), we may make certain forward-looking statements (“Statements”), including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the Statements. The Statements should also be read in conjunction with our audited consolidated financial statements and the notes thereto.

The Statements contained in this Report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Statements contained herein are based on current expectations that involve a number of risks and uncertainties. These Statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, “intend”, “plan”, “could”, “is likely”, or “anticipates”, or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We caution the readers that these Statements are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other Statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by us, may not be realized. Because of the number and range of assumptions underlying our projections and Statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Report. These Statements are based on current expectations and we assume no obligation to update this information. Therefore, our actual experience and the results achieved during the period covered by any particular projections or Statements may differ substantially from those projected. Consequently, the inclusion of projections and other Statements should not be regarded as a representation by us or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the Statements contained herein will prove to be accurate.

ii

PART I

ITEM 1.	Business.

History

Deep Down, Inc. is a Nevada corporation engaged in the oilfield services industry. As used herein, “Deep Down”, “Company”, “we”, “our” and “us” refers to Deep Down, Inc. and/or its subsidiaries. Deep Down, Inc. (OTCQX: DPDW), a publicly traded Nevada corporation, was incorporated on December 14, 2006, through a reverse merger with MediQuip Holdings, Inc., a publicly-traded Nevada corporation.

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

Our website address is www.deepdowninc.com. We make available, free of charge on or through our website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Paper or electronic copies of such material may be requested by contacting the Company at our corporate offices. Information filed with the SEC is also available at www.sec.gov or may be read and copied at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. Information regarding operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

For the years ended December 31, 2016 and 2015, we only had one operating and reporting segment, Deep Down Delaware. All of the services and products we provide are interrelated, are performed for the same general customers and are marketed as such.

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

Storage Management. Our facility in Houston, Texas covers more than 255,000 square feet on 23 acres, offering internal high quality warehousing capacity, external storage and a strategic location in Houston's Ship Channel area. Our warehouse is designed to provide customers with flexible and cost effective warehousing and storage management alternatives. Our professional and experienced warehouse staff, combined with the very latest in information technology, results in a fully integrated warehousing package designed to deliver effective solutions to customer needs. Among other capabilities, we are capable of providing long-term specialized contract warehousing; long and short-term storage; modern materials handling equipment; covered loading areas; quality security systems; integrated inventory management; packing and repacking; computerized stock controls; and labeling.

Our shore-based facility located at Core Industries, Inc. in Mobile, Alabama has 6,500 square feet and houses our 3,400-ton carousel system, and is used to store customers’ products. The site is sufficient to allow for full system integration testing of our customers’ equipment prior to deployment offshore.

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

Deep Down Marine Technologies. Deep Down Marine Technologies is a specialized division of Deep Down, Inc. primarily focused on the refurbishment and repurposing of recovered subsea distribution assets and providing support for offshore interventions.

Items refurbished and repurposed for customers include Logic Caps (“LC(s)”), intermediate logic caps, and Hydraulic Distribution Manifolds (“HDM(s)”). Once a recovered asset is received, it is cleaned, any production fluids are flushed out with a water-based control fluid, and the asset is moved into storage. As an emergency or intervention arises, we pull the stored asset, reroute and weld the tubing, and then perform FAT per customer specifications. Finally, we send out our service technicians and equipment to support the offshore campaign.

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

Our capabilities further include in-house software and hardware engineering to provide innovative solutions from wireless testing and monitoring equipment, to Dynamic Positioning (“DP”) systems. We have also developed camera systems that can be set up at any site, enabling our customers to witness FATs, SITs or vessel load-outs in real-time, from any location in the world.

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

Flying Leads. Deep Down is a leader in flying lead design, manufacture and installation; in particular steel tube flying leads. Our flagship product, the Loose Steel Tube Flying Lead (“LSFL®”), was developed to eliminate the residual memory left in traditional flying leads due to the bundling process. The loose lay of the tubes significantly reduces stiffness of the assembly, allows the bundle to lay flat on the sea floor, follow the prescribed lay path precisely, bend in a tight radius with minimal resistance and offers maximum compliance for easy makeup in lengths up to 1,000’. When greater lengths up to 10,000’ are required, we utilize our patented Non-Helical Umbilical (“NHU®”) in conjunction with a compliant section on each end of the assembly to achieve the same result. We also offer hybrid LSFL® assemblies which can include any number and combination of electrical, optical, hose and steel tube elements. Hybrid LSFL® technology provides installation savings in both time and money as fewer operations are required to install the combined unit.

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

Riser Isolation Valves and Subsea Isolation Valve Services. Deep Down's new Riser Isolation Valve (“RIV”) and Subsea Isolation Valve (“SSIV”) control systems are unique solutions providing platform personnel the hydraulic control and electrical indication for subsea production valve manipulation. These systems provide numerous advantages to the customer including: emergency shutdown capabilities, valve positioning monitoring systems, and auxiliary positions for spare and/or future field development.

In addition to fabrication of these systems, Deep Down provides subsea installation engineering, consulting, and service personnel to support customers, installation contractors, valve vendors and more. Our expertise ensures scope is fully defined and delegated allowing for safe and successful installations. The Deep Down team provides commissioning and technical assistance to customers and platform personnel, and seeks to ensure that the systems are working properly and all necessary operational information is handed over to the end users.

Capitalizing on our expertise in umbilical manufacturing, Subsea and Topside Umbilical Termination Assemblies (“SUTA” / “TUTA”), hydraulic and electrical flying leads, and super duplex welding, we provide quality products our clients can depend on. We believe our installation friendly project designs help us meet customer specifications. When Deep Down’s expert installation team is on the job, product integrity is preserved, helping us ensure successful installations.

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

Multiple tubes may be fed into the patented Deep Down NHU® manufacturing mechanism, bundled, then extruded with a high density polyethylene outer jacket. Umbilicals are not torque balanced on their own, so rather than expending resources to balance and imparting stresses to helically wind them, the NHU® uses the imbalance to its advantage, resulting in a standard bundle.

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

Manufacturing

For over a decade, our primary manufacturing facility was in Channelview, Texas, a suburb of Houston. In June of 2013, we reorganized our manufacturing efforts in order to maximize production and satisfy the increasing demand in the oil and gas industry. We are now operational at our 255,000 sq. ft. facility on 23 acres off Beaumont Highway, conveniently located 10 minutes from our former Channelview facility.

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

We have a 12’x60’ wet testing tank, adding the capability to test our products and rigging with buoyancy scenarios in the water. Featuring filtered water and underwater lighting also enables us to launch and test small ROV’s and ROV operations.

The most substantial benefit to the new facility is expected to be realized when the dock on the property is completed. This will allow us to move large equipment and fabricated items by barge, reducing the costs and eliminating the limitations of highway transportation.

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

Customers

Demand for our deepwater and ultra-deepwater services, surface equipment and offshore rig equipment is dependent on the condition of the oil and gas industry and its ability and need to invest in capital expenditures as well as continual maintenance and improvements on its offshore exploration, drilling and production operations. The level of these expenditures is generally dependent upon various factors such as expected prices of oil and gas, exploration and production costs of oil and gas, and the level of offshore drilling and production activity. The prevailing view of future oil and gas prices are influenced by numerous factors affecting the supply and demand for oil and gas. These factors include worldwide economic activity, interest rates, cost of capital, environmental regulation, tax policies, and production levels and prices set and maintained by producing nations and the Organization of the Petroleum Exporting Countries. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of domestic and international offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

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

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling operations expand into deeper and more hostile environments. Conditions encountered in these environments could soon include well pressures of up to 20,000 psi, mixed flows of oil and gas under high pressure that may also be highly corrosive, and water depths in excess of around 10,000 feet. We are continually engaged in product development activities to generate new products and to improve existing products and services to meet our customers’ specific needs. We also focus our activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating costs associated with our products.

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

Employees

At March 1, 2017, we had a total of 73 full-time employees. Our employees are not covered by collective bargaining agreements and we generally consider our employee relations to be good. Our operations depend in part on our ability to attract a skilled labor force. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force and increases in the wage rates that we pay or both.

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

Our principal corporate offices are located at 8827 W. Sam Houston Parkway North, Suite 100, Houston, Texas 77040. The 89-month lease term began in February 2009 and included an allowance for leasehold improvements by the landlord, plus a charge for monthly common area expenses (“CAM charges”) on a pro-rata basis of the total building expenses (including insurance, security, maintenance, property taxes and utilities). Monthly lease costs ranged from $12,177 to $14,391 plus CAM charges, due to a rent escalation clause over the term of the lease. Effective September 1, 2013, we sub-leased approximately 50% of our space for $9,000 per month for the remainder of the lease term. On August 1, 2016, we transferred our lease to our subtenant and no longer have monthly lease costs, but still office from this location.

During the year ended December 31, 2015, our operating facilities for Deep Down Delaware were located at 15473 East Freeway, Channelview, Texas 77530 (“Channelview”) and at 18511-810 Beaumont Highway, Houston, Texas 77049 (“Highway 90”). Our Channelview facility consisted of approximately 11 acres of land that housed 60,000 square feet of manufacturing space and 7,000 square feet of office space. These manufacturing facilities in Channelview, Texas, were subject to the liens of our lender, Whitney Bank, under our credit agreement. During the first quarter of 2016, we sold our Channelview facility and moved our operations to our Highway 90 facility, which consists of approximately 23 acres of land, and includes 255,000 sq. ft. of indoor manufacturing and storage space. The 10-year lease commenced in June 2013 at a base rate of $90,000 per month, adjustable based on the CPI, for the remainder of the lease term. Additionally, we lease 6,500 square feet monthly of storage space in Mobile, AL to house our 3,400 ton carousel system for $5,000. The 5-year lease commenced in August 2010 at a base rate of $5,000 per month and is currently continuing on a month-to-month basis. We believe that our current space is suitable, adequate and of sufficient capacity to support our current operations.

During the first five months of 2016, Deep Down Delaware also leased property and buildings from Sutton Industries at a base rate of $8,122 per month. The property is located at 125 Mako Lane, Morgan City, Louisiana 70380. The 5-year lease term commenced on June 1, 2006, and was renewed for five additional years in June 2011. As a result of our closure of Mako Technology, LLC’s operations in Morgan City in August 2012, on December 13, 2012, this property was subleased for the remainder of the lease term. This lease expired on May 31, 2016 and was not renewed.

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

	High	Low
Fiscal Year 2016:
December 30, 2016	$ 1.45	$ 0.75
September 30, 2016	$ 1.01	$ 0.80
June 30, 2016	$ 1.03	$ 0.71
March 31, 2016	$ 0.84	$ 0.40
Fiscal Year 2015:
December 31, 2015	$ 0.66	$ 0.37
September 30, 2015	$ 0.78	$ 0.44
June 30, 2015	$ 0.82	$ 0.49
March 31, 2015	$ 0.94	$ 0.75

Stockholders of Record

As of March 25, 2017, there were 1,086 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for working capital for the growth of our operations.

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of common stock, based on trade date, during the quarter ended December 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
October 1 - October 31	5,940	$0.9287	5,940	$689,583
November 1 - November 30	213,585	0.9005	213,585	497,246
December 1 - December 31	56,604	1.1374	56,604	432,864
Total activity for the three months ended December 31, 2016	276,129	$0.9497	276,129	$432,864

(1)	On May 23, 2016, we announced our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we may repurchase up to $1,000,000 of our outstanding stock. The Repurchase Program will expire as of the close of business on March 31, 2017.

As of December 31, 2016, we have repurchased a total of 587,847 shares of our Common Stock at an average price of $0.96. See Note 11 “Subsequent Events”, of the Notes to Consolidated Financial Statements, for further explanation of our Repurchase Program.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	–	$–	2,311,299	(1)
Equity compensation plans not approved by security holders	–	–	–
TOTAL	–	$–	2,311,299

(1)	Represents 2,311,299 shares of common stock available for future grant under the Company’s 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”) as of December 31, 2016. The total number of shares subject to grants and awards under the Plan is 15 percent of issued and outstanding shares of common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Industry and Executive Outlook

In light of the challenges in the oil and gas industry, we are pleased with our results for 2016, and are grateful for the confidence our customers continue to place in our ability to assist them solve their problems.

The industry continues to adjust to lower oil and gas prices. As a result of the industry’s focus on lowering project execution costs, major oil and gas projects are beginning to progress at lower break-even points.

Our strategic focus on cost containment, streamlined contracting strategies, and cash management, has enabled us to continue being a preferred service provider. We believe that our size and organizational structure enable us to provide solutions for our customers within a timeframe, and at costs, expected by our customers.

Because we are smaller than many or our competitors, we are optimistic about potential opportunities that might emerge as a result of consolidation and restructuring within the industry. We believe that some of our competitors have sought to achieve lower operating costs by moving operations to locations that typically have lower operating costs, many of which are in locations that are geographically remote from oil and gas projects. We believe that many of our customers are increasingly looking for local providers that can provide solutions in a more timely manner. We expect this trend to continue.

Advances in technology are also permitting a renewed focus in less well established oil and gas producing regions in Africa, Latin America and the Far East. In many cases, interest in these newer fields is being driven by newer and less capitalized companies, who seek lower-cost providers. We believe that we are positioned to benefit from this trend.

In order to mitigate our risks and exposure as we serve these constituencies, we are entering into strategic partnership with complementary service providers. In many cases, these partnerships also serve to satisfy requirements regarding the provision of goods and services by local providers, which are of increasing importance in many countries.

While our current backlog of our core products and services is $23 million, interest in our services for non oil and gas applications continues to increase. We have been approached by various academic and scientific organizations to partner with them as they develop new deepwater technologies for other industries. As a result of the positive outcomes of our initial activities we are optimistic about our future involvement in such initiatives.

We believe that the Company is positioned for future success. Our balance sheet continues to strengthen, our collaborative relationships with new and existing customers continue to increase, and our workforce continues to be highly focused. We are optimistic about both near-term and long-term prospects for the Company, and intend to continue to focus on what we do best, even as we pursue new opportunities.

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Revenues	$25,384	$24,848	$536	2%

Revenues in 2016 were $25,384, an increase of 2 percent compared to the revenues in 2015 of $24,848. The increase in revenue was primarily due to work completed on a significant project for one of our customers.

Cost of sales and gross profit

	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Cost of sales	$16,367	$17,301	$(934)	(5)%
Gross profit	$9,017	$7,547	$1,470	19%
Gross profit %	36%	30%	–	6%

The increase in gross profit and gross profit percentage was primarily due to increased costs incurred on prolonged fixed price projects for a customer that impacted our gross profit and gross profit percentage in 2015, which did not occur in 2016.

We record depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $1,335 and $1,499 for the years ended December 31, 2016 and 2015, respectively.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2016	2015	$	%
Selling, general & administrative	$9,672	$9,113	$559	6%
Selling, general & administrative as a % of revenues	38%	37%	$–	1%

The $559 increase in selling, general and administrative expenses (“SG&A”) was due primarily to a $526 increase in our legal fees and outside services incurred in order to protect our intellectual property, corporate integrity and human resource policies, as well as preparing for arbitration on a disputed contract.

Net interest expense

Net interest expense for the year ended December 31, 2016 was $34 compared to $247 for the year ended December 31, 2015. Net interest expense decreased $213, due to the payoff of our credit facility in March of 2016.

Gain on sale of asset

During the first quarter of 2016, we sold our Channelview location which resulted in a gain on sale of assets of $1,070 compared to $7 in 2015.

Equity in net income of joint venture

In 2015, we received $226 as a distribution of equity in net income of a joint venture. We no longer have an investment in the joint venture and did not receive any 2016 related distributions.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the years ended December 31, 2016 and 2015 (certain prior year amounts have been excluded to conform to the current year presentation):

	Year Ended December 31,
	2016	2015
Net income (loss)	$164	$(1,841)
Less gain on sale of assets	(1,070)	–
Add back interest expense, net	34	247
Add back depreciation and amortization	1,532	1,704
Add back income tax expense	20	36
Add back share-based compensation	344	516
Modified EBITDA	$1,024	$662

Modified EBITDA increased $362 in 2016 compared to the prior year. Gross profit before depreciation increased $1,306 in 2016 as compared to 2015, due primarily to work completed on a significant project for one of our customers and improving cost controls around our service and production activities. The increase in gross profit was offset by SG&A before share-based compensation of $747 in 2016 as compared to 2015. The remaining modified EBITDA difference is primarily related to the reduced add back of interest expense in 2016.

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

Due to the expiration of Facility on June 30, 2016, we no longer have the requirement of a compensating balance and the $3,900 is now available for use. As of December 31, 2016, we no longer have these credit facilities available to us.

As a result of cash we expect to generate from operations, we believe we will have adequate liquidity to meet our future operating requirements.

Summary of Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs incurred and estimated earnings incurred in excess of billings on uncompleted contracts, impairments of long-lived assets, including intangibles, income taxes including the valuation allowance for deferred tax assets, billings in excess of costs incurred and estimated earnings on uncompleted contracts, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful trade receivables based on a specific review of each customer’s trade receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2016 and 2015, we estimated the allowance for doubtful accounts requirement to be $10 and $150, respectively. Bad debt expense totaled $167 and $70 for the years ended December 31, 2016 and 2015, respectively. The change in our allowance for doubtful accounts is a result of certain accounts being written off in 2016.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of December 31, 2016, based on revisions and updates issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to its report entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2016.

Material Weakness Related to Revenue Recognition. During the audit of our financial statements for the year ended December 31, 2015, we identified a control deficiency related to revenue recognition. We concluded that the Company's processes, procedures and internal controls were not effective to ensure that amounts recognized as revenue would be accounted for in accordance with generally accepted accounting principles and SEC Staff Accounting Bulletin No. 101 – Revenue Recognition in Financial Statements (SAB 101).

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

Because this control deficiency caused material misstatements to our prior unaudited quarterly financial statement filings for the year ended December 31, 2015, we implemented the following internal controls and procedures over our revenue recognition during the first quarter of 2016 to remedy the material weakness:

Management reviews all contracts and invoices to ensure that:

•	The work being done has been clearly approved by both the Company and its customer and evidence to that effect has been obtained; and
•	Effective communication with accounting personnel during the billing process to ensure proper invoicing to the customer.

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2016.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position Held With Deep Down
Ronald E. Smith (1)	58	President, Chief Executive Officer and Director
Eugene L. Butler	75	Executive Chairman and Chief Financial Officer
Mary L. Budrunas (1)	65	Vice President, Corporate Secretary and Director
Randolph W. Warner	69	Director
Mark Carden	58	Director

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

Eugene L. Butler, Executive Chairman and Chief Financial Officer.   Mr. Butler has served as Chief Financial Officer and Director with Deep Down since June 2007, and was appointed Executive Chairman of the Board effective September 1, 2009. Mr. Butler was Managing Director of CapSource Services, Inc., an investment banking firm specializing in mergers, acquisitions and restructurings, from 2002 until 2007. Prior to this, Mr. Butler served in various capacities as a director, president, chief executive officer, chief financial officer and chief operating officer for Weatherford International, Inc., a multi-billion dollar multinational service and equipment corporation serving the worldwide energy market, from 1974 to 1991.  He was elected to Weatherford’s Board of Directors in May of 1978, elected president and chief operating officer in 1979, and president and chief executive officer in 1984.  He successfully developed and implemented a turnaround strategy eliminating debt and returning the company to profitability during a severe energy recession.  Mr. Butler also expanded operations into international markets allowing Weatherford to become a major worldwide force with its offshore petroleum products and services.  Mr. Butler graduated from Texas A&M University in 1963, and served as an officer in the U.S. Navy until 1969 when he joined Arthur Andersen & Co.  Mr. Butler is distinguished by numerous medals and decorations, including the Bronze Star with combat “V” and the Presidential Unit Citation for his service with the river patrol force in Vietnam. Mr. Butler has also served on the Board of Powell Industries, Inc. (Nasdaq: POWL) since 1990, where he is the Chairman of the Audit Committee and member of the Governance Committee and as a member of the OTCQX U.S. Advisory Council since January 2016. Mr. Butler is a Certified Public Accountant.

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

Based solely on the Company’s review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors and greater-than ten percent beneficial owners during the year ended December 31, 2016 were in compliance, except Messrs. Smith and Butler did not timely file a Form 4 reporting an aggregate four transactions.

Item 11.	Executive Compensation

The following table sets forth information concerning total compensation earned in the years ended December 31, 2016 and 2015 by our Principal Executive Officer (“PEO”), and our two highest compensated executive officers other than our PEO (collectively, our “Named Officers”).

Summary Compensation Tables for the years ended December 31, 2016 and 2015

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation (1) (2)	Total
Ronald E. Smith,	2016	$501,562	$–	$56,153	$557,715
President and Chief Executive Officer	2015	$445,108	$114,000	$89,648	$648,756
Eugene L. Butler,	2016	$431,393	$–	$113,665	$545,058
Executive Chairman and Chief Financial Officer	2015	$382,838	$114,000	$96,051	$592,889
Matthew Auger,	2016	$140,308	$–	$12,000	$152,308
Controller	2015	$–	$–	$–	$–

(1)	Amounts in 2016 represent:
•	Automobile allowance of $19,500 to Messrs. Smith and Butler and $12,000 to Mr. Auger;
•	Payments for vacation not taken in 2016 of $36,653 and $58,072 for Messrs. Smith and Butler, respectively;
•	Reimbursement of $22,293 to Mr. Butler for federal and state payroll withholdings customarily withheld for an employee; and
•	Reimbursement of $13,800 to Mr. Butler for healthcare premiums.

(2)	Amounts in 2015 represent:
•	Automobile allowance of $19,500 to Messrs. Smith and Butler;
•	Payments for vacation not taken in 2015 of $70,148 and $45,251 for Messrs. Smith and Butler, respectively;
•	Reimbursement of $17,500 to Mr. Butler for federal and state payroll withholdings customarily withheld for an employee; and
•	Reimbursement of $13,800 to Mr. Butler for healthcare premiums.

Narrative Disclosure to Summary Compensation Table

Employment agreements with Named Executive Officers

All of the compensation described in the foregoing table, other than those amounts shown in the “Stock Awards” column, was paid to the Named Officers pursuant to agreements with the Company.

Agreement with Mr. Smith. On January 1, 2016, the Company entered into an employment agreement with Mr. Smith for a term of three years, and is subject to further automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. The employment agreement provides that Mr. Smith receive an annual cash compensation of $501,562.

Agreement with Mr. Butler. On January 1, 2016, the Company entered into an employment agreement with Mr. Butler for a term of three years, and is subject to further automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. The employment agreement provides that Mr. Butler receive an annual cash compensation of $431,393, including, but not limited to, reimbursement for healthcare premiums and federal and state payroll withholdings customarily withheld for an employee.

Outstanding Equity Awards at December 31, 2016

The following table summarizes nonvested stock awards assuming a market value of $1.40 per share (the closing market price of the Company’s common stock on December 30, 2016). See Note 7, “Share-Based Compensation”, of the Notes to Consolidated Financial Statements included in this Report for additional information.

	STOCK AWARDS
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Name	(#)(1)	($)

Ronald E. Smith	100,000	140,000
Eugene L. Butler	100,000	140,000
Matthew Auger	–	–

(1)	The restrictions on these shares of nonvested stock will lapse on December 14, 2017, subject to achievement of service-based conditions. The service-based condition requires that the employee must remain employed by the Company continuously through the anniversary date.

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

The Company uses a combination of cash and equity-based compensation, in the form of restricted stock, to attract and retain qualified candidates to serve on the Board. We believe our compensation arrangement for Independent Directors is comparable to the standards of peer companies within our industry and geographical location.

We pay our Independent Directors meetings’ fees of $1,500 per meeting attended of the Board of Directors.

The following table provides certain information with respect to the 2016 compensation awarded or earned by the Independent Directors who served in such capacity during the year. Compensation for our Independent Directors consists of equity and cash as described below. Our Independent Directors, as of the date of this Report, are Messrs. Randolph W. Warner and Mark Carden.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Option Awards ($)	All Other Compensation ($)	Total
Randolph W. Warner	$7,500	$30,600	$–	$–	$38,100
Mark Carden	$7,500	$–	$–	$–	$7,500

(1)	Included in the “Stock Awards” column is the aggregate grant date fair value of restricted stock awards made to our Independent Directors in 2016. The grant date fair value of the award was computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the stock and option awards reported in the table above, see Note 7. “Share-Based Compensation” to our consolidated financial statements included in this Report. Stock awards are grants of restricted stock representing time-vesting shares.

In May 2016, we granted 30,000 restricted shares, par value $0.001 per share, to Mr. Warner. The shares were valued at $1.02 per share and vest over three years in equal tranches on the grant date anniversary, with continued service on our Board of Directors; we are amortizing the related share-based compensation of $30,600 over the three-year requisite service period.

(2)	The number of nonvested restricted shares held by each of our Independent Directors on December 31, 2016 was: Mr. Warner 30,000; Mr. Carden 10,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Set forth below is certain information with respect to beneficial ownership of Common Stock as of December 31, 2016 by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name	Number of Shares of Common Stock Beneficially Owned	Number of Shares That May Be Acquired By Options Exercisable Within 60 Days (1)	Total		Percent of Outstanding Common Stock (2)

Jamaka Capital Management LLC	1,484,091	–	1,484,091	(3)	9.6%
Goldman Capital Management, Inc.	1,161,000	–	1,161,000	(4)	7.5%

Directors and Executive Officers:
Ronald E. Smith (5)	1,989,894	–	1,989,894	(6)	12.9%
Mary L. Budrunas (5)	953,722	–	953,722	(7)	6.2%
Eugene L. Butler	487,702	–	487,702	(8)	3.2%
Randolph W. Warner	60,000	–	60,000	(9)	*
Mark Carden	30,000	–	30,000	(10)	*
Matthew Auger	–	–	–		*
All directors and officers as a group (6 persons)	3,521,318	–	3,521,318		22.9%

___________

* Indicates ownership of less than 1% of Common Stock outstanding.

(1)	As defined by the rules of the SEC, securities beneficially owned for this purpose include securities that the above persons have the right to acquire at any time within 60 days after December 31, 2016.
(2)	The percentages in the table are calculated using the total shares outstanding plus the number of securities that can be acquired within 60 days of December 31, 2016 or a total of 15,408,660 shares.
(3)	Based on a Schedule 13D filed with the SEC dated February 6, 2017, Jamaka Capital Management LLC, 3889 Maple Avenue, Dallas, TX 75219, may be deemed the beneficial owners of 1,484,091 shares outstanding as of December 31, 2016.
(4)	Based on a Schedule 13F-HR filed with the SEC dated January 19, 2017, Goldman Capital Management Inc., 767 Third Ave, New York, NY 10017, may be deemed the beneficial owners of 1,161,000 shares outstanding as of December 31, 2016.
(5)	Mr. Smith and Ms. Budrunas are married and hold an aggregate of 2,943,616 shares of common stock, or approximately 19 percent of outstanding common stock as of December 31, 2016.
(6)	Includes 100,000 shares of nonvested stock, which will vest on December 14, 2017 and 348,632 shares held indirectly through the Company’s Simple IRA Plan.
(7)	Includes 23,071 shares held indirectly through the Company’s Simple IRA Plan.
(8)	Includes 100,000 shares of nonvested stock, which will vest on December 14, 2017.
(9)	Includes 30,000 shares of nonvested stock, which will vest in three equal installments on May 28, 2017, May 28, 2018 and May 28, 2019.
(10)	Includes 10,000 shares of nonvested stock, which will vest on May 1, 2017.

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

We retained Hein & Associates LLP (“HEIN”) as our principal accountant in 2011. We had no relationship with HEIN prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to HEIN for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2016 and 2015, and for other services rendered during those years on behalf of Deep Down and its subsidiaries:

	December 31, 2016	December 31, 2015
(i) Audit Fees	$178,063	$171,304
(ii) Audit Related Fees	–	–
(iii) Tax Fees	56,845	50,450
(iv) All Other Fees	–	–

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

Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Report.

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

By: /s/ Matthew Auger
Matthew Auger
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

Date: March 31, 2017

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

3.2	Amended and Restated By Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
4.1	Securities Purchase Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 16, 2013).
4.2	Registration Rights Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on September 16, 2013).
10.1	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed on July 21, 2008).
10.2	Office Building Lease, dated November 24, 2008, between Deep Down, Inc. and A-K-S-L 49 Beltway 8, L.P. (incorporated herein by reference from Exhibit 10.18 to our Form 10-K filed on March 16, 2009).
10.3	Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).
10.4	Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).
10.5	Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).
10.6	Amendment No. 3 to Stock Purchase Agreement, dated effective as of October 31, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on November 8, 2010).
10.7	Agreement and Amendment No. 4 to Stock Purchase Agreement, dated effective as of November 30, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on December 9, 2010).
10.8	Contribution Agreement, dated December 31, 2010, by and among Deep Down, Inc., Flotation Technologies, Inc., Cuming Flotation Technologies, LLC and Flotation Investor, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 5, 2011).
10.9	Contract Assignment and Amendment Agreement, dated December 31, 2010, by and among Deep Down, Inc., Cuming Flotation Technologies, LLC and Cuming Corporation (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 5, 2011).

10.10	Amended and Restated Limited Liability Company Agreement of Cuming Flotation Technologies, LLC, dated December 31, 2010 (incorporated by reference from Exhibit 10.5 to our Form 8-K filed on January 5, 2011).
10.11	Management Services Agreement, dated effective as of January 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.6 to our Form 8-K filed on January 5, 2011).
10.12	First Amendment to Management Services Agreement, dated effective as of March 1, 2011, by and among Deep Down, Inc. and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2011).
10.13	Indemnification and Contribution Agreement, dated October 7, 2011, by and among Deep Down, Inc., York Special Opportunities Fund, L.P., Flotation Investor, LLC and Cuming Flotation Technologies, LLC (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 14, 2011).
10.14	Building and Land Lease Agreement between W&P Development Corporation, as Landlord, and Deep Down, Inc., as Tenant, dated effective June 1, 2013 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 21, 2013).
10.15	15473 East Freeway contract, between Deep Down, Inc. and SAK Investments, LLC, dated January 11, 2016 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 14, 2016).
10.16†*	Employment Agreement, dated effective as of January 1, 2016, between Deep Down, Inc. and Eugene L. Butler.
10.17†*	Employment Agreement, dated effective as of January 1, 2010, between Deep Down, Inc. and Ronald E. Smith.
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct. (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1*	Subsidiary list.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Deep Down, Inc.

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deep Down, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas

March 31, 2017

DEEP DOWN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash (including a compensating balance of $3,900 at December 31, 2015) (Note 5)	$8,203	$4,274
Short term investment (certificate of deposit)	1,005	–
Accounts receivable, net of allowance of $10 and $150, respectively	5,945	7,849
Inventory	–	3,117
Costs and estimated earnings in excess of billings on uncompleted contracts	1,077	1,354
Prepaid expenses and other current assets	864	229
Total current assets	17,094	16,823
Property, plant and equipment, net	7,938	10,762
Intangibles, net	69	75
Long-term asset - Carousel	3,117	–
Other assets	211	878
Total assets	$28,429	$28,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,778	$2,162
Billings in excess of costs and estimated earnings on uncompleted contracts	3,349	46
Current portion of long-term debt	–	2,747
Total current liabilities	5,127	4,955
Total liabilities	5,127	4,955

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,408,660 and 15,631,714 shares issued, respectively	15	16
Treasury stock, 587,847 and 0 shares at cost, respectively	(567)	–
Additional paid-in capital	73,112	72,989
Accumulated deficit	(49,258)	(49,422)
Total stockholders' equity	23,302	23,583
Total liabilities and stockholders' equity	$28,429	$28,538

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
(In thousands, except per share amounts)	2016	2015
Revenues	$25,384	$24,848
Cost of sales:
Cost of sales	15,032	15,802
Depreciation expense	1,335	1,499
Total cost of sales	16,367	17,301
Gross profit	9,017	7,547
Operating expenses:
Selling, general and administrative	9,672	9,113
Depreciation and amortization	197	205
Total operating expenses	9,869	9,318
Operating loss	(852)	(1,771)
Other income (expense):
Interest expense, net	(34)	(247)
Gain on sale of assets	1,070	7
Equity in net income of joint venture and other income	–	226
Other, net	–	(20)
Total other income (expense)	1,036	(34)
Income (loss) before income taxes	184	(1,805)
Income tax expense	(20)	(36)
Net income (loss)	$164	$(1,841)

Net income (loss) per share:
Basic	$0.01	$(0.12)
Fully diluted	$0.01	$(0.12)

Weighted-average shares outstanding:
Basic	15,520	15,104
Fully diluted	15,520	15,104

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

				Additional
	Common Stock		Treasury	Paid-in	Accumulated
(In thousands)	Shares (#)	Amount ($)	Stock	Capital	Deficit	Total

Balance at December 31, 2014	15,130	$15	$–	$72,532	$(47,581)	$24,966

Net loss	–	–	–	–	(1,841)	(1,841)
Restricted stock awards	600	1	–	(1)	–	–
Shares surrendered to settle employee tax liabilities and retired	(99)	–	–	(58)	–	(58)
Share-based compensation	–	–	–	516	–	516
Balance at December 31, 2015	15,631	$16	–	$72,989	$(49,422)	$23,583

Net income	–	–	–	–	164	164
Restricted stock awards	30	–	–	–	–	–
Shares surrendered to settle employee tax liabilities and retired	(253)	(1)	–	(221)	–	(222)
Shares repurchased to treasury stock	–	–	(567)	–	–	(567)
Share-based compensation	–	–	–	344	–	344
Balance at December 31, 2016	15,408	$15	$(567)	$73,112	$(49,258)	$23,302

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$164	$(1,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,532	1,704
Share-based compensation	344	516
Bad debt expense	167	70
Write off of deferred financing fees	23	–
Equity in net income of joint venture and other income	–	(133)
Gain on sale of assets	(1,070)	(7)
Changes in operating assets and liabilities:
Accounts receivable	1,355	(1,421)
Inventory	–	10
Costs and estimated earnings in excess of billings on uncompleted contracts	277	5,454
Prepaid expenses and other current assets	(67)	51
Other assets	5	3
Accounts payable and accrued liabilities	(419)	(1,977)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,303	46
Net cash provided by operating activities	5,614	2,475

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	3,800	12
Payments received on employee receivable	27	23
Purchases of property, plant and equipment	(1,339)	(720)
Cash used in short term investment	(1,005)	–
Cash distribution received from joint venture	161	65
Net cash provided by (used in) investing activities	1,644	(620)

Cash flows from financing activities:
Proceeds from long-term debt	300	1,750
Repayments of long-term debt	(3,047)	(4,618)
Release of compensating balance	3,900	–
Cash paid for deferred financing costs	(15)	(25)
Cash paid for purchase of our common stock	(567)	–
Net cash provided by (used in) financing activities	571	(2,893)

Change in cash	7,829	(1,038)
Cash, beginning of year, net of compensating balance of $3,900	374	1,412
Cash, end of year	$8,203	$374

Supplemental schedule of operating, investing and financing activities:
Cash paid for interest	$47	$218
Equity income receivable	$–	$68
Shares of common stock surrendered to settle employee payroll tax liabilities	$222	$58
Reclassification of equipment from inventory to other assets	$3,117	$–
Reclassification of a note receivable from other assets to other current assets	$568	$–

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

During the fiscal years ended December 31, 2016 and 2015, we supplemented the financing of our capital needs primarily through debt and operating cash flow. Since 2008, we had maintained a credit facility with Whitney Bank, a state chartered bank (“Whitney”); see additional discussion in Note 5, “Long-Term Debt”, of the Notes to Consolidated Financial Statements.

Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2016 and 2015. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have not resulted in any changes to previously reported net income (loss) or cash flows.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

Use of Estimates

The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, costs incurred and estimated earnings incurred in excess of billings on uncompleted contracts, impairments of long-lived assets, including intangibles, income taxes including the valuation allowance for deferred tax assets, billings in excess of costs incurred and estimated earnings on uncompleted contracts, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Segments

For the years ended December 31, 2016 and 2015, we only had one operating and reporting segment, Deep Down Delaware.

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

Our financial instruments consist primarily of cash, trade receivables and payables, note receivable, and debt instruments. The carrying values of cash, trade receivables and payables approximated their fair values at December 31, 2016 and 2015 due to their short-term maturities. The carrying values of our debt instruments and note receivable approximate their fair values at December 31, 2016 and 2015 because the interest rates approximate current market rates.

Accounts Receivable

Trade receivables are uncollateralized customer obligations due under normal trade terms. We provide an allowance for doubtful trade receivables based on a specific review of each customer’s trade receivable balance with respect to their ability to make payments. Generally, we do not charge interest on past due accounts. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2016 and 2015, we estimated the allowance for doubtful accounts requirement to be $10 and $150, respectively. Bad debt expense (credit) totaled $167 and $70 for the years ended December 31, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

Concentration of Credit Risk

As of December 31, 2016, three of our customers accounted for 66 percent, 7 percent and 5 percent of total trade accounts receivable. As of December 31, 2015, three of our customers accounted for 35 percent, 26 percent and 17 percent of total trade accounts receivable.

For the year ended December 31, 2016, our five largest customers accounted for 60 percent, 10 percent, 7 percent, 3 percent and 3 percent of total revenues. For the year ended December 31, 2015, our five largest customers accounted for 34 percent, 21 percent, 10 percent, 7 percent and 5 percent of total revenues.

The loss of one or more of these customers could have a material impact on our results of operations.

Inventory

Inventory, which consists of a 3.5 MT portable umbilical carousel, is stated at the lower of cost or market, net of reserve for obsolescence. The obsolescence reserve was $0 as of December 31, 2015 and due to a reclassification of our carousel from inventory to other assets, there is no longer an inventory balance at December 31, 2016. The reclassification was made due to the uncertainty of when it will be sold or put on rent.

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

Lease Obligations

We lease land, buildings, vehicles and certain equipment under non-cancellable operating leases.  Since February 2009, we have leased our corporate headquarters in Houston, Texas, under a non-cancellable operating lease. As of August 1, 2016, we assigned our lease for our corporate headquarters to the company we had previously sub-leased a portion of our office space to. Deep Down Delaware leases indoor manufacturing space and leases office, warehouse and operating space in Houston, Texas and in Morgan City, Louisiana, under a non-cancellable operating lease. As a result of the consolidation of Mako Technology, LLC’s operations into Deep Down Delaware in August 2012, in December 2012, we sub-leased our leased property in Morgan City, Louisiana to a third party. This lease expired on May 31, 2016 and we did not renew it. Additionally, we lease space in Mobile, Alabama to house our 3.4 ton carousel system. We also lease certain office and other operating equipment under capital leases; the related assets are included with property, plant and equipment on the consolidated balance sheets.

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

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

Share-Based Compensation

We record share-based awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2016, we had two types of share-based employee compensation: restricted stock.

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. The effective date for this standard was deferred in July 2015 and will now be effective for us beginning January 1, 2018. The standard provides for different application methods during adoption. We are currently in the process of evaluating the potential impact this new pronouncement will have on our financial statements and will not be exercising early adoption. We are reviewing our existing contracts to identify any that may be impacted by this standard, and evaluating new contracts we are negotiating to ensure compliance with this standard. We have not completed our full evaluation and therefore cannot conclude whether the pronouncement will have a significant impact on our financial statements at this time, but we expect requirements of this standard to significantly enhance our revenue disclosures. We currently anticipate that we will utilize the modified retrospective method of adoption, however, this expectation may change following the completion of our evaluation of the impact of this pronouncement on our financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for us beginning January 1, 2019. We do not anticipate the adoption of ASU 2014-15 will have a material effect on our results of operations and are still evaluating the impact on our financial position.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

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

NOTE 2:	INVENTORY

The finished goods inventory balance of $3,117 at December 31, 2015 consisted of a 3.5 MT portable umbilical carousel, which we fabricated and bought back from a customer in November 2013 and are currently holding for sale or rental. In 2016, the Company reclassified the carousel into other assets until a sale or rental contract is finalized. The reclassification was made due to the uncertainty of when it will be sold or put on rent.

NOTE 3:	COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized below:

	December 31, 2016	December 31, 2015
Costs incurred on uncompleted contracts	$8,858	$3,220
Estimated earnings on uncompleted contracts	6,777	2,282
	15,635	5,502
Less: Billings to date on uncompleted contracts	(17,907)	(4,194)
	$(2,272)	$1,308

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,077	$1,354
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,349)	(46)
	$(2,272)	$1,308

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2016 and 2015 consisted primarily of earned but unbilled revenues related to fixed-price projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at December 31, 2016 and 2015 consisted primarily of unearned billings related to fixed-price projects.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2016	December 31, 2015	Range of Asset Lives
Land	$–	$1,582	-
Buildings and improvements	5	1,447	7 - 36 years
Leasehold improvements	908	825	2 - 5 years
Equipment	16,360	15,435	2 - 30 years
Furniture, computers and office equipment	1,274	1,468	2 - 8 years
Construction in progress	586	341	-
Total property, plant and equipment	19,133	21,098
Less: Accumulated depreciation and amortization	(11,195)	(10,336)
Property, plant and equipment, net	$7,938	$10,762

Depreciation expense excluded from cost of sales in the accompanying consolidated statements of operations was $134 and $187 for the years ended December 31, 2016 and 2015, respectively. Depreciation expense included in cost of sales in the accompanying consolidated statements of operations was $1,335 and $1,499 for the years ended December 31, 2016 and 2015, respectively.

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets begin being depreciated once they are placed in service.

NOTE 5:	LONG-TERM DEBT

Credit Facility

From 2008 through June 30, 2016, we maintained a credit facility (the “Facility”) with Whitney Bank.  The Facility was amended and restated several times, most recently effective June 30, 2015 when we entered into the eighth amendment (“Eighth Amendment”).

The relevant terms of the Eighth Amendment included:

•	an extension of the maturity date of the revolving credit facility (“Revolving Credit Facility”) to June 30, 2016;

•	a modification of the interest rate with respect to the Revolving Credit Facility to 4.0 percent per annum;

•	a modification of certain financial covenants; and

•	a requirement that we maintain a compensating balance of $3,900 in our existing interest-bearing account at Whitney, to continue until such time as we have regained compliance with all of our covenants under the Facility for two consecutive quarters commencing with the quarter ended June 30, 2015.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

Other terms of the Facility included:

•	a real estate term facility (“RE Term Facility”) of $2,000, at an interest rate of 4.0 percent per annum, maturing April 15, 2018, with the Company being obligated to make monthly increasing repayments of principal (along with accrued and unpaid interest thereon) at an amount of $9, beginning April 1, 2013, while there was any amount outstanding;

•	a carousel term facility (“Carousel Term Facility”) of $2,200, at an interest rate of 3.5 percent per annum, maturing October 15, 2016, with the Company being obligated to make monthly repayments of principal of $65 (along with accrued and unpaid interest thereon) beginning July 1, 2014, while there was any amount outstanding; and

•	outstanding balances under the Facility are secured by all of the Company’s assets.

In March 2016, we paid off the RE Term Facility and the Carousel Term Facility with proceeds received from the sale of our Channelview location.

Due to the expiration of our credit facility on June 30, 2016, we no longer have the requirement of a compensating balance and the $3,900 is now available for use. As of December 31, 2016, we no longer have these credit facilities available to us.

NOTE 6:	EARNINGS OR LOSS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net earnings or loss per common share calculation:

	Year Ended
	December 31,
	2016	2015
Numerator:
Net earnings (loss)	$164	$(1,841)

Denominator:
Weighted average number of common shares outstanding	15,520	15,104
Effect of dilutive securities	–	–
Denominator for diluted earnings per share	15,520	15,104

Net earnings (loss) per common share outstanding, basic and fully diluted	$0.01	$(0.12)

At December 31, 2016 and 2015, there were outstanding stock options convertible to 0 and 275 shares of common stock, respectively. As of these dates, these options were anti-dilutive.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

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

Summary of Nonvested Shares of Restricted Stock

The following table summarizes the activity of our nonvested restricted shares for the years ended December 31, 2016 and 2015:

	Restricted Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2014	517	$2.01
Granted	600	0.38
Vested	(253)	2.02
Nonvested at December 31, 2015	864	$0.88
Granted	30	0.91
Vested	(654)	1.02
Nonvested at December 31, 2016	240	$0.50

For the years ended December 31, 2016 and 2015, we recognized a total of $344 and $516, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards was $139 at December 31, 2016. These costs are expected to be recognized as expense over a weighted average period of 0.76 years.

Summary of Stock Options

Based on the shares of common stock outstanding at December 31, 2016, there were approximately 2,311 options available for grant under the Plan as of that date. We determine the fair value of stock options on the date of the grant using the Black-Scholes option pricing model.

The following table summarizes our stock option activity for the years ended December 31, 2016 and 2015:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2014	325	$1.80	1.4
Cancellations & Forfeitures	(50)	1.80
Outstanding at December 31, 2015	275	1.80	0.4
Cancellations & Forfeitures	(275)	1.80
Outstanding at December 31, 2016	–	$–
Exercisable at December 31, 2016	–	$–	–

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

NOTE 8:	TREASURY STOCK

On May 23, 2016, our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we may repurchase up to $1,000 of our outstanding stock. The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations. The Repurchase Program will be funded from cash on hand and cash provided by operating activities. The Repurchase Program will expire as of the close of business on March 31, 2017. As of December 31, 2016, we have purchased approximately 588 shares at a total cost of $567 under this Repurchase Program. The average price per share of treasury stock through December 31, 2016 has been $0.96. Treasury shares are accounted for using the cost method. See Note 11 “Subsequent Events”, of the Notes to Consolidated Financial Statements, for further explanation of our Repurchase Program.

NOTE 9:	INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended
	December 31,
	2016	2015
Federal:
Current	$7	$4
Deferred	(3)	34
Total	$4	$38
State:
Current	$13	$32
Deferred	3	(34)
Total	$16	$(2)
Total income tax expense (benefit)	$20	$36

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate before income taxes for the reasons set forth below.

	Year Ended
	December 31,
	2016	2015
Income tax (expense) benefit at federal statutory rate	(34.00)%	34.00%
State taxes, net of federal expense (benefit)	(6.36)%	0.73%
Return to provision adjustments	0.00%	(1.08)%
Valuation allowance	29.12%	(35.60)%
Research and development credits	6.01%	0.65%
Other permanent differences	(4.88)%	(0.70)%
Other, net	(0.76)%	0.00%
Total effective rate	(10.87)%	(2.00)%

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follows:

	As of
	December 31,
	2016	2015
Deferred tax assets:
Amortization of intangibles	$68	$61
Net operating loss	5,439	5,300
Share-based compensation	1,137	1,206
Investment in joint venture	0	3,972
Other	574	651
Total deferred tax assets	$7,218	$11,190
Deferred tax liabilities:
Depreciation and amortization on property, plant and equipment	$(1,664)	$(1,656)
Allowance for doubtful accounts	(55)	70
Total deferred tax liabilities	$(1,719)	$(1,586)
Less: valuation allowance	(5,499)	(9,604)
Net deferred tax position	$–	$–

We have $15,745 in federal and state net operating loss (“NOL”) carry forwards and $531 in research and development credits available to offset future taxable income. These federal NOL’s will expire at various dates through 2035. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2016. Accordingly, we do not have any accruals for penalties or interest related to our tax returns. Should an examination or audit arise, we would evaluate the need for an accrual and record one, if necessary. Our tax returns from the tax years ended December 31, 2010 through December 31, 2015 are open to examination by the IRS.

Deferred tax asset of $3,972 as of December 31, 2015 related to investment in joint venture was written off during 2016 against a full valuation allowance. We have determined that this deferred tax asset should not have been reported at December 31, 2015 because the joint venture was liquidated in 2014. We have assessed the impact and determined it was not material to warrant a correction of December 31, 2015. As discussed, there was no impact on our consolidated results of operations, financial position or statement of cash flows for the year ended December 31, 2016 because it had a full valuation allowance.

NOTE 10:	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2023.

At December 31, 2016, future minimum contractual lease obligations were as follows:

Years ending December 31,:	Operating Leases
2017	$1,453
2018	1,455
2019	1,455
2020	1,455
2021	1,395
Thereafter	2,837
Total minimum lease payments	$10,050

Rent expense for the years ended December 31, 2016 and 2015 was $1,440 and $1,447, respectively.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. Letters of credit outstanding at December 31, 2015 under the Eighth Amendment with Whitney were $0.

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

The customer has declined to pay the invoices. We are pursuing collection through arbitration.

NOTE 11:	SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

In March 2017, the Board of Directors of the Company renewed and extended the repurchase program for up to an additional $1 million of common stock until March 31, 2018 (the “Repurchase Program”). See Note 8 “Treasury Stock”, of the Notes to Consolidated Financial Statements, for further explanation of our Repurchase Program.

