Form 10-Q
period 2017-03-31
Deep Down, Inc.
filed 2017-05-15
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

At May 12, 2017, there were 14,750,919 shares outstanding of Common Stock, par value $0.001 per share.

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

Our current operations are primarily conducted under Deep Down Delaware.  In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in response to our customers’ needs, we intend to continue to seek strategic acquisitions of complementary service providers, product manufacturers and technologies applicable to supporting deepwater and ultra-deepwater offshore exploration, development and production of oil and gas reserves and other maritime operations.

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

ii

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2016, other periodic and current reports we file with the SEC or this Report.

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act by our officers, directors and shareholders with respect to our Common Stock, may be obtained through our website (http://www.deepdowninc.com) as soon as reasonably practicable after we or our officers, directors or shareholders have electronically filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Report.

iii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iv

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value amounts)

ASSETS

Current assets:	March 31, 2017	December 31, 2016
Cash	$8,013	$8,203
Short term investment (certificate of deposit)	1,005	1,005
Accounts receivable, net of allowance of $10	4,365	5,945
Costs and estimated earnings in excess of billings on uncompleted contracts	1,021	1,077
Prepaid expenses and other current assets	797	864
Total current assets	15,201	17,094
Property, plant and equipment, net	8,015	7,938
Intangibles, net	67	69
Long term asset - Carousel	3,117	3,117
Other assets	205	211
Total assets	$26,605	$28,429

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,673	$1,778
Billings in excess of costs and estimated earnings on uncompleted contracts	1,614	3,349
Total current liabilities	3,287	5,127
Total liabilities	3,287	5,127

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,408,660 shares issued	15	15
Treasury stock, 657,741 and 587,847 shares at cost, respectively	(650)	(567)
Additional paid-in capital	73,147	73,112
Accumulated deficit	(49,194)	(49,258)
Total stockholders' equity	23,318	23,302
Total liabilities and stockholders' equity	$26,605	$28,429

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2017	2016

Revenues	$5,609	$4,355
Cost of sales:
Cost of sales	2,655	2,599
Depreciation expense	310	322
Total cost of sales	2,965	2,921
Gross profit	2,644	1,434
Operating expenses:
Selling, general and administrative	2,509	2,788
Depreciation and amortization	79	106
Total operating expenses	2,588	2,894
Operating income (loss)	56	(1,460)
Other income (expense):
Interest income (expense), net	13	(54)
Gain on sale of assets	–	1,070
Total other income	13	1,016
Income (loss) before income taxes	69	(444)
Income tax expense	(5)	(6)
Net income (loss)	$64	$(450)

Net income (loss) per share:
Basic	$–	$(0.03)
Fully diluted	$–	$(0.03)

Weighted-average shares outstanding:
Basic	15,374	15,552
Fully diluted	15,374	15,552

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$64	$(450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	34	155
Write off of deferred financing fees	–	21
Depreciation and amortization	389	428
Gain on sale of assets	–	(1,070)
Changes in assets and liabilities:
Accounts receivable, net of allowance	1,580	1,908
Costs and estimated earnings in excess of billings on uncompleted contracts	56	444
Prepaid expenses and other current assets	67	84
Other assets	(7)	48
Accounts payable and accrued liabilities	(105)	(284)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,735)	194
Net cash provided by operating activities	343	1,478

Cash flows from investing activities:
Purchases of property, plant and equipment	(456)	(103)
Proceeds from sale of assets	–	3,800
Cash distribution received from joint venture	–	161
Repayments on notes receivable	6	3
Net cash provided by (used in) investing activities	(450)	3,861

Cash flows from financing activities:
Deferred financing costs on bank term loan	–	(11)
Proceeds from bank loan drawn for working capital purposes	–	300
Repayments of long-term debt	–	(3,047)
Cash paid for purchase of our common stock	(83)	–
Net cash used in financing activities	(83)	(2,758)
Change in cash	(190)	2,581
Cash, beginning of period	8,203	374
Cash, end of period	$8,013	$2,955

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1: BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its directly and indirectly wholly-owned subsidiaries (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q.  As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted.  Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 31, 2017 with the Commission.

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

Segments

For the quarters ended March 31, 2017 and 2016, we had one operating and reporting segment, Deep Down Delaware.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. The effective date for this standard was deferred in July 2015 and will now be effective for us beginning January 1, 2018. The standard provides for different application methods during adoption. We are currently in the process of evaluating the potential impact this new pronouncement will have on our financial statements and will not be exercising early adoption. We are reviewing our existing contracts to identify any that may be impacted by this standard, and evaluating new contracts we are negotiating to ensure compliance with this standard. We have not completed our full evaluation and therefore cannot conclude whether the pronouncement will have a significant impact on our financial statements at this time, but we expect requirements of this standard to significantly enhance our revenue disclosures. We currently anticipate that we will utilize the modified retrospective method of adoption, however, this expectation may change following the completion of our evaluation of the impact of this pronouncement on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842) (“ASU 2016-02”)”. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for us beginning January 1, 2019. We do not anticipate the adoption of ASU 2016-02 will have a material effect on our results of operations and are still evaluating the impact on our financial position.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations.” This new ASU clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for us January 1, 2018 and will be applied prospectively. We are currently evaluating the impact of our pending adoption of the new standard, but do not expect it to have a material impact on our consolidated financial position or results of operations.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets” (“ASU 2017-05”). This update clarifies the scope of accounting for the derecognition or partial sale of nonfinancial assets to exclude all businesses and nonprofit activities. ASU 2017-05 also provides a definition for in-substance nonfinancial assets and additional guidance on partial sales of nonfinancial assets. We are currently evaluating the effect of ASU No. 2017-05 on our consolidated financial statements and will adopt ASU 2017-05 in conjunction with ASU 2014-09 on January 1, 2018.

NOTE 2: BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	March 31, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$9,811	$8,858
Estimated earnings on uncompleted contracts	7,884	6,777
	17,695	15,635
Less: Billings to date on uncompleted contracts	(18,288)	(17,907)
	$(593)	$(2,272)

Included in the accompanying condensed consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,021	$1,077

Billings in excess of costs and estimated earnings on uncompleted contracts	(1,614)	(3,349)
	$(593)	$(2,272)

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2017 and December 31, 2016 consisted primarily of earned but unbilled revenues related to fixed-price projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at March 31, 2017 and December 31, 2016 consisted primarily of unearned billings related to fixed-price projects.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

	March 31, 2017	December 31, 2016	Range of Asset Lives
Buildings and improvements	$5	$5	7 - 36 years
Leasehold improvements	908	908	2 - 5 years
Equipment	16,556	16,360	2 - 30 years
Furniture, computers and office equipment	1,274	1,274	2 - 8 years
Construction in progress	846	586	–
Total property, plant and equipment	19,589	19,133
Less: Accumulated depreciation and amortization	(11,574)	(11,195)
Property, plant and equipment, net	$8,015	$7,938

NOTE 4: LONG-TERM DEBT

Credit Facility

From 2008 through June 30, 2016, we maintained a credit facility (the “Facility”) with Whitney Bank.

In March 2016, we paid all borrowings under the Facility with proceeds received from the sale of our Channelview location. Following the expiration of the Facility on June 30, 2016, we no longer have any credit facilities available to us.

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

Summary of Nonvested Shares of Restricted Stock

For the three months ended March 31, 2017 and 2016, we recognized a total of $34 and $155, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. There were no new stock grants during the three months ended March 31, 2017. The unamortized estimated fair value of nonvested shares of restricted stock awards was $105 at March 31, 2017. These costs are expected to be recognized as expense over a weighted average period of 0.58 years.

NOTE 6: TREASURY STOCK

On May 23, 2016, our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we may repurchase up to $1,000 of our outstanding stock. The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations. The Repurchase Program will be funded from cash on hand and cash provided by operating activities. The Repurchase Program was scheduled to expire as of the close of business on March 31, 2017. As of March 31, 2017, we have purchased approximately 658 shares at a total cost of $650 under this Repurchase Program. The average price per share of treasury stock through March 31, 2017 was $0.99. Treasury shares are accounted for using the cost method.

On March 29, 2017, our Board of Directors authorized a renewal and extension of the Repurchase Program for an additional $1,000 until March 31, 2018.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 7: INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded.  We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized.  Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at March 31, 2017 and December 31, 2016 management has recorded a full deferred tax asset valuation allowance.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time we are involved in legal proceedings arising from the normal course of business. As of March 31, 2017, we were engaged in one previously disclosed material legal dispute which has been resolved. See Note 10 below.

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2023.

NOTE 9: EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents (warrants, nonvested stock awards and stock options) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock and all nonvested stock awards vest.

At March 31, 2017 and 2016, there were no potentially dilutive securities outstanding.

NOTE 10:  SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the unaudited condensed consolidated financial statements in this Report were filed with the Securities and Exchange Commission. After March 31, 2017, but prior to the filing date of this Report, we settled a previously disclosed legal dispute.

In December 2014 we delivered a carousel to our customer on a lease or purchase arrangement. At the completion of our customer’s requirement, we were advised by the customer it was not going to purchase the carousel, so we picked up the carousel and returned it to our facility. We then invoiced the customer. The customer disputed the invoices. An arbitration proceeding was filed. The parties agreed to settle the dispute.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

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

In Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all dollar and share amounts are in thousands of dollars and shares, respectively, unless otherwise indicated.

Industry and Executive Outlook

The oil and gas industry has largely adapted to the new normal of lower oil prices. While there is some optimism about higher prices in the mid to long-term horizon, most companies are developing project strategies with current prices in mind.

Our strategic shift towards working primarily for operators continues to bear fruit. These operators are increasingly realizing the cost and schedule benefits of working directly with us, by eliminating the need for equipment manufacturers, without requiring us to reduce our competitive prices. The increased costs of packaging products through the equipment manufacturers outweigh the previously envisioned benefits, especially with the increased focus on standardization and cost optimization across the industry.

While we initially saw some prolonged engineering cycles resulting from our modified contracting and project execution strategy, we are now reaping the fruits of this strategy. The positive results of the quarter ended March 31, 2017 are a testament to the mutually beneficial, open and collaborative nature of some of our large projects. Our customers have also realized significant cost savings, while getting the desired solutions.

As we continue to adapt to our traditional customers’ changing strategies, our reputation as a solution provider continues to expand beyond the oil and gas industry. We are fielding more and more requests for assistance from the academic world, and from participants in other growing technological fields, all of whom perceive our present successes to be transferable towards their areas. Concurrently, we are finding many of these technologies to be suitable for oil and gas applications, and will be discussing these further with our existing customers, while evaluating how to derive the most benefit from them.

We continue to feel confident that our backlog, strong balance sheet, and continuous organizational optimization efforts, will enable us to continue providing the most value for our customers, shareholders and employees.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues. Revenues for the three months ended March 31, 2017 were $5,609 compared to revenues of $4,355 for the three months ended March 31, 2016. The $1,254, or 29 percent, increase was primarily the result of commencing the service portions of certain large projects during the three months ended March 31, 2017, which includes long-term rental of our equipment.

Gross profit. Gross profit in the first quarter of 2017 was $2,644, or 47 percent of revenues, compared to $1,434, or 33 percent of revenues, for the three months ended March 31, 2016. The $1,210 and 14 percent increases in gross profit and gross profit percentage, respectively, were due primarily to increased revenues and a larger proportion of higher margin service work.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) were $2,509, or 45 percent of revenues, for the three months ended March 31, 2017 compared to $2,788, or 64 percent of revenues, for the three months ended March 31, 2016. The $279 decrease is due primarily to a reduction in certain SG&A salaries and associated taxes and benefits incurred in 2016 that we did not incur in 2017.

Other income (expense). For the three months ended March 31, 2016, we recognized a gain on sale of assets of $1,070 related to the sale of our Channelview location.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$64	$(450)
Less gain on sale of assets	–	(1,070)
(Deduct) add back interest (income) expense, net	(13)	54
Add back depreciation and amortization	389	428
Add back income tax expense	5	6
Add back share-based compensation	34	155
Modified EBITDA (EBITDA loss)	$479	$(877)

Modified EBITDA was $479 for the three months ended March 31, 2017 compared to Modified EBITDA loss of $(877) for the three months ended March 31, 2016. The $1,356 increase in Modified EBITDA was primarily due to increased net income in 2017, as well as exclusion of gain on sale of assets in 2016 related to our Channelview property.

Liquidity and Capital Resources

Overview

Historically, we have supplemented the financing of our capital needs through debt and equity financings.

Credit Facility

From 2008 through June 30, 2016, we maintained a credit facility (the “Facility”) with Whitney Bank.

In March 2016, we paid all borrowings under the Facility with proceeds received from the sale of our Channelview location. Following the expiration of the Facility on June 30, 2016, we no longer have any credit facilities available to us.

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

Refer to Part II. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

Except as set forth in Note 1 to our unaudited condensed consolidated financial statements, management has not yet determined whether recently issued accounting standards, which are not yet effective, will have a material impact on our condensed consolidated financial statements upon adoption.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of March 31, 2017, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended March 31, 2017.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising from the normal course of business.

In December 2014 we delivered a carousel to our customer on a lease or purchase arrangement. At the completion of our customer’s requirement, we were advised by the customer it was not going to purchase the carousel, so we picked up the carousel and returned it to our facility. We then invoiced the customer. The customer disputed the invoices. An arbitration proceeding was filed. The parties agreed to settle the dispute.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes information about our purchases of common stock, based on trade date, during the quarter ended March 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 1 - January 31	34,384	$1.2990	34,384	$388,199
February 1 - February 28	9,550	1.1354	9,550	377,356
March 1 - March 31	25,960	1.0786	25,960	1,349,357	(2)
Total activity for the three months ended March 31, 2017	69,894	$1.1948	69,894	$1,349,357

(1) On May 23, 2016, we announced our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we may repurchase up to $1,000,000 of our outstanding stock. The Repurchase Program was scheduled to expire as of the close of business on March 31, 2017.

(2) On March 29, 2017, our Board of Directors authorized a renewal and extension of the Repurchase Program for an additional $1,000,000 until March 31, 2018.

ITEM 6. EXHIBITS

Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended March 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Date: May 15, 2017
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

