Form 10-Q
period 2017-06-30
Deep Down, Inc.
filed 2017-08-14
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

At August 9, 2017, there were 14,274,025 shares outstanding of Common Stock, par value $0.001 per share.

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

ii

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2016, other periodic and current reports we have filed with the SEC or this Report.

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

iii

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

iv

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value amounts)

ASSETS
Current assets:	June 30, 2017	December 31, 2016
Cash	$7,196	$8,203
Short term investment (certificate of deposit)	1,005	1,005
Accounts receivable, net of allowance of $10	3,849	5,945
Costs and estimated earnings in excess of billings on uncompleted contracts	187	1,077
Prepaid expenses and other current assets	717	864
Total current assets	12,954	17,094
Property, plant and equipment, net	8,751	7,938
Intangibles, net	66	69
Long term asset - Carousel	3,117	3,117
Other assets	361	211
Total assets	$25,249	$28,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,297	$1,778
Billings in excess of costs and estimated earnings on uncompleted contracts	600	3,349
Total current liabilities	1,897	5,127
Total liabilities	1,897	5,127

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,438,660 and 15,408,660 shares issued, respectively	15	15
Treasury stock, 1,084,755 and 587,847 shares at cost, respectively	(1,125)	(567)
Additional paid-in capital	73,180	73,112
Accumulated deficit	(48,718)	(49,258)
Total stockholders' equity	23,352	23,302
Total liabilities and stockholders' equity	$25,249	$28,429

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016

Revenues	$5,379	$5,968	$10,987	$10,323
Cost of sales:
Cost of sales	2,393	3,737	5,047	6,337
Depreciation expense	323	290	633	612
Total cost of sales	2,716	4,027	5,680	6,949
Gross profit	2,663	1,941	5,307	3,374
Operating expenses:
Selling, general and administrative	2,223	2,378	4,732	5,166
Depreciation and amortization	79	94	158	200
Total operating expenses	2,302	2,472	4,890	5,366
Operating income (loss)	361	(531)	417	(1,992)
Other income (expense):
Interest income (expense), net	12	(6)	26	(61)
Equity in net income of joint venture	94	–	94	–
Gain on sale of assets	14	–	14	1,070
Total other income (expense)	120	(6)	134	1,009
Income (loss) before income taxes	481	(537)	551	(983)
Income tax expense	(5)	(5)	(10)	(10)
Net income (loss)	$476	$(542)	$541	$(993)

Net income (loss) per share:
Basic	$0.03	$(0.03)	$0.04	$(0.06)
Fully diluted	$0.03	$(0.03)	$0.04	$(0.06)

Weighted-average shares outstanding:
Basic	15,154	15,546	15,264	15,555
Fully diluted	15,154	15,546	15,264	15,555

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$541	$(993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	67	274
Depreciation and amortization	791	812
Gain on sale of assets	(14)	(1,070)
Write-off of deferred financing fees	–	23
Equity in net income of joint venture	(94)	–
Changes in assets and liabilities:
Accounts receivable, net of allowance	2,096	584
Costs and estimated earnings in excess of billings on uncompleted contracts	890	(920)
Prepaid expenses and other current assets	134	(55)
Other assets	(167)	15
Accounts payable and accrued liabilities	(481)	207
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,749)	3,218
Net cash provided by operating activities	1,014	2,095

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,588)	(588)
Proceeds from sale of assets	18	3,800
Repayments received on employee receivable	13	7
Cash distribution received from joint venture	94	161
Net cash provided by (used in) investing activities	(1,463)	3,380

Cash flows from financing activities:
Cash paid for purchase of our common stock	(558)	(4)
Proceeds from bank loans	–	300
Cash paid for deferred financing costs	–	(15)
Release of compensating balance	–	3,900
Repayments of long-term debt	–	(3,047)
Net cash provided by (used in) financing activities	(558)	1,134
Change in cash	(1,007)	6,609
Cash, beginning of period	8,203	374
Cash, end of period	$7,196	$6,983

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Segments

For the quarters ended June 30, 2017 and 2016, we had one operating and reporting segment, Deep Down Delaware.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. The effective date for this standard was deferred in July 2015 and will now be effective for us beginning January 1, 2018. The standard provides for different application methods during adoption. We are currently in the process of evaluating the potential impact this new pronouncement will have on our financial statements. We are reviewing our existing contracts to identify any that may be impacted by this standard, and evaluating new contracts we are negotiating to ensure compliance with this standard. We have not completed our full evaluation and therefore cannot conclude whether the pronouncement will have a significant impact on our financial statements at this time, but we expect requirements of this standard to significantly enhance our revenue disclosures. We currently anticipate that we will utilize the modified retrospective method of adoption, however, this expectation may change following the completion of our evaluation of the impact of this pronouncement on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for us beginning January 1, 2019. We do not anticipate the adoption of ASU 2016-02 will have a material effect on our results of operations and are still evaluating the impact on our financial position.

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

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting” (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. This update clarifies when a change to the terms or conditions of a share-based payment award should be accounted for as a modification. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification, as an entity instrument or a liability instrument, of the modified award are the same before and after a change to the terms or conditions of the share-based payment award. The new standard is effective for us January 1, 2018. We do not expect ASU 2017-09 to have a material impact on our consolidated financial position or results of operations.

NOTE 2:	BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	June 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$7,956	$8,858
Estimated earnings on uncompleted contracts	8,231	6,777
	16,187	15,635
Less: Billings to date on uncompleted contracts	(16,600)	(17,907)
	$(413)	$(2,272)

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$187	$1,077
Billings in excess of costs and estimated earnings on uncompleted contracts	(600)	(3,349)
	$(413)	$(2,272)

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2017 and December 31, 2016 consisted primarily of earned but unbilled revenues related to fixed-price projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at June 30, 2017 and December 31, 2016 consisted primarily of unearned billings related to fixed-price projects.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

			Range of
	June 30, 2017	December 31, 2016	Asset Lives
Buildings and improvements	$5	$5	7 - 36 years
Leasehold improvements	908	908	2 - 5 years
Equipment	16,977	16,360	2 - 30 years
Furniture, computers and office equipment	1,245	1,274	2 - 8 years
Construction in progress	1,543	586	–

Total property, plant and equipment	20,678	19,133
Less: Accumulated depreciation and amortization	(11,927)	(11,195)
Property, plant and equipment, net	$8,751	$7,938

NOTE 4:	LONG-TERM DEBT

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

Summary of Nonvested Shares of Restricted Stock

On May 2, 2017, we granted 30 shares of restricted stock to an independent director, par value $0.001 per share. These shares have a fair value grant price of $1.15 per share, based on the closing price of Deep Down’s stock on that day. These shares vest over three years in equal tranches on the grant date anniversary, with continued service on our Board of Directors; we are amortizing the related share-based compensation of $33 over the three-year requisite service period.

For the six months ended June 30, 2017 and 2016, we recognized a total of $67 and $274, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards was $106 at June 30, 2017. These costs are expected to be recognized as expense over a weighted average period of 0.48 years.

NOTE 6:	TREASURY STOCK

On May 23, 2016, our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we were originally authorized to repurchase up to $1,000 of our outstanding stock. Subsequently, on March 29, 2017, our Board of Directors authorized a renewal and extension of the Repurchase Program for an additional $1,000 until March 31, 2018. The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations. The Repurchase Program is being funded from cash on hand and cash provided by operating activities. As of June 30, 2017, a total of $1,125 of our stock (1,085 shares) has been purchased under the Repurchase Program. The average price per share of treasury stock through June 30, 2017 was $1.05. Treasury shares are accounted for using the cost method.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at June 30, 2017 and December 31, 2016 management has recorded a full deferred tax asset valuation allowance.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time we are involved in legal proceedings arising from the normal course of business. As of the date of this Report, we were not involved in any material legal proceedings.

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

At June 30, 2017 and 2016, there were no potentially dilutive securities outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.” and is available on the SEC’s website.

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

Industry and Executive Outlook

Not too long ago, it would have been hard to imagine $50 per barrel of oil being viewed as a positive benchmark. But in a day when major projects are being sanctioned at break-even prices around $40 per barrel, the industry has become accustomed to the current price levels, and has found ways to adjust operations to these prices.

One unintended consequence of the recent slowdown has been the immense knowledge drain out of the industry, and the subsequent knowledge gap within many organizations. This is leading to project decision making taking longer than in the past, thus pushing projects farther and farther into the future.

While we were able to realize markedly improved gross margins during the first half of the year, delays in contract executions will likely hamper our performance during the latter part of the year. While we are engaged in discussions around several large projects, our customers are increasingly pushing these projects into 2018.

Our backlog of contracted projects has continued to shrink, even as we are called upon to provide more and more solutions in the inspection, maintenance and repair market. These solutions are executed on short notice, so while we may not be in a position to cumulatively forecast them, we expect to perform a significant number of these kinds of projects over the foreseeable future. Our customers are increasingly looking to extend the life of their existing fields, and are appreciative of our ability to service equipment built by the different equipment manufacturers, given our long history of working with these companies.

Similarly, we have recently been in serious discussions with operators in emerging oil frontiers, and expect to see increased activity in these areas. A common theme has been the challenge of getting the multinational equipment manufacturers to simply service their existing assets, rather than proposing new equipment requiring significant capital investments; a challenge whose solution is within our core expertise.

We therefore anticipate focusing more on service projects, and feel confident that our strong balance sheet, and continuous organizational optimization efforts, will enable us to continue being a preferred solution provider, as we continue creating the most value for our customers, shareholders and employees.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues. Revenues for the three months ended June 30, 2017 were $5,379 compared to revenues of $5,968 for the three months ended June 30, 2016. The $589, or 11 percent, decrease was primarily the result of fewer jobs in process in 2017.

Gross profit. Gross profit for the three months ended June 30, 2017 was $2,663, or 50 percent of revenues, compared to $1,941, or 33 percent of revenues, for the three months ended June 30, 2016. Despite the lower revenues in 2017, the $722 increase in gross profit, or 17 percent gross profit percentage respectively, was due primarily to a larger portion of higher margin service work in 2017 compared to 2016 and resolution of an outstanding customer issue.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) were $2,223, or 41 percent of revenues, for the three months ended June 30, 2017 compared to $2,378, or 40 percent of revenues, for the three months ended June 30, 2016. The $155 decrease in 2017 resulted primarily from lower rent expense, professional fees, and stock-based compensation, offset by a marginal increase in advertising fees.

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

The following is a reconciliation of net income (loss) to Modified EBITDA (EBITDA loss) for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
Net income (loss)	$476	$(542)
(Deduct) add back interest (income) expense, net	(12)	6
Add back depreciation and amortization	402	384
Add back income tax expense	5	5
Add back share-based compensation	33	119
Modified EBITDA ( EBITDA loss)	$904	$(28)

Modified EBITDA was $904 for the three months ended June 30, 2017 compared to Modified EBITDA loss of $(28) for the three months ended June 30, 2016. The $932 increase in Modified EBITDA was due primarily to the increase in net income, which was driven by increased gross profit and lower SG&A expenses, as discussed previously.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues. Revenues for the six months ended June 30, 2017 were $10,987 compared to revenues of $10,323 for the six months ended June 30, 2016. The $664, or 6 percent, increase was primarily a result of the commencement of service portions of certain large projects during the six months ended June 30, 2017, which included long-term rental of our equipment.

Gross Profit. Gross profit for the six months ended June 30, 2017 was $5,307, or 48 percent of revenues, compared to gross profit of $3,374, or 33 percent of revenues, for the six months ended June 30, 2016. The higher margins during the six months ended June 30, 2017 related to our increased revenues, a larger proportion of higher margin service work, and the resolution of an outstanding customer issue.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2017 was $4,732, or 43 percent of revenues, compared to $5,166, or 50 percent of revenues, for the six months ended June 30, 2016. The $434 decrease in 2017 resulted primarily due to a reduction in certain SG&A salaries and rent expense incurred in 2016, related to the sale and move from our Channelview location in 2016, we did not incur in 2017.

Equity in net income of joint venture. During the six months ended June 30, 2017, we recorded $94 of equity in net income of joint venture, related to net income, for the year ended December 31, 2016, of Cuming Flotation Technologies, LLC, in which we previously owned a 20 percent interest.

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

The following is a reconciliation of net income (loss) to Modified EBITDA (EBITDA loss) for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
Net income (loss)	$541	$(993)
Less gain on sale of assets	(14)	(1,070)
(Deduct) add back interest (income) expense, net	(26)	61
Add back depreciation and amortization	791	812
Add back income tax expense	10	10
Add back share-based compensation	67	274
Modified EBITDA (EBITDA loss)	$1,369	$(906)

Modified EBITDA for the six months ended June 30, 2017 was $1,369 compared to Modified EBITDA loss of $(906) for the six months ended June 30, 2016.  The $2,275 increase was primarily due to the 2016 impact of the gain on the sale of assets from our Channelview property and increased net income, as previously discussed.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates used in our financial statements relate to revenue recognition where we use percentage-of completion accounting on our large fixed-price contracts, the allowance for doubtful accounts, and the valuation allowance for deferred income tax assets. These estimates require judgments, which we base on historical experience and on various other assumptions, as well as specific circumstances. Estimates may change as new events occur, additional information becomes available or operating environments change.

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

Share Repurchase Program

On May 23, 2016, our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we may repurchase up to $1,000 of our outstanding stock. Subsequently, on March 29, 2017, our Board of Directors authorized a renewal and extension of the Repurchase Program for an additional $1,000 until March 31, 2018. The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations. The Repurchase Program is being funded from cash on hand and cash provided by operating activities.

As of June 30, 2017, a total of $1,125 of our stock (1,085 shares) has been purchased under the Repurchase Program.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of June 30, 2017, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended June 30, 2017.

PART II. – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising from the normal course of business. As of the date of this Report, we were not involved in any material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes information about our purchases of common stock, based on trade date, during the quarter ended June 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
April 1 - April 30	53,176		$1.1221	53,176	$1,289,691
May 1 - May 31	213,569	(3)	1.1554	80,100	1,042,938
June 1 - June 30	160,269	(4)	1.1266	148,769	862,382
Total activity for the three months ended June 30, 2017	427,014		$1.1404	282,045	$862,382

(1) Does not include commissions.

(2) On May 23, 2016, we announced our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we were originally authorized to repurchase up to $1,000,000 of our outstanding stock. The Repurchase Program was scheduled to expire as of the close of business on March 31, 2017. Subsequently, on March 29, 2017, our Board of Directors authorized a renewal and extension of the Repurchase Program for an additional $1,000,000 until March 31, 2018.

(3) On May 8, 2017, we repurchased 133,469 shares, through a privately-negotiated transaction, for a fair market value of $1.15 per share, based on the closing price of our common stock on that day.

(4) On June 12, 2017, we repurchased 11,500 shares, through a privately-negotiated transaction, for a fair market value of $1.07 per share, based on the closing price of our common stock on that day. We subsequently remitted the amount of the repurchase on July 3, 2017.

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

Date: August 14, 2017

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

