Form 10-Q
period 2017-09-30
Deep Down, Inc.
filed 2017-11-14
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30351

DEEP DOWN, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-2263732
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8827 W. Sam Houston Pkwy N., Suite 100 Houston, Texas	77040
(Address of Principal Executive Offices)	(Zip Code)

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

At November 14, 2017, there were 13,436,243 shares outstanding of Common Stock, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Deep Down, Inc., a Nevada corporation (“Deep Down”), and its directly and indirectly wholly-owned subsidiaries.

Deep Down is the parent company to the following directly and indirectly wholly-owned subsidiaries: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Deep Down International Holdings, LLC, a Nevada limited liability company (“DDIH”); and Deep Down Brasil - Solucoes em Petroleo e Gas, Ltda, a Brazilian limited liability company (“Deep Down Brasil”).

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

iii

iv

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)
	September 30, 2017	December 31, 2016
	Unaudited
ASSETS
Current assets:
Cash	$5,693	$8,203
Short term investment (certificate of deposit)	1,015	1,005
Accounts receivable, net of allowance of $10	3,647	5,945
Costs and estimated earnings in excess of billings on uncompleted contracts	298	1,077
Prepaid expenses and other current assets	909	864
Total current assets	11,562	17,094
Property, plant and equipment, net	8,737	7,938
Intangibles, net	64	69
Long term asset - Carousel	3,117	3,117
Other assets	326	211
Total assets	$23,806	$28,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,466	$1,778
Billings in excess of costs and estimated earnings on uncompleted contracts	604	3,349
Total current liabilities	2,070	5,127
Total liabilities	2,070	5,127

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued	–	–
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,438,660 and 15,408,660 shares issued, respectively	15	15
Treasury stock, 2,002,417 and 587,847 shares at cost, respectively	(2,041)	(567)
Additional paid-in capital	73,213	73,112
Accumulated deficit	(49,451)	(49,258)
Total stockholders' equity	21,736	23,302
Total liabilities and stockholders' equity	$23,806	$28,429

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
	Unaudited
Revenues	$3,470	$9,165	$14,458	$19,489
Cost of sales:
Cost of sales	2,103	5,498	7,151	11,835
Depreciation expense	333	370	966	982
Total cost of sales	2,436	5,868	8,117	12,817
Gross profit	1,034	3,297	6,341	6,672
Operating expenses:
Selling, general and administrative	2,264	2,210	6,995	7,376
Depreciation and amortization	79	113	238	313
Total operating expenses	2,343	2,323	7,233	7,689
Operating income (loss)	(1,309)	974	(892)	(1,017)
Other income (expense):
Interest income (expense), net	21	10	46	(51)
Equity in net income of joint venture	–	–	94	–
Gain on sale of assets	559	–	574	1,070
Total other income (expense)	580	10	714	1,019
Income (loss) before income taxes	(729)	984	(178)	2
Income tax expense	(5)	(5)	(15)	(16)
Net income (loss)	$(734)	$979	$(193)	$(14)

Net income (loss) per share:
Basic	$(0.05)	$0.06	$(0.01)	$–
Fully diluted	$(0.05)	$0.06	$(0.01)	$–

Weighted-average shares outstanding:
Basic	14,695	15,493	15,074	15,534
Fully diluted	14,695	15,493	15,074	15,534

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
	Unaudited
Cash flows from operating activities:
Net loss	$(193)	$(14)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	101	309
Depreciation and amortization	1,204	1,295
Gain on sale of assets	(574)	(1,070)
Write-off of deferred financing fees	–	23
Equity in net income of joint venture	(94)	–
Changes in assets and liabilities:
Accounts receivable, net of allowance	2,298	551
Costs and estimated earnings in excess of billings on uncompleted contracts	779	(848)
Prepaid expenses and other current assets	(45)	(56)
Other assets	(161)	37
Accounts payable and accrued liabilities	(362)	217
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,745)	2,209
Net cash provided by operating activities	208	2,653

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,306)	(1,105)
Proceeds from sale of assets (net of $60 cash paid for costs to sell)	958	3,800
Repayments received on employee receivable	20	11
Other investing activity	(10)	–
Cash distribution received from joint venture	94	161
Net cash provided by (used in) investing activities	(1,244)	2,867

Cash flows from financing activities:
Cash paid for purchase of our common stock	(1,474)	(305)
Proceeds from bank loans	–	300
Cash paid for deferred financing costs	–	(15)
Release of compensating balance	–	3,900
Repayments of long-term debt	–	(3,047)
Net cash provided by (used in) financing activities	(1,474)	833
Change in cash	(2,510)	6,353
Cash, beginning of period	8,203	374
Cash, end of period	$5,693	$6,727

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Segments

For the quarters ended September 30, 2017 and 2016, we had one operating and reporting segment, Deep Down Delaware.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for us beginning January 1, 2019. We do not anticipate the adoption of ASU 2016-02 will have a material effect on our results of operations, however we are still evaluating the impact on our financial position.

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

NOTE 2:	BILLINGS, COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of billings, costs and estimated earnings on uncompleted contracts are summarized below:

	September 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$8,525	$8,858
Estimated earnings on uncompleted contracts	9,266	6,777
	17,791	15,635
Less: Billings to date on uncompleted contracts	(18,097)	(17,907)
	$(306)	$(2,272)

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$298	$1,077
Billings in excess of costs and estimated earnings on uncompleted contracts	(604)	(3,349)
	$(306)	$(2,272)

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2017 and December 31, 2016 consisted primarily of earned but unbilled revenues related to fixed-price projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at September 30, 2017 and December 31, 2016 consisted primarily of unearned billings related to fixed-price projects.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT

The components of net property, plant and equipment are summarized below:

	September 30, 2017	December 31, 2016	Range of Asset Lives
Buildings and improvements	285	5	7 - 36 years
Leasehold improvements	908	908	2 - 5 years
Equipment	15,372	16,360	2 - 30 years
Furniture, computers and office equipment	1,245	1,274	2 - 8 years
Construction in progress	1,938	586	–

Total property, plant and equipment	19,748	19,133
Less: Accumulated depreciation and amortization	(11,011)	(11,195)
Property, plant and equipment, net	$8,737	$7,938

NOTE 4:	LONG-TERM DEBT

From 2008 through June 30, 2016, we maintained a credit facility (the “Facility”) with Whitney Bank.  In March 2016, we paid all borrowings under the Facility with proceeds received from the sale of our Channelview location. Following the expiration of the Facility on June 30, 2016, we no longer have any credit facilities available to us.

NOTE 5:	SHARE-BASED COMPENSATION

Share-based Compensation Plan

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

Summary of Nonvested Shares of Restricted Stock

On May 2, 2017, we granted 30 shares of restricted stock to an independent director. These shares have a fair value grant price of $1.15 per share, based on the closing price of our common stock on that day. These shares vest over three years in equal tranches on the grant date anniversary, subject to continued service on our Board of Directors. We are amortizing the related share-based compensation of $33 over the three-year requisite service period.

For the nine months ended September 30, 2017 and 2016, we recognized a total of $101 and $309, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards was $73 at September 30, 2017. These costs are expected to be recognized as expense over a weighted-average period of 0.30 years.

NOTE 6:	TREASURY STOCK

On May 23, 2016, our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we were originally authorized to repurchase up to $1,000 of our outstanding stock. Subsequently, on March 29, 2017, our Board of Directors authorized a renewal and extension of the Repurchase Program for an additional $1,000 until March 31, 2018. The purchases could be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations. The Repurchase Program was funded from cash on hand and cash provided by operating activities. As of September 30, 2017, we had exhausted the Repurchase Program. As of the date of this report no decisions have been made on any further stock repurchases. The average price per share of treasury stock through September 30, 2017 was $1.02. Treasury shares are accounted for using the cost method.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. Although our future projections indicate that we may be able to realize some of these deferred tax assets, due to the degree of uncertainty of these projections, at September 30, 2017 and December 31, 2016 management has recorded a full deferred tax asset valuation allowance.

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

At September 30, 2017 and 2016, there were potentially dilutive securities outstanding, but they were not taken into consideration in calculating diluted EPS because there were losses, so including them would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.” and is available on the SEC’s website.

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

Industry and Executive Outlook

Three years into the downturn in oil prices, the industry has largely come to terms with the lower prices, and adjusted accordingly. So much so, that the recent slight uptick in prices is giving rise to optimism about the future. However, even without increases in prices, oil companies have modified their strategies to manage their operations with the lower prices, with projects being executed at breakeven prices as low as $50 a barrel.

One key strategy being employed across the industry is the increased use of strategic partnerships. Whether between oil and gas operators and their suppliers, or between suppliers who serve different steps along the value chain, these partnerships are realizing increased value due to the alignment of incentives, while spreading project risks.

While we are disheartened by delays in some key projects we expect to be working on, and the resulting disappointing results, we are cautiously optimistic that partnerships we are pursuing will provide material benefits for us in 2018 and beyond, even as we continue to engage with our existing and new customers on their projects. We are especially looking to take advantage of such partnerships to pursue opportunities in international markets, where there is an increase in the focus on local content regulations, in order to enhance local capacity.

We are continuing to engage in more discussions with different customers on what is commonly referred to as brownfield work, which is where operators seek to derive further benefit from their existing infrastructure, rather than develop new fields. We continue to view this as a growth opportunity for us, especially as a mitigation for continued delays in new projects, and are making concerted efforts to enhance our market position in this area.

Our balance sheet continues to be strong, we continue to evaluate opportunities to optimize our cost structure, and we are continuing to engage with our customers as they make plans for their projects in 2018 and beyond. Through these efforts we remain strongly committed to creating the most value for our customers, shareholders and employees.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues. Revenues for the three months ended September 30, 2017 were $3,470 compared to revenues of $9,165 for the three months ended September 30, 2016. The $5,695, or 62 percent, decrease was primarily the result of delays in the commencement of certain customer projects, and fewer projects in process in 2017, coupled with the commencement of procurement and manufacturing activities on certain customer orders that resulted in higher than normal revenues in the three month period ended September 30, 2016.

Gross profit. Gross profit for the three months ended September 30, 2017 was $1,034, or 30 percent of revenues, compared to $3,297, or 36 percent of revenues, for the three months ended September 30, 2016. The $2,263 decrease in gross profit, or 6 percent decrease in gross profit percentage respectively, was due to lower revenues in the three months ended September 30, 2017.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $2,264, or 65 percent of revenues, for the three months ended September 30, 2017 compared to $2,210, or 24 percent of revenues, for the three months ended September 30, 2016. The $54 increase in 2017 resulted primarily from labor costs directed to SG&A activities due to lower manufacturing and/or service activities.

Other income (expense). During the three months ended September 30, 2017, we recognized a gain on the sale of property, plant and equipment of $559 related to the sale of one of our ROVs. There was no gain or loss on the sale of property, plant and equipment during the three months ended September 30, 2016.

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

The following is a reconciliation of net income (loss) to Modified EBITDA (EBITDA loss) for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
Net (loss) income	$(734)	$979
Less gain on sale of assets	(559)	–
Deduct interest income, net	(21)	(10)
Add back depreciation and amortization	412	483
Add back income tax expense	5	5
Add back share-based compensation	34	35
Modified ( EBITDA loss) EBITDA	$(863)	$1,492

Modified EBITDA loss was ($863) for the three months ended September 30, 2017 compared to Modified EBITDA of $1,492 for the three months ended September 30, 2016. The $2,355 decrease in Modified EBITDA was due primarily to the decrease in net income, which was driven by the previously discussed decreased revenues, as well as the gain on sale of assets during the 2017 period.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues. Revenues for the nine months ended September 30, 2017 were $14,458 compared to revenues of $19,489 for the nine months ended September 30, 2016. The $5,031, or 26 percent, decrease was primarily a result of project delays and fewer projects in process in 2017, coupled with the previously discussed above average activity levels in the same period in 2016.

Gross Profit. Gross profit for the nine months ended September 30, 2017 was $6,341, or 44 percent of revenues, compared to gross profit of $6,672, or 34 percent of revenues, for the nine months ended September 30, 2016. Though we had a slight decrease of $331 in gross profit, we maintained higher margins as a percentage of revenues, due to a larger proportion of higher margin service work, as well as the resolution of an outstanding customer issue, during the nine months ended September 30, 2017.

Selling, general and administrative expenses. SG&A expenses for the nine months ended September 30, 2017 were $6,995, or 48 percent of revenues, compared to $7,376, or 38 percent of revenues, for the nine months ended September 30, 2016. The $381 decrease in 2017 resulted primarily due to a reduction in certain SG&A salaries and rent expense incurred in 2016, related to the sale and move from our Channelview location in 2016, as well as a decrease in our legal expenses.

Equity in net income of joint venture. During the nine months ended September 30, 2017, we recorded $94 of equity in net income of joint venture, related to net income, for the year ended December 31, 2016, of Cuming Flotation Technologies, LLC, in which we previously owned a 20 percent interest.

Other income (expense). During the nine months ended September 30, 2017, we recognized a gain on the sale of property, plant and equipment of $574 primarily related to the sale of one of our ROVs, while during the nine months ended September 30, 2016, we recognized a gain on the sale of property, plant and equipment of $1,070 related to the sale of our Channelview location.

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

The following is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
Net loss	$(193)	$(14)
Less gain on sale of assets	(574)	(1,070)
(Deduct) add back interest (income) expense, net	(46)	51
Add back depreciation and amortization	1,204	1,295
Add back income tax expense	15	16
Add back share-based compensation	101	309
Modified EBITDA	$507	$587

Modified EBITDA for the nine months ended September 30, 2017 was $507 compared to Modified EBITDA of $587 for the nine months ended September 30, 2016.  The $80 decrease was primarily due to the decrease in gain on sale of assets, the decrease in share-based compensation, and the increase in net loss in 2017 as compared to 2016.

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

As a result of cash we expect to generate from operations, we believe we will have adequate liquidity to meet our operating requirements for the foreseeable future.

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

Share Repurchase Program

On May 23, 2016, our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we may repurchase up to $1,000 of our outstanding stock. Subsequently, on March 29, 2017, our Board of Directors authorized a renewal and extension of the Repurchase Program for an additional $1,000 until March 31, 2018. The purchases may be made from time to time in the open market, through privately negotiated transactions and Rule 10b5-1 trading plans in accordance with applicable laws, rules and regulations. The Repurchase Program was funded from cash on hand and cash provided by operating activities.

As of September 30, 2017, we had exhausted the Repurchase Program. As of the date of this Report no decisions have been made on any further stock repurchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of September 30, 2017, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended September 30, 2017.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising from the normal course of business. As of the date of this Report, we were not involved in any material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes information about our purchases of common stock, based on trade date, during the quarter ended September 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
July 1 - July 31	79,380		$1.0439	79,380	$783,002
August 1 - August 31	328,300		1.0068	328,300	454,702
September 1 - September 30	509,982	(3)	0.9602	454,702	–
Total activity for the three months ended September 30, 2017	917,662		$0.9841	862,382	$–

(1)	Does not include commissions.

(2)	On May 23, 2016, we announced our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we were originally authorized to repurchase up to $1,000 of our outstanding stock. The Repurchase Program was scheduled to expire as of the close of business on March 31, 2017. On March 29, 2017, our Board of Directors authorized a renewal and extension of the Repurchase Program for an additional $1,000 until March 31, 2018.

(3)	On September 27, 2017, we repurchased 490,231 shares, in connection with our transition agreement with Mr. Eugene L. Butler, our now former Executive Chairman and Chief Financial Officer dated September 25, 2017, for a fair market value of $0.96 per share, based on the median closing price, quoted by the OTCQX market, for the ten day trading period immediately prior to September 25, 2017.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Date: November 14, 2017
	By:	/s/ Ronald E. Smith
Ronald E. Smith
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles K. Njuguna
Charles K. Njuguna
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Matthew A. Auger
Matthew A. Auger
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1*	Certification of Ronald E. Smith, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Charles K. Njuguna, Chief Financial Officer, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Ronald E. Smith, President and Chief Executive Officer and Charles K. Njuguna, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

