Form 10-K
period 2017-12-31
Deep Down, Inc.
filed 2018-03-28
CIK 1110607

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers in response to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $10,969,184.

At March 26, 2018, the registrant had 13,436,243 shares outstanding of common stock, par value $0.001 per share.

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

The Statements contained in this Report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Statements contained herein are based on current expectations that involve a number of risks and uncertainties. These Statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, “intend”, “plan”, “could”, “is likely”, or “anticipates”, or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We caution the readers that these Statements are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other Statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by us, may not be realized. Because of the number and range of assumptions underlying our projections and Statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Report. These Statements are based on current expectations and we assume no obligation to update this information. Therefore, our actual experience and the results achieved during the period covered by any particular projections or Statements may differ substantially from those projected. Consequently, the inclusion of projections and other Statements should not be regarded as a representation by us or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the Statements contained herein will prove to be accurate.

ii

PART I

ITEM 1.	Business.

History

Deep Down, Inc. is a Nevada corporation engaged in the oilfield services industry. As used herein, “Deep Down”, “Company”, “we”, “our” and “us” refers to Deep Down, Inc. and/or its subsidiaries. Deep Down, Inc. (OTCQX: DPDW), a publicly traded Nevada corporation, was incorporated on December 14, 2006, through a reverse merger with MediQuip Holdings, Inc., a publicly traded Nevada corporation.

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

Business Overview

We are a global provider of specialized services to the offshore energy industry to support deepwater and ultra-deepwater exploration, development and production of oil and gas and other maritime operations. While we are primarily a service company, we also produce custom engineered products that assist us in fulfilling service objectives for specific projects on a contractual basis. We design and manufacture a broad line of deepwater and ultra-deepwater, surface and offshore equipment solutions which are used by major integrated, large independent, and foreign national oil and gas companies in offshore areas throughout the world. Our products are often developed in direct response to customer requests for solutions to critical problems in the field. We serve the growing offshore petroleum and maritime industries with technical management and support services. One of our greatest strengths is the extensive knowledge base of our service, engineering and management personnel in many aspects of the deepwater and ultra-deepwater industry. Set forth below is a more detailed description of important services and products we provide.

Our goal is to provide superior services and products to our customers in a safe, cost-effective and timely manner. We believe there is significant demand for, and brand name recognition of, our established products due to the technological capabilities, reliability, cost-effectiveness, timeliness of delivery and operational efficiency features of these products. Since our formation, we have introduced many new products that continue to broaden the markets we currently serve.

For the years ended December 31, 2017 and 2016, we only had one operating and reporting segment, Deep Down Delaware. All of the services and products we provide are interrelated, are performed for the same general customers and are marketed as such.

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

Our shore-based facility located at Core Industries, Inc. in Mobile, Alabama has 6,500 square feet and houses our 3,400 ton carousel system, and is used to store customers’ products. The site is sufficient to allow for full system integration testing of our customers’ equipment prior to deployment offshore.

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

Equipment Refurbishment and Intervention Services. In addition to the new products we build, we have cultivated expertise in the refurbishment and repurposing of recovered subsea distribution assets and providing support for offshore interventions.

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

Installation Aids.To help our customers and to meet our own internal needs, we have developed an extensive array of installation aids, including steel flying lead installation systems, tensioners, lay chutes, many varieties of buoyancy, clump weights, Vortex Induced Vibration (“VIV”) strakes, mud mats, dual tank skids, gang boxes, work vans, pumping and testing skids, control booths, fluid drum carriers, crimping systems, load cells,  300 and 340-ton under-rollers, powered reels, 200-ton, 400-ton and 3,400-ton and 3,500-ton carousel, UTA and bridging jumper running and parking deployment frames, termination shelters, pipe straighteners, ROV hooks and shackles, stackable SeaStax® tanks, baskets, Subsea Deployment Basket System (SDB®), Horizontal Drive Units (“HDU”) and Rapid Deployment Cartridges (“RDC”).

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

Non-Helical Umbilical®. Deep Down's patented Non-Helical Umbilical (“NHU®”) combines our experience manufacturing miles of loose steel tube flying leads, terminating conventional steel umbilicals, and observing installation behavior of all umbilicals. The NHU® can be manufactured in lengths up to 10 miles using super duplex tubes in standard sizes and in any configuration of hydraulic, electrical or optical elements.  It is intended for long-term infield (static) or short-term dynamic service applications.

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

Manufacturing

Our primary operations are located at a 255,000 sq. ft. facility on 23 acres off Beaumont Highway, on the eastern end of Houston, Texas, where we have been since 2013. In addition to increasing our production capacity, this facility provides the space to build our Steel Tube Flying Lead (“STFL”) Overhead Tracking System. This system allows us to easily move STFLs from station to station during production for welding, X-ray and FAT. We have also significantly expanded our clean, stainless steel welding and tube bending environment, which is separated from all carbon steel fabrication.

We have a 12’x60’ wet testing tank, adding the capability to test our products and rigging with buoyancy scenarios in the water. Featuring filtered water and underwater lighting also enables us to launch and test small ROVs and ROV operations.

The most substantial benefit of this facility is expected to be realized when the dock on the property is completed. This will allow us to move large equipment and fabricated items by barge, reducing the costs and eliminating the limitations of highway transportation.

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

Customers

Demand for our deepwater and ultra-deepwater services, surface equipment and offshore rig equipment is dependent on the condition of the oil and gas industry and its ability and need to make capital expenditures as well as continual maintenance and improvements on its offshore exploration, drilling and production operations. The level of these expenditures is generally dependent upon various factors such as expected prices of oil and gas, exploration and production costs of oil and gas, and the level of offshore drilling and production activity. The prevailing view of future oil and gas prices are influenced by numerous factors affecting the supply and demand for oil and gas. These factors include worldwide economic activity, interest rates, cost of capital, environmental regulation, tax policies, and production levels and prices set and maintained by producing nations and the Organization of the Petroleum Exporting Countries. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of domestic and international offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

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

Employees

At March 12, 2018, we had a total of 59 full-time employees. Our employees are not covered by collective bargaining agreements and we generally consider our employee relations to be good. Our operations depend in part on our ability to attract a skilled labor force. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force and increases in the wage rates that we pay or both.

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

We are also affected by tax policies, price controls and other laws and regulations generally relating to the oil and gas industry, including those specifically directed to offshore operations. Adoption of laws and regulations that curtail exploration and development drilling for oil and gas could adversely affect our operations by limiting demand for our services or products. As of the date of this Report, we are also evaluating the impact recent announcements of increased tariffs on imported raw materials will have on our business.

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

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	Description of Property

Our principal corporate offices are located at 8827 W. Sam Houston Parkway North, Suite 100, Houston, Texas, 77040. On August 1, 2016, we transferred our lease to our subtenant and no longer have monthly lease costs, but still office from this location, and are responsible for utilities and other operating costs of the location. As of the date of this Report, we are finalizing plans to permanently relocate out of this location, and fully consolidate all of our corporate administrative activities at our operating facility located at 18511-810 Beaumont Highway, Houston, Texas 77049 (“Highway 90”).

Our Highway 90 facility consists of approximately 23 acres of land, and includes 255,000 sq. ft. of indoor manufacturing and storage space. We have a 10-year lease on our Highway 90 facility, which commenced in June 2013 at a base rate of $90,000 per month, adjustable based on the CPI, for the remainder of the lease term. Additionally, we lease, on a month-to-month basis, 6,500 square feet of storage space in Mobile, AL to house our 3,400-ton carousel system for $5,000 per month.

We believe that our current space is suitable, adequate and of sufficient capacity to support our current operations.

ITEM 3.	Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the normal course of business. We are not involved in any material legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSUREs

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

Our common stock trades on the QX Tier of the OTC Markets Group (OTCQX) under the symbol OTCQX: DPDW. The following table sets forth, for the quarters ended on the dates indicated below, the high and low bid quotations for our common stock as reported by the OTC Markets.

	High	Low
Fiscal Year 2017:
December 31, 2017	$0.99	$0.67
September 30, 2017	$1.11	$0.85
June 30, 2017	$1.25	$1.00
March 31, 2017	$1.45	$1.00
Fiscal Year 2016:
December 31, 2016	$1.45	$0.75
September 30, 2016	$1.01	$0.80
June 30, 2016	$1.03	$0.71
March 31, 2016	$0.84	$0.40

Stockholders of Record

As of March 26, 2018, there were 1,098 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for working capital for the growth of our operations.

Issuer Purchases of Equity Securities

No shares were repurchased in the quarter ended December 31, 2017.

On March 26, 2018, the Board of Directors authorized the repurchase of up to $1 million in shares of the Company's common stock. The repurchase program will be funded from cash on hand and cash provided by operating activities.

The time of the purchases and amount of stock purchased will be determined at the discretion of management subject to market conditions, business opportunities and other appropriate factors and may include purchases through one or more broker-assisted plans and methods, including, but not limited to, open-market purchases, privately negotiated transactions and Rule 10b5-1 trading plans. The share repurchase program will expire on March 31, 2019.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	–	$–	2,311,299	(1)
Equity compensation plans not approved by security holders	–	–	–
TOTAL	–	$–	2,311,299

(1)	Represents 2,311,299 shares of common stock available for future grant under the Company’s 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”) as of December 31, 2017. The total number of shares subject to grants and awards under the Plan is 15 percent of issued and outstanding shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Industry and Executive Outlook

The oil and gas industry has largely adapted to lower oil prices, and adjusted operations accordingly. While new deepwater projects are now being sanctioned, we are experiencing the effects of the long period when final investment decisions on new projects were being postponed, and the longer sales cycles of new projects.

Despite the recent uptick in new deepwater activity, our results for 2017 were heavily impacted by this slowdown in new projects. However, despite the lower revenues, we are pleased with the higher margins we were able to realize due to performing an increased proportion of higher-margin service work. We continue to engage with our customers in promising discussions about upcoming projects, albeit with longer than ideal horizons.

To weather the downturn, we have continued to evaluate and streamline our cost structure and contracting strategies. Towards this effort, we are now at our lowest employee levels in several years and have implemented additional temporary reductions in our payroll spending. We are also finalizing plans to permanently relocate our corporate functions out of our corporate office, and into our primary operating facility.

As of March 26, 2018, our committed backlog is $14 million, compared to a backlog of $23 million as of March 31, 2017. We currently expect to realize 90% of this backlog in 2018. Despite our lower backlog of committed work, we are also seeing an increase in inspection, maintenance and repair work, which we do not typically know of well in advance but is a core competence of ours. We expect to continue to perform an increased proportion of this type of higher-margin service work in the near future.

In addition to this service work, our efforts to pursue new customers in emerging frontiers are beginning to bear fruit. We expect to make announcements in the near future on new projects in areas we have never worked in before, for new customers. Our local partnerships in different international markets are also showing increased promise.

We continue to receive strong interest in our services for non-oil and gas organizations, but in light of our current situation, we intend to focus primarily on our core business in 2018, and only complete our sponsorship initiative for Texas A&M students, in support of their participation in the Shell Ocean Discovery XPRIZE competition.

The Texas A&M team is now a finalist in the $7 million global competition challenging teams to advance deep-sea technologies for autonomous, fast and high-resolution ocean exploration, with a top prize of $4 million at stake. The technologies we have developed during this effort, will serve as an enhancement of our ROV services offerings. As of December 31, 2017, we had spent $1.1 million on this effort, and currently expect to spend an additional $0.3 million through the end of the competition. We are also working with Texas A&M and other sponsors, in an effort to have them supplement these costs.

We are grateful for our employees’ strong commitment to play their part in our continued success, and remain optimistic about the future of the Company, and our ability to continue to provide sustained value for our employees, customers, and ultimately, our shareholders.

All remaining dollar and share amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars and shares, unless otherwise indicated.

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Revenues	$19,478	$25,384	$(5,906)	(23)%

The 23 percent decrease in revenue is primarily due to a reduction in customer orders, resulting from delays in sanctioning of new deepwater projects, following the decline in oil prices.

Cost of sales and gross profit

	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Cost of sales	$10,931	$16,367	$(5,436)	(33)%
Gross profit	$8,547	$9,017	$(470)	(5)%
Gross profit %	44%	36%	–	8%

Despite lower revenues, we were able to realize higher gross margin percentages due to an increased proportion of higher-margin service work.

We record depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $1,077 and $1,335 for the years ended December 31, 2017 and 2016, respectively.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2017	2016	$	%
Selling, general & administrative	$9,113	$9,672	$(559)	(6)%
Selling, general & administrative as a % of revenues	47%	38%	$–	9%

The increase in selling, general and administrative expenses (“SG&A”) as a percentage of revenue was due to lower revenues.

Interest income (expense), net

Net interest income for the year ended December 31, 2017 was $56 compared to net interest expense of ($34) for the year ended December 31, 2016. The increase of $90 is due to the full repayment of our debt in 2016, and the receipt of interest income on cash instruments in 2017.

Gain on sale of assets

During the year ended December 31, 2017 we sold some equipment, including a Remotely Operated Vehicle (“ROV”) which resulted in gains on sales of assets of $559. This is a decrease from the gain on sale of assets for the year ended December 31, 2016 when we sold our Channelview location resulting in a gain on sale of assets of $1,070.

Equity in net income of joint venture

In 2017, we received $94 as an earnout distribution from our equity in a joint venture. We no longer have an investment in the joint venture and did not receive any 2016 related distributions.

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

The following is a reconciliation of net (loss) income to Modified EBITDA for the years ended December 31, 2017 and 2016 (certain prior year amounts have been excluded to conform to the current year presentation):

	Year Ended December 31,
	2017	2016
Net (loss) income	$(116)	$164
Deduct gain on sale of assets	(576)	(1,070)
(Deduct) Add interest (income) expense, net	(56)	34
Add depreciation and amortization	1,348	1,532
Add income tax expense	5	20
Add share-based compensation	134	344
Modified EBITDA	$739	$1,024

Modified EBITDA decreased by $285 in 2017 compared to 2016, due primarily to the lower revenues in 2017, which resulted in a net loss for the year.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2016, we primarily funded our operations from cash on hand and $7,829 we generated in cash flows. We generated $5,614 from operating activities, primarily from increased customer projects, and a 1,070 gain on the sale of our Channelview facility. We also generated $1,644 from investing activities, which primarily consisted of $3,800 from the sale of our Channelview facility, offset by purchases of property, plant and equipment (“PP&E”), and investing of excess funds in a short-term investment. We further generated $571 from our financing activities, primarily due to the release of a compensating balance held as a condition of a credit facility (the “Facility”) we had with Whitney Bank, offset by repayments of the borrowings we had under the Facility in March 2016. We maintained the facility from 2008 through June 30, 2016.

During the fiscal year ended December 31, 2017, we used $4,264 of our cash on hand and proceeds generated from sale of PP&E to fund our operating, investing and financing activities. We used $762 in our operating activities, primarily due to decreased customer orders. We also used $2,029 in investing activities, which included $2,940 in purchases of PP&E, offset by $911 in proceeds from the sale of equipment, a cash distribution from a former joint venture and cash receipts from a note receivable. The $2,940 in new PP&E includes $992 in purchases of equipment used in our traditional lines of business and betterments of existing equipment, $914 in equipment developed and built as part of our sponsorship of Texas A&M’s participation in the Shell XPRIZE competition, and $1,034 in new equipment and technologies, which are projected to be new revenue streams for the Company. We also used $1,473 in financing activities, due to repurchases of our outstanding stock. The technology and equipment developed for the XPRIZE competition belongs to the Company, and will be used to enhance our ROV service offerings.

Through a combination of cash generated from operations, opportunistic sales of PP&E and reduction in our capital investments budget, we believe we will have adequate liquidity to meet our future operating requirements. To the extent our then current and forecasted liquidity allows, we will continue to repurchase our common stock. See Item 9B. “Other Information” for additional information.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above.

Allowance for Doubtful Accounts

We provide an allowance for doubtful trade receivables based on a specific review of each customer’s trade receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2017 and 2016, we estimated the allowance for doubtful accounts requirement to be $10 and $10, respectively. Bad debt (credit) expense totaled $(22) and $167 for the years ended December 31, 2017 and 2016, respectively.

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

Not Applicable

Item 8.	Financial Statements AND SUPPLEMENTAL DATA

The financial statements are included herewith commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We retained Hein & Associates LLP (“Hein”) as our principal accountant in 2011. Effective November 16, 2017, Hein combined with Moss Adams LLP (“Moss Adams”). As a result of this transaction, on November 16, 2017, Hein resigned as our independent registered public accounting firm. Concurrent with such resignation, our Audit Committee approved the engagement of Moss Adams as our new independent registered public accounting firm.

The Company had no disagreements with accountants on accounting and financial disclosure.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of December 31, 2017, based on revisions and updates issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to its report entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2017.

Item 9B.	Other Information

On March 26, 2018, the Board of Directors authorized the repurchase of up to $1 million in shares of the Company's common stock. The repurchase program will be funded from cash on hand and cash provided by operating activities.

The time of the purchases and amount of stock purchased will be determined at the discretion of management subject to market conditions, business opportunities and other appropriate factors and may include purchases through one or more broker-assisted plans and methods, including, but not limited to, open-market purchases, privately negotiated transactions and Rule 10b5-1 trading plans. The share repurchase program will expire on March 31, 2019.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position Held With Deep Down
Ronald E. Smith (1)	59	President, Chief Executive Officer and Director
Mary L. Budrunas (1)	66	Vice President, Corporate Secretary and Director
Mark Carden	59	Chairman of the Board of Directors
Randolph W. Warner	70	Director
Charles K. Njuguna	40	Chief Financial Officer

_________________________

(1)        Ronald E. Smith and Mary L. Budrunas are married to each other.

Biographical information regarding each of our directors and executive officers is as follows. The following paragraphs also include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual should serve on the Board as of the time of this filing, in light of our business and structure:

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

Mark Carden, Chairman of the Board of Directors. Mr. Carden has served as Chairman of the Board since September 30, 2017, when Mr. Eugene L. Butler resigned as Executive Chairman and Chief Financial Officer. Mr. Carden joined the Board as an independent director effective May 1, 2014, and was appointed Chairman of the Audit Committee of the Board of Directors. Mr. Carden was a Partner at Coopers & Lybrand, LLP, now PricewaterhouseCoopers, LLP and held multiple senior-level financial positions specializing in electric and gas utilities from 1981 to 1999; he most recently served as Chief Operating Officer, Global Energy Assurance Practice. Additionally, Mr. Carden was one of three CPAs in the US selected to serve a two year fellowship at the Financial Accounting Standards Board from 1991 to 1993. Mr. Carden holds a BBA from Texas A&M University. He is currently the Executive Pastor and Elder at Clear Creek Community Church, in League City, Texas.

Mr. Carden is qualified for service on the Board based on his experience and expertise in management, notably his knowledge of the energy market and business strategy, and is a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Randolph W. Warner, Director. Mr. Warner joined the Board as an independent director effective May 28, 2013, and is the Chairman of the Compensation Committee of the Board of Directors. Mr. Warner is currently President and Chief Executive Officer of WHC, LLC. (“WHC”), a multi-state service company which provides pipeline and facilities construction; a position he has held since January 2005. Prior to WHC, Mr. Warner served as Principal of R.W. Warner Consulting Services from July 2000 to January 2005 and was elected to the board of directors of the Houston Chapter of the Associated Builders and Contractors in February 2000. Mr. Warner graduated from the Air Force Academy and served as a captain in the United States Air Force from 1970 to 1976. He served in Vietnam and received numerous awards including the Distinguished Flying Cross. He also received an MBA from University of Houston in 1980.

Mr. Warner is qualified for service on the Board based on his senior management experience and expertise in the construction industry, and qualifies as an Audit Committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

Charles K. Njuguna, Chief Financial Officer. Mr. Njuguna has served as the Company’s Chief Financial Officer since September 2017, following Mr. Butler’s resignation. Mr. Njuguna joined the Company in early 2012 to manage the Company’s corporate accounting activities, was later appointed to manage all of the Company’s commercial activities, and most recently served as Business Manager, with oversight for a wide range of financial, operational and administrative functions. Additionally, Mr. Njuguna has over 20 years of international business experience, including various operational and financial management roles in Africa, the UK and the US. Mr. Njuguna holds an MBA from the University of Texas at Austin.

Mr. Njuguna is qualified to serve as an officer based on his in-depth knowledge of the Company’s operations and his international business experience.

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

Based solely on the Company’s review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors and greater-than ten percent beneficial owners during the year ended December 31, 2017 were in compliance.

Item 11.	Executive Compensation

The following table sets forth information concerning total compensation earned in the years ended December 31, 2017 and 2016 by our Principal Executive Officer (“PEO”), our other executive officer as of December 31, 2017, and our former Executive Chairman and Chief Financial Officer who retired during 2017 (collectively, our “Named Officers”).

Summary Compensation Tables for the years ended December 31, 2017 and 2016

Name and Principal Position	Year	Salary	All Other Compensaton (1) (2)	Total
Ronald E. Smith,	2017	$501,562	$71,585	$573,147
President and Chief Executive Officer	2016	$501,562	$56,153	$557,715
Eugene L. Butler (3)	2017	$331,840	$80,868	$412,708
Former Executive Chairman and C.F.O.	2016	$431,393	$113,665	$545,058
Charles K. Njuguna,	2017	$225,674	$13,442	$239,116
Chief Financial Officer	2016	$195,096	$12,000	$207,096

(1)	Amounts in 2017 represent:
•	Automobile allowance of $19,500 to Mr. Smith, $15,000 to Mr. Butler, and $13,442 to Mr. Njuguna;
•	Payments for vacation not taken in 2017 of $52,085 and $45,616 for Messrs. Smith and Butler, respectively;
•	Reimbursement of $10,187 to Mr. Butler for federal and state payroll withholdings customarily withheld for an employee; and
•	Reimbursement of $10,065 to Mr. Butler for healthcare premiums.

(2)	Amounts in 2016 represent:
•	Automobile allowance of $19,500 to Messrs. Smith and Butler, and $12,000 to Mr. Njuguna;
•	Payments for vacation not taken in 2016 of $36,653 and $58,072 for Messrs. Smith and Butler, respectively;
•	Reimbursement of $22,293 to Mr. Butler for federal and state payroll withholdings customarily withheld for an employee; and
•	Reimbursement of $13,800 to Mr. Butler for healthcare premiums.

(3)	Effective September 30, 2017, Mr.. Butler resigned as Executive Chairman and Chief Financial Officer.

Narrative Disclosure to Summary Compensation Table

On January 1, 2016, the Company entered into an employment agreement with Mr. Smith for a term of three years, and subject to automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. The term of the agreement has been renewed through December 31, 2020. The employment agreement provides that Mr. Smith receive annual cash compensation of $501,562.

Outstanding Equity Awards at December 31, 2017

The following table summarizes nonvested stock awards assuming a market value of $0.93 per share (the closing market price of the Company’s common stock on December 29, 2017). See Note 7, “Share-Based Compensation”, of the Notes to Consolidated Financial Statements included in this Report for additional information.

STOCK AWARDS
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Name	(#)(1)	($)
Ronald E. Smith	100,000	93,000
Eugene L. Butler	–	–
Charles K Njuguna	–	–

(1)	The restrictions on these shares of nonvested stock will lapse on December 14, 2018, subject to achievement of service-based conditions. The service-based condition requires that the employee must remain employed by the Company continuously through the anniversary date.

Benefits payable upon change in control

Mr. Smith’s employment agreement contains provisions related to change in control.

In the event of termination of Mr. Smith’s employment for any reason, he will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which Mr. Smith is entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which Mr. Smith is a participant as of the date of termination. In addition, subject to executing a general release in favor of us, Mr. Smith will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by Mr. Smith with “good reason.” These severance payments include the following:

(i) a lump sum in cash equal to one times Mr. Smith’s annual base salary (at the rate in effect on the date of termination), provided, however, that if such termination occurs prior to the date that is twelve months following a change of control, then such payment will be equal to three times Mr. Smith’s annual base salary (at the rate in effect on the date of termination);

(ii) a lump sum in cash equal to the average annual bonus paid to Mr. Smith for the prior two full fiscal years preceding the date of termination; provided, however, that if such termination occurs prior to the date that is twelve months following a change of control, then such payment will be equal to two times the average annual bonus paid to Mr. Smith for the prior two full fiscal years preceding the date of termination;

(iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under our annual incentive bonus arrangement; provided, however, that such pro rata portion shall be calculated based on Mr. Smith’s annual bonus for the previous fiscal year; but if no previous annual bonus has been paid to Mr. Smith, then the lump sum cash payment for this current pro rata annual bonus obligation shall be no less than fifty percent of Mr. Smith’s annual base salary; and

(iv) if Mr. Smith’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by Mr. Smith shall immediately vest and become exercisable.

Mr. Smith has agreed to not, during the term of his employment and for a one-year period after his termination, engage in “Competition” (as defined in his employment agreement) with us, solicit business from any of our customers or potential customers, solicit the employment or services of any person employed by or a consultant to us on the date of termination or within six months prior thereto, or otherwise knowingly interfere with our business or accounts or any of our subsidiaries.

Mr. Smith’s employment agreement also provides that we, to the extent permitted by applicable law and our by-laws, will defend, indemnify and hold harmless Mr. Smith from any and all claims, demands or causes of action, including reasonable attorneys’ fees and expenses, suffered or incurred by Mr. Smith as a result of the assertion or filing of any claim, demand, litigation or other proceedings based upon statements, acts or omissions made by or on behalf of Mr. Smith pursuant to the Employment Agreement or in the course and scope of Mr. Smith’s employment with us.  We will also maintain and pay all applicable premiums for directors’ and officers’ liability insurance which shall provide full coverage for the defense and indemnification of Mr. Smith, to the fullest extent permitted by applicable law.

Compensation of Directors

The Company’s Compensation Committee of the Board of Directors makes all decisions regarding director compensation. Only directors who are not employees, independent contractors or consultants of the Company or any of its subsidiaries or affiliates (“Independent Directors”), are entitled to receive a fee, plus reimbursement of reasonable out-of-pocket expenses incurred to attend Board meetings.

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

On October 1, 2016, the Company entered into a consulting agreement (the “Agreement”), with Ms. Mary L. Budrunas, the spouse of Mr. Smith and a former full-time employee of the Company. Ms. Budrunas retired from being a full-time employee of the Company effective September 30, 2016, but continues to provide services to the Company.

The following table provides certain information with respect to the 2017 compensation awarded or earned by the Independent Directors who served in such capacity during the year, and Ms. Budrunas.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Option Awards ($) (1)	All Other Compensation ($) (3)	Total
Randolph W. Warner	$7,500	$–	$–	$–	$7,500
Mark Carden	$7,500	$34,500	$–	$–	$42,000
Mary L. Budrunas	$–	$–	$–	$210,000	$210,000

(1)

Included in the “Stock Awards” column is the aggregate grant date fair value of restricted stock awards made to Mr. Carden in 2017. The grant date fair value of the award was computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the stock awards reported in the table above, see Note 7, “Share-Based Compensation” to our consolidated financial statements included in this Report. Stock awards are grants of restricted stock representing time-vesting shares.

In May 2017, we granted 30,000 restricted shares, par value $0.001 per share, to Mr. Carden. The shares were valued at $1.15 per share and vest over three years in equal tranches on the grant date anniversary, with continued service on our Board of Directors; we are amortizing the related share-based compensation of $34,500 over the three-year requisite service period.

(2)	The number of nonvested restricted shares held by each of our Independent Directors on December 31, 2017 was: Mr. Warner, 20,000 and Mr. Carden, 30,000.

(3)	The Agreement provides for Ms. Budrunas to be reasonably available to the Company, up to 60 hours per month, in exchange for compensation of $17,500 per month.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is certain information with respect to beneficial ownership of Common Stock as of March 26, 2018, except as otherwise noted below, by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name	Number of Shares of Common Stock Beneficially Owned		Percent of Outstanding Common Stock (1)

Jamaka Capital Management LLC	1,484,091	(2)	11.0%
Goldman Capital Management, Inc.	1,162,247	(3)	8.7%

Directors and Executive Officers:
Ronald E. Smith (4)	1,934,394	(5)	14.4%
Mary L. Budrunas (4)	953,722	(6)	7.1%
Randolph W. Warner	60,980	(7)	*
Mark Carden	60,000	(8)	*
Charles K. Njuguna	–		*
All directors and officers as a group (5 persons)	3,009,096		22.4%
___________________
* Indicates ownership of less than 1% of Common Stock outstanding.

(1)	The percentages in the table are calculated using the total shares outstanding as of March 26, 2018 or a total of 13,436,243 shares.
(2)	Based on a Schedule 13D filed with the SEC dated November 17, 2017, Jamaka Capital Management LLC, 3889 Maple Avenue, Dallas, TX 75219, may be deemed the beneficial owners of 1,484,091 shares outstanding as of December 31, 2017.
(3)	Based on a Schedule 13F-HR filed with the SEC dated February 14, 2018, Goldman Capital Management Inc., 767 Third Ave, New York, NY 10017, may be deemed the beneficial owners of 1,162,247 shares outstanding as of December 31, 2017.
(4)	Mr. Smith and Ms. Budrunas are married and hold an aggregate of 2,888,116 shares of common stock, or approximately 22 percent of outstanding common stock as of March 26, 2018.
(5)	Includes 100,000 shares of nonvested stock, which is scheduled to vest on December 14, 2018 and 348,632 shares held indirectly through the Company’s Simple IRA Plan.
(6)	Includes 23,071 shares held indirectly through the Company’s Simple IRA Plan.
(7)	Includes 30,000 shares of nonvested stock, which is scheduled to vest in equal increments on May 2, 2018, May 2, 2019, and May 2, 2020, and 980 shares held indirectly in retirement and trading accounts owned by Mr. Carden and his wife.
(8)	Includes 20,000 shares of nonvested stock, which is scheduled to vest in two equal installments on May 28, 2018 and May 28, 2019.

Disclosure regarding our equity compensation plans as required by this item is incorporated by reference to the information set forth under Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this Report.

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

We retained Hein & Associates LLP (“Hein”) as our principal accountant in 2011. Effective November 16, 2017, Hein combined with Moss Adams LLP (“Moss Adams”). As a result of this transaction, on November 16, 2017, Hein resigned as our independent registered public accounting firm. Concurrent with such resignation, our Audit Committee approved the engagement of Moss Adams as our new independent registered public accounting firm.

We had no relationship with either Hein or Moss Adams prior to their retention as our principal accountant. The following table sets forth the aggregate fees paid to Hein and Moss Adams for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2017 and 2016, and for other services rendered during those years on behalf of Deep Down and its subsidiaries:

	December 31, 2017	December 31, 2016
(i) Audit Fees	$120,000	$178,063
(ii) Audit Related Fees	–	–
(iii) Tax Fees	47,655	47,655
(iv) All Other Fees	–	–

Audit Fees: Consists of fees billed for professional services rendered for the audit of Deep Down’s consolidated financial statements, the review of interim condensed consolidated financial statements included in quarterly reports, services that are normally provided in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation. We paid Hein $66,150 in audit fees for the year ended December 31, 2017, prior to the combination.

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

All Other Fees: None.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors pre-approves all audit and permissible non-audit services provided by Moss Adams and Hein. These services may include audit services, audit-related services, tax services and other services. The Board of Directors may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more directors. If so delegated, the director must report any pre-approval decision to the Board of Directors at its first meeting after the pre-approval was obtained.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Report.

ITEM 16.	FORM 10-K SUMMARY

None

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
Matthew Auger
Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ Ronald E. Smith	President, Chief Executive Officer and Director
Ronald E. Smith	(Principal Executive Officer

/s/ Charles K. Njuguna	Chief Financial Officer
Charles K. Njuguna	(Principal Financial Officer)

/s/ Mary L. Budrunas	Vice-President, Corporate Secretary and Director
Mary L. Budrunas

/s/ Mark Carden	Chairman of the Board of Directors
Mark Carden

/s/ Randolph W. Warner	Director
Randolph W. Warner

Date: March 28, 2018

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).

3.1	Articles of Incorporation of Deep Down, Inc., conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Amended and Restated By Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).

4.1	Securities Purchase Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 16, 2013).

4.2	Registration Rights Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on September 16, 2013).

10.1†	Stock Option, Stock Warrant and Stock Award Plan (incorporated by reference from Exhibit 4.10 to our Form S-1 Registration Statement (file no. 333-152435) filed on July 21, 2008).

10.2	Stock Purchase Agreement, dated May 3, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 5, 2010).

10.3	Amendment No. 1 to Stock Purchase Agreement, dated July 13, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 14, 2010).

10.4†	Amendment No. 2 to Stock Purchase Agreement, dated October 4, 2010, among Deep Down, Inc., Cuming Corporation and the Selling Stockholders named therein (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on October 4, 2010).

14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).

14.2	Financial Officer’s Code of Business Conduct.(incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).

21.1*	Subsidiary list.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.

32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.

32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Deep Down, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Deep Down, Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Houston, Texas

March 28, 2018

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Deep Down, Inc.

We have audited the accompanying consolidated balance sheet of Deep Down, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deep Down, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Houston, Texas

March 31, 2017

DEEP DOWN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS
Current assets:	December 31, 2017	December 31, 2016
Cash	$3,939	$8,203
Short term investment (certificate of deposit)	1,017	1,005
Accounts receivable, net of allowance of $10 and $10, respectively	4,142	5,945
Costs and estimated earnings in excess of billings on uncompleted contracts	925	1,077
Prepaid expenses and other current assets	302	864
Total current assets	10,325	17,094
Property, plant and equipment, net	12,352	7,938
Intangibles, net	63	69
Long-term asset - Carousel	–	3,117
Other assets	1,230	211
Total assets	$23,970	$28,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,511	$1,778
Billings in excess of costs and estimated earnings on uncompleted contracts	612	3,349
Total current liabilities	2,123	5,127
Total liabilities	2,123	5,127

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,438,660 and 15,408,660 shares issued, respectively	15	15
Treasury stock, 2,002,417 and 587,847 shares at cost	(2,040)	(567)
Additional paid-in capital	73,246	73,112
Accumulated deficit	(49,374)	(49,258)
Total stockholders' equity	21,847	23,302
Total liabilities and stockholders' equity	$23,970	$28,429

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
(In thousands, except per share amounts)	2017	2016

Revenues	$19,478	$25,384
Cost of sales:
Cost of sales	9,854	15,032
Depreciation expense	1,077	1,335
Total cost of sales	10,931	16,367
Gross profit	8,547	9,017
Operating expenses:
Selling, general and administrative	9,113	9,672
Depreciation and amortization	271	197
Total operating expenses	9,384	9,869
Operating loss	(837)	(852)
Other income (expense):
Interest income (expense), net	56	(34)
Gain on sale of assets	576	1,070
Equity in net income of joint venture	94	–
Total other income	726	1,036
Income (loss) before income taxes	(111)	184
Income tax expense	(5)	(20)
Net (loss) income	$(116)	$164

Net (loss) income per share:
Basic	$(0.01)	$0.01
Fully diluted	$(0.01)	$0.01

Weighted-average shares outstanding:
Basic	14,233	15,520
Fully diluted	14,233	15,520

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	Common Stock		Treasury	Additional Paid-in	Accumulated
(In thousands)	Shares (#)	Amount ($)	Stock	Capital	Deficit	Total

Balance at December 31, 2015	15,631	$16	$–	$72,989	$(49,422)	$23,583

Net income	–	–	–	–	164	164
Restricted stock awards	30	–	–	–	–	–
Shares surrendered to settle employee tax liabilities and retired	(253)	(1)	–	(221)	–	(222)
Treasury shares purchased	–	–	(567)	–	–	(567)
Share-based compensation	–	–	–	344	–	344
Balance at December 31, 2016	15,408	$15	(567)	$73,112	$(49,258)	$23,302

Net loss	–	–	–	–	(116)	(116)
Restricted stock awards	30	–	–		–	–
Treasury shares purchased	–	–	(1,473)		–	(1,473)
Share-based compensation	–	–	–	134	–	134

Balance at December 31, 2017	15,438	$15	$(2,040)	$73,246	$(49,374)	$21,847

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(116)	$164
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,348	1,532
Share-based compensation	134	344
Bad debt expense	–	167
Write off of deferred financing fees	–	23
Equity in net income of joint venture and other income	(94)	–
Gain on sale of assets	(576)	(1,070)
Changes in operating assets and liabilities:
Accounts receivable	1,897	1,355
Costs and estimated earnings in excess of billings on uncompleted contracts	152	277
Prepaid expenses and other current assets	(6)	(67)
Other assets	(497)	5
Accounts payable and accrued liabilities	(267)	(419)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,737)	3,303
Net cash (used in) provided by operating activities	(762)	5,614

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	908	3,800
Payments received on employee receivable	15	27
Advances	(94)	–
Purchases of property, plant and equipment	(2,940)	(1,339)
Cash used in short term investment	(12)	(1,005)
Cash distribution received from joint venture	94	161
Net cash (used in) provided by investing activities	(2,029)	1,644

Cash flows from financing activities:
Proceeds from long-term debt	–	300
Repayments of long-term debt	–	(3,047)
Release of compensating balance	–	3,900
Cash paid for deferred financing costs	–	(15)
Cash paid for purchase of our common stock	(1,473)	(567)
Net cash (used in) provided by financing activities	(1,473)	571
Change in cash	(4,264)	7,829
Cash, beginning of year	8,203	374
Cash, end of year	$3,939	$8,203

Supplemental schedule of operating, investing and financing activities:
Cash paid for interest	$–	$47
Shares of common stock surrendered to settle employee payroll tax liabilities	$–	$222
Reclassification of equipment	$3,117	$3,117
Reclassification of a note receivable	$553	$568

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

Deep Down, Inc., a Nevada corporation (“Deep Down Nevada”), and its directly and indirectly wholly-owned subsidiaries, Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); Deep Down International Holdings, LLC, a Nevada limited liability company; and Deep Down Brasil - Solucoes em Petroleo e Gas, Ltda, a Brazilian limited liability company (“Deep Down Brasil”) (collectively referred to as “Deep Down”, “we”, “us” or the “Company”), is an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, flotation and Remote Operated Vehicles (“ROVs”) and related services. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Deep Down’s primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

Liquidity

As a deepwater service provider, our revenues, profitability, cash flows, and future rate of growth are generally dependent on the condition of the global oil and gas industry, and our customers’ ability to invest capital for offshore exploration, drilling and production and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. At times we enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delays in payments by significant customers or delays in completion of our contracts for any reason. While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective. We are dependent on our cash flows from operations to fund our working capital requirements and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations, which may require us to raise additional debt or equity capital. There can be no assurance that we could raise additional capital.

During the fiscal years ended December 31, 2017 and 2016, we financed our capital needs through cash on hand and operating cash flow. As of December 31, 2017, our working capital was $8.2 million, compared to $12 million as of December 31, 2016. Between 2008 and June 2016, we maintained a credit facility with Whitney Bank, a state chartered bank (“Whitney”); see additional discussion in Note 5, “Long-Term Debt”, of the Notes to Consolidated Financial Statements.

Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2017 and 2016. All intercompany transactions and balances have been eliminated.

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

Segments

For the years ended December 31, 2017 and 2016, we only had one operating and reporting segment, Deep Down Delaware.

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

Our financial instruments consist primarily of cash, trade receivables and payables, and notes receivable.  The carrying values of cash, trade receivables and payables approximated their fair values at December 31, 2017 and 2016 due to their short-term maturities. The carrying values of our notes receivable approximate their fair values at December 31, 2017 and 2016 because the interest rates approximate current market rates.

Accounts Receivable

Trade receivables are uncollateralized customer obligations due under normal trade terms. We provide an allowance for doubtful trade receivables based on a specific review of each customer’s trade receivable balance with respect to their ability to make payments. Generally, we do not charge interest on past due accounts. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2017 and 2016, we estimated the allowance for doubtful accounts requirement to be $10 and $10, respectively. Bad debt expense (credit) totaled $(22) and $167 for the years ended December 31, 2017 and 2016, respectively.

Concentration of Credit Risk

As of December 31, 2017, three of our customers accounted for 37 percent, 17 percent and 12 percent of total trade accounts receivable. As of December 31, 2016, three of our customers accounted for 66 percent, 7 percent and 5 percent of total trade accounts receivable.

For the year ended December 31, 2017, our five largest customers accounted for 61 percent, 11 percent, 10 percent, 3 percent and 3 percent of total revenues.  For the year ended December 31, 2016, our five largest customers accounted for 60 percent, 10 percent, 7 percent, 3 percent and 3 percent of total revenues.

The loss of one or more of these customers could have a material impact on our results of operations and cash flows.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

Long-Lived Assets

Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is our policy to include amortization expense on assets acquired under capital leases with depreciation expense on owned assets. Additionally, we record depreciation and amortization expense related to revenue-generating assets as a component of cost of sales in the accompanying consolidated statements of operations.

Equity Method Investments

Equity method investments in joint ventures are reported as investments in joint venture on the consolidated balance sheets, and our share of earnings or losses in the joint venture is reported as equity in net income or loss of joint venture in the consolidated statements of operations. We currently have no remaining investment.

Lease Obligations

We lease land, buildings, vehicles and certain equipment under non-cancellable operating leases.  Since February 2009, we have leased our corporate headquarters in Houston, Texas, under a non-cancellable operating lease. As of August 1, 2016, we transferred our lease to our subtenant and no longer have monthly lease costs. Deep Down Delaware leases indoor manufacturing space and leases office, warehouse and operating space in Houston, Texas, under non-cancellable operating leases. Additionally, we lease space in Mobile, Alabama to house our 3.4 ton carousel system. We also lease certain office and other operating equipment under capital leases; the related assets are included with property, plant and equipment on the consolidated balance sheets.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

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

Share-Based Compensation

We record share-based awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period. Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis. At December 31, 2017, we had one type of share-based employee compensation: restricted stock.

Key assumptions used in the Black-Scholes model for stock option valuations include (1) expected volatility, (2) expected term, (3) discount rate and (4) expected dividend yield. Volumes are low and small trades can have a major impact on prices, so we based our estimates of volatility on a representative peer group consisting of companies in the same industry, with similar market capitalizations and similar stage of development. Additionally, we continue to use the simplified method related to employee option grants.

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue (and the related cash flows) arising from customer contracts, significant judgments and changes in judgments used in applying the revenue model and the assets recognized from costs incurred to obtain or fulfill a contract. The effective date for this standard was deferred in July 2015 and is effective for us beginning January 1, 2018. The standard provides for different application methods during adoption. We evaluated the potential impact this new pronouncement will have on our financial statements, and reviewed our existing contracts to identify any that may be impacted by this standard. We are also evaluating new contracts we are negotiating to ensure compliance with this standard.

We formed a project team to implement the new revenue recognition standard and the team has scoped, identified the relevant revenue streams and documented the procedures and control changes required to address the impacts that ASU 2014-09 may have on our business. Our implementation efforts included the identification of revenue streams with similar contract structures, performing a detailed review of key contracts by revenue stream and comparing historical policies and practices to the new standard. From our analyses, we have identified two main revenue streams from contracts with customers: fixed-price contracts and service contracts. The Company’s revenue recognition methodology for fixed price contracts does not materially change by the adoption of the new standard (over time using cost to cost as an input measure of performance) and for service contracts (over time as services are incurred), which principally charge on a day rate basis and are primarily short-term in nature. Therefore, based on the assessment, the Company has determined the adoption of this ASU will not have a material impact on its consolidated financial statements. We have adopted the new standard effective January 1, 2018 using the modified retrospective method of adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for us beginning January 1, 2019. We do not anticipate the adoption of ASU 2016-02 will have a material effect on our results of operations. We are still evaluating the full impact on our financial position, but currently expect to change the way we account for long-term leases. Upon adoption of the new standard, we expect to reflect leased assets and related lease liabilities on the balance sheet.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This update requires that income tax consequences are recognized on an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU are effective for us on January 1, 2018. Early application is permitted. The adoption of ASU 2016-16 will not have a material effect on our financial position or results of operations.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets” (“ASU 2017-05”). This update clarifies the scope of accounting for the derecognition or partial sale of nonfinancial assets to exclude all businesses and nonprofit activities. ASU 2017-05 also provides a definition for in-substance nonfinancial assets and additional guidance on partial sales of nonfinancial assets. We evaluated the effect of ASU No. 2017-05 on our consolidated financial statements and adopted ASU 2017-05 in conjunction with ASU 2014-09 effective January 1, 2018. The adoption of ASU 2017-05 will not have a material impact on our consolidated financial position or results of operations.

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

NOTE 2: LONG-TERM ASSET – CAROUSEL

The long-term asset - Carousel balance of $3,117 at December 31, 2016 consisted of a 3.5 MT portable umbilical carousel, which we fabricated and bought back from a customer in November 2013 and were holding for sale or rental. In 2016, the Company reclassified the carousel from inventory into other assets until a sale was finalized. The reclassification was made due to the uncertainty of when it will be sold. As of December 31, 2017, a decision was made to reclassify the carousel into fixed assets, similar to other equipment in the Company’s rental pool, which are depreciated whether on rent contract or not. This is due to current ongoing discussions with customers for rental projects, rather than sales.

NOTE 3: COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized below:

	December 31, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$9,564	$8,858
Estimated earnings on uncompleted contracts	10,741	6,777
	20,305	15,635
Less: Billings to date on uncompleted contracts	(19,992)	(17,907)
	$313	$(2,272)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$925	$1,077
Billings in excess of costs and estimated earnings on uncompleted contracts	(612)	(3,349)
	$313	$(2,272)

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2017 and 2016 consisted primarily of earned but unbilled revenues related to fixed-price projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at December 31, 2017 and 2016 consisted primarily of unearned billings related to fixed-price projects.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2017	December 31, 2016	Range of Asset Lives
Buildings and improvements	$285	$5	7 - 36 years
Leasehold improvements	908	908	2 - 5 years
Equipment	18,933	16,360	2 - 30 years
Furniture, computers and office equipment	1,245	1,274	2 - 8 years
Construction in progress	2,127	586	–
Total property, plant and equipment	23,498	19,133
Less: Accumulated depreciation and amortization	(11,146)	(11,195)
Property, plant and equipment, net	$12,352	$7,938

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

Depreciation expense excluded from cost of sales in the accompanying consolidated statements of operations was $234 and $134 for the years ended December 31, 2017 and 2016, respectively. Depreciation expense included in cost of sales in the accompanying consolidated statements of operations was $1,077 and $1,335 for the years ended December 31, 2017 and 2016, respectively.

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

NOTE 6: INCOME OR LOSS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net income or loss per common share calculation:

	Year Ended
	December 31,
	2017	2016
Numerator:
Net (loss) income	$(116)	$164

Denominator:
Weighted average number of common shares outstanding	14,233	15,520
Denominator for diluted income per share	14,233	15,520

Net income (loss) per common share outstanding, basic and fully diluted	$(0.01)	$0.01

At December 31, 2017 and 2016, there were no outstanding stock options convertible to shares of common stock, or any other potentially dilutive securities, respectively.

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

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

Summary of Nonvested Shares of Restricted Stock

The following table summarizes the activity of our nonvested restricted shares for the years ended December 31, 2017 and 2016:

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2015	864	$0.88
Granted	30	0.91
Vested	(654)	1.02
Nonvested at December 31, 2016	240	$0.88
Granted	30	1.15
Vested	(20)	1.18
Nonvested at December 31, 2017	250	$0.50

For the years ended December 31, 2017 and 2016, we recognized a total of $134 and $344, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards was $139 at December 31, 2017. These costs are expected to be recognized as expense over a weighted average period of 1.87 years.

Summary of Stock Options

Based on the shares of common stock outstanding at December 31, 2017, there were approximately 2,311 options available for grant under the Plan as of that date. We determine the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. As of December 31, 2017, there were no unvested stock options.

NOTE 8: TREASURY STOCK

On March 26, 2018, our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we can repurchase up to $1,000 of our outstanding stock. The Repurchase Program will be funded from cash on hand and cash provided by operating activities.

The time of the purchases and amount of stock purchased will be determined at the discretion of management subject to market conditions, business opportunities and other appropriate factors and may include purchases through one or more broker-assisted plans and methods, including, but not limited to, open-market purchases, privately negotiated transactions and Rule 10b5-1 trading plans. The Repurchase Program will expire on March 31, 2019.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

NOTE 9: INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended
	December 31,
	2017	2016
Federal:
Current	$–	$7
Deferred	1	(3)
Total	$1	$4
State:
Current	$5	$13
Deferred	(1)	3
Total	$4	$16
Total income tax expense	$5	$20

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income (loss) before taxes for the reasons set forth below

	Year Ended December 31,
	2017	2016
Income tax benefit (expense) at federal statutory rate	34.00%	(34.00)%
State taxes, net of federal expense	2.52%	(6.36)%
Valuation allowance	1662.43%	29.12%
Remeasurment of deferred taxes from 34% to 21%	(1,710.52)%	0.00%
Research and development (“R&D”) credits	2.21%	6.01%
Other permanent differences	(15.63)%	(4.88)%
Other, net	20.84%	(0.76)%
Total effective rate	(4.15)%	(10.87)%

Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Acts (“2017 Tax Act”), has significantly changed U.S. federal income tax laws. The 2017 Tax Act, among other things, reduced the corporate income tax rate from 34% to 21%, limits the deductibility of business interest expense and net operating losses, provides additional limitations on the deductibility of executive compensation, imposes a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated, and allows the immediate deduction of certain new investments instead of deductions for depreciation expense over time. As a result of the 2017 Tax Act, the Company recorded deferred tax expense of $1.9 million (1,710.52%) related to the remeasurement of its net deferred tax assets from 34% to 21%, which was substantially offset by a corresponding $1.9 million (1,662.43%) reduction in its deferred tax valuation allowance. The Company does not believe that the 2017 Tax Act will further impact its consolidated financial statements, however, its consolidated financial statements may change due to changes in interpretation of the 2017 Tax Act and additional regulatory guidance that may be issued.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follows:

	As of
	December 31,
	2017	2016
Deferred tax assets:
Net operating loss (“NOL”) carryfowards	$3,255	$5,439
R&D & other credit carryfowards	501	531
Share-based compensation	741	1,137
Intangible amortization	21	68
Allowance for bad debt	2	–
Other	8	43
Total deferred tax assets	$4,528	$7,218
Less: valuation allowance	(3,649)	(5,499)
Net deferred tax assets	$879	$1,719
Deferred tax liabilities:
Depreciation on property and equipment	$(879)	$(1,664)
Amortization of intangibles	–	(55)
Total deferred tax liabilities	$(879)	$(1,719)

Net deferred tax position	$–	$–

We have $15,107 of federal and $1,049 state NOL carry forwards and $501 in R&D and other credits available to offset future taxable income. These federal and state NOL’s will expire at various dates through 2035. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2017. Accordingly, we do not have any accruals for penalties or interest related to our tax returns. Should an examination or audit arise, we would evaluate the need for an accrual and record one, if necessary. Our tax returns from the tax years ended December 31, 2011 through December 31, 2016 are open to examination by the IRS.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2023.

At December 31, 2017, future minimum contractual lease obligations were as follows:

Years ending December 31	Operating Leases
2018	1,455
2019	1,455
2020	1,455
2021	1,395
2022	1,174
Thereafter	1,663
Total minimum lease payments	$8,597

Rent expense for the years ended December 31, 2017 and 2016 was $1,445 and $1,440, respectively.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2017 and 2016

(Amounts in thousands, except per share amounts)

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. We had no outstanding letters of credit at December 31, 2017 or 2016.

Employment Agreements

One of our executives is employed under an employment agreement containing severance provisions. In the event of termination of the executive’s employment for any reason, the executive will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the executive is entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which the executive is a participant as of the date of termination.

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

Litigation

From time to time we are involved in legal proceedings arising from the normal course of business. As of the date of this report, we are not engaged in any material legal dispute.

NOTE 11:  SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

On March 26, 2018, our Board of Directors authorized the repurchase of up to $1 million in shares of the Company's outstanding stock. The repurchase program will be funded from cash on hand and cash provided by operating activities.

The time of the purchases and amount of stock purchased will be determined at the discretion of management subject to market conditions, business opportunities and other appropriate factors and may include purchases through one or more broker-assisted plans and methods, including, but not limited to, open-market purchases, privately negotiated transactions and Rule 10b5-1 trading plans. The share repurchase program will expire on March 31, 2019.

