Form 10-Q
period 2018-03-31
Deep Down, Inc.
filed 2018-05-15
CIK 1110607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At May 14, 2018, there were 13,436,243 shares outstanding of Common Stock, par value $0.001 per share.

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

ii

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2017, other periodic and current reports we have filed with the SEC or this Report.

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

iii

iv

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$1,906	$3,939
Short term investment (certificate of deposit)	1,017	1,017
Accounts receivable, net of allowance of $10	5,510	4,142
Costs and estimated earnings in excess of billings on uncompleted contracts	259	925
Prepaid expenses and other current assets	238	302
Total current assets	8,930	10,325
Property, plant and equipment, net	12,267	12,352
Intangibles, net	61	63
Other assets	1,189	1,230
Total assets	$22,447	$23,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,273	$1,511
Billings in excess of costs and estimated earnings on uncompleted contracts	107	612
Current portion of long-term debt	11	–
Total current liabilities	1,391	2,123
Long-term debt	55	–
Total liabilities	1,446	2,123

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,438,660 shares issued	15	15
Treasury stock, 2,002,417 shares	(2,040)	(2,040)
Additional paid-in capital	73,251	73,246
Accumulated deficit	(50,225)	(49,374)
Total stockholders' equity	21,001	21,847
Total liabilities and stockholders' equity	$22,447	$23,970

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2018	2017
Revenues	$3,706	$5,609
Cost of sales:
Cost of sales	2,218	2,655
Depreciation expense	354	310
Total cost of sales	2,572	2,965
Gross profit	1,134	2,644
Operating expenses:
Selling, general and administrative	1,911	2,509
Depreciation and amortization	77	79
Total operating expenses	1,988	2,588
Operating (loss) income	(854)	56
Other income:
Interest income, net	9	13
Total other income	9	13
(Loss) income before income taxes	(845)	69
Income tax expense	(5)	(5)
Net (loss) income	$(850)	$64

Net (loss) income per share:
Basic	$(0.06)	$–
Fully diluted	$(0.06)	$–

Weighted-average shares outstanding:
Basic	13,436	15,374
Fully diluted	13,436	15,374

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net (loss) income	$(850)	$64
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Share-based compensation	4	34
Depreciation and amortization	431	389
Changes in assets and liabilities:
Accounts receivable, net of allowance	(1,368)	1,580
Costs and estimated earnings in excess of billings on uncompleted contracts	666	56
Prepaid expenses and other current assets	64	67
Other assets	37	(7)
Accounts payable and accrued liabilities	(238)	(105)
Billings in excess of costs and estimated earnings on uncompleted contracts	(505)	(1,735)
Net cash (used in) provided by operating activities	(1,759)	343

Cash flows from investing activities:
Purchases of property, plant and equipment	(277)	(456)
Repayments on notes receivable	4	6
Net cash used in investing activities	(273)	(450)

Cash flows from financing activities:
Principal payment on long-term debt	(1)	–
Cash paid for repurchase of our common stock	–	(83)
Net cash used in financing activities	(1)	(83)
Change in cash	(2,033)	(190)
Cash, beginning of period	3,939	8,203
Cash, end of period	$1,906	$8,013

Supplemental schedule of investing and financing activities:
Financing of property, plant and equipment (non-cash)	$67	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its directly and indirectly wholly-owned subsidiaries (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 28, 2018 with the Commission.

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

Liquidity

The Company’s primary and potential sources of liquidity include cash and cash equivalents on hand, cash from operating activities, and proceeds from opportunistic sales of non-core equipment. The Company’s cash as of March 31, 2018 and December 31, 2017 was $1,906 and $3,939, respectively. Significant reduction in cash was caused by cash used in operating activities of $1,759 primarily because of our net loss of $850 and an increase of $1,368 in accounts receivable during the quarter ended March 31, 2018.

The Company’s plans to mitigate its limited liquidity include:  closely monitoring capital expenditures planned for the remainder of 2018 and beyond to conserve capital; possibly selling certain non-core equipment; further reducing administrative costs, if necessary; and potentially establishing a line of credit to further supplement our operating requirements.

The Company’s operations are influenced by a number of factors that are beyond its control, including general conditions of the offshore energy sector, oil and gas operators’ willingness to spend development capital, and other factors that could adversely affect the Company’s financial position, results of operations and liquidity.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its directly and indirectly wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Segments

For the quarters ended March 31, 2018 and 2017, we had one operating and reporting segment, Deep Down Delaware.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amendments are effective for us beginning January 1, 2019. We do not anticipate the adoption of ASU 2016-02 will have a material effect on our results of operations or financial position, but we are still evaluating the impact on both.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated to determine whether or not we anticipate that they will have a material impact on our financial position or results of operations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 2:	REVENUES: ADOPTION OF ASC 606, “REVENUE FROM CONTRACTS WITH CUSTOMERS”

On January 1, 2018, we adopted ASC Topic 606 (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting methods under ASC Topic 605, “Revenue Recognition.”

There was no significant impact upon the adoption of ASC 606. We did not record any adjustments to opening retained earnings as of January 1, 2018 because the Company’s revenue recognition methodologies for both fixed price contracts (over time using cost to cost as an input measure of performance) and for service contracts (over time as services are incurred) do not materially change by the adoption of the new standard.

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. To determine the proper revenue recognition method for our customer contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our fixed price contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units). Hence, the entire contract is accounted for as one performance obligation.

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue sources of fixed price and service contracts. Sales taxes are excluded from revenues.

	March 31, 2018	March 31, 2017
Fixed Price Contracts	$1,843	$1,671
Service Contracts	1,863	3,938
Total	$3,706	$5,609

Fixed price contracts

For fixed price contracts, we generally recognize revenue over time as we perform because of continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Additionally, in other fixed price contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred.

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

We have a companywide standard and disciplined quarterly estimate at completion (EAC) process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. When estimates of total costs to be incurred exceed total estimates of revenue to be earned on a performance obligation related to fixed price contracts, a provision for the entire loss on the performance obligation is recognized in the period the loss is estimated.

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed and paid on a monthly basis. Payment terms for services are usually 30 days from invoice receipt.

Contract balances

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. As of March 31, 2018, we had no contracts with terms extending beyond one year.

The following table summarizes our contract assets, which we classify as “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which we classify as “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	March 31, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$343	$9,564
Estimated earnings on uncompleted contracts	407	10,741
	750	20,305
Less: Billings to date on uncompleted contracts	(598)	(19,992)
	$152	$313
Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$259	$925
Billings in excess of costs and estimated earnings on uncompleted contracts	(107)	(612)
	$152	$313

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2018 and December 31, 2017 consisted primarily of earned but unbilled revenues related to fixed-price contracts.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at March 31, 2018 and December 31, 2017 consisted primarily of unearned billings related to fixed-price contracts.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders and also any remaining performance obligations for any sales arrangements that had not fully satisfied the criteria to be considered a contract with a customer pursuant to the requirements of ASC 606.

As of March 31, 2018, all of our fixed price contracts are short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

Many of our services contracts are short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Additionally, our payment terms are short-term in nature with settlements of one year or less. We have, therefore, utilized the practical expedient in ASC 606-10-32-18 exempting the Company from adjusting the promised amount of consideration for the effects of a significant financing component given that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Further, in many of our service contracts we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date (for example, a service contract in which we bill a fixed amount for each hour of service provided). For those contracts, we have utilized the practical expedient in ASC 606-10-55-18 which allows us to recognize revenue in the amount for which we have the right to invoice.

Accordingly, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment, net are summarized below:

	March 31, 2018	December 31, 2017	Range of Asset Lives
Buildings and improvements	285	285	7 - 36 years
Leasehold improvements	908	908	2 - 5 years
Equipment	18,920	18,933	2 - 30 years
Furniture, computers and office equipment	1,320	1,245	2 - 8 years
Construction in progress	2,409	2,127	–

Total property, plant and equipment	23,842	23,498
Less: Accumulated depreciation and amortization	(11,575)	(11,146)
Property, plant and equipment, net	$12,267	$12,352

NOTE 4:	LONG-TERM DEBT

In January 2018, we financed a new Company vehicle. The financed amount was $67 and is for a term of six years with an interest rate of 0.9%, with monthly payments of $1. The financing company will hold a lien on the vehicle until all payments have been made.

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

Summary of Nonvested Shares of Restricted Stock

On May 2, 2017, we granted 30 shares of restricted stock to an independent director. These shares have a fair value grant price of $1.15 per share, based on the closing price of our common stock on that day. These shares vest over three years in equal tranches on the grant date anniversary, subject to continued service on our Board of Directors. We are amortizing the related share-based compensation of $34.50 over the three-year requisite service period.

For the three months ended March 31, 2018 and 2017, we recognized a total of $4 and $34, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards was $35 at March 31, 2018. These costs are expected to be recognized as expense over a weighted-average period of 1.62 years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 6:	TREASURY STOCK

On March 26, 2018, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program will be funded from cash on hand and cash provided by operating activities.

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

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At March 31, 2018 and December 31, 2017 management has recorded a full deferred tax asset valuation allowance.

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

At March 31, 2018 and 2017, there were no potentially dilutive securities outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements,” and are available on the SEC’s website.

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

Industry and Executive Outlook

While we are increasingly confident in the demand trends for our expertise and product offerings over the balance of this year and going forward, our performance for the three months ended March 31, 2018 reflected industry softness in the first few months of the year as well as our sensitivity to order timing on both a year over year and sequential basis. We continue to focus our resources and business development efforts on a variety of new geographies and customer prospects while also working to advance our participation in existing customer projects.

Moving into the second quarter, last month we announced over $4 million of new orders for the installation of subsea equipment, from two new customers in South America, for projects in the Caribbean and South Pacific. We believe these awards reflect a steady “thawing” of activity in our industry. They also underscore the strength of our deep industry expertise, capabilities and reputation in solving challenges of deepwater deployments. We expect to complete these contracts principally by the end of September 2018.

Reflecting feedback from our sales and marketing outreach, we are cautiously optimistic regarding contract activity over the remainder of the year, particularly as oil prices continue to firm. We are also very encouraged by recent greenlighting of major offshore projects that are based on a breakeven price of $35 per barrel. Such economics provide a very compelling return on investment for new well development and production where we can position Deep Down to participate.

In addition to West Africa and South America, we see Asia as one of the more promising geographies for offshore business. We recently returned from an extended tour of Asia where we met with many prospective agents, partners and customers across several countries. There appears to be substantial capital available to support deepwater production, and we learned of a range of projects in early, mid and late state development. We believe Deep Down’s engineering expertise, flexibility, service and ability to move quickly resonated well with most audiences and provided us confidence in our ability to secure business in these new markets.

Our strategic partnerships in West Africa continue to progress, however more slowly than first expected. We are now in meaningful discussions with several multi-national oil companies in the region regarding our capabilities and ability to provide locally-sourced products for major field developments off the coast in 2019 and beyond.

We continue to be grateful for our employees’ strong commitment towards the success of the Company, and the support of our shareholders, customers, partners and suppliers, all of whom continue to play a key role in enabling us to weather the challenges of the recent turmoil in the industry. With a committed backlog of $13 million, and our continued strong balance sheet, we remain optimistic about the future success of the Company.

In the remainder of Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all dollar and share amounts are in thousands of dollars and shares, respectively.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues. Revenues for the three months ended March 31, 2018 were $3,706 compared to revenues of $5,609 for the three months ended March 31, 2017. The $1,903, or 34 percent, decrease was primarily the result of fewer projects in process in 2018, coupled with the commencement of the service portions of certain large projects during the three months ended March 31, 2017, which included long-term rental of our equipment.

Gross profit. Gross profit for the three months ended March 31, 2018 was $1,134, or 31 percent of revenues, compared to $2,644, or 47 percent of revenues, for the three months ended March 31, 2017. The $1,510 decrease in gross profit, or 16 percent decrease in gross profit percentage, respectively, was due to lower revenues in the three months ended March 31, 2018, compared to a larger proportion of higher-margin service projects in the three months ended March 31, 2017, which resulted in above average margins.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $1,911, or 52 percent of revenues, for the three months ended March 31, 2018 compared to $2,509, or 45 percent of revenues, for the three months ended March 31, 2017. The $598 decrease in 2018 resulted primarily from a $262 decrease in SG&A labor, and a $135 decrease in legal and professional fees, as well as the impact of other cost cutting measures. The percent of revenues increase was due to lower revenues during the first three months of 2018 as compared to the first three months of 2017.

Modified EBITDA. Our management evaluates our performance based on a non-GAAP measure which consists of earnings (net income or loss) available to common shareholders before net interest income, income taxes, non-cash share-based compensation expense, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges (“Modified EBITDA”). This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying unaudited condensed consolidated statements of operations.

We believe Modified EBITDA is useful to investors in evaluating our operating performance because it is widely used to measure a company’s operating performance, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest); asset base (primarily depreciation and amortization); actions that do not affect liquidity (share-based compensation expense from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net (loss) income to Modified EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Net (loss) income	$(850)	$64
Deduct interest income, net	(9)	(13)
Add depreciation and amortization	431	389
Add income tax expense	5	5
Add share-based compensation	4	34
Modified (EBITDA loss) EBITDA	$(419)	$479

Modified EBITDA loss was ($419) for the three months ended March 31, 2018 compared to Modified EBITDA of $479 for the three months ended March 31, 2017. The $898 decrease in Modified EBITDA was due primarily to the decrease in net income, which was driven by the previously discussed decreased revenues.

Liquidity and Capital Resources

Our primary and potential sources of liquidity include cash and cash equivalents on hand, cash from operating activities, and proceeds from opportunistic sales of non-core equipment. Our cash as of March 31, 2018 and December 31, 2017 was $1,906 and $3,939, respectively. Significant reduction in cash was caused by cash used in operating activities of $1,759 primarily because of our net loss of $850 and an increase of $1,368 in accounts receivable during the quarter ended March 31, 2018.

Our plans to mitigate our limited liquidity include: closely monitoring capital expenditures planned for the remainder of 2018 and beyond to conserve capital; possibly selling certain non-core equipment; further reducing administrative costs, if necessary; and potentially establishing a line of credit to further supplement our operating requirements.

Our operations are influenced by a number of factors that are beyond our control, including general conditions of the offshore energy sector, oil and gas operators’ willingness to spend development capital, and other factors that could adversely affect our financial position, results of operations and liquidity.

To the extent our then current and forecasted liquidity allows, we will continue to repurchase our common stock. See “Share Repurchase Program” below for additional information.

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

Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

Except as set forth in Note 1 to our unaudited condensed consolidated financial statements, management has not yet determined whether recently issued accounting standards, which are not yet effective, will have a material impact on our condensed consolidated financial statements upon adoption.

Share Repurchase Program

On March 26, 2018, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program will be funded from cash on hand and cash provided by operating activities.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of March 31, 2018, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended March 31, 2018.

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

Date: May 15, 2018
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

