Form 10-Q
period 2018-06-30
Deep Down, Inc.
filed 2018-08-08
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At August 6, 2018, there were 13,736,243 shares outstanding of Common Stock, par value $0.001 per share.

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

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements. Forward-looking statements included in this Report speak only as of the date of this Report and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog;

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings;

•	Our volume of fixed-price contracts and use of percentage-of-completion accounting could result in volatility in our results of operations;

•	A portion of our contracts may contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

•	Our operations could be adversely impacted by the continuing effects of government regulations;

•	International and political events may adversely affect our operations;

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

•	The departure of key personnel could disrupt our business;

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

•	Unfavorable legal outcomes could have a negative impact on our business; and

•	Our previously announced plans to explore and evaluate strategic alternatives to maximize stockholder value.

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2017, other periodic and current reports we have filed with the SEC or this Report.

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowninc.com) as soon as reasonably practicable after we have filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Report.

i

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$2,423	$3,939
Short term investment (certificate of deposit)	1,026	1,017
Accounts receivable, net of allowance of $10	4,774	4,142
Contract Assets	653	925
Prepaid expenses and other current assets	126	302
Total current assets	9,002	10,325
Property, plant and equipment, net	12,367	12,352
Intangibles, net	60	63
Other assets	1,017	1,230
Total assets	$22,446	$23,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$844	$1,511
Contract liabilities	241	612
Current portion of long-term debt	9	–
Total current liabilities	1,094	2,123
Long-term debt	53	–
Total liabilities	1,147	2,123

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,438,660 shares issued	15	15
Treasury stock	(2,040)	(2,040)
Additional paid-in capital	73,256	73,246
Accumulated deficit	(49,932)	(49,374)
Total stockholders' equity	21,299	21,847
Total liabilities and stockholders' equity	$22,446	$23,970

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017

Revenues	$4,104	$5,379	$7,810	$10,987
Cost of sales:
Cost of sales	2,211	2,393	4,429	5,047
Depreciation expense	242	323	596	633
Total cost of sales	2,453	2,716	5,025	5,680
Gross profit	1,651	2,663	2,785	5,307
Operating expenses:
Selling, general and administrative	1,745	2,223	3,662	4,732
Depreciation and amortization	58	79	129	158
Total operating expenses	1,803	2,302	3,791	4,890
Operating (loss) income	(152)	361	(1,006)	417
Other income:
Interest income, net	10	12	19	26
Equity in net income of joint venture	–	94	–	94
Gain on sale of assets	439	14	439	14
Total other income	449	120	458	134
Income (loss) before income taxes	297	481	(548)	551
Income tax expense	(5)	(5)	(10)	(10)
Net income (loss)	$292	$476	$(558)	$541
Net income (loss) per share:
Basic	$0.02	$0.03	$(0.04)	$0.04
Fully diluted	$0.02	$0.03	$(0.04)	$0.04
Weighted-average shares outstanding:
Basic	13,436	15,154	13,436	15,264
Fully diluted	13,436	15,154	13,436	15,264

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net (loss) income	$(558)	$541
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Share-based compensation	10	67
Depreciation and amortization	725	791
Gain on sale of assets	(439)	(14)
Equity in net income of joint venture	–	(94)
Changes in assets and liabilities:
Accounts receivable, net of allowance	(842)	2,096
Contract Assets	272	890
Prepaid expenses and other current assets	176	134
Other assets	205	(167)
Accounts payable and accrued liabilities	(667)	(481)
Contract Liabilities	(371)	(2,749)
Net cash (used in) provided by operating activities	(1,489)	1,014

Cash flows from investing activities:
Purchases of property, plant and equipment	(559)	(1,588)
Proceeds from sale of assets	538	18
Repayments on notes receivable	8	13
Short term investment-certificate of deposit	(9)	–
Cash distribution received from joint venture	–	94
Net cash used in investing activities	(22)	(1,463)

Cash flows from financing activities:
Principal payment on long-term debt	(5)	–
Cash paid for repurchase of our common stock	–	(558)
Net cash used in financing activities	(5)	(558)
Change in cash	(1,516)	(1,007)
Cash, beginning of period	3,939	8,203
Cash, end of period	$2,423	$7,196

Supplemental schedule of investing and financing activities:
Addition of property, plant and equipment (non-cash)	$317	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Liquidity

The Company’s primary and potential sources of liquidity include cash and cash equivalents on hand, cash from operating activities, and proceeds from opportunistic sales of non-core equipment. The Company’s cash as of June 30, 2018 and December 31, 2017 was $2,423 and $3,939, respectively. The reduction in cash was caused by cash used in operating activities of $1,489 primarily because of our net loss of $558 and an increase of $632 in accounts receivable during the six months ended June 30, 2018.

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

Segments

For the quarters ended June 30, 2018 and 2017, we had one operating and reporting segment, Deep Down Delaware.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated to determine if they will have a material impact on our financial position or results of operations.

NOTE 2:	REVENUES: ADOPTION OF ASC 606, “REVENUE FROM CONTRACTS WITH CUSTOMERS”

On January 1, 2018, we adopted ASC Topic 606 (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Revenue Recognition ASC Topic 605.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	June 30, 2018	June 30, 2017
Fixed Price Contracts	$1,090	$749
Service Contracts	3,014	4,630
Total	$4,104	$5,379

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	June 30, 2018	June 30, 2017
Fixed Price Contracts	$2,933	$2,419
Service Contracts	4,877	8,568
Total	$7,810	$10,987

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. As of June 30, 2018, we had no contracts whose term extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	June 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$8,749	$9,564
Estimated earnings on uncompleted contracts	9,019	10,741
	17,768	20,305
Less: Billings to date on uncompleted contracts	(17,356)	(19,992)
	$412	$313

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract Assets	$653	$925
Contract Liabilities	(241)	(612)
	$412	$313

The balance in contract assets at June 30, 2018 and December 31, 2017 consisted primarily of earned but unbilled revenues related to fixed-price contracts.

The balance in contract liabilities at June 30, 2018 and December 31, 2017 consisted primarily of unearned billings related to fixed-price contracts.

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

As of June 30, 2018, all of our fixed price contracts are short-term in nature with a contract term of one year or less.

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

Further, in many of our service contracts we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date (for example, a service contract in which we bill a fixed amount for each hour of service provided). For those contracts, we have utilized the practical expedient in ASC 606-10-55-18, which allows us to recognize revenue in the amount for which we have the right to invoice.

Accordingly, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment, net are summarized below:

	June 30, 2018	December 31, 2017	Range of Asset Lives
Buildings and improvements	285	285	7 - 36 years
Leasehold improvements	908	908	2 - 5 years
Equipment	17,343	18,933	2 - 30 years
Furniture, computers and office equipment	1,319	1,245	2 - 8 years
Construction in progress	2,867	2,127	–

Total property, plant and equipment	22,722	23,498
Less: Accumulated depreciation and amortization	(10,355)	(11,146)
Property, plant and equipment, net	$12,367	$12,352

NOTE 4:	LONG-TERM DEBT

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

For the six months ended June 30, 2018 and 2017, we recognized a total of $10 and $67, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards was $29 at June 30, 2018. These costs are expected to be recognized as expense over a weighted-average period of 1.37 years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 6:	TREASURY STOCK

On March 26, 2018, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program will be funded from cash on hand and cash provided by operating activities.

The time of the purchases and amount of stock purchased will be determined at the discretion of management subject to market conditions, business opportunities and other appropriate factors and may include purchases through one or more broker-assisted plans and methods, including, but not limited to, open-market purchases, privately negotiated transactions and Rule 10b-18 trading plans. The Repurchase Program will expire on March 31, 2019.

As of June 30, 2018, no stock repurchases had been made under the Repurchase Program.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At June 30, 2018 and December 31, 2017 management has recorded a full deferred tax asset valuation allowance.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time we are involved in legal proceedings arising from the normal course of business. As of the date of this Report, we are involved in one material legal proceeding. On August 6, 2018, GE Oil and Gas UK Ltd (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR. The dispute involves alleged delays and defects in products manufactured by the Company for GE dating back to 2013. The Company disputes GE’s allegations and intends to vigorously defend itself against these allegations. The total amount in controversy is $2,630,261.08. At this point in the legal process, the loss to the Company is not probable; therefore no liability has been recorded in the Company’s consolidated financial statements.

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

At June 30, 2018 and 2017, there were no potentially dilutive securities outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements,” and is available on the SEC’s website.

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

Industry and Executive Outlook

We believe industry demand for our specialized equipment and services is in the early stages of an upward trend, driven by major oil companies and independents that are starting to reinvest in new and existing projects following several years of industry challenges. This trend is susceptible to some bumps in the road as we saw in the second quarter, when work we had expected to perform in the period was pushed into the second half of 2018, resulting in lower revenues than expected. Despite the inevitable delays, we are seeing a variety of signs that support our optimism for the future.

In particular, customers are increasingly contacting us to help them address their maintenance needs, which consists of work that had been deferred in prior periods due to budget constraints. With a clearer and more positive outlook for the industry, oil and gas operators are now moving forward with routine maintenance and upgrade projects that we expect will drive increased demand for our solutions. Additionally, we believe the improvement in operating results we are seeing from many oil industry leaders bodes well for their ability to invest in new offshore projects, which we expect will provide future opportunities for us.

While cost cutting and operational streamlining have been key focus points during the downturn, there has also been an upturn in industry consolidation activity, spanning companies of all sizes. We are increasingly finding ourselves in discussions with other companies about finding ways to work together, often leading to suggestions of consolidating our operations.

Another outcome of the downturn has been the shift in contracting strategy by the super major operators, where they are now looking to award Engineering, Procurement, Construction and Installation (“EPCI”) contracts. These EPCI contracts would be issued to the largest service providers, who would then likely subcontract to companies like ours.

Coupling the interest in our company as a consolidation candidate with the shift towards EPCI contracts, we have determined that it is in our shareholders’ and the Company’s best interest for us to engage an investment bank to assist us as we evaluate our strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in any transaction or other alternative. We have not set a timetable for completion of the process, and do not intend to comment further regarding the process unless a specific transaction or other alternative is approved by the Board of Directors, the process is concluded, or it is otherwise determined that further disclosure is appropriate or required by law.

In the meantime, we continue to work with our committed employees and supportive supplier base to provide unique solutions for our customers, while maximizing our shareholders’ value, aided in no small part by our continued strong balance sheet. With a committed backlog of about $15 million, we continue to view the future as being exceedingly bright for the company.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues. Revenues for the three months ended June 30, 2018 were $4,104 compared to revenues of $5,379 for the three months ended June 30, 2017. The $1,275, or 24 percent, decrease was primarily the result of fewer projects in process in 2018.

Gross profit. Gross profit for the three months ended June 30, 2018 was $1,651, or 40 percent of revenues, compared to $2,663, or 50 percent of revenues, for the three months ended June 30, 2017. The $1,012 decrease in gross profit, or 10 percent decrease in gross profit percentage, respectively, was due to lower revenues in the three months ended June 30, 2018, compared to a larger proportion of higher-margin service projects in the three months ended June 30, 2017, which resulted in above average margins.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $1,745, or 43 percent of revenues, for the three months ended June 30, 2018 compared to $2,223, or 41 percent of revenues, for the three months ended June 30, 2017. The $478 decrease in 2018 resulted primarily from a $313 decrease in SG&A labor as a result of personnel reductions, and a $77 decrease in legal and professional fees, as well as the impact of other cost cutting measures. The increase in SG&A expense as a percent of revenues was due to lower revenues during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

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

The following is a reconciliation of net income to Modified EBITDA for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
	2018	2017
Net income	$292	$476
Deduct gain on sale of assets	(439)	(14)
Deduct interest income, net	(10)	(12)
Add depreciation and amortization	300	402
Add income tax expense	5	5
Add share-based compensation	5	33
Modified EBITDA	$153	$890

Modified EBITDA was $153 for the three months ended June 30, 2018 compared to Modified EBITDA of $890 for the three months ended June 30, 2017. The $737 decrease in Modified EBITDA was due primarily to the decrease in net income, which was driven by the previously discussed decreased revenues, an increase in gain on sale of assets, and decreases in depreciation and amortization, and share-based compensation costs during the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues. Revenues for the six months ended June 30, 2018 were $7,810 compared to revenues of $10,987 for the six months ended June 30, 2017. The $3,177, or 29 percent, decrease was primarily the result of fewer projects in process in 2018.

Gross profit. Gross profit for the six months ended June 30, 2018 was $2,785, or 36 percent of revenues, compared to $5,307, or 48 percent of revenues, for the six months ended June 30, 2017. The $2,522 decrease in gross profit, or 12 percent decrease in gross profit percentage, respectively, was due to lower revenues in the three months ended June 30, 2018, compared to a larger proportion of higher-margin service projects in the six months ended June 30, 2017, which resulted in above average margins.

Selling, general and administrative expenses. SG&A expenses were $3,662, or 47 percent of revenues, for the six months ended June 30, 2018 compared to $4,732, or 43 percent of revenues, for the six months ended June 30, 2017. The $1,070 decrease in 2018 resulted primarily from a $575 decrease in SG&A labor, as a result of personnel reductions, and a $212 decrease in legal and professional fees, as well as the impact of other cost cutting measures. The percent of revenues increase was due to lower revenues during the first six months of 2018 as compared to the first six months of 2017.

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

The following is a reconciliation of net (loss) income to Modified EBITDA for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
Net (loss) income	$(558)	$541
Deduct gain on sale of assets	(439)	(14)
Deduct interest income, net	(19)	(26)
Add depreciation and amortization	725	791
Add income tax expense	10	10
Add share-based compensation	10	67
Modified (EBITDA loss) EBITDA	$(271)	$1,369

Modified EBITDA loss was $(271) for the six months ended June 30, 2018 compared to Modified EBITDA of $1,369 for the six months ended June 30, 2017. The $1,640 decrease in Modified EBITDA was due primarily to the decrease in net income, which was driven by the previously discussed decreased revenues, an increase in gain on sale of assets, and decreases in depreciation and amortization, and share-based compensation costs during the six months ended June 30, 2018.

Liquidity and Capital Resources

During the six months ended June 30, 2018 and June 30, 2017, we primarily financed our operating and capital needs through cash on hand and cash we generated from operations. However, in January 2018, we financed a new company vehicle. The financed amount was $67 and is for a term of six years with an interest rate of 0.9%, with monthly payments of $1. The financing company will hold a lien on the vehicle until all payments have been made.

During the six months ended June 30, 2018, our trade accounts receivable increased by $632, impacting our cash position which declined by $1,516. This increase in trade accounts receivable reflected efforts by some of our larger customers to lengthen vendor payment terms, a situation we expect to be resolved in the coming months. The decline in cash was also a result of a $667 decrease in our accounts payable and accrued liabilities.

Through a combination of cash generated from operations, opportunistic sales of non-core equipment, and reductions in our administrative costs and capital investments budget, we believe we will have adequate liquidity to meet our future operating requirements. However, in light of the decline in our working capital, we are also actively engaged in discussions with different financial institutions, with the intention of establishing a line of credit to further supplement our operating requirements.

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

As of June 30, 2018, no stock repurchases had been made under the Repurchase Program.

Recent Events

On July 31, 2018, we announced that our Board of Directors had initiated a review of our strategic alternatives to maximize shareholder value, including a potential sale of the Company. We have engaged the GulfStar Group, LLC as financial advisor and Gray, Reed & McGraw, LLP as legal advisor to assist in the process.

There can be no assurance that the exploration of strategic alternatives will result in any transaction or other alternative. We have not set a timetable for completion of the process, and we do not intend to comment further regarding the process unless a specific transaction or other alternative is approved by the Board of Directors, the process is concluded, or it is otherwise determined that further disclosure is appropriate or required by law.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of June 30, 2018, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended June 30, 2018.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising from the normal course of business. As of the date of this Report, we are involved in one material legal proceeding. On August 6, 2018, GE Oil and Gas UK Ltd (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR. The dispute involves alleged delays and defects in products manufactured by the Company for GE dating back to 2013. The Company disputes GE’s allegations and intends to vigorously defend itself against these allegations. The total amount in controversy is $2,630,261.08. At this point in the legal process, the loss to the Company is not probable; therefore no liability has been recorded in the Company’s consolidated financial statements.

ITEM 1A. RISK FACTORS

We recently announced a process to explore and evaluate strategic alternatives to maximize stockholder value, which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to achieve any particular outcome or to fully realize the potential benefit of such alternatives.

In July 2018, we announced that the Board of Directors is conducting a process to explore and evaluate strategic alternatives to maximize stockholder value. The Board has not made any decisions related to any strategic alternatives at this time. No assurances can be made with regard to the timeline for completion of the strategic review, or whether the review will result in any particular outcome. This process may divert the attention of management and cause us to incur various expenses, whether or not any particular outcome is achieved.  This process could also negatively impact our relationships with our customers and employees.

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

Date: August 8, 2018
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

