Form 10-Q
period 2018-09-30
Deep Down, Inc.
filed 2018-11-07
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 6, 2018, there were 13,736,243 shares outstanding of Common Stock, par value $0.001 per share.

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

Readers should consider the following information as they review this Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Report that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate,” or “anticipate,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements. Forward-looking statements included in this Report speak only as of the date of this Report and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog;

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings;

•	Our use of percentage-of-completion accounting could result in volatility in our results of operations;

•	A portion of our contracts may contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

•	Our operations could be adversely impacted by the continuing effects of government regulations;

•	International and political events may adversely affect our operations;

ii

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

•	The departure of key personnel could disrupt our business;

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

•	Unfavorable legal outcomes could have a negative impact on our business; and

•	Our previously announced plans to explore and evaluate strategic alternatives to maximize stockholder value.

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

iii

iv

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,697	$3,939
Short term investment (certificate of deposit)	1,032	1,017
Accounts receivable, net of allowance of $10	3,001	4,142
Contract assets	1,174	925
Prepaid expenses and other current assets	122	302
Total current assets	9,026	10,325
Property, plant and equipment, net	12,235	12,352
Intangibles, net	58	63
Other assets	1,116	1,230
Total assets	$22,435	$23,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,212	$1,511
Contract liabilities	508	612
Current portion of long-term debt	9	–
Total current liabilities	1,729	2,123
Long-term debt	51	–
Total liabilities	1,780	2,123

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	–	–
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,738,660 shares issued	15	15
Treasury stock	(2,040)	(2,040)
Additional paid-in capital	73,261	73,246
Accumulated deficit	(50,581)	(49,374)
Total stockholders' equity	20,655	21,847
Total liabilities and stockholders' equity	$22,435	$23,970

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenues	$3,912	$3,470	$11,722	$14,458
Cost of sales:
Cost of sales	2,089	2,103	6,518	7,151
Depreciation expense	275	333	871	966
Total cost of sales	2,364	2,436	7,389	8,117
Gross profit	1,548	1,034	4,333	6,341
Operating expenses:
Selling, general and administrative	2,145	2,264	5,804	6,995
Depreciation and amortization	57	79	188	238
Total operating expenses	2,202	2,343	5,992	7,233
Operating loss	(654)	(1,309)	(1,659)	(892)
Other income:
Interest income, net	10	21	28	46
Equity in net income of joint venture	–	–	–	94
Gain on sale of assets	–	559	439	574
Total other income	10	580	467	714
Loss before income taxes	(644)	(729)	(1,192)	(178)
Income tax expense	(5)	(5)	(15)	(15)
Net loss	$(649)	$(734)	$(1,207)	$(193)

Net loss per share:
Basic	$(0.05)	$(0.05)	$(0.09)	$(0.01)
Fully diluted	$(0.05)	$(0.05)	$(0.09)	$(0.01)

Weighted-average shares outstanding:
Basic	13,648	14,695	13,507	15,074
Fully diluted	13,648	14,695	13,507	15,074

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(1,207)	$(193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	15	101
Depreciation and amortization	1,059	1,204
Gain on sale of assets	(439)	(574)
Equity in net income of joint venture	–	(94)
Changes in assets and liabilities:
Accounts receivable, net of allowance	931	2,298
Contract Assets	(249)	779
Prepaid expenses and other current assets	180	(45)
Other assets	102	(161)
Accounts payable and accrued liabilities	(299)	(362)
Contract liabilities	(104)	(2,745)
Net cash (used in) provided by operating activities	(11)	208

Cash flows from investing activities:
Purchases of property, plant and equipment	(759)	(2,306)
Proceeds from sale of assets	538	958
Repayments on notes receivable	12	20
Short term investment-certificate of deposit	(15)	(10)
Cash distribution received from joint venture	–	94
Net cash used in investing activities	(224)	(1,244)

Cash flows from financing activities:
Principal payment on long-term debt	(7)	–
Cash paid for repurchase of our common stock	–	(1,474)
Net cash used in financing activities	(7)	(1,474)

Change in cash and cash equivalents	(242)	(2,510)
Cash and cash equivalents, beginning of period	3,939	8,203
Cash and cash equivalents, end of period	$3,697	$5,693

Supplemental schedule of investing and financing activities:
Addition of property, plant and equipment (non-cash)	$277	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosed amounts of contingent assets and liabilities, and the reported amounts of revenues and expenses. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, then the actual amounts may differ from those included in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Liquidity

The Company’s primary and potential sources of liquidity include cash and cash equivalents on hand, cash from operating activities, and proceeds from opportunistic sales of non-core equipment. The Company’s cash and cash equivalents as of September 30, 2018 and December 31, 2017 was $3,697 and $3,939, respectively.

The Company’s plans to mitigate its limited liquidity include: closely monitoring capital expenditures planned for the remainder of 2018 and beyond to conserve capital; possibly selling certain non-core equipment; further reducing administrative costs and pursuing a line of credit to further supplement our operating requirements.

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

Segments

For the nine months ended September 30, 2018 and 2017, we had one operating and reporting segment, Deep Down Delaware.

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

There was no significant impact on the Company’s results of operations or financial position upon the adoption of ASC 606. We did not record any adjustments to opening retained earnings as of January 1, 2018 because the Company’s revenue recognition methodologies for both fixed price contracts (over time using cost to cost as an input measure of performance) and for service contracts (over time as services are incurred) do not materially change by the adoption of the new standard.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	September 30, 2018	September 30, 2017
Fixed Price Contracts	$2,115	$315
Service Contracts	1,797	3,155
Total	$3,912	$3,470

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	September 30, 2018	September 30, 2017
Fixed Price Contracts	$5,048	$2,742
Service Contracts	6,674	11,716
Total	$11,722	$14,458

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

Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

We have a company-wide standard and disciplined quarterly estimate at completion process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. Changes in estimates of net sales, cost of sales and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations. When estimates of total costs to be incurred exceed total estimates of revenue to be earned on a performance obligation related to fixed price contracts, a provision for the entire loss on the performance obligation is recognized in the period the loss is estimated.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. As of September 30, 2018, we had no contracts whose term extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	September 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$8,625	$9,564
Estimated earnings on uncompleted contracts	8,841	10,741
	17,466	20,305
Less: Billings to date on uncompleted contracts	(16,800)	(19,992)
	$666	$313

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract Assets	$1,174	$925
Contract Liabilities	(508)	(612)
	$666	$313

The balance in contract liabilities at September 30, 2018 and December 31, 2017 consisted primarily of unearned billings related to fixed-price contracts.

The balance in contract assets at September 30, 2018 and December 31, 2017 consisted primarily of earned but unbilled revenues related to fixed-price contracts.

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

As of September 30, 2018, all of our fixed price contracts are short-term in nature with a contract term of one year or less.

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

NOTE 3:	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment, net are summarized below:

	September 30, 2018	December 31, 2017	Range of Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	908	908	2 - 5 years
Equipment	17,343	18,933	2 - 30 years
Furniture, computers and office equipment	1,320	1,245	2 - 8 years
Construction in progress	3,066	2,127	-
Total property, plant and equipment	22,922	23,498
Less: Accumulated depreciation and amortization	(10,687)	(11,146)
Property, plant and equipment, net	$12,235	$12,352

NOTE 4:	LONG-TERM DEBT

In January 2018, we financed a new Company vehicle. The financed amount was $67 and is for a term of six years with an interest rate of 0.9%, with monthly payments of $1. The financing company will hold a lien on the vehicle until all payments have been made.

NOTE 5:	SHARE-BASED COMPENSATION

On July 27, 2018, we granted 300 shares of restricted stock to our Chief Financial Officer (“CFO”). These shares have a fair value grant price of $0.79 per share, based on the closing price of our common stock on that day. These shares vest over three years in equal tranches on the anniversary date of his appointment to the role, subject to continued service as our CFO. We are amortizing the related share-based compensation of $237 over the three-year requisite service period.

For the three months ended September 30, 2018 and 2017, we recognized a total of $5 and $34 respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, we recognized a total of $15 and $101, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The unamortized estimated fair value of nonvested shares of restricted stock awards was $247 at September 30, 2018. These costs are expected to be recognized as expense over a weighted-average period of 2.53 years.

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

As of September 30, 2018, no stock repurchases had been made under the Repurchase Program.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At September 30, 2018 and December 31, 2017 management has recorded a full deferred tax asset valuation allowance.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time we are involved in legal proceedings arising from the normal course of business. As of September 30, 2018, we are involved in one material legal proceeding. On August 6, 2018, GE Oil and Gas UK Ltd (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR. The dispute involves alleged delays and defects in products manufactured by the Company for GE dating back to 2013. The Company disputes GE’s allegations and intends to vigorously defend itself against these allegations. Mediation is currently scheduled to take place on Wednesday November 28, 2018. The total amount in dispute is $2,630. At this point in the legal process, we believe that the loss to the Company is not probable; therefore no liability has been recorded in the Company’s consolidated financial statements.

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

At September 30, 2018 and 2017, there were no potentially dilutive securities outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018 and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements,” and is available on the SEC’s website. Dollar amounts are in thousands, except backlog amount and commodity prices.

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

Industry and Executive Outlook

With oil prices continuing to hold firm above $60 per barrel, the general consensus within the industry is that the worst of the downturn is now behind us. However, given the severity and duration of the downturn, major oil companies are still hesitant to fully embrace the higher oil prices. This cautious outlook continues to give rise to slower decision making, resulting in further delays in project greenlighting.

While we were able to realize higher revenues and reduce our net loss in the third quarter of 2018, compared to the same period in 2017, projects we are involved in have continued to advance at a slower pace than projected, resulting in revenues being pushed to future periods. Nevertheless, we expect these future revenues to be higher, due to expanding scopes of work for us.

Additionally, we are continuing to engage with our customers that operate in emerging markets, and expect to be fully operational in at least one international location sometime in 2019. Our likely first effort will be to support a long-standing key customer, which has significant project needs that require work to be performed in compliance with local content requirements in a rapidly growing oil and gas region. We will provide further details as we move further along in the process.

Back in July, we announced that our Board of Directors had initiated a review of our strategic alternatives to maximize shareholder value, including a potential sale of the Company. The review is ongoing, though at this point there can be no assurance that the exploration of strategic alternatives will result in any transaction or other alternative. We have not set a timetable for completion of the process, and do not intend to comment further regarding the process unless a specific transaction or other alternative is approved by the Board of Directors, the process is concluded, or it is otherwise determined that further disclosure is appropriate or required by law.

With a solid balance sheet and a backlog of more than $16 million, we remain confident in our ability to continue to serve as a preferred solutions provider for the oil and gas industry, buoyed by our dedicated employees and our supportive customers and suppliers, as we continue to ensure we maximize value for our shareholders.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues. Revenues for the three months ended September 30, 2018 were $3,912 compared to revenues of $3,470 for the three months ended September 30, 2017. The $442, or 13 percent, increase was primarily the result of more projects in process during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

Gross profit. Gross profit for the three months ended September 30, 2018 was $1,548, or 40 percent of revenues, compared to $1,034, or 30 percent of revenues, for the three months ended September 30, 2017. The $514 increase in gross profit, or 10 percent increase in gross profit percentage, respectively, was due to increased revenues on higher margin service projects during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $2,145, or 55 percent of revenues, for the three months ended September 30, 2018 compared to $2,264, or 65 percent of revenues, for the three months ended September 30, 2017. The $119 decrease in 2018 resulted primarily from a decrease in SG&A labor as a result of personnel reductions. The decrease in SG&A expense as a percent of revenues was due to higher revenues and lower SG&A expenses during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

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

We believe Modified EBITDA is useful to investors in evaluating our operating performance because it is widely used to measure a company’s operating performance, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest); asset base (primarily depreciation and amortization); and actions that do not affect liquidity (share-based compensation expense from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net loss to Modified EBITDA loss for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017
Net loss	$(649)	$(734)
Deduct gain on sale of assets	–	(559)
Deduct interest income, net	(10)	(21)
Add depreciation and amortization	332	412
Add income tax expense	5	5
Add share-based compensation	5	34
Modified EBITDA loss	$(317)	$(863)

Modified EBITDA loss was $317 for the three months ended September 30, 2018 compared to Modified EBITDA loss of $863 for the three months ended September 30, 2017. The $546 decrease in Modified EBITDA loss was due primarily to the increase in gross profit during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues. Revenues for the nine months ended September 30, 2018 were $11,722 compared to revenues of $14,458 for the nine months ended September 30, 2017. The $2,736, or 19 percent, decrease was primarily the result of projects with more limited scopes of work in 2018, compared to projects executed in 2017.

Gross profit. Gross profit for the nine months ended September 30, 2018 was $4,333, or 37 percent of revenues, compared to $6,341, or 44 percent of revenues, for the nine months ended September 30, 2017. The $2,008 decrease in gross profit, or 7 percent decrease in gross profit percentage, respectively, was due to lower revenues in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Selling, general and administrative expenses. SG&A expenses were $5,804, or 50 percent of revenues, for the nine months ended September 30, 2018 compared to $6,995, or 48 percent of revenues, for the nine months ended September 30, 2017. The $1,191 decrease in 2018 resulted primarily from an $801 decrease in SG&A labor, as a result of personnel reductions, and a $401 decrease in other SG&A expenses. The increase in SG&A as a percent of revenues was due to lower revenues during the first nine months of 2018, compared to the first nine months of 2017.

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

The following is a reconciliation of net loss to Modified EBITDA loss for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
Net loss	$(1,207)	$(193)
Deduct gain on sale of assets	(439)	(574)
Deduct interest income, net	(28)	(46)
Add depreciation and amortization	1,059	1,204
Add income tax expense	15	15
Add share-based compensation	15	101
Modified (EBITDA loss) EBITDA	$(585)	$507

Modified EBITDA loss was ($585) for the nine months ended September 30, 2018 compared to Modified EBITDA of $507 for the nine months ended September 30, 2017. The $1,092 decrease in Modified EBITDA was due primarily to the increase in net loss, which was driven by the previously discussed decrease in gross profit offset by the decrease in our SG&A expense during the nine months ended September 30, 2018.

Liquidity and Capital Resources

During the nine months ended September 30, 2018 and September 30, 2017, we primarily financed our operating and capital needs through cash on hand and cash generated from operations.

During the nine months ended September 30, 2018, our trade accounts receivable decreased by $1,141, helping our cash position which declined by $242. The increase in cash from collections was offset by our net loss for the nine months ended September 30, 2018.

Through a combination of cash generated from operations, opportunistic sales of non-core equipment, and reductions in our administrative costs and capital investments, we believe we will have adequate liquidity to meet our future operating requirements. However, in light of the decline in our working capital, we are also actively engaged in discussions with different financial institutions, pursuing a line of credit to further supplement our operating requirements.

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

As of September 30, 2018, no stock repurchases had been made under the Repurchase Program.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of September 30, 2018, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control during the fiscal quarter ended September 30, 2018.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising from the normal course of business. As of September 30, 2018, we are involved in one material legal proceeding. On August 6, 2018, GE Oil and Gas UK Ltd (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR. The dispute involves alleged delays and defects in products manufactured by the Company for GE dating back to 2013. The Company disputes GE’s allegations and intends to vigorously defend itself against these allegations. Mediation is currently scheduled to take place on Wednesday November 28, 2018. The total amount in dispute is approximately $2.63 million. At this point in the legal process, we believe that the loss to the Company is not probable; therefore no liability has been recorded in the Company’s consolidated financial statements.

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

Date: November 7, 2018
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

