Form 10-K
period 2018-12-31
Deep Down, Inc.
filed 2019-04-16
CIK 1110607

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30351

DEEP DOWN, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-2263732
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

18511 Beaumont Highway, Houston, Texas	77049
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (281) 517-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers in response to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $10,969,184.

At April 12, 2019, the registrant had 13,453,393 outstanding shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

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

iii

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

iv

PART I

ITEM 1.	Business.

History

Deep Down, Inc. is a Nevada corporation engaged in the oilfield services industry. As used herein, “Deep Down”, “Company”, “we”, “our” and “us” refers to Deep Down, Inc. and/or its subsidiaries. Deep Down, Inc. (OTCQB: DPDW), a publicly traded Nevada corporation, was incorporated on December 14, 2006, through a reverse merger with MediQuip Holdings, Inc., a publicly traded Nevada corporation.

Deep Down is the parent company to the following directly wholly-owned subsidiary: Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”). Our current operations are primarily conducted under Deep Down Delaware.

In addition to our strategy of continuing to grow and strengthen our operations, including by expanding our services and products in response to our customers’ demands, we intend to continue to seek strategic partnerships with complementary service providers, product manufacturers and technologies that are focused primarily on supporting deepwater and ultra-deepwater offshore exploration, development and production of oil and gas reserves, and other maritime operations.

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

Business Overview

We are a global provider of specialized services to the offshore energy industry to support deepwater and ultra-deepwater exploration, development and production of oil and gas and other maritime operations.  While we are primarily a service company, we also produce custom engineered products that assist us in fulfilling service objectives for specific projects on a contractual basis.  We design and manufacture a broad line of surface deepwater and ultra-deepwater and offshore equipment solutions which are used by major integrated, large independent, and foreign national oil and gas companies in offshore areas throughout the world.  Our products are often developed in direct response to customer requests for solutions to critical problems in the field.  We serve the growing offshore petroleum and maritime industries with technical management and support services.  One of our greatest strengths is the extensive knowledge base of our service, engineering and management personnel in many aspects of the deepwater and ultra-deepwater industry. Set forth below is a more detailed description of important services and products we provide.

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

For the years ended December 31, 2018 and 2017, we had only one operating and reporting segment, Deep Down Delaware. All of the services and products we provide are interrelated, are performed for the same general customers and are marketed as such.

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

Project Management and Engineering. Our project management teams specialize in deepwater subsea developments. Our services are centered on the utilization of standardized hardware, proven, well-tested installation techniques, and experienced, consistent teams that have proven to be safe and skilled in all aspects of the installation process.   Many installation contractors find it beneficial to utilize our services to help reduce on-board personnel since our specialized technicians can perform multiple tasks. Our teams have vast experience with the installation of flexible and rigid risers and flowlines, umbilicals, flexible and rigid jumpers, steel tube and thermoplastic hose flying leads, pipeline end terminations and manifolds. Our engineers have experience ranging from the initial conceptual design phases through manufacturing and installation and concluding with topside connections and commissioning.  Our experience provides us with a level of “hands on” and practical understanding that has proven to be indispensable in enabling us to offer custom solutions to the many problems encountered both subsea and topside.  Because of our wide knowledge base, our engineering team is often hired by oil and gas operators, installation contractors and subsea equipment manufacturers to provide installation management and engineering support services.  Our engineering team has been involved in several of the innovative solutions used today in deepwater subsea systems.  We specialize in offshore installation engineering and the writing of practical installation procedures.  We deal with issues involving flying leads, compliant umbilical splices, bend stiffener latchers, umbilical hardware, hold-back clamps, and the development of distribution system components.  We are heavily involved in the fabrication of installation aids to simplify offshore executions, and offer hydraulic, fiber optic, and electrical testing services and various contingency testing tools.

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

Flying Leads. Deep Down is a leader in flying lead design, manufacture and installation; in particular steel tube flying leads. Our flagship product, the Loose Steel Tube Flying Lead (“LSFL”), was developed to eliminate the residual memory left in traditional flying leads due to the bundling process. The loose lay of the tubes significantly reduces stiffness of the assembly, allows the bundle to lay flat on the sea floor, follow the prescribed lay path precisely, bend in a tight radius with minimal resistance and offers maximum compliance for easy makeup in lengths up to 1,000’. When greater lengths up to 10,000’ are required, we utilize our patented Non-Helical Umbilical (“NHU®”) in conjunction with a compliant section on each end of the assembly to achieve the same result. We also offer hybrid LSFL® assemblies which can include a wide variety of combinations of electrical, optical, hose and steel tube elements. Hybrid LSFL® technology provides installation savings in both time and money as fewer operations are required to install the combined unit.

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

Umbilical Hardware. Our blend of experiences with umbilical manufacturers, subsea engineers and installation contractors has been effective, giving us a unique perspective when fabricating and designing terminations for umbilical manufacturers.  Members of our team were involved with the designs for the armored thermo plastic umbilicals at Oceaneering Multiflex, the first steel tube umbilical in the Gulf of Mexico for the Shell Popeye® umbilical, and the standardization of many steel tube umbilical terminations.  We believe our designs are often much lighter in weight and smaller than the typical hardware that has been created and used in the past by our competitors.  Our engineering team has designed and fabricated bending restrictors, armor pots, split barrels, tubing fittings and unions, hinging umbilical splices and topside terminations with our unique threaded welded fittings, umbilical compliant splice, and the bend stiffener latcher.  We offer both polymer and steel bend limiters.  The compliant splice is a patented method of converting spare umbilicals into actual production umbilicals by splicing spare umbilicals together to produce any length required or to repair a damaged umbilical.  This termination system eliminates the burdens of dealing with umbilical splices during installation and is capable of housing both electrical and fiber optic termination assemblies while still allowing for the splice to be spooled up onto a reel or carousel.  Our Umbilical Termination Assembly (“UTA”) and new compliant UTA allows us to terminate the umbilical with a higher degree of quality and place the critical components of the base unit on the reel or on the carousel and handle it with additional ease and safety.  Then it is combined with the mud mat assembly easily and offers both first end stab and hangover features as well as yoke second end landing.  The new compliant version allows the UTA to be expanded for multiple J-plates and yet feature the same compliant features in our compliance splicing increasing the ease of handling on the deployment equipment – overboarding – and landing on the seafloor.  Our termination services are becoming popular because they offer the ability to take existing umbilical hang offs from multiple manufacturers, which may have been exposed to harsh environmental conditions, and add them to temporary handling clamps – lifting up the umbilical and providing a completely new hangoff arrangement and thus extending the life of the umbilical and the subsea field.  Bend Stiffener Latchers™ (“BSL”) are still the leaders in the industry allowing bend stiffeners to be carried by the umbilical topside termination assembly in a more compact and overlapping configuration. BSLs are overboarded with the highest strength and can be installed into an existing I-tube with existing flange or an I-tube with a mating bell mouth. They are then latched in by ROV allowing the bend stiffener to be securely attached to the I-tube transferring all the dynamic bending while the umbilical is pulled up and hung off. This process eliminates the handling of two major pieces of hardware, and the need to have measurements between the components as the system is fully extending and adjustable.

Riser Isolation Valves and Subsea Isolation Valve Services. Deep Down's new Riser Isolation Valve (“RIV”) and Subsea Isolation Valve (“SSIV”) control systems are unique solutions that provide platform personnel hydraulic control and electrical indication for subsea production valve manipulation. These systems provide numerous advantages to the customer including: emergency shutdown capabilities, valve positioning monitoring systems, and auxiliary positions for spare and/or future field development.

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

Capitalizing on our expertise in umbilical manufacturing, Subsea and Topside Umbilical Termination Assemblies (“SUTA” / “TUTA”), hydraulic and electrical flying leads, and super duplex welding, we provide quality products our clients can depend on. We believe our installation-friendly project designs help us meet customer specifications. When Deep Down’s expert installation team is on the job, product integrity is preserved, helping us ensure successful installations.

Installation Aids.  To help our customers and to meet our own internal needs, we have developed an extensive array of installation aids, including steel flying lead installation systems, tensioners, lay chutes, many varieties of buoyancy, clump weights, Vortex Induced Vibration (“VIV”) strakes, mud mats, dual tank skids, gang boxes, work vans, pumping and testing skids, control booths, fluid drum carriers, crimping systems, load cells,  300 and 340 ton under-rollers, powered reels, 200 ton, 400 ton and 3,400 ton and 3,500 ton carousel, UTA and bridging jumper running and parking deployment frames, termination shelters, pipe straighteners, ROV hooks and shackles, stackable SeaStax® tanks, baskets, Subsea Deployment Basket System (SDB®), Horizontal Drive Units (“HDU”) and Rapid Deployment Cartridges (“RDC”).

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

Manufacturing

Our primary operations are located at a 255,000 sq. ft. facility on 23 acres off Beaumont Highway, on the eastern end of Houston, Texas, where we have been since 2013. In addition to increasing our production capacity, this facility provided the space to build our Steel Tube Flying Lead (“STFL”) Overhead Tracking System. This system enables us to easily move STFLs from station to station during production for welding, X-ray and FAT. We have also significantly expanded our clean, stainless steel welding and tube bending environment, which is separated from all carbon steel fabrication.

We have a 12’x60’ wet testing tank, adding the capability to test our products and rigging with buoyancy scenarios in the water. Featuring filtered water and underwater lighting, this testing tank enables us to launch and test small ROVs and ROV operations.

Our manufacturing plant is ISO 9001 certified. We continue to improve our standards and product quality through the use of quality assurance specialists working with our product manufacturing personnel throughout the manufacturing process. We have the capacity to complete large turn-key projects and still have reserve space for unforeseen emergency projects requiring immediate service and the attention to which our customers are accustomed.

Customers

Demand for our deepwater and ultra-deepwater services, surface equipment and offshore rig equipment is dependent on the condition of the oil and gas industry and its ability and need to make capital expenditures, as well as continual maintenance and improvements on its offshore exploration, drilling and production operations. The level of these expenditures is generally dependent upon various factors such as expected prices of oil and gas, exploration and production costs of oil and gas, and the level of offshore drilling and production activity.  The prevailing view of future oil and gas prices are influenced by numerous factors affecting the supply and demand for oil and gas.  These factors include worldwide economic activity, interest rates, cost of capital, environmental regulation, tax policies, and production levels and prices set and maintained by producing nations and the Organization of the Petroleum Exporting Countries.  Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of domestic and international offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

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

Marketing and Sales

We market our services and products worldwide through our Houston-based sales force. We periodically advertise in trade and technical publications targeting our customer base.  We also participate in industry conferences and trade shows to enhance industry awareness of our products and services.  Our customers generally order products and services after consultation with us on their project.  Orders are typically completed within two weeks to three months depending on the type of product or service.  Larger and more complex products may require four to six months to complete, though we have accepted several longer-term projects, requiring significantly more time to complete.  Our customers select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery and advanced technology.  For large production system orders, we engage our project management team to coordinate customer needs with our engineering, manufacturing and service departments, as well as with subcontractors and vendors.  Our profitability on our projects is dependent on performing accurate and cost-effective bids as well as performing efficiently in accordance with bid specifications.  Various factors can adversely affect our performance on individual projects that could potentially adversely affect the profitability of a project.

Backlog

Information regarding our backlog is incorporated herein by reference from the section entitled, “Industry and Executive Outlook” in Part II, Item 7 of this Report.

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling operations expand into deeper and more hostile environments.  Conditions encountered in these environments could soon include well pressures of up to 20,000 psi, mixed flows of oil and gas under high pressure that may also be highly corrosive, and water depths in excess of 10,000 feet.  We are continually engaged in product development activities to generate new products and to improve existing products and services to meet our customers’ specific needs.  We also focus our activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating costs associated with our products.

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

Employees

At April 15, 2019, we had a total of 58 full-time employees.  We also work with a pool of contractors who enable us to scale our operations at short notice, as business needs demand. Our employees are not covered by collective bargaining agreements and we generally consider our employee relations to be good.  Our operations depend in part on our ability to attract a skilled labor force.  While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force and increases in the wage rates that we pay or both.

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

We are also affected by tax policies and other laws and regulations generally relating to the oil and gas industry, including those specifically directed to offshore operations.  Adoption of laws and regulations that curtail exploration and development drilling for oil and gas could adversely affect our operations by limiting demand for our services or products.

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

Our operating facility is located at 18511-810 Beaumont Highway, Houston, Texas 77049 (“Highway 90”). Our Highway 90 facility consists of approximately 23 acres of land and includes 255,000 sq. ft. of indoor manufacturing and storage space. We have a 10-year lease on our Highway 90 facility, which commenced in June 2013 at a base rate of $90,000 per month, adjustable based on the CPI, for the remainder of the lease term. Additionally, we lease, on a month-to-month basis, 6,500 square feet of storage space in Mobile, AL to house our 3,400 ton carousel system for $5,000 per month.

We believe that our current space is suitable, adequate and of sufficient capacity to support our current operations.

ITEM 3.	Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the normal course of business. We expense or accrue legal costs as we incur them. A summary of our material legal proceedings is as follows:

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involves alleged delays and defects in products manufactured by the Company for GE dating back to 2013. The Company disputes GE’s allegations and intends to vigorously defend itself against these allegations. Mediation took place on November 28, 2018, but no resolution was found. On February 22, 2019, GE initiated arbitration proceedings with the ICC. The total amount in dispute was originally $2,630,000 but as of GE’s latest filing with the ICC, the amount in dispute has been reduced to $2,252,000. The parties are in the process of filing preliminary submissions, and the arbitration date has not yet been set.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270,000, alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable, and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter-claim on March 20, 2013 in the aggregate amount of $1,000,000, for reimbursement of insurance payments allegedly made for repairs. Trial is scheduled for the week of April 22, 2019.

ITEM 4.	MINE SAFETY DISCLOSUREs

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range for Common Stock

Our common stock trades on the QB Tier of the OTC Markets Group (OTCQB) under the symbol OTCQB: DPDW. The following table sets forth, for the quarters ended on the dates indicated below, the high and low bid quotations for our common stock as reported by the OTC Markets.

	High	Low
Fiscal Year 2018:
December 31, 2018	$0.85	$0.81
September 30, 2018	$0.92	$0.88
June 30, 2018	$0.82	$0.82
March 31, 2018	$0.89	$0.74
Fiscal Year 2017:
December 31, 2017	$0.99	$0.67
September 30, 2017	$1.11	$0.85
June 30, 2017	$1.25	$1.00
March 31, 2017	$1.45	$1.00

Stockholders of Record

As of April 15, 2019, there were 1,102 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

The table below summarizes information about our purchases of common stock, based on trade date, during the quarter ended December 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
October 1 - October 31	12,700	$0.8894	12,700	$988,705
November 1 - November 30	5,700	0.8053	5,700	984,115
December 1 - December 31	6,400	0.8366	6,400	978,761
Total for three months ended December 31, 2018	24,800	$0.8564	24,800

(1)	An additional 228,113 shares were repurchased in the quarter ended March 31, 2019, for an aggregate purchase price of $170,152. The share repurchase program expired on March 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads and related services. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Our primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

Industry and Executive Outlook

“Offshore is ready for the limelight again,” read the first line of a recent article describing the optimism expressed by executives from leading deep-water explorers and contractors at the recently held Scotia Howard Weil Energy Conference in New Orleans. The prevailing theme at the conference was a coming revival of the offshore oil and gas industry.

However, while there are a number of indicators of an imminent recovery, our 2018 results bear witness to the longer than expected downturn. We are disappointed by our lowest revenue levels in several years, and the corresponding bottom line results, primarily due to slower initiation of new projects by our customers.

While we are disappointed by our recent results, we are encouraged by our increasing backlog, which now stands at $15 million, most of which is currently planned for 2019. We are especially pleased by orders we have recently received from new customers, both domestic and international. Our efforts to increase the proportion of work we perform directly for operators and end clients have continued to bear fruit, with the majority of our new orders being directly for end users. We continue to expect to be fully operational in one international location this year, subject to final regulatory approval from the local government.

In light of the operating results over the past few years, volatility in commodity prices and strategic focus on our core business going forward, we recorded impairment charges of $2,320,171 related to our construction in progress and certain equipment.

In July 2018, we announced that our Board of Directors had initiated a review of our strategic alternatives to maximize shareholder value, including a potential sale of the Company. The review is ongoing, though at this point there can be no assurance that the exploration of strategic alternatives will result in any transaction or other alternative. We continue to engage with different parties as part of the review and continue to receive valuable feedback on the best alternatives to maximize shareholder value. We have not set a timetable for completion of the process, and do not intend to comment further regarding the process unless a specific transaction or other alternative is approved by the Board of Directors, the process is concluded, or it is otherwise determined that further disclosure is appropriate or required by law.

Looking towards the future, our solutions continue to be in high demand, with increasing opportunities being presented to us. We remain optimistic about the future prospects for the Company, and remain committed to providing the best value for our customers, in the most ideal working environment for our employees, and ultimately maximizing value for our shareholders.

All remaining dollar and share amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars and shares, unless otherwise indicated.

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2018	2017	$	%
Revenues	$16,175	$19,478	$(3,303)	(17)%

The 17 percent decrease in revenue is primarily the result of projects with more limited scopes of work in 2018, compared to projects executed in 2017.

Cost of sales and gross profit

	Year Ended December 31,		Increase (Decrease)
	2018	2017	$	%
Cost of sales	$11,393	$10,931	$462	4%
Gross profit	$4,782	$8,547	$(3,765)	(44)%
Gross profit %	30%	44%	–	(14)%

Our gross profit percentage decreased primarily due to lower revenues during the year ended December 31, 2018 relative to our fixed cost of sales, and a higher proportion of higher margin service work and equipment rental during the year ended December 31, 2017.

We record depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $1,590 and $1,077 for the years ended December 31, 2018 and 2017, respectively. The increased depreciation during 2018 included $430 related to our determination that certain equipment has no remaining useful life.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2018	2017	$	%
Selling, general & administrative	$7,818	$9,113	$(1,295)	(14)%
Selling, general & administrative as a % of revenues	48%	47%	$–	1%

The decrease in selling, general and administrative expenses (“SG&A”) was due to cost containment measures introduced in response to the lower revenues during the year ended December 31, 2018.

Asset Impairment

For the year ended December 31, 2018, we recorded impairment charges of $1,890 related to our construction in progress. The impairment resulted from an analysis of the carrying value of our assets in light of our operating results over the past few years, volatility in commodity prices, and a strategic focus on our core business going forward. We did not record any impairment for the year ended December 31, 2017.

Interest income, net

Net interest income for the year ended December 31, 2018 was $35 compared to net interest income of $56 for the year ended December 31, 2017. The decrease of $21 is due to our reduced cash balance in interest bearing accounts.

Gain on sale of assets

During the years ended December 31, 2018 and December 31, 2017 we sold old equipment, including Remotely Operated Vehicles (“ROVs”), which resulted in gains on sales of assets of $439 and $576, respectively.

Equity in net income of joint venture

In 2017, we received $94 as an earnout distribution from our equity in a joint venture. We no longer have an investment in the joint venture.

Modified EBITDA

Our management evaluates our performance based on a non-GAAP measure, which consists of earnings (net income or loss) available to common shareholders before net interest expense or income, income taxes, non-cash share-based compensation expense, equity in net income or loss of joint venture, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges (“Modified EBITDA”).  This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying consolidated statements of operations.

We believe Modified EBITDA is useful to investors in evaluating our operating performance because it is widely used to measure a company’s operating performance, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest); asset base (primarily depreciation and amortization and asset impairment); and actions that do not affect liquidity (share-based compensation expense, equity in net income or loss of joint venture) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net loss to Modified EBITDA (loss) for the years ended December 31, 2018 and 2017 (certain prior year amounts have been excluded to conform to the current year presentation):

	Year Ended December 31,
	2018	2017
Net loss	$(4,742)	$(116)
Less interest income	(35)	(56)
Add back depreciation and amortization	1,872	1,348
Add back asset impairment	1,890	–
Deduct gain on sale of assets	(439)	(576)
Add back income tax expense	8	5
Add back share-based compensation	56	134
Modified EBITDA (loss)	$(1,390)	$739

Modified EBITDA decreased by $2,129 in 2018 compared to 2017. The decrease in EBITDA was primarily due to the increase in net loss during 2018 as compared to 2017, partially offset by the addback of the impairment charges.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2018, we used $1,924 of our cash on hand to fund our operating, investing and financing activities. We used $1,545 in our operating activities, primarily due to decreased customer orders. We also used $346 in investing activities, which included $882 in purchases of Property, Plant and Equipment (“PP&E”), offset by $538 in proceeds from the sale of equipment, and cash receipts from a note receivable. We also used $33 in financing activities, which included $22 for repurchases of our outstanding stock and $11 for payments on a motor vehicle loan.

During the fiscal year ended December 31, 2017, we used $4,264 of our cash on hand to fund our operating, investing and financing activities. We used $762 in our operating activities, primarily due to decreased customer orders. We also used $2,029 in investing activities, which included $2,940 in purchases of PP&E, offset by $908 in proceeds from the sale of equipment, a cash distribution from a former joint venture and cash receipts from a note receivable. The $2,940 in new PP&E included $992 in purchases of equipment used in our traditional lines of business and betterments of existing equipment, $914 in equipment developed and built as part of our sponsorship of Texas A&M’s participation in the Shell XPRIZE competition, and $1,034 in new equipment and technologies, which at the time were projected to be new revenue streams for the Company. We also used $1,473 in financing activities, due to repurchases of our outstanding stock.

Through a combination of our current working capital of $7,026, cash expected to be generated from operations, potential opportunistic sales of PP&E in the future and reduction in our capital investments budget, we believe we will have adequate liquidity to meet our future operating requirements.

Summary of Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, contract assets and liabilities, impairments of long-lived assets, including intangibles, income taxes including the valuation allowance for deferred tax assets, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606 (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. As of December 31, 2018, we had no contracts whose term extended beyond one year.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2018 and 2017, we estimated the allowance for doubtful accounts requirement to be $10. Bad debt (credit) expense totaled $67 and $(22) for the years ended December 31, 2018 and 2017, respectively.

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

None

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of December 31, 2018, based on revisions and updates issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to its report entitled“Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2018.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our directors and executive officers as of December 31, 2018:

Name	Age	Position Held With Deep Down
Ronald E. Smith (1)	60	President, Chief Executive Officer and Director
Mary L. Budrunas (1)(2)	67	Vice President, Corporate Secretary and Director
Mark Carden	60	Chairman of the Board of Directors
Randolph W. Warner (2)	71	Director
Charles K. Njuguna	41	Chief Financial Officer

_________________________

(1)	Ronald E. Smith and Mary L. Budrunas are married to each other.
(2)	Ms. Budrunas and Mr. Warner resigned from the Board of Directors as of April 5, 2019.

Biographical information regarding each of our current directors and executive officers is as follows. The following paragraphs also include specific information about each director’s experience, qualifications, attributes or skills that led the Board of Directors to the conclusion that the individual should serve on the Board as of the time of this filing, in light of our business and structure:

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

Corporate Governance

Code of Ethics

The Company has adopted Codes of Ethical Conduct that apply to all its directors, officers (including its chief executive officer, chief financial officer, controller and any person performing such functions) and employees. The Company has previously filed copies of these Codes of Ethical Conduct and they can be located pursuant to the information shown in the Exhibit list items 14.1 and 14.2 to this Report. Copies of the Company’s Codes of Ethical Conduct may also be obtained at the Investors section of the Company’s website, www.deepdowninc.com, or by written request addressed to the Corporate Secretary, Deep Down, Inc., PO Box 1389 Crosby, TX. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Chief Financial Officer or Controller by posting such information on the Company’s website. Information contained on the website is not part of this Report.

The Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies. Our Board of Directors has determined that Mr. Carden qualifies as an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Based solely on the Company’s review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors and greater-than ten percent beneficial owners during the year ended December 31, 2018 were in compliance.

Item 11.	Executive Compensation

The following table sets forth information concerning total compensation earned in the years ended December 31, 2018 and 2017 by our Principal Executive Officer (“PEO”), and our other executive officer as of December 31, 2018 (collectively, our “Named Officers”).

Summary Compensation Tables for the years ended December 31, 2018 and 2017

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation (1) (2)	Total
Ronald E. Smith,	2018	$493,845	$–	$62,552	$556,397
President and Chief Executive Officer	2017	$501,562	$–	$71,585	$573,147
Charles K. Njuguna,	2018	$246,157	$90,000	$59,558	$395,715
Chief Financial Officer	2017	$225,674	$–	$13,442	$239,116

(1)	Amounts in 2018 represent:
•	Automobile allowances of $19,500 to Messrs. Smith and Njuguna;
•	Payments for vacation not taken in 2018 of $19,291 for Mr. Smith and $14,423 for Mr. Njuguna;
•	Reimbursement of $10,761 to Mr. Smith and $25,635 to Mr. Njuguna for healthcare premiums and
•	Cash bonus of $13,000 paid to Mr. Smith for time spent outside the country on a customer project

(2)	Amounts in 2017 represent:
•	Automobile allowance of $19,500 to Mr. Smith and $13,442 to Mr. Njuguna;
•	Payments for vacation not taken in 2017 of $52,085 for Mr. Smith

Narrative Disclosure to Summary Compensation Table

On January 1, 2016, the Company entered into an employment agreement with Mr. Smith for a term of three years, and subject to automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. The term of the agreement has been renewed through December 31, 2019. The employment agreement provides that Mr. Smith receive annual cash compensation of $501,562.

On July 27, 2018, the Company entered into an employment agreement with Mr. Njuguna for a term of three years, effective October 1, 2017, and subject to automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. The employment agreement provides that Mr. Njuguna receive annual cash compensation of $250,000.

Outstanding Equity Awards at December 31, 2018

The following table summarizes nonvested stock awards assuming a market value of $0.85 per share (the closing market price of the Company’s common stock on December 31, 2018). See Note 5, “Share-Based Compensation”, of the Notes to Consolidated Financial Statements included in this Report for additional information.

	STOCK AWARDS
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Name	(#) (1)	($)
Charles K Njuguna	200,000	170,000

(1)	The shares are scheduled to vest in two equal installments on October 1, 2019 and October 1, 2020.

Benefits payable upon change in control

Both Mr. Smith and Mr. Njuguna’s (the “Executives”) employment agreements contain provisions related to change in control.

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

(iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under our annual incentive bonus arrangement; provided, however, that such pro rata portion shall be calculated based on the Executive’s annual bonus for the previous fiscal year; but if no previous annual bonus has been paid to the Executive, then the lump sum cash payment for this current pro rata annual bonus obligation shall be no less than fifty percent of the Executive’s annual base salary; and

(iv) if the Executive’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the Executive shall immediately vest and become exercisable.

The Executives have agreed to not, during the term of their employment and for a one-year period after their termination, engage in “Competition” (as defined in his employment agreement) with us, solicit business from any of our customers or potential customers, solicit the employment or services of any person employed by or a consultant to us on the date of termination or within six months prior thereto, or otherwise knowingly interfere with our business or accounts or any of our subsidiaries.

The Executives’ employment agreements also provide that we, to the extent permitted by applicable law and our by-laws, will defend, indemnify and hold harmless the Executive from any and all claims, demands or causes of action, including reasonable attorneys’ fees and expenses, suffered or incurred by the Executive as a result of the assertion or filing of any claim, demand, litigation or other proceedings based upon statements, acts or omissions made by or on behalf of the Executive pursuant to the Employment Agreement or in the course and scope of the Executive’s employment with us.  We will also maintain and pay all applicable premiums for directors’ and officers’ liability insurance which shall provide full coverage for the defense and indemnification of the Executive, to the fullest extent permitted by applicable law.

Compensation of Directors

The Compensation Committee of the Board of Directors makes all decisions regarding director compensation. Only directors who are not employees, independent contractors or consultants of the Company or any of its subsidiaries or affiliates (“Independent Directors”), are entitled to receive a fee, plus reimbursement of reasonable out-of-pocket expenses incurred to attend Board meetings.

The Company uses a combination of cash and equity-based compensation, in the form of restricted stock, to attract and retain qualified candidates to serve on the Board. We believe our compensation arrangement for Independent Directors is comparable to the standards of peer companies within our industry and geographical location.

We pay our Independent Directors meeting fees of $1,500 per meeting attended of the Board of Directors. Compensation for our Independent Directors consists of equity and cash as described below. Our Independent Director, as of the date of this Report, is Mr. Mark Carden.

On October 1, 2016, the Company entered into a 3-year consulting agreement (the “Agreement”), with Ms. Mary L. Budrunas, the spouse of Mr. Smith and a former full-time employee of the Company. Ms. Budrunas retired from being a full-time employee of the Company effective September 30, 2016, but continues to provide services to the Company.

The following table provides certain information with respect to the 2018 compensation awarded or earned by the Independent Directors who served in such capacity during the year, and Ms. Budrunas. Ms. Budrunas and Mr. Warner resigned from the Board of Directors on April 5, 2019.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Total
Randolph W. Warner	$10,500	$–	$10,500
Mark Carden	$10,500	$–	$10,500
Mary L. Budrunas		$210,000	$210,000

(1)	The Agreement provides for Ms. Budrunas to be reasonably available to the Company, up to 60 hours per month, in exchange for compensation of $17,500 per month.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is certain information with respect to beneficial ownership of Common Stock as of April 15, 2019, except as otherwise noted below, by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director as of such date; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name	Number of Shares of Common Stock Beneficially Owned	Number of Shares That May Be Acquired By Options Exercisable Within 60 Days	Total		Percent of Outstanding Common Stock (1)

Jamaka Capital Management LLC	1,484,091	–	1,484,091	(2)	11.0%
Perlus Microcap Fund, L.P.	1,243,183	–	1,243,183	(3)	9.2%
Aegis Financial Corporation	816,206	–	816,206	(4)	6.1%

Directors and Executive Officers:
Ronald E. Smith	2,888,116	–	2,888,116	(5)	21.5%
Charles K. Njuguna	267,350	–	267,350	(6)	2.0%
Mark Carden	60,980	–	60,980	(7)	*
All directors and officers as a group (5 persons)	3,216,446	–	3,216,446		23.9%

______________

* Indicates ownership of less than 1% of Common Stock outstanding.

(1)	The percentages in the table are calculated using the total shares outstanding as of April 15, 2019 or a total of 13,453,393 shares.
(2)	Based on a Schedule 13D filed with the SEC dated November 14, 2017, Jamaka Capital Management LLC, 3889 Maple Avenue, Dallas, TX 75219, may be deemed the beneficial owners of 1,484,091 shares.
(3)	Based on a Schedule 13G filed with the SEC dated January 26, 2016, by Perlus Microcap Fund, L.P., 7 Esplanade, St. Helier, Jersey, Channel Islands JE1 2TR.

(4)	Based on a Schedule 13G filed with the SEC dated February 8, 2019, by Aegis Financial Corporation, 6862 Elm Street, Suite 830, McLean, Virginia 22101
(5)

Includes 930,651 shares held directly by Mr. Smith’s spouse, 367,544 shares held indirectly through the Company’s Simple IRA Plan, and 23,071 shares held indirectly by Mr. Smith’s spouse through the Company’s Simple IRA Plan.

(6)	Includes 200,000 shares of nonvested stock, scheduled to vest in two equal installments on October 1, 2019 and October 1, 2020.
(7)

Includes 20,000 shares of nonvested stock, scheduled to vest in two equal installments on May 2, 2019 and May 2, 2020, and 980 shares held indirectly in retirement and trading accounts owned by Mr. Carden and his wife.

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

Director Independence

We believe that Mr. Carden is “independent” under the requirements of Rule 303A.02 of the NYSE Listed Company Manual.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees paid to Moss Adams for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2018 and 2017, and for other services rendered during those years on behalf of Deep Down and its subsidiaries:

	December 31, 2018	December 31, 2017
(i) Audit Fees	$196,484	$200,191
(ii) Audit Related Fees	–	–
(iii) Tax Fees	18,251	47,655
(iv) All Other Fees	–	–

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

All Other Fees: None.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors pre-approves all audit and permissible non-audit services provided by Moss Adams. These services may include audit services, audit-related services, tax services and other services. The Board of Directors may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more directors. If so delegated, the director must report any pre-approval decision to the Board of Directors at its first meeting after the pre-approval was obtained.

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

Matthew Auger

Controller

(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ Ronald E. Smith	President, Chief Executive Officer and Director
Ronald E. Smith	(Principal Executive Officer)

/s/ Charles K. Njuguna	Chief Financial Officer
Charles K. Njuguna	(Principal Financial Officer)

/s/ Mark Carden	Chairman of the Board of Directors
Mark Carden

Date: April 15, 2019

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).
3.1

Articles of Incorporation of Deep Down, Inc., conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).

3.2	Amended and Restated By-Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
4.1	Securities Purchase Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 16, 2013).
4.2	Registration Rights Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on September 16, 2013).
10.1	Building and Land Lease Agreement between W&P Development Corporation, as Landlord, and Deep Down, Inc., as Tenant, dated effective June 1, 2013 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 21, 2013).
10.2†	Employment Agreement, dated effective as of January 1, 2016, between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.17 to our Form 10-K filed on March 31, 2017).
10.3†	Employment Agreement, dated effective as of July 27, 2018 between Deep Down, Inc. and Charles K. Njuguna (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on July 27, 2018).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1*	Subsidiary list.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Deep Down, Inc.
32.1#	Section 1350 Certification of the President and Chief Executive Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Chief Financial Officer of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

_________________________

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Deep Down, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Houston, Texas

April 15, 2019

We have served as the Company’s auditor since 2017.

DEEP DOWN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
ASSETS
Current assets:	December 31, 2018	December 31, 2017
Cash	$2,015	$3,939
Short term investment (certificate of deposit)	1,035	1,017
Accounts receivable, net of allowance of $10 and $10, respectively	4,388	4,142
Contract assets	1,931	925
Prepaid expenses and other current assets	621	302
Total current assets	9,990	10,325
Property, plant and equipment, net	9,691	12,352
Intangibles, net	56	63
Other assets	383	1,230
Total assets	$20,120	$23,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,982	$1,511
Contract liabilities	973	612
Current portion of long-term debt	9	–
Total current liabilities	2,964	2,123

Long-term debt (Auto loan)	47	–
Total long term liabilities	47	–
Total liabilities	3,011	2,123

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,706,010 and 15,438,660 shares issued, respectively	16	15
Additional paid-in capital	73,271	73,246
Treasury stock 2,027,217 and 2,002,417 shares, respectively, at cost	(2,062)	(2,040)
Accumulated deficit	(54,116)	(49,374)
Total stockholders' equity	17,109	21,847
Total liabilities and stockholders' equity	$20,120	$23,970

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
(In thousands, except per share amounts)	2018	2017

Revenues	$16,175	$19,478
Cost of sales:
Cost of sales	9,803	9,854
Depreciation expense	1,590	1,077
Total cost of sales	11,393	10,931
Gross profit	4,782	8,547
Operating expenses:
Selling, general and administrative	7,818	9,113
Asset impairment	1,890	–
Depreciation and amortization	282	271
Total operating expenses	9,990	9,384
Operating loss	(5,208)	(837)
Other income:
Interest income, net	35	56
Gain on sale of assets	439	576
Equity in net income of joint venture and other income	–	94
Total other income	474	726
Loss before income taxes	(4,734)	(111)
Income tax expense	(8)	(5)
Net loss	$(4,742)	$(116)

Net loss per share:
Basic	$(0.35)	$(0.01)
Fully diluted	$(0.35)	$(0.01)

Weighted-average shares outstanding:
Basic	13,553	14,233
Fully diluted	13,553	14,233

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2016	15,408	$15	$73,112	$(567)	$(49,258)	$23,302

Net loss	–	–	–	–	(116)	(116)
Restricted stock awards	30	–		–	–	–
Treasury shares purchased	–	–		(1,473)	–	(1,473)
Share-based compensation	–	–	134	–	–	134
Balance at December 31, 2017	15,438	$15	$73,246	$(2,040)	$(49,374)	$21,847

Net loss	–	–	–	–	(4,742)	(4,742)
Restricted stock awards	300	–	–	–	–	–
Shares surrendered to settle employee tax liabilities and retired	(32)	1	(31)	–	–	(30)
Treasury shares purchased	–	–	–	(22)	–	(22)
Share-based compensation	–	–	56	–	–	56
Balance at December 31, 2018	15,706	$16	$73,271	$(2,062)	$(54,116)	$17,109

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(4,742)	$(116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,872	1,348
Share-based compensation	56	134
Bad debt expense (recovery)	67	(22)
Equity in net income of joint venture and other income	–	(94)
Gain on disposal of assets	(439)	(576)
Loss on asset impairment	1,890	–
Changes in operating assets and liabilities:
Accounts receivable, net	(503)	1,919
Contract Assets	(1,006)	152
Prepaid expenses and other current assets	218	(6)
Other assets	210	(497)
Accounts payable and accrued liabilities	471	(267)
Contract liabilities	361	(2,737)
Net cash used in operating activities	(1,545)	(762)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	538	908
Payments received on employee receivable (included in other assets)	16	15
Advances	–	(94)
Purchases of property, plant and equipment	(882)	(2,940)
Cash used in short term investment	(18)	(12)
Cash distribution received from joint venture	–	94
Net cash used in investing activities	(346)	(2,029)

Cash flows from financing activities:
Principal payments on long-term debt	(11)	–
Cash paid for purchase of our common stock	(22)	(1,473)
Net cash used in financing activities	(33)	(1,473)
Change in cash	(1,924)	(4,264)
Cash, beginning of year	3,939	8,203
Cash, end of year	$2,015	$3,939

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock surrendered to settle employee payroll tax liabilities	$30	$–
Reclassification of equipment	$–	$3,117
Reclassification of a note receivable	$537	$553
Property, plant, and equipment acquired with debt	$67	$–
Property, plant, and equipment acquired in exchange for accounts receivable	$250	$–
Accounts receivable for sale of property, plant and equipment	$40	$–

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dollar and share amounts in the Notes to the Financial Statements are in thousands of dollars and shares, unless otherwise indicated, except per share amounts.

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

Deep Down, Inc., a Nevada corporation (“Deep Down Nevada”), and its directly wholly-owned subsidiary, Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); (collectively referred to as “Deep Down”, “we”, “us” or the “Company”), is an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, flotation and Remote Operated Vehicles (“ROVs”) and related services. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. Deep Down’s primary focus is on more complex deepwater and ultra-deepwater oil production distribution system support services and technologies, used between the platform and the wellhead.

Liquidity

As a deepwater service provider, our revenues, profitability, cash flows, and future rate of growth are generally dependent on the condition of the global oil and gas industry, and our customers’ ability to invest capital for offshore exploration, drilling and production and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. At times we enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delays in payments by significant customers or delays in completion of our contracts for any reason. While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective. We are dependent on our cash flows from operations to fund our working capital requirements and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations, which may require us to raise additional debt or equity capital. There can be no assurance that we could raise additional debt or equity capital.

During the fiscal years ended December 31, 2018 and 2017, we financed our capital needs through cash on hand and opportunistic sales of property, plant and equipment. As of December 31, 2018, our working capital was $7,026 compared to $8,202 as of December 31, 2017.

Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiaries for the years ended December 31, 2018 and 2017. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of these financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, contract assets and liabilities, impairments of long-lived assets, including intangibles, income taxes including the valuation allowance for deferred tax assets, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Segments

For the years ended December 31, 2018 and 2017, we only had one operating and reporting segment, Deep Down Delaware.

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

Our financial instruments consist primarily of cash, accounts receivables and payables, and notes receivable (included in other assets). The carrying values of cash, accounts receivables and payables approximated their fair values at December 31, 2018 and 2017 due to their short-term maturities. The carrying values of our notes receivable approximate their fair values at December 31, 2018 and 2017 because the interest rates approximate current market rates.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. We provide an allowance for doubtful accounts receivable based on a specific review of each customer’s accounts receivable balance with respect to their ability to make payments. Generally, we do not charge interest on past due accounts. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2018 and 2017, we estimated the allowance for doubtful accounts requirement to be $10. Bad debt expense (credit) totaled $67 and $(22) for the years ended December 31, 2018 and 2017, respectively.

Concentration of Revenues and Credit Risk

For the year ended December 31, 2018, our five largest customers accounted for 33 percent, 15 percent, 15 percent, 11 percent and 11 percent of total revenues. For the year ended December 31, 2017, our five largest customers accounted for 61 percent, 11 percent, 10 percent, 3 percent and 3 percent of total revenues. The loss of one or more of these customers could have a material impact on our results of operations and cash flows.

As of December 31, 2018, three of our customers accounted for 50 percent, 26 percent and 10 percent of total accounts receivable. As of December 31, 2017, three of our customers accounted for 37 percent, 17 percent and 12 percent of total accounts receivable.

Property Plant and Equipment

Property, plant and equipment (“PP&E”) is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is our policy to include amortization expense on assets acquired under capital leases with depreciation expense on owned assets. Additionally, we record depreciation and amortization expense related to revenue-generating assets as a component of cost of sales in the accompanying consolidated statements of operations.

If circumstances associated with our PP&E have changed or a significant event has occurred that may affect the recoverability of the carrying amount of our PP&E, an impairment indicator exists and we test the PP&E for impairment. Before testing for impairment, we group PP&E with other finite-lived long-lived assets (“long lived assets”) at the lowest level of identifiable cash flows that are largely independent of cash flows from other assets or groups of assets. Testing long-lived assets for impairment is a two-step process:

Step 1 - We test the long-lived asset or asset group for recoverability by comparing the carrying amount of the asset or asset group with the sum of the undiscounted future cash flows from use and the eventual disposal of the asset or asset group. If the carrying amount of the long-lived asset or asset group is determined to be greater than the sum of the undiscounted future cash flows from use and disposal, we would need to perform step 2.

Step 2 - If the long-lived asset or group of assets fails the recoverability test in step 1, we would record an impairment expense for the difference between the carrying amount and the fair value of the long-lived asset or asset group.

After considering the recent volatility in oil prices, our performance over the past few years, and strategic focus on our core business going forward, we conducted an evaluation of the carrying amount of certain of our long-lived assets. As a result of this evaluation, we recorded impairment charges in an aggregate amount of $2,320, of which $1,890 is reported as asset impairment and $430 as depreciation expense in cost of sales in the consolidated statements of operations related to construction in progress and certain equipment.

Additionally, we tested remaining long-lived assets for impairment but determined no additional impairment.

Equity Method Investments

Equity method investments in joint ventures are reported as investments in joint venture on the consolidated balance sheets, and our share of earnings or losses in the joint venture is reported as equity in net income or loss of joint venture in the consolidated statements of operations. We currently have no remaining investments in joint ventures.

Lease Obligations

We lease land, buildings, vehicles and certain equipment under non-cancellable operating leases.   Deep Down Delaware leases indoor manufacturing space and leases office, warehouse and operating space in Houston, Texas, under non-cancellable operating leases. Additionally, we lease space in Mobile, Alabama to house our 3,400 ton carousel system. We also lease certain office and other operating equipment under capital leases; the related assets are included with property, plant and equipment on the consolidated balance sheets.

At the inception of a lease, we evaluate the agreement to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for such an evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606 (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition. See further discussion in Note 2.

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

Share-Based Compensation

We record share-based awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period.  Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  At December 31, 2018 and 2017, we had one type of share-based employee compensation: restricted stock.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASC Topic 842”). Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

The new guidance is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2019 using the optional transition method (ASU 2018-11). Consequently, the Company's reporting for the comparative periods presented in the financial statements will continue to be in accordance with ASC Topic 840, Leases. The Company has substantially completed its evaluation of the impact on the Company’s lease portfolio.The adoption of this guidance will result in the addition of right-of-use assets and corresponding lease obligations to the consolidated balance sheet and will not have a material impact on the Company’s results of operations or cash flows.

ASC Topic 842 provides for certain practical expedients when adopting the guidance. The Company plans to elect the package of practical expedients allowing the Company, for all leases that commenced prior to the adoption date, to not reassess whether any expired or existing contracts are, or contain, leases, the lease classification for any expired or existing leases or initial direct costs for any expired or existing leases.

The Company plans to apply the land easements practical expedient allowing the Company to not assess whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under the existing leasing guidance. Instead, the Company will continue to apply its existing accounting policies to historical land easements. The Company elects to apply the short-term lease exception, therefore the Company will not record a right-of-use asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed, and instead recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Company plans to elect the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

The Company plans to elect to not capitalize any lease in which the estimated value of the underlying asset at commencement date is less than the company’s capitalization threshold. A lease would need to qualify for the low value exception based on various criteria.

As part of our assessment, we formed an implementation work team, conducted training for the relevant staff regarding the potential impacts of ASC Topic 842 and have substantially concluded our contract analyses and policy review. We engaged external resources to assist us in our efforts of completing the analysis of potential changes to current accounting practices and are in the process of implementing a new lease accounting system in connection with the adoption of the updated guidance. We also evaluated the impact of ASC Topic 842 on our internal control over financial reporting and other changes in business practices and processes. The Company is in the process of finalizing its catalog of existing lease contracts and implementing changes to its systems.

Upon adoption, the Company expects to record operating lease right-of-use assets in the range of approximately $4,700 to $5,100, representing the present value of future lease payments under operating leases with terms of greater than twelve months. The Company is continuing to evaluate the impact the pronouncement will have on the related disclosures.

NOTE 2: REVENUES: ADOPTION OF ASC 606, “REVENUE FROM CONTRACTS WITH CUSTOMERS”

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

Year Ended

	December 31, 2018	December 31, 2017
Fixed Price Contracts	$7,693	$6,599
Service Contracts	8,482	12,879
Total	$16,175	$19,478

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. As of December 31, 2018, we had no contracts whose term extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	December 31, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$9,697	$9,564
Estimated earnings on uncompleted contracts	10,787	10,741
	20,484	20,305
Less: Billings to date on uncompleted contracts	(19,526)	(19,992)
	$958	$313

Included in the accompanying consolidated balance sheets under the following captions:
Contract assets	$1,931	$925
Contract liabilities	(973)	(612)
	$958	$313

The balance in costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2018 and 2017 consisted primarily of earned but unbilled revenues related to fixed-price projects.

The balance in billings in excess of costs and estimated earnings on uncompleted contracts at December 31, 2018 and 2017 consisted primarily of unearned billings related to fixed-price projects.

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

As of December 31, 2018, all of our fixed price contracts are short-term in nature with a contract term of one year or less.

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

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2018	December 31, 2017	Range of Asset Lives
Buildings and improvements	285	285	7 - 36 years
Leasehold improvements	908	908	2 - 5 years
Equipment	18,640	19,012	2 - 30 years
Furniture, computers and office equipment	1,166	1,166	2 - 8 years
Construction in progress	158	2,127	–

Total property, plant and equipment	21,157	23,498
Less: Accumulated depreciation	(11,466)	(11,146)
Property, plant and equipment, net	$9,691	$12,352

Depreciation expense excluded from cost of sales in the accompanying consolidated statements of operations was $242 and $234 for the years ended December 31, 2018 and 2017, respectively. Depreciation expense included in cost of sales in the accompanying consolidated statements of operations was $1,590 and $1,077 for the years ended December 31, 2018 and 2017, respectively.

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated once they are placed in service. See discussion in Note 1 related to impairment of these assets.

NOTE 4: INCOME OR LOSS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net income or loss per common share calculation:

	Year Ended
	December 31,
	2018	2017
Numerator:
Net loss	$(4,742)	$(116)

Denominator:
Weighted average number of common shares outstanding	13,553	14,233
Denominator for diluted earnings per share	13,553	14,233

Net loss per common share outstanding, basic and fully diluted	$(0.35)	$(0.01)

At December 31, 2018 and 2017, there were no outstanding stock options convertible to shares of common stock, or any other potentially dilutive securities.

NOTE 5: SHARE-BASED COMPENSATION

The following table summarizes the activity of our nonvested restricted shares for the years ended December 31, 2018 and 2017:

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2016	240	$0.88
Granted	30	1.15
Vested	(20)	1.18
Nonvested at December 31, 2017	250	$0.50
Granted	300	0.79
Vested	(120)	0.83
Nonvested at December 31, 2018	430	$0.83

For the years ended December 31, 2018 and 2017, we recognized a total of $56 and $134, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards was $222 at December 31, 2018. These costs are expected to be recognized as expense over a weighted average period of 2.28 years. The unamortized estimated fair value of nonvested shares of restricted stock awards was $139 at December 31, 2017.

NOTE 6: TREASURY STOCK

On December 31, 2017, we had 2,002 shares of our outstanding common stock held in treasury.

On March 26, 2018, our Board of Directors authorized a repurchase program (the “Repurchase Program”) under which we could repurchase up to $1,000 of our outstanding stock. The Repurchase Program was funded from cash on hand and cash provided by operating activities.

During the quarter ended December 31, 2018, we repurchased 25 shares of our outstanding common stock at a total cost of $21 under this Repurchase Program. The average price per share of treasury stock purchased under the Repurchase program through December 31, 2018 was $0.86. Treasury shares are accounted for using the cost method.

On December 31, 2018, we had 2,027 shares of our outstanding common stock held in treasury.

An additional 228 shares of our outstanding common stock were repurchased in the quarter ended March 31, 2019, for an aggregate amount of $170.

The Repurchase Program expired on March 31, 2019.

NOTE 7: INCOME TAXES

Income tax expense is comprised of the following:

	Year Ended December 31,
	2018	2017
Federal:
Current	$–	$–
Deferred	2	1
Total	$2	$1
State:
Current	$8	$5
Deferred	(2)	(1)
Total	$6	$4
Total income tax expense (benefit)	$8	$5

Income taxes expense differs from the amount computed by applying the U.S. statutory income tax rate to loss before income taxes for the reasons set forth below.

	Year Ended December 31,
	2018		2017
Income tax expense at federal statutory rate	21.00%		34.00%
State taxes, net of federal benefit	(0.10	) %	2.52%
Valuation allowance	(25.08	) %	1,662.43%
Remeasurement of deferred taxes from 34% to 21%	0.00%		(1,710.52	) %
Research and development credits	3.87%		2.21%
Other permanent differences	(0.31	) %	(15.63	) %
Other, net	0.42%		20.84%
Total effective rate	(0.20	) %	(4.15	) %

Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Acts (“2017 Tax Act”), has significantly changed U.S. federal income tax laws. The 2017 Tax Act, among other things, reduced the corporate income tax rate from 34% to 21%, limits the deductibility of business interest expense and net operating losses, provides additional limitations on the deductibility of executive compensation, imposes a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated, and allows the immediate deduction of certain new investments instead of deductions for depreciation expense over time. As a result of the 2017 Tax Act, the Company recorded deferred tax expense of $1,900 (1,710.52%) related to the remeasurement of its net deferred tax assets from 34% to 21%, which was substantially offset by a corresponding $1,900 (1,662.43%) reduction in its deferred tax valuation allowance. The Company does not believe that the 2017 Tax Act will further impact its consolidated financial statements, however, its consolidated financial statements may change due to changes in interpretation of the 2017 Tax Act and additional regulatory guidance that may be issued.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follows:

	As of
	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$4,245	$3,255
R&D & other credit carryforwards	685	501
Share-based compensation	730	741
Intangible amortization	16	21
Allowance for bad debt	2	2
Other	16	8
Total deferred tax assets	$5,694	$4,528
Less: valuation allowance	(4,837)	(3,649)
Net deferred tax assets	$857	$879
Deferred tax liabilities:
Depreciation on property and equipment	$(857)	$(879)
Amortization of intangibles	–	–
Total deferred tax liabilities	$(857)	$(879)

Net deferred tax position	$–	$–

We have $19,809 of federal and $1,096 of state net operating loss (“NOL”) carryforwards and $685 in research and development and other credits available to offset future taxable income. These federal and state NOL’s will expire at various dates through 2036. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2018. Accordingly, we do not have any accruals for penalties or interest related to our tax returns. Should an examination or audit arise, we would evaluate the need for an accrual and record one, if necessary. Our tax returns from the tax years ended December 31, 2012 through December 31, 2017 are open to examination by the IRS.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain offices, facilities, equipment and vehicles under non-cancellable operating and capital leases expiring at various dates through 2023.

At December 31, 2018, future minimum contractual lease obligations were as follows:

Years ending December 31,:	Operating Leases
2019	1,372
2020	1,357
2021	1,350
2022	1,350
2023	571
Thereafter	–
Total minimum lease payments	$6,000

Rent expense for the years ended December 31, 2018 and 2017 was $1,373 and $1,445, respectively.

See discussion about our expected adoption of ASC 842 in Note 1.

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. We had no outstanding letters of credit at December 31, 2018 or 2017.

Employment Agreements

Our Chief Executive Officer and Chief Financial Officer (“Executives”) are employed under employment agreements containing severance provisions. In the event of termination of the Executives’ employment for any reason, the Executives will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the Executives are entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which the Executives are participants as of the date of termination.

In addition, subject to executing a general release in favor of the Company, the Executives will be entitled to receive certain severance payments in the event their employment is terminated by the Company “other than for cause” or by the Executives with “good reason.” These severance payments include: (i) a lump sum in cash equal to one to three times the Executives’ annual base salary; (ii) a lump sum in cash equal to one to two times the average annual bonus paid to the Executives for the prior two full fiscal years preceding the date of termination; (iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement, but no less than fifty percent of Executives’ annual base salary; and (iv) if the Executives’ termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the Executives shall immediately vest and become exercisable.

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred. A summary of the Company’s material legal proceedings is as follows:

On August 6, 2018, GE Oil and Gas UK Ltd (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involves alleged delays and defects in products manufactured by the Company for GE dating back to 2013. The Company disputes GE’s allegations and intends to vigorously defend itself against these allegations. Mediation took place on November 28, 2018, but no resolution was found. On February 22, 2019, GE initiated arbitration proceedings with the ICC. The total amount in dispute was originally $2,630, but as of GE’s latest filing with the ICC, the amount in dispute has been reduced to $2,252. The parties are in the process of filing preliminary submissions, and the arbitration date has not yet been set. At this point in the legal process, we do not believe a loss to us is probable therefore we have not recorded a liability related to this matter.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable, and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter-claim on March 20, 2013 in the aggregate amount of $1,000, for reimbursement of insurance payments allegedly made for repairs. Trial is scheduled for the week of April 22, 2019. At this point in the legal process, we do not believe a loss to us is probable therefore we have not recorded a liability related to this matter.

NOTE 9: SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

On February 26, 2019, we received a payment of $500 on our note receivable reported in prepaid and other current assets in the accompanying consolidated balance sheet as of December 31, 2018. The remaining portion of the note receivable of $37 is expected to be collected during 2019.

