Form 10-Q
period 2019-03-31
Deep Down, Inc.
filed 2019-05-13
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

At May 13, 2019, there were 13,390,680 shares outstanding of Common Stock, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Deep Down, Inc., a Nevada corporation (“Deep Down”), and its wholly-owned subsidiary Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”). Our current operations are primarily conducted under Deep Down Delaware.

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

ii

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2018, other periodic and current reports we have filed with the SEC, or this Report.

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed by our executive officers and directors pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.deepdowninc.com) as soon as reasonably practicable after we, or our executive officers and directors, have filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Report.

iii

iv

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value amounts)

ASSETS
Current assets:	March 31, 2019	December 31, 2018
Cash	$1,776	$2,015
Short term investment (certificate of deposit)	1,040	1,035
Accounts receivable, net of allowance of $10 and $10, respectively	6,981	4,388
Contract assets	827	1,931
Prepaid expenses and other current assets	148	621
Total current assets	10,772	9,990
Property, plant and equipment, net	9,328	9,691
Intangibles, net	55	56
Right-of-use operating lease assets	5,403	–
Other assets	354	383
Total assets	$25,912	$20,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,155	$1,982
Contract liabilities	1,037	973
Current lease liabilities	1,236	–
Current portion of long-term debt	9	9
Total current liabilities	4,437	2,964

Non-current lease liabilities	4,176	–
Long-term debt (Auto loan)	44	47
Total long term liabilities	4,220	47
Total liabilities	8,657	3,011

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,706,010 and 15,706,010 shares issued, respectively	16	16
Additional paid-in capital	73,375	73,271
Treasury stock, 2,255,330 and 2,027,217 shares, respectively, at cost	(2,232)	(2,062)
Accumulated deficit	(53,904)	(54,116)
Total stockholders' equity	17,255	17,109
Total liabilities and stockholders' equity	$25,912	$20,120

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2019	2018

Revenues	$6,300	$3,706
Cost of sales:
Cost of sales	3,765	2,218
Depreciation expense	277	354
Total cost of sales	4,042	2,572
Gross profit	2,258	1,134
Operating expenses:
Selling, general and administrative	1,995	1,911
Depreciation and amortization	68	77
Total operating expenses	2,063	1,988
Operating income (loss)	195	(854)
Other income:
Interest income, net	7	9
Gain on sale of property, plant and equipment	15	–
Total other income	22	9
Income (loss) before income taxes	217	(845)
Income tax expense	(5)	(5)
Net income (loss)	$212	$(850)

Net income (loss) per share:
Basic	$0.02	$(0.06)
Fully diluted	$0.02	$(0.06)

Weighted-average shares outstanding:
Basic	13,511	13,436
Fully diluted	13,511	13,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2017	15,438	$15	$73,247	$(2,040)	$(49,375)	$21,847

Net loss	–	–	–	–	(850)	(850)
Share-based compensation	–	–	4	–	–	4

Balance at March 31, 2018	15,438	$15	$73,251	$(2,040)	$(50,225)	$21,001

Balance at December 31, 2018	15,706	$16	$73,271	$(2,062)	$(54,116)	$17,109

Net income	–	–	–	–	212	212
Treasury shares purchased	–	–	–	(170)	–	(170)
Share-based compensation	–	–	104	–	–	104

Balance at March 31, 2019	15,706	$16	$73,375	$(2,232)	$(53,904)	$17,255

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$212	$(850)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	104	4
Depreciation and amortization	345	431
Gain on sale of property, plant and equipment	(15)	–
Non-cash lease expense	9	–
Changes in operating assets and liabilities:
Accounts receivable, net	(2,566)	(1,368)
Contract assets	1,104	666
Prepaid expenses and other current assets	(34)	64
Other assets	21	37
Accounts payable and accrued liabilities	173	(238)
Contract liabilities	64	(505)
Net cash used in operating activities	(583)	(1,759)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	15	–
Purchases of property, plant and equipment	–	(277)
Repayments on note receivable (included in Prepaid expenses and other current assets)	507	4
Short term investment - (certificate of deposit)	(5)	–
Net cash provided by (used in) investing activities	517	(273)

Cash flows from financing activities:
Principal payment on long-term debt	(3)	(1)
Cash paid for treasury shares purchased	(170)	–
Net cash used in financing activities	(173)	(1)
Change in cash	(239)	(2,033)
Cash, beginning of period	2,015	3,939
Cash, end of period	$1,776	$1,906

Supplemental schedule of non-cash investing and financing activities:
Property, plant and equipment sold in accounts receivable	$27	$–
Financing of property, plant and equipment	$–	$67

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its wholly-owned subsidiary (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain notes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Liquidity

The Company’s primary and potential sources of liquidity include cash on hand, cash from operating activities, and proceeds from opportunistic sales of non-core equipment. The Company’s cash as of March 31, 2019 and December 31, 2018 was $1,776 and $2,015, respectively.

The Company’s plans to mitigate its limited liquidity include: closely monitoring capital expenditures planned for the remainder of 2019 and beyond to conserve capital; possibly selling certain non-core equipment; further reducing administrative costs; and pursuing a line of credit to further supplement our operating requirements.

The Company’s operations are influenced by a number of factors that are beyond its control, including general conditions of the offshore energy sector, oil and gas operators’ willingness to spend development capital, and other factors that could adversely affect the Company’s financial position, results of operations and liquidity.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

Segments

For the three months ended March 31, 2019 and 2018, we had one operating and reporting segment, Deep Down Delaware.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, as modified by subsequently issued ASU No. 2018-19. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss ("CECL") model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. These ASUs affect an entity to varying degrees depending on the credit quality for the assets held by the entity, their duration and how the entity applies current US GAAP. These ASUs will become effective for us beginning January 1, 2020. We are currently evaluating the impact the adoption of this guidance will have on our financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements of fair value measurements. ASU 2018-13 is effective for us beginning January 1, 2020. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. We are currently evaluating the impact the adoption of this guidance will have on our financial statement disclosures.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated to determine if they will have a material impact on our financial position or results of operations.

NOTE 2:	LEASES: ADOPTION OF ASC 842, “LEASES”

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and subsequent amendments, which replaced existing lease guidance in US GAAP and requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for leases greater than twelve months and disclose key information about leasing arrangements. We adopted the standard on January 1, 2019 using the modified retrospective method and used the effective date as our date of initial application. Financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. There were no adjustments to opening retained earnings on adoption.

The Company leases certain properties, buildings and equipment under various arrangements that provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists of operating leases, which expire at various dates through 2023.

The new standard provides a number of optional practical expedients for transition. We elected the package of practical expedients under the transition guidance which permitted us not to reassess under the new standard our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under Topic 842. We also elected the practical expedient related to land easements, which allowed us not to reassess our current accounting treatment for existing agreements on land easements, which are not accounted for as leases. We did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

The new standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. We do not separate lease and non-lease components. We therefore elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we do not recognize ROU assets or lease liabilities. Some of these agreements contain variable payment provisions that depend on an index or rate, initially measured using the index or rate at the lease commencement date, and are therefore not included in our future minimum lease payments. These variable lease agreements include usage-based payments for equipment under service contracts and other properties.

Our long-term lease agreements do not contain any material restrictive covenants. Our equipment leases have remaining terms of between 1 year and 3 years, and property leases have remaining terms of between 1 year and 5 years. Some of these leases may include options to extend the leases, and some may include options to terminate the leases within 30 days. When we are not certain to exercise these renewal options, the options are not considered in determining the lease term, and associated payments are excluded from future minimum lease payments.

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and a portion is recorded in cost of sales, and the remainder is recorded in selling, general and administrative expenses.

	March 31, 2019	January 1, 2019
Assets:
ROU Assets	$5,403	$5,707

Liabilities:
Current lease liabilities	1,236	1,215
Non-current lease liabilities	4,176	4,492
Total lease liabilities	$5,412	$5,707

The components of our lease expense were as follows:

Operating lease expense included in Cost of sales	$306
Operating lease expense included in SG&A	66
Short term lease expense	65
Total lease expense	$437

As of March 31, 2019, we do not have any finance lease assets or liabilities, nor do we have any subleases

Other information related to operating leases were as follows:
Operating cash flows from operating leases	$370

Lease Term and Discount Rate:	March 31, 2019	January 1, 2019
Weighted average remaining lease (years) terms on operating leases	4.1	4.5
Weighted average discount rates on operating leases	5.374%	5.374%

During the first quarter, we did not have any sale/leaseback transactions.

Future lease payments under operating leases were as follows for the annual periods ending March 31:

2020	1,494
2021	1,489
2022	1,395
2023	1,411
2024	236
Thereafter	–
Total lease payments	6,025
Less: Interest	(613)
Present value of lease liabilities	5,412

NOTE 3:	REVENUES: ADOPTION OF ASC 606, “REVENUE FROM CONTRACTS WITH CUSTOMERS”

On January 1, 2018, we adopted ASC Topic 606 (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. There was no significant impact on the Company’s results of operations or financial position upon the adoption of ASC 606. We did not record any adjustments to opening retained earnings as of January 1, 2018 because the Company’s revenue recognition methodologies for both fixed price contracts (over time using cost to cost as an input measure of performance) and for service contracts (over time as services are performed) do not materially change by the adoption of the new standard.

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

	March 31, 2019	March 31, 2018
Fixed Price Contracts	$3,531	$1,843
Service Contracts	2,769	1,863
Total	$6,300	$3,706

Fixed price contracts

For fixed price contracts, we generally recognize revenue over time as we perform because of continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Additionally, in other fixed price contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment for work performed to date plus a reasonable profit in connection with delivery of products or services that do not have an alternative use to the Company.

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed and are generally required to be paid on a monthly basis. Payment terms for services are usually 30 days from invoice receipt, but during the recent downturn in the industry, some of our customers have begun instituting new payment terms of up to 60 days from invoice receipt.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. At March 31, 2019 and December 31, 2018, we had no contracts whose term extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	March 31, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$3,033	$9,697
Estimated earnings on uncompleted contracts	3,474	10,787
	6,507	20,484
Less: Billings to date on uncompleted contracts	(6,717)	(19,526)
	$(210)	$958

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$827	$1,931
Contract liabilities	(1,037)	(973)
	$(210)	$958

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

At March 31, 2019 and December 31, 2018, all of our fixed price contracts are short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment, net are summarized below:

	March 31, 2019	December 31, 2018	Range of Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	896	908	2 - 5 years
Equipment	19,016	18,640	2 - 30 years
Furniture, computers and office equipment	596	1,166	2 - 8 years
Construction in progress	45	158	–

Total property, plant and equipment	20,838	21,157
Less: Accumulated depreciation and amortization	(11,510)	(11,466)
Property, plant and equipment, net	$9,328	$9,691

NOTE 5:	LONG-TERM DEBT

In January 2018, we financed a new Company vehicle. The financed amount was $67 and is for a term of six years with an interest rate of 0.9%, with monthly payments of $1. The financing company will hold a lien on the vehicle until all payments have been made.

NOTE 6:	SHARE-BASED COMPENSATION

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

For the three months ended March 31, 2019 and 2018, we recognized a total of $104 and $4 respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized estimated fair value of unvested shares of restricted stock was $118 at March 31, 2019 and $222 at December 31, 2018. These costs are expected to be recognized as expense over a weighted-average period of 2.04 years.

At March 31, 2019 and December 31, 2018 there were no other unvested restricted shares or options.

NOTE 7:	TREASURY STOCK

On March 26, 2018, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand. During the three months ended March 31, 2019, 228 shares of our outstanding common stock were purchased under the Repurchase Program. The Repurchase Program expired on March 31, 2019.

NOTE 8:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At March 31, 2019 and December 31, 2018 management has recorded a full deferred tax asset valuation allowance.

NOTE 9:	COMMITMENTS AND CONTINGENCIES

From time to time we are involved in legal proceedings arising from the normal course of business. We expense or accrue legal costs as we incur them. A summary of our material legal proceedings is as follows:

On August 6, 2018, GE Oil and Gas UK Ltd (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR. The dispute involves alleged delays and defects in products manufactured by the Company for GE dating back to 2013. Mediation took place on November 28, 2018, but no resolution was reached. The original amount in dispute was $2,630, but as of GE’s latest filing with the ICC, the amount in dispute has been reduced to $2,252. The parties are in the process of filing preliminary submissions, and the arbitration date has not yet been set. The Company disputes GE’s allegations and intends to vigorously defend itself against these allegations. At this point in the legal process, we do not believe a loss to us is probable, therefore we have not recorded a liability related to this matter.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable, and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter-claim on March 20, 2013 in the aggregate amount of $1,000, for reimbursement of insurance payments allegedly made for repairs. Trial is scheduled for July 2019. At this point in the legal process, we do not believe a loss to us is probable, therefore we have not recorded a liability related to this matter.

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

At March 31, 2019 and 2018, there were no potentially dilutive securities outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements,” and is available on the SEC’s website. Dollar amounts are in thousands, except backlog amount.

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

Industry and Executive Outlook

We are pleased by our first quarter 2019 results, having generated our highest first quarter revenues in recent history as our customers begin executing new projects. These results attest to the cautious optimism exhibited across the offshore oil and gas industry of a coming recovery, and we remain cautiously optimistic about our ability to continue to generate improved results for the balance of 2019, and beyond.

Our customers have largely adapted their operations to the new normal of fluctuating oil prices, and are increasingly focused on new projects, as opposed to the past few years when they were mostly focused on maintaining their existing assets. However, given the pressures they are facing to return more cash to their shareholders, they continue to evaluate ways to reduce project execution costs, which has provided opportunities for us.

The oil and gas industry has seen a resurgence of mergers and acquisitions activity, creating fewer, but larger organizations. As service providers work through their consolidation, we are seeing opportunities arise, especially from customers who appreciate our ability to provide solutions in a nimble manner, compared to our significantly bigger competitors. We continue to educate both new and existing customers on the value we provide.

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

While our committed backlog for the balance of the year stands at $10 million, we are engaged in promising discussions with different customers and look forward to providing further updates in the coming months. We continue to maintain a solid balance sheet and remain committed to being the solutions provider of choice for our customers and the employer of choice for our employees, as we continue to seek to maximize value for our shareholders.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues. Revenues for the three months ended March 31, 2019 were $6,300 compared to revenues of $3,706 for the three months ended March 30, 2018. The $2,594, or 70 percent, increase was primarily the result of more projects in process during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Gross profit. Gross profit for the three months ended March 31, 2019 was $2,258, or 36 percent of revenues, compared to $1,134, or 31 percent of revenues, for the three months ended March 31, 2018. The $1,124, or 99%, increase in gross profit, and 5 percent increase in gross profit percentage, respectively, was due to increased revenues during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $1,995, or 32 percent of revenues, for the three months ended March 31, 2019 compared to $1,911, or 52 percent of revenues, for the three months ended March 31, 2018. The decrease in SG&A expense as a percent of revenues was due to higher revenues during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Modified EBITDA. Our management evaluates our performance based on a non-US GAAP measure which consists of earnings (net income or loss) available to common shareholders before net interest income, income taxes, non-cash share-based compensation expense, non-cash impairments, depreciation and amortization, other non-cash items and one-time charges (“Modified EBITDA”). This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying unaudited condensed consolidated statements of operations.

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

The following is a reconciliation of net income (loss) to Modified EBITDA (EBITDA loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$212	$(850)
Deduct interest income, net	(7)	(9)
Add depreciation and amortization	345	431
Add income tax expense	5	5
Add share-based compensation	104	4
Modified EBITDA (EBITDA loss)	$659	$(419)

The $1,078 increase in Modified EBITDA was due primarily to the increase in revenues and the resulting increase in gross profit during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Liquidity and Capital Resources

During the three months ended March 31, 2019 and March 31, 2018, we primarily financed our operating and capital needs through cash on hand.

During the three months ended March 31, 2019 we used $756 to fund our operating and financing activities. We used $583 in our operating activities, primarily due to a $2,566 increase in accounts receivable, partially offset by our net income and a decrease in our contract assets. We also used $173 in financing activities, primarily for repurchases of our outstanding stock. We generated $517 from our investing activities, primarily due to receipt of $507 in repayments on a note receivable.

During the three months ended March 31, 2018 we used $2,033 to fund our operating, investing and financing activities. We used $1,759 to fund our operating activities, primarily due to decreased customer orders. We also used $273 in investing activities, primarily for purchases of Property, Plant and Equipment (“PP&E”).

Through a combination of our current working capital of $6,335, cash expected to be generated from operations, potential opportunistic sales of PP&E in the future and reduction in our capital budget, we believe we will have adequate liquidity to meet our future operating requirements.

We also continue to engage in discussions with different financial institutions, in the event that we would need credit facilities to further supplement our operating requirements. There can be no assurance that we could obtain credit facilities, if needed.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates used in our financial statements relate to revenue recognition where we measure progress towards completion on cost-to-cost basis on our fixed-price contracts, the allowance for doubtful accounts, and the valuation allowance for deferred income tax assets. These estimates require judgments, which we base on historical experience and on various other assumptions, as well as specific circumstances. Estimates may change as new events occur, additional information becomes available or operating environments change.

Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

Except as set forth in Note 1 to our unaudited condensed consolidated financial statements, management has not yet determined whether recently issued accounting standards, which are not yet effective, will have a material impact on our condensed consolidated financial statements upon adoption.

Share Repurchase Program

On March 26, 2018, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand. During the three months ended March 31, 2019, 228,113 shares of our outstanding common stock were purchased under the Repurchase Program. The Repurchase Program expired on March 31, 2019

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of March 31, 2019, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except controls and procedures associated with the adoption of the Financial Accounting Standards Board Topic 842, Leases.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the normal course of business. We expense or accrue legal costs as we incur them. A summary of our material legal proceedings is as follows:

On August 6, 2018, GE Oil and Gas UK Ltd (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR. The dispute involves alleged delays and defects in products manufactured by the Company for GE dating back to 2013. Mediation took place on November 28, 2018, but no resolution was reached. The original amount in dispute was $2,630,000, but as of GE’s latest filing with the ICC, the amount in dispute has been reduced to $2,252,000. The parties are in the process of filing preliminary submissions, and the arbitration date has not yet been set. The Company disputes GE’s allegations and intends to vigorously defend itself against these allegations. At this point in the legal process, we do not believe a loss to us is probable, therefore we have not recorded a liability related to this matter.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270,000 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable, and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter-claim on March 20, 2013 in the aggregate amount of $1,000,000, for reimbursement of insurance payments allegedly made for repairs. Trial is scheduled for July 2019. At this point in the legal process, we do not believe a loss to us is probable, therefore we have not recorded a liability related to this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes information about our purchases of common stock, based on trade date, during the quarter ended

March 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - January 31	228,113	$0.7459	228,113	$808,609
February 1 - February 28	–	–	–	808,609
March 1 - March 31	–	–	–	–
Total activity for the three months ended March 31, 2019	228,113	$0.7459	228,113

On March 26, 2018, the Board of Directors authorized the repurchase of up to $1,000,000 of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand. The Repurchase Program expired on March 31, 2019.

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

Date: May 13, 2019
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

