Form 10-Q
period 2019-06-30
Deep Down, Inc.
filed 2019-08-14
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

At August 14, 2019, there were 13,390,680 shares outstanding of Common Stock, par value $0.001 per share.

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

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements. Forward-looking statements included in this Report speak only as of the date of this Report and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog;

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings;

•	We measure extent of progress towards completion to recognize revenue on our fixed price contracts, which could result in volatility in our results of operations;

•	A portion of our contracts may contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

•	Our operations could be adversely impacted by the continuing effects of government regulations;

•	International and political events may adversely affect our operations;

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

•	The departure of key personnel could disrupt our business;

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees; and

•	Unfavorable legal outcomes could have a negative impact on our business.

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

ii

iii

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value amounts)

ASSETS
Current assets:	June 30, 2019	December 31, 2018
Cash	$2,974	$2,015
Short term investment (certificate of deposit)	–	1,035
Accounts receivable, net of allowance of $10 and $10, respectively	5,148	4,388
Contract assets	1,219	1,931
Prepaid expenses and other current assets	200	621
Total current assets	9,541	9,990
Property, plant and equipment, net	8,994	9,691
Intangibles, net	53	56
Right-of-use operating lease assets	5,094	–
Other assets	327	383
Total assets	$24,009	$20,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,487	$1,982
Contract liabilities	242	973
Current lease liabilities	1,254	–
Current portion of long-term debt	9	9
Total current liabilities	2,992	2,964

Non-current lease liabilities	3,857	–
Long-term debt (Auto loan)	41	47
Total long term liabilities	3,898	47
Total liabilities	6,890	3,011

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,706,010 and 15,706,010 shares issued, respectively	16	16
Additional paid-in capital	73,399	73,271
Treasury stock, 2,315,330 and 2,027,217 shares, respectively, at cost	(2,280)	(2,062)
Accumulated deficit	(54,016)	(54,116)
Total stockholders' equity	17,119	17,109
Total liabilities and stockholders' equity	$24,009	$20,120

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018

Revenues	$5,269	$4,104	$11,568	$7,810
Cost of sales:
Cost of sales	3,022	2,211	6,787	4,429
Depreciation expense	282	242	559	596
Total cost of sales	3,304	2,453	7,346	5,025
Gross profit	1,965	1,651	4,222	2,785
Operating expenses:
Selling, general and administrative	2,007	1,745	4,001	3,662
Depreciation and amortization	70	58	138	129
Total operating expenses	2,077	1,803	4,139	3,791
Operating (loss) income	(112)	(152)	83	(1,006)
Other income:
Interest income, net	5	10	12	19
Gain on sale of property, plant and equipment	–	439	15	439
Total other income	5	449	27	458
(Loss) income before income taxes	(107)	297	110	(548)
Income tax expense	(5)	(5)	(10)	(10)
Net (loss) income	$(112)	$292	$100	$(558)

Net (loss) income per share:
Basic	$(0.01)	$0.02	$0.01	$(0.04)
Fully diluted	$(0.01)	$0.02	$0.01	$(0.04)

Weighted-average shares outstanding:
Basic	13,412	13,436	13,461	13,436
Fully diluted	13,412	13,436	13,461	13,436

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2017	15,438	$15	$73,246	$(2,040)	$(49,374)	$21,847

Net loss	–	–	–	–	(850)	(850)
Share-based compensation	–	–	5	–	–	5

Balance at March 31, 2018	15,438	$15	$73,251	$(2,040)	$(50,224)	$21,002

Net income	–	–	–	–	292	292
Share-based compensation	–	–	5	–	–	5

Balance at June 30, 2018	15,438	$15	$73,256	$(2,040)	$(49,932)	$21,299

Balance at December 31, 2018	15,706	$16	$73,271	$(2,062)	$(54,116)	$17,109

Net income	–	–	–	–	212	212
Treasury shares purchased	–	–	–	(170)	–	(170)
Share-based compensation	–	–	104	–	–	104

Balance at March 31, 2019	15,706	$16	$73,375	$(2,232)	$(53,904)	$17,255

Net loss	–	–	–	–	$(112)	$(112)
Treasury shares purchased	–	–	–	(48)	–	(48)
Share-based compensation	–	–	24	–	–	24

Balance at June 30, 2019	15,706	$16	$73,399	$(2,280)	$(54,016)	$17,119

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$100	$(558)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	128	10
Depreciation and amortization	697	725
Gain on sale of property, plant and equipment	(15)	(439)
Non-cash lease expense	17	–
Changes in operating assets and liabilities:
Accounts receivable, net	(760)	(842)
Contract assets	712	272
Prepaid expenses and other current assets	(89)	176
Other assets	39	205
Accounts payable and accrued liabilities	(495)	(667)
Contract liabilities	(731)	(371)
Net cash used in operating activities	(397)	(1,489)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	42	538
Purchases of property, plant and equipment	(7)	(559)
Repayments on note receivable (included in Prepaid expenses and other current assets)	510	8
Short term investment (certificate of deposit)	1,035	(9)
Net cash provided by (used in) investing activities	1,580	(22)

Cash flows from financing activities:
Principal payment on long-term debt	(6)	(5)
Cash paid for treasury shares purchased	(218)	–
Net cash used in financing activities	(224)	(5)
Change in cash	959	(1,516)
Cash, beginning of period	2,015	3,939
Cash, end of period	$2,974	$2,423

Supplemental schedule of non-cash investing and financing activities:
Addition of property, plant and equipment (non-cash)	$–	$317

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Liquidity

The Company’s primary and potential sources of liquidity include cash on hand, cash from operating activities, and proceeds from opportunistic sales of non-core equipment. The Company’s cash as of June 30, 2019 and December 31, 2018 was $2,974 and $2,015, respectively.

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

Segments

For the six months ended June 30, 2019 and 2018, we had one operating and reporting segment, Deep Down Delaware.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. These ASUs affect an entity to varying degrees depending on the credit quality for the assets held by the entity, their duration and how the entity applies current US GAAP. These ASUs will become effective for us beginning January 1, 2020. We are currently evaluating the impact the adoption of this guidance will have on our financial statements and related disclosures.

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

The new standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. For leases with an initial term of twelve months or less a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and instead recognize lease expense for such leases generally on a straight line basis over the lease term. We elected this short-term lease recognition exemption for all leases that qualify. We do not separate lease and non-lease components. Some of our agreements contain variable payment provisions that depend on an index or rate, initially measured using the index or rate at the lease commencement date, and are therefore not included in our future minimum lease payments. These variable lease agreements include usage-based payments for equipment under service contracts and other properties.

Our long-term lease agreements do not contain any material restrictive covenants. Our equipment leases have remaining terms of between 1 year and 3 years, and property leases have remaining terms of between 1 year and 5 years. Some of these leases may include options to extend the leases, and some may include options to terminate the leases within 30 days. When we are not reasonably certain to exercise these options, the options are not considered in determining the lease term, and associated payments are excluded from future minimum lease payments.

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

The accounting for some of our leases may require significant judgement, which includes determining whether a contract contains a lease, determining the incremental borrowing rate to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate and assessing the likelihood of renewal or termination options.

The following tables present information about our operating leases.

	June 30, 2019	January 1, 2019
Assets:
Right-of-use operating lease assets	$5,094	$5,707

Liabilities:
Current lease liabilities	1,254	1,215
Non-current lease liabilities	3,857	4,492
Total lease liabilities	$5,111	$5,707

The components of our lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Operating lease expense included in Cost of sales	$308	$614
Operating lease expense included in SG&A	64	130
Short term lease expense	172	237

Total lease expense	$544	$981

As of June 30, 2019, we do not have any finance lease assets or liabilities, nor do we have any subleases.

Other information related to operating leases were as follows:
Operating cash flows from operating leases	$741

Lease Term and Discount Rate:	June 30, 2019	January 1, 2019
Weighted-average remaining lease terms (years) on operating leases	3.8	4.5
Weighted-average discount rates on operating leases	5.374%	5.374%

During the second quarter, we did not have any sale/leaseback transactions.

Future minimum lease payments under non cancellable operating leases were as follows:	Twelve Months Ending
June 30,
2020	$1,494
2021	1,464
2022	1,399
2023	1,296
Thereafter	–
Total lease payments	5,653
Less: Interest	(542)
Present value of lease liabilities	$5,111

NOTE 3:	REVENUES: ADOPTION OF ASC 606, “REVENUE FROM CONTRACTS WITH CUSTOMERS”

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	June 30, 2019	June 30, 2018
Fixed Price Contracts	$2,878	$1,090
Service Contracts	2,391	3,014
Total	$5,269	$4,104

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	June 30, 2019	June 30, 2018
Fixed Price Contracts	$6,409	$2,933
Service Contracts	5,159	4,877
Total	$11,568	$7,810

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. At June 30, 2019 and December 31, 2018, we had no contracts whose term extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts.”

	June 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$2,930	$9,697
Estimated earnings on uncompleted contracts	2,964	10,787
	5,894	20,484
Less: Billings to date on uncompleted contracts	(4,917)	(19,526)
	$977	$958

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$1,219	$1,931
Contract liabilities	(242)	(973)
	$977	$958

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

At June 30, 2019 and December 31, 2018, all of our fixed price contracts are short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment, net are summarized below:

	June 30,	December 31,	Range of
	2019	2018	Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	896	908	2 - 5 years
Equipment	18,714	18,640	2 - 30 years
Furniture, computers and office equipment	902	1,166	2 - 8 years
Construction in progress	49	158

Total property, plant and equipment	20,846	21,157
Less: Accumulated depreciation and amortization	(11,852)	(11,466)
Property, plant and equipment, net	$8,994	$9,691

NOTE 5:	LONG-TERM DEBT

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

On June 24, 2019, our three independent members of the Board of Directors were each granted an option to purchase 50 share of our common stock at a price of $0.75 per share. The options will vest 25% on each of the following dates: August 31, 2019, November 30, 2019, February 29, 2020 and May 31, 2020. Once vested, the options are exercisable until June 24, 2024.

Summary of Shares of Restricted Stock

For the three months ended June 30, 2019 and 2018, we recognized a total of $24 and $5 respectively, of share based compensation related to restricted stock awards. For the six months ended June 30, 2019 and 2018, we recognized a total of $128 and $10 respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized estimated fair value of unvested shares of restricted stock was $94 at June 30, 2019 and $222 at December 31, 2018. These costs are expected to be recognized as expense over a weighted-average period of 1.80 years.

Summary of Stock Options

For the three and six months ended June 30, 2019 and 2018, no share-based compensation expense related to outstanding stock option awards was recognized. The share-based compensation expense will be recognized over the vesting period and will be included in selling, general and administrative expenses in the condensed consolidated statements of operations. The estimated fair value of non-vested stock options was $66 at June 30, 2019. This cost is expected to be recognized as an expense over the period ending May 31, 2020.

NOTE 7:	TREASURY STOCK

On March 26, 2018, the Board of Directors (the “Board”) authorized the repurchase of up to $1,000 of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand. During the six months ended June 30, 2019, 228 shares of our outstanding common stock were purchased under the Repurchase Program. The Repurchase Program expired on March 31, 2019. On May 2, 2019, the Company repurchased 60 shares from Mr. Randy Warner, who resigned as a member of the Board. The shares were repurchased at the price of $0.80 per share, which was the average closing price for the ten trading days prior to the date of repurchase.

NOTE 8:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At June 30, 2019 and December 31, 2018 management has recorded a full deferred tax asset valuation allowance.

NOTE 9:	COMMITMENTS AND CONTINGENCIES

From time to time we are involved in legal proceedings arising from the normal course of business. We expense or accrue legal costs as we incur them. A summary of our material legal proceedings is as follows:

On August 6, 2018, GE Oil and Gas UK Ltd (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR. The dispute involves alleged delays and defects in products manufactured by the Company for GE dating back to 2013. Mediation took place on November 28, 2018, but no resolution was reached. The original amount in dispute was $2,630, but as of GE’s latest filing with the ICC, the amount in dispute has been reduced to $2,252. The parties are in the process of filing preliminary submissions, and the arbitration is currently set for April 2020. The Company disputes GE’s allegations and intends to vigorously defend itself against these allegations. At this point in the legal process, we do not believe a loss to us is probable, therefore we have not recorded a liability related to this matter.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable, and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter-claim on March 20, 2013 in the aggregate amount of $1,000, for reimbursement of insurance payments allegedly made for repairs. Trial is scheduled for November 2019. At this point in the legal process, we do not believe a loss to us is probable, therefore we have not recorded a liability related to this matter.

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

For the three and six months ended June 30, 2019 and 2018 there were no potentially dilutive securities that were included in the computation of diluted earnings per share because either there were no stock options outstanding or their effect would be anti-dilutive.

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

Industry and Executive Outlook

We are pleased with the increase in our revenues and operating profitability for the first half of 2019, compared to the same period in 2018. This is despite oil and gas operators continuing to focus on reduced project execution costs. While we do face some pricing pressure from service providers willing to offer solutions at significantly reduced prices, we view the focus on streamlined project execution as an opportunity for us.

Oil and gas operators are increasingly choosing to invest in subsea tieback projects, which are projects where new developments are connected to existing infrastructure, rather than on projects with entirely new subsea infrastructure. Given our experience working with equipment manufactured by different companies, we enable our customers to evaluate different alternatives for their expansions, in some cases providing hybrid solutions using equipment from different manufacturers.

Our international expansion efforts continue to bear fruit. We recently announced our first contract with Shell in Trinidad and Tobago, and are involved in ongoing discussions on further opportunities in the region. We continue to pursue opportunities in West Africa, South East Asia and other emerging markets, and are encouraged by their local content requirements.

In July 2018, we announced that our Board of Directors had initiated a review of our strategic alternatives to maximize shareholder value, including a potential sale of the Company. During the review process, we engaged with a wide range of different parties, and received valuable feedback. As a result of the feedback we received, it was determined that it was in our best interest to reconstitute our Board of Directors, conclude the process, and renew our focus on our core business and on improving our profitability.

With a committed backlog of $10 million, a strong balance sheet, and the dedication of our employees, we remain confident in our ability to continue being a provider of choice for our customers, as we continue to seek to maximize value for our shareholders.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues. Revenues for the three months ended June 30, 2019 were $5,269 compared to revenues of $4,104 for the three months ended June 30, 2018. The $1,165, or 28 percent, increase was primarily the result of more projects in process during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

Gross profit. Gross profit for the three months ended June 30, 2019 was $1,965, or 37 percent of revenues, compared to $1,651, or 40 percent of revenues, for the three months ended June 30, 2018. The $314, or 20%, increase in gross profit was due primarily to increased revenues during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. However, despite the increased gross profit, there was a decrease in gross profit percentage due to a higher proportion of service projects in the 2018 period, compared to the 2019 period.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $2,007, or 38 percent of revenues, for the three months ended June 30, 2019 compared to $1,745, or 43 percent of revenues, for the three months ended June 30, 2018. The decrease in SG&A expense as a percent of revenues was due primarily to higher revenues during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The $262 increase in SG&A was primarily due to the $194 increase in legal expenses related to current litigation matters and increased SG&A labor for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

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

We believe Modified EBITDA is useful to investors in evaluating our operating performance because it is widely used to measure a company’s operating performance, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest); asset base (primarily depreciation and amortization); and actions that do not affect liquidity (share-based compensation expense from our operating results); and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net (loss) income to Modified EBITDA for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018
Net (loss) income	$(112)	$292
Deduct gain on sale of property, plant and equipment	–	(439)
Deduct interest income, net	(5)	(10)
Add depreciation and amortization	352	300
Add income tax expense	5	5
Add share-based compensation	24	5
Modified EBITDA	$264	$153

The $111 increase in Modified EBITDA was due primarily to the increase in revenues and the resulting increase in gross profit during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues. Revenues for the six months ended June 30, 2019 were $11,568 compared to revenues of $7,810 for the six months ended June 30, 2018. The $3,758, or 48 percent, increase was primarily the result of more projects in process during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

Gross profit. Gross profit for the six months ended June 30, 2019 was $4,222, or 36 percent of revenues, compared to $2,785, or 36 percent of revenues, for the six months ended June 30, 2018. The $1,437, or 52%, increase in gross profit was primarily due to increased revenues due to a larger number of projects during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $4,001, or 35 percent of revenues, for the six months ended June 30, 2019 compared to $3,662 or 47 percent of revenues, for the six months ended June 30, 2018. The decrease in SG&A expense as a percent of revenues was due to higher revenues during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The $339 increase in SG&A expense was primarily due to a $256 increase in legal expenses related to current litigation matters and increased SG&A labor for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

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

We believe Modified EBITDA is useful to investors in evaluating our operating performance because it is widely used to measure a company’s operating performance, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest); asset base (primarily depreciation and amortization); and actions that do not affect liquidity (share-based compensation expense from our operating results); and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net income (loss) to Modified EBITDA (EBITDA loss) for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
Net income (loss)	$100	$(558)
Deduct gain on sale of property, plant and equipment	(15)	(439)
Deduct interest income, net	(12)	(19)
Add depreciation and amortization	697	725
Add income tax expense	10	10
Add share-based compensation	128	10
Modified EBITDA (EBITDA loss)	$908	$(271)

The $1,179 increase in Modified EBITDA was due primarily to the increase in revenues and the resulting increase in gross profit during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Liquidity and Capital Resources

During the six months ended June 30, 2019 and June 30, 2018, we primarily financed our operating and capital needs through cash on hand.

During the six months ended June 30, 2019 we used $621 to fund our operating and financing activities. We used $397 in our operating activities, primarily due to a $495 decrease in account payable, and an increase of $760 in accounts receivable offset by our net income. We also used $224 in financing activities, primarily for repurchases of our outstanding stock. We generated $1,580 from our investing activities, primarily due to receipt of $510 in repayments on a note receivable, and maturity of our $1,035 certificate of deposit.

During the six months ended June 30, 2018, our trade accounts receivable increased by $842, impacting our cash position which declined by $1,516. This increase in trade accounts receivable reflected efforts by some of our larger customers to lengthen vendor payment terms. The decline in cash was also a result of a $667 decrease in our accounts payable and accrued liabilities.

Through a combination of our current working capital of $6,549, cash expected to be generated from operations, potential opportunistic sales of property, plant and equipment in the future and reduction in our capital budget, we believe we will have adequate liquidity to meet our future operating requirements.

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

Share Repurchase Program

On March 26, 2018, the Board of Directors (the “Board”) authorized the repurchase of up to $1,000 of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand. During the three months ended March 31, 2019, 228 shares of our outstanding common stock were purchased under the Repurchase Program. The Repurchase Program expired on March 31, 2019. On May 2, 2019, the Company repurchased 60 shares from Mr. Randy Warner, who resigned as a member of the Board. The shares were repurchased at the price of $0.80 per share, which was the average closing price for the ten trading days prior to the date of repurchase.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of June 30, 2019, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except controls and procedures associated with the adoption of the Financial Accounting Standards Board Topic 842, Leases.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the normal course of business. We expense or accrue legal costs as we incur them. A summary of our material legal proceedings is as follows:

On August 6, 2018, GE Oil and Gas UK Ltd (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR. The dispute involves alleged delays and defects in products manufactured by the Company for GE dating back to 2013. Mediation took place on November 28, 2018, but no resolution was reached. The original amount in dispute was $2,630,000, but as of GE’s latest filing with the ICC, the amount in dispute has been reduced to $2,252,000. The parties are in the process of filing preliminary submissions, and the arbitration date is currently set for April 2020. The Company disputes GE’s allegations and intends to vigorously defend itself against these allegations. At this point in the legal process, we do not believe a loss to us is probable, therefore we have not recorded a liability related to this matter.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270,000 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable, and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter-claim on March 20, 2013 in the aggregate amount of $1,000,000, for reimbursement of insurance payments allegedly made for repairs. Trial is scheduled for November 2019. At this point in the legal process, we do not believe a loss to us is probable, therefore we have not recorded a liability related to this matter.

ITEM 1A. RISK FACTORS

In July 2018, we announced that our Board of Directors (the “Board”) had initiated a process to explore and evaluate strategic alternatives to maximize stockholder value. During the review process, it was determined that it was in the company’s best interest to reconstitute the Board, and renew our focus on our core business and on improving our profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2018, the Board authorized the repurchase of up to $1,000,000 of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand. The Repurchase Program expired on March 31, 2019.

During the quarter ended June 30, 2019, we repurchased 60,000 shares of our common stock from Mr. Randy Warner, who resigned as a member of the Board, at a price of $0.80 per share.

During the quarter ended June 30, 2019, we repurchased 60,000 shares of our common stock from Mr. Randy Warner, who resigned as a member of the Board. The shares were repurchased at the price of $0.80 per share, which was the average closing price for the ten trading days prior to the date of repurchase.

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

Date: August 14, 2019
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

