Form 10-Q
period 2019-09-30
Deep Down, Inc.
filed 2019-11-12
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At November 12, 2019, there were 13,290,680 shares outstanding of Common Stock, par value $0.001 per share.

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

ii

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value amounts)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$1,782	$2,015
Short term investment (certificate of deposit)	–	1,035
Accounts receivable, net of allowance of $10 and $10, respectively	6,722	4,388
Contract assets	1,041	1,931
Prepaid expenses and other current assets	163	621
Total current assets	9,708	9,990
Property, plant and equipment, net	8,661	9,691
Intangibles, net	52	56
Right-of-use operating lease assets	4,626	–
Other assets	388	383
Total assets	$23,435	$20,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,439	$1,982
Contract liabilities	530	973
Current lease liabilities	1,167	–
Current portion of long-term debt	–	9
Total current liabilities	3,136	2,964

Non-current lease liabilities	3,481	–
Long-term debt (Auto loan)	–	47
Total long- term liabilities	3,481	47
Total liabilities	6,617	3,011

Commitments and contingencies (Note 9)	—	—

Stockholders' equity:
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,906,010 and 15,706,010 shares issued, respectively	16	16
Additional paid-in capital	73,471	73,271
Treasury stock, 2,615,330 and 2,027,217 shares, respectively, at cost	(2,280)	(2,062)
Accumulated deficit	(54,389)	(54,116)
Total stockholders' equity	16,818	17,109
Total liabilities and stockholders' equity	$23,435	$20,120

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$4,397	$3,912	$15,966	$11,722
Cost of sales:
Cost of sales	2,274	2,089	9,061	6,518
Depreciation expense	278	275	837	871
Total cost of sales	2,552	2,364	9,898	7,389
Gross profit	1,845	1,548	6,068	4,333
Operating expenses:
Selling, general and administrative	2,136	2,145	6,137	5,804
Depreciation and amortization	70	57	209	188
Total operating expenses	2,206	2,202	6,346	5,992
Operating loss	(361)	(654)	(278)	(1,659)
Other (loss) income:
Interest income, net	–	10	12	28
(Loss) Gain on sale of property, plant and equipment	(7)	–	8	439
Total (loss) other income	(7)	10	20	467
Loss before income taxes	(368)	(644)	(258)	(1,192)
Income tax expense	(5)	(5)	(15)	(15)
Net loss	$(373)	$(649)	$(273)	$(1,207)

Net loss per share:
Basic	$(0.03)	$(0.05)	$(0.02)	$(0.09)
Fully diluted	$(0.03)	$(0.05)	$(0.02)	$(0.09)

Weighted-average shares outstanding:
Basic	13,330	13,648	13,417	13,507
Fully diluted	13,330	13,648	13,417	13,507

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTH ENDED September 30, 2019 and 2018

(Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total
Balance at December 31, 2017	15,438	$15	$73,246	$(2,040)	$(49,374)	$21,847

Net loss	–	–	–	–	(850)	(850)
Share-based compensation	–	–	5	–	–	5
Balance at March 31, 2018	15,438	$15	$73,251	$(2,040)	$(50,224)	$21,002

Net income	–	–	–	–	292	292
Share-based compensation	–	–	5	–	–	5
Balance at June 30, 2018	15,438	$15	$73,256	$(2,040)	$(49,932)	$21,299

Net loss	–	–	–	–	(649)	(649)
Share-based compensation	–	–	5	–	–	5
Balance at September 30, 2018	15,438	$15	$73,261	$(2,040)	$(50,581)	$20,655

Balance at December 31, 2018	15,706	16	73,271	(2,062)	(54,116)	17,109

Net income	–	–	–	–	212	212
Treasury shares purchased	–	–	–	(170)	–	(170)
Share-based compensation	–	–	104	–	–	104
Balance at March 31, 2019	15,706	$16	$73,375	$(2,232)	$(53,904)	$17,255

Net loss	–	–	–	–	(112)	(112)
Treasury shares purchased	–	–	–	(48)	–	(48)
Share-based compensation	–	–	24	–	–	24
Balance at June 30, 2019	15,706	$16	$73,399	$(2,280)	$(54,016)	$17,119

Net loss	–	–	–	–	(373)	$(373)
Restricted stock awards	200	–	–	–	–	–
Share-based compensation	–	–	72	–	–	72
Balance at September 30, 2019	15,906	$16	$73,471	$(2,280)	$(54,389)	$16,818

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(273)	$(1,207)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	200	15
Depreciation and amortization	1,046	1,059
Gain on sale of property, plant and equipment	(8)	(439)
Non-cash lease expense	22	–
Changes in operating assets and liabilities:
Accounts receivable, net	(2,334)	931
Contract assets	890	(249)
Prepaid expenses and other current assets	(57)	180
Other assets	(31)	102
Accounts payable and accrued liabilities	(543)	(299)
Contract liabilities	(443)	(104)
Net cash used in operating activities	(1,531)	(11)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	88	538
Purchases of property, plant and equipment	(66)	(759)
Repayments on note receivable (included in Prepaid expenses and other current assets)	515	12
Short term investment (certificate of deposit)	1,035	(15)
Net cash provided by (used in) investing activities	1,572	(224)

Cash flows from financing activities:
Principal payment on long-term debt	(56)	(7)
Cash paid for treasury shares purchased	(218)	–
Net cash used in financing activities	(274)	(7)
Change in cash	(233)	(242)
Cash, beginning of period	2,015	3,939
Cash, end of period	$1,782	$3,697

Supplemental schedule of non-cash investing and financing activities:
Addition of property, plant and equipment (non-cash)	$–	$277

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts and shares in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Liquidity

The Company’s primary and potential sources of liquidity include cash on hand, cash from operating activities, and proceeds from opportunistic sales of property, plant and equipment (“PP&E”). The Company’s cash as of September 30, 2019 and December 31, 2018 was $1,782 and $2,015, respectively. The decrease in cash was largely the result of prolonged payment terms by some of our customers, which resulted in a $2,334 increase in our accounts receivable as of September 30, 2019 compared to December 31, 2018. As of September 30, 2019, our working capital was $6,572 compared to $7,026 as of December 31, 2018.

The Company’s plans to mitigate its limited liquidity include: closely monitoring capital expenditures planned for the remainder of 2019 and beyond to conserve capital, potential opportunistic sales of PP&E, further reducing administrative costs, and potentially pursuing a line of credit to further supplement our operating requirements.

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

Segments

For the nine months ended September 30, 2019 and 2018, we had one operating and reporting segment, Deep Down Delaware.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. These ASUs affect an entity to varying degrees depending on the credit quality for the assets held by the entity, their duration and how the entity applies current US GAAP. These ASUs will become effective for us beginning January 1, 2020. We do not expect these ASUs to have a material impact on our financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements of fair value measurements. ASU 2018-13 is effective for us beginning January 1, 2020. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. We do not expect ASU 2018-13 to have a material impact on our financial statement disclosures.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated to determine if they will have a material impact on our financial position or results of operations.

NOTE 2:	LEASES: ADOPTION OF ASU 842, “LEASES”

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

The new standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. For leases with an initial term of twelve months or less a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and instead recognize lease expense for such leases generally on a straight line basis over the lease term. We elected this short-term lease recognition exemption for all leases that qualify. We do not separate lease and non-lease components. Some of our agreements contain variable payment provisions (other than those that depend on an index or a rate, such as CPI) which are not included in our future minimum lease payments. These variable lease agreements include usage-based payments for equipment under service contracts and other properties.

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

ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and a portion is recorded in cost of sales, and the remainder is recorded in selling, general and administrative expenses.

The accounting for some of our leases may require significant judgement, which includes determining whether a contract contains a lease, determining the incremental borrowing rate to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate and assessing the likelihood of renewal or termination options.

During the third quarter ended September 30, 2019, we derecognized $164 in lease liabilities and ROU assets associated with a related party lease that was on a month-to-month basis.

As of September 30, 2019, we do not have any finance lease assets or liabilities, nor do we have any subleases.

The following tables present information about our operating leases.

	September 30, 2019	January 1, 2019

Assets:
Right-of-use operating lease assets	$4,626	$5,707

Liabilities:
Current lease liabilities	1,167	1,215
Non-current lease liabilities	3,481	4,492
Total lease liabilities	$4,648	$5,707

The components of our lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Operating lease expense included in Cost of sales	$312	$926
Operating lease expense included in SG&A	55	185
Short term lease expense	41	278

Total lease expense	$408	$1,389

As of September 30, 2019, we do not have any finance lease assets or liabilities, nor do we have any subleases.

Nine Months Ended
September 30, 2019
Other information related to operating leases were as follows:
Operating cash flows from operating leases	$(1,111)

Lease Term and Discount Rate:	September 30, 2019	January 1, 2019

Weighted-average remaining lease terms (years) on operating leases	3.69	4.5
Weighted-average discount rates on operating leases	5.374%	5.374%

During the third quarter, we did not have any sale/leaseback transactions.

Future minimum lease payments under non cancellable operating leases were as follows:	12 Months ending
September 30,

2020	$1,385
2021	1,387
2022	1,403
2023	942
Thereafter	–
Total lease payments	5,117
Less: Interest	(469)
Present value of lease liabilities	$4,648

NOTE 3:	REVENUES: ADOPTION OF ASC 606, “REVENUE FROM CONTRACTS WITH CUSTOMERS”

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. There was no significant impact on the Company’s results of operations or financial position upon the adoption of ASC 606. We did not record any adjustments to opening retained earnings as of January 1, 2018 because the Company’s revenue recognition methodologies for both fixed price contracts (over time using cost to cost as an input measure of performance) and for service contracts (over time as services are performed) do not materially change by the adoption of the new standard.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	September 30, 2019	September 30, 2018

Fixed Price Contracts	$3,012	$2,115
Service Contracts	1,385	1,797
Total	$4,397	$3,912

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	September 30, 2019	September 30, 2018

Fixed Price Contracts	$9,422	$5,048
Service Contracts	6,544	6,674
Total	$15,966	$11,722

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. At September 30, 2019 and December 31, 2018, we had no contracts whose term extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts.”

	September 30, 2019	December 31, 2018

Costs incurred on uncompleted contracts	$1,342	$9,697
Estimated earnings on uncompleted contracts	2,159	10,787
	3,501	20,484
Less: Billings to date on uncompleted contracts	(2,990)	(19,526)
	$511	$958

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$1,041	$1,931
Contract liabilities	(530)	(973)
	$511	$958

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

At September 30, 2019 and December 31, 2018, all of our fixed price contracts are short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment, net are summarized below:

	September 30, 2019	December 31, 2018	Range of Asset Lives

Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	896	908	2 - 5 years
Equipment	18,670	18,640	2 - 30 years
Furniture, computers and office equipment	902	1,166	2 - 8 years
Construction in progress	76	158
Total property, plant and equipment	20,829	21,157
Less: Accumulated depreciation and amortization	(12,168)	(11,466)
Property, plant and equipment, net	$8,661	$9,691

NOTE 5:	LONG-TERM DEBT

In January 2018, we financed a new Company vehicle. The financed amount was $67 and was for a term of six years with an interest rate of 0.9%, with monthly payments of $1. During the quarter ended September 30, 2019, the Company vehicle was sold to our former Chief Executive Officer and the outstanding balance of the debt was paid. The sale of the vehicle resulted in a $7 loss.

NOTE 6:	SHARE-BASED COMPENSATION

On July 27, 2018, we granted 300 shares of restricted stock to our Chief Financial Officer (“CFO”) who is now our current Chief Executive Officer (“CEO”) after our former officer resigned effective August 31, 2019. These shares had a fair value grant price of $0.79 per share, based on the closing price of our common stock on that day. These shares vest over three years in equal tranches on the anniversary date of his appointment to the role of the CFO, subject to continued service as an officer of the Company. For the three months ended September 30, 2019 and 2018, we recognized share based compensation expense of $20 and $14, respectively. We are amortizing the related share-based compensation of $237 over the three-year requisite service period.

On June 24, 2019, the three non-employee members of the Board of Directors (the “Board”) were each granted an option to purchase 50 shares of our common stock at a price of $0.75 per share. Fair value of these stock options was $0.44 per share at the date of grant. The options vested 25% on August 31, 2019, and the remainder is scheduled to vest in three tranches on November 30, 2019, February 29, 2020 and May 31, 2020, subject to the recipient’s continued service on the Board. Once vested, the options are exercisable until June 24, 2024.

On September 23, 2019, we granted 200 shares of restricted stock to our Chief Operating Officer (“COO”). These shares had a fair value grant price of $0.65 per share, based on the closing price of our common stock on that day. One fourth of the shares vested immediately and the remaining shares are scheduled to vest over three years in equal tranches on the anniversary date of his appointment to the role, subject to continued service as our COO. We recognized $33 in compensation expense for the quarter ended September 30, 2019 and we are amortizing the remaining share-based compensation of $64 over the three-year requisite service period as the shares vest.

On September 24, 2019, we granted our new CEO an option to purchase 150 shares of our common stock at a price of $0.65 per share. Fair value of these stock options was $0.39 per share at the date of grant. The options are scheduled to vest in two equal tranches on the first and second anniversaries of the grant subject to his continued service as our CEO. We recognized $0 in compensation expense for the quarter ended September 30, 2019 and we are amortizing the related share based compensation of $59 over the two-year requisite service period as the shares vest.

Summary of Shares of Restricted Stock

For the three months ended September 30, 2019 and 2018, we recognized a total of $55 and $5 respectively, of share based compensation related to restricted stock awards. For the nine months ended September 30, 2019 and 2018, we recognized a total of $183 and $15 respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The unamortized estimated fair value of unvested shares of restricted stock was $168 at September 30, 2019 and $222 at December 31, 2018. These costs are expected to be recognized as expense over a weighted-average period of 1.80 years.

Summary of Stock Options

For the three and nine months ended September 30, 2019, we recognized $17 in compensation expense related to outstanding stock option awards. The share-based compensation expense is recognized over the vesting period and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The estimated fair value of non-vested stock options was $108 at September 30, 2019 and $0 as of December 31, 2018. This cost is expected to be recognized as an expense over the period ending September 24, 2021.

NOTE 7:	TREASURY STOCK

On March 26, 2018, the Board authorized the repurchase of up to $1,000 of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand. During the three months ended March 31, 2019, 228 shares of our outstanding common stock were purchased at the price of $0.75 under the Repurchase Program. The Repurchase Program expired on March 31, 2019.

On May 2, 2019, the Company repurchased 60 shares from a former member of the Board. The shares were repurchased at the price of $0.80 per share, which was the average closing price for the ten trading days prior to the date of repurchase.

On September 1, 2019, the Company received 300 shares of common stock from our former CEO in exchange for certain previously impaired Company equipment ($0 carrying value at the time of exchange). No value was recorded to treasury stock because the assets had approximately $0 fair value at the time of the exchange.

NOTE 8:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At September 30, 2019 and December 31, 2018 management has recorded a full deferred tax asset valuation allowance.

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

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable, and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter-claim on March 20, 2013 in the aggregate amount of $1,000, for reimbursement of insurance payments allegedly made for repairs. Trial is scheduled for April 2020. At this point in the legal process, we do not believe a loss to us is probable, therefore we have not recorded a liability related to this matter.

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

For the three and nine months ended September 30, 2019 and 2018 there were no potentially dilutive securities that were included in the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTE 11:	RELATED PARTY TRANSACTIONS

On August 15, 2019, Mr. Ronald E. Smith, the Company's Founder, resigned as Chief Executive Officer and as a member of the Board, effective as of August 31, 2019.

In connection with Mr. Smith's resignation, the Company entered into a Transition Agreement with him, effective as of September 1, 2019 (the “Transition Agreement”). The Transition Agreement provides for Mr. Smith to serve as an independent consultant to the Company from September 1, 2019 through December 31, 2021. The Company agreed to pay Mr. Smith $42 per month, from September 1, 2019 through December 31, 2019, and $15 per month, from January 1, 2020 through December 31, 2021, in exchange for his future services.

Under the terms of the Transition Agreement, the Company agreed to pay Mr. Smith a severance payment of $250, which was fully accrued during the nine-month period ended September 30, 2019, and is payable in structured payments through December 31, 2019.

Additionally, under the terms of the Transition Agreement, the Company accepted 300 of Mr. Smith's shares of the Company’s common stock in exchange for certain previously impaired Company equipment ($0 carrying value at the time of the exchange). Because the assets had an approximate fair value of $0 at the time of the exchange no value was recorded to treasury stock. The Transition Agreement also provides for the Company to transfer a Company truck to Mr. Smith with the associated liability assumed by Mr. Smith. We recognized a $7 loss on this transaction.

In addition to the other payments provided for under the Transition Agreement, the Company also agreed to pay Mr. Smith 1.5% of the net sale or lease value of two carousels owned by Company, if such sale or lease occurs prior to December 31, 2021, unless those assets are sold or leased in conjunction with a sale of all or substantially all of the assets or stock of Deep Down, in which case no commission is due.

As part of the Transition Agreement, Mr. Smith is bound by certain non-disclosure and confidentiality provisions, and a non-compete and non-hire agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements,” and is available on the SEC’s website. Dollar and share amounts are in thousands, except backlog amount.

General

We are an oilfield products and services company specializing in complex deepwater and ultra-deepwater oil and gas production systems, serving the worldwide offshore exploration and production industry. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, buoyancy products and services, remotely operated vehicles (“ROVs”) and toolings. We support subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions.

Industry and Executive Outlook

While oil prices are not yet perceived to be at levels ideal for large scale offshore development, we are pleased with our ability to generate almost as much revenue during the first nine months of 2019 as we generated during the entire year of 2018. Our cost rationalization efforts also continue to bear fruit, as evidenced by reductions in our operating expenses, not including certain transaction costs incurred related to the resignation of the Company’s Founder, compared to the same period in 2018.

Following the conclusion of our strategic review process, our Company Founder and former Chief Executive Officer resigned as an officer and as a member of our board of directors, effective August 31, 2019 to pursue interests outside the oil and gas industry.

His departure coincided with a renewed focus on our core business, providing the opportunity for him to purchase non-core assets from the Company in exchange for some of his shares of the Company’s common stock. Consequently, we also streamlined our workforce to better align our human resources with our areas of focus. Our personnel changes also included the addition of a Chief Operating Officer, a new role for our organization.

These changes have also provided the opportunity to engage our employees, customers, and shareholders, in soliciting their feedback on our Company, to ensure our areas of focus are better aligned with their objectives. The feedback has been overwhelmingly positive, with our stakeholders being supportive of our renewed focus on our core business.

Our strategy for the future will center around strategic sales efforts, product and service excellence, and financial discipline. While we expect our solid reputation to continue generating incoming requests from customers, we plan to enhance our front end activities to strategically target new opportunities. To better serve our customers, we are also performing a deep dive into the full portfolio of our products, services, and rental equipment, to streamline our project execution and increase our competitiveness in the market. While there are various opportunities we could pursue in different areas, we intend to primarily pursue opportunities which align with our core competencies, and where we see a clear path to financial success.

As a result, while we will continue to pursue select international prospects, our immediate focus will be on opportunities we can successfully execute out of our Houston facility, and we expect to scale back our plans for expansion into the West African and Southeast Asian markets.

In light of increased bidding activity, a committed backlog of approximately $12 million and working capital of $6.6 million, we remain cautiously optimistic of our ability to create value for our stakeholders.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues. Revenues for the three months ended September 30, 2019 were $4,397 compared to revenues of $3,912 for the three months ended September 30, 2018. The $485, or 12 percent, increase was primarily the result of more projects during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

Gross profit. Gross profit for the three months ended September 30, 2019 was $1,845, or 42 percent of revenues, compared to $1,548, or 40 percent of revenues, for the three months ended September 30, 2018. The $297 increase in gross profit was due primarily to increased revenues during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

Selling, general and administrative expenses (“SG&A”). SG&A expenses were $2,136, or 49 percent of revenues, for the three months ended September 30, 2019, which included $349 in one-time expenses incurred in relation to the resignation of the Company’s Founder. SG&A expenses were $2,145, or 55 percent of revenues for the three months ended September 30, 2018. Excluding the one-time charges, SG&A expenses for the three months ended September 30, 2019 were $1,787, or 41 percent of revenues. The $358 decrease in regular SG&A expense included a $243 decrease in legal fees, as well as other expense reductions resulting from the Company’s continuous efforts to reduce operating expenses.

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

We believe Modified EBITDA is useful to investors in evaluating our operating performance because it is used to measure a company’s operating performance, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest); asset base (primarily depreciation and amortization); one-time events; and actions that do not affect liquidity (share-based compensation expense from our operating results); and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net loss to Modified EBITDA (EBITDA loss) for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018

Net loss	$(373)	$(649)
Deduct interest income, net	–	(10)
Add loss on sale of property, plant and equipment	7	–
Add one-time charges related to Founder’s resignation	349	–
Add depreciation and amortization	348	332
Add income tax expense	5	5
Add share-based compensation	72	5
Modified EBITDA (EBITDA loss)	$408	$(317)

The $725 increase in Modified EBITDA was due primarily to the increase in revenues, the resulting increase in gross profit and the reduction in SG&A expense during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues. Revenues for the nine months ended September 30, 2019 were $15,966 compared to revenues of $11,722 for the nine months ended September 30, 2018. The $4,244, or 36 percent, increase was primarily the result of more projects during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Gross profit. Gross profit for the nine months ended September 30, 2019 was $6,068, or 38 percent of revenues, compared to $4,333, or 37 percent of revenues, for the nine months ended September 30, 2018. The $1,735 increase in gross profit was primarily due to increased revenues resulting from a larger number of projects during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Selling, general and administrative expenses (“SG&A”). SG&A expenses were $6,137, or 38 percent of revenues, for the nine months ended September 30, 2019, which included $349 in one-time expenses incurred in relation to the resignation of the Company’s Founder. SG&A expenses were $5,804, or 50 percent of revenues for the nine months ended September 30, 2018. Excluding the one-time charges, SG&A expenses for the nine months ended September 30, 2019 were $5,788, or 36 percent of revenues. The $16, or 14 percent of revenues, decrease in regular SG&A expense resulted from the Company’s continuous efforts to reduce operating expenses.

Modified EBITDA.

The following is a reconciliation of net loss to Modified EBITDA (EBITDA loss) for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018

Net loss	$(273)	$(1,207)
Deduct gain on sale of property, plant and equipment	(8)	(439)
Deduct interest income, net	(12)	(28)
Add one-time charges related to Founder’s resignation	349	–
Add depreciation and amortization	1,046	1,059
Add income tax expense	15	15
Add share-based compensation	200	15
Modified EBITDA (EBITDA loss)	$1,317	$(585)

The $1,902 increase in Modified EBITDA was due primarily to the increase in revenues and the resulting increase in gross profit during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Liquidity and Capital Resources

During the nine months ended September 30, 2019 and September 30, 2018, we primarily financed our operating and capital needs through cash on hand.

During the nine months ended September 30, 2019 we used $1,805 to fund our operating and financing activities. We used $1,531 in our operating activities, primarily due to an increase of $2,334 in accounts receivable and $543 decrease in accounts payable. We also used $274 in financing activities, primarily for repurchases of our outstanding stock. We generated $1,572 from our investing activities, primarily due to maturity of our $1,035 certificate of deposit and receipt of $515 in repayments on a note receivable.

The increase in accounts receivable was the result of prolonged payment terms by some of our customers. Following the end of the quarter ended September 30, 2019, during October 2019 we collected $3,193 from our customers.

Through a combination of our current working capital of $6,572, cash expected to be generated from operations, potential opportunistic sales of property, plant and equipment in the future, reduction in our capital budget, and continuous efforts to reduce our operating expenses, we believe we will have adequate liquidity to meet our future operating requirements.

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

Share Repurchases

On March 26, 2018, the Board of Directors (the “Board”) authorized the repurchase of up to $1,000 of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand. During the three months ended March 31, 2019, 228 shares of our outstanding common stock were purchased at the price of $0.75 under the Repurchase Program. The Repurchase Program expired on March 31, 2019.

On May 2, 2019, the Company repurchased 60 shares from a former member of the Board. The shares were repurchased at the price of $0.80 per share, which was the average closing price for the ten trading days prior to the date of repurchase.

On September 1, 2019, the Company received 300 shares of common stock from our former Chief Executive Officer in exchange for certain previously impaired Company equipment ($0 carrying value at the time of exchange). No value was recorded to treasury stock because the assets had a fair value of approximately $0 at the time of the exchange.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of September 30, 2019, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270,000 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable, and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter-claim on March 20, 2013 in the aggregate amount of $1,000,000, for reimbursement of insurance payments allegedly made for repairs. Trial is scheduled for April 2020. At this point in the legal process, we do not believe a loss to us is probable, therefore we have not recorded a liability related to this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On July 27, 2018, we granted 300,000 shares of restricted stock to our Chief Financial Officer and current Chief Executive Officer. These shares have a fair value grant price of $0.79 per share, based on the closing price of our common stock on that day. These shares vest over three years in equal tranches on the anniversary date of his appointment to the role, subject to continued service as an officer of the Company. We are amortizing the related share-based compensation of $237,000 over the three-year requisite service period. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act, which exempts issuances not involving a public offering.

On June 24, 2019, the three non-employee members of the Board were each granted an option to purchase 50,000 shares of our common stock at a price of $0.75 per share. Fair value of these stock options was $0.44 per share at the grant date. The options vested 25 percent on August 31, 2019, and the remainder is scheduled to vest in three tranches on November 30, 2019, February 29, 2020 and May 31, 2020, subject to the recipient’s continued service on the Board. Once vested, the options are exercisable until June 24, 2024. We are amortizing the related share-based compensation of $66,000 over the one year requisite service period. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act, which exempts issuances not involving a public offering.

On September 23, 2019, we granted 200,000 shares of restricted stock to our Chief Operating Officer. These shares have a fair value grant price of $0.65 per share, based on the closing price of our common stock on that day. One-fourth of the shares vested immediately and the remaining shares are scheduled to vest over three years in equal tranches on the anniversary date of his appointment to the role, subject to continued service as our Chief Operating Officer. We are amortizing the related share-based compensation of $97,500 over the three-year requisite service period as the shares vest. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act, which exempts issuances not involving a public offering.

On September 24, 2019, we granted our Chief Executive Officer an option to purchase 150,000 shares of our common stock at a price of $0.65 per share. Fair value of these stock options was $0.39 per share at the grant date. The options are scheduled to vest in two equal tranches on the first and second anniversaries of the grant, subject to his continued service as our Chief Executive Officer. We are amortizing the related share-based compensation of $58,500 over the two-year requisite service period as the shares vest. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act, which exempts issuances not involving a public offering.

Repurchases

On March 26, 2018, the Board authorized the repurchase of up to $1,000,000 of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand. During the three months ended March 31, 2019, 228,000 shares of our outstanding commons stock were purchased at the price of $0.75 under the Repurchase Program. The Repurchase Program expired on March 31, 2019.

On May 2, 2019, the Company repurchased 60,000 shares from a former member of the Board. The shares were repurchased at the price of $0.80 per share, which was the average closing price for the ten trading days prior to the date of repurchase.

On September 1, 2019, the Company received 300,000 shares of common stock from our former Chief Executive Officer in exchange for certain previously impaired Company equipment ($0 carrying value at the time of exchange). No value was recorded to treasury stock because the assets had a fair value of approximately $0 at the time of the exchange.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Date: November 12, 2019
	By:	/s/ Charles K. Njuguna
Charles K. Njuguna
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

	By:	/s/ Matthew A. Auger
Matthew A. Auger
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1*	Certification of Charles K. Njuguna, President, Chief Executive Officer and Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*

Statement of Charles K. Njuguna, President, Chief Executive Officer and Chief Financial Officer, furnished pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

