Form 10-K
period 2019-12-31
Deep Down, Inc.
filed 2020-03-30
CIK 1110607

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑

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

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $7,630,675.50.

At March 30, 2020, the registrant had 12,541,365 outstanding shares of common stock, par value $0.001 per share.

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

The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog;

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings;
•	The volatility of oil and natural gas prices;

•	Our use of percentage-of-completion accounting could result in volatility in our results of operations;

•	A portion of our contracts may contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

ii

•	Our operations could be adversely impacted by the continuing effects of government regulations;

•	International and political events may adversely affect our operations;

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

•	The departure of key personnel could disrupt our business;

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

•	Unfavorable legal outcomes could have a negative impact on our business; and

•	Impact of global health crises, including epidemics and pandemics.

iii

PART I

ITEM 1.	Business.

General

Deep Down, Inc., a Nevada corporation (the “Company”, “Deep Down”, “we”, “our” and “us”), is a leading oilfield products and services company providing solutions for the world’s energy and offshore industries. Primary operations are conducted under Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), which is a wholly-owned subsidiary of the Company.

Deep Down’s website address is www.deepdowninc.com. The Company makes available, free of charge on its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes them to, the Securities and Exchange Commission (the “SEC”). Paper or electronic copies of these documents may be obtained upon request by contacting the Company. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company, at www.sec.gov.

Business Overview

Deep Down is a leading oilfield products and services company providing solutions for the world’s energy and offshore industries. The Company’s primary focus is on complex deepwater and ultra-deepwater support services and subsea distribution products used between the production facility and the wellhead. Deep Down supports subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. The Company also offers subsea equipment storage, system integration testing, subsea installation services and equipment rental, umbilical manufacturing, and more. The Company’s broad line of solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national oil and gas companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field.

Deep Down’s goal is to provide superior services and products to its customers in a safe, cost-effective, and timely manner. The Company believes there is significant demand for, and brand name recognition of, its established services and products due to the technical capabilities, reliability, cost-effectiveness, timeliness of delivery and execution, and operational efficiency features of these solutions.

For the years ended December 31, 2019 and 2018, the Company had only one operating and reporting segment, Deep Down Delaware.

Services

Deep Down supports all aspects of subsea field development with its engineering and project management services, including the design, installation, and retrieval of subsea equipment and systems, connection and termination operations, well-commissioning services, and construction support. The Company works closely with all customers to provide the fastest, safest, and most cost-effective solutions to a variety of complex issues. The Company also serves a range of customers, including oil and gas operators, installation contractors, and subsea equipment manufacturers.

Project Management and Engineering. Deep Down’s project managers and engineers have extensive experience and knowledge with a proven track record to support customers both on and offshore. Particularly, the Company specializes in the design and engineering of steel tube flying leads, umbilicals, flexible and rigid risers, flowlines, and jumpers. Deep Down’s comprehensive subsea engineering services oversee all project requirements from conception to final commissioning, including offshore participation during installation to ensure proper execution and safe completion of projects.

Spooling Services. Deep Down’s engineering teams provide the planning, supervision, specialized equipment, and coordination with offshore installation personnel for a customer’s pull-in and spooling needs. The Company has the ability to manage every stage of the process from terminations, spooling operation, installation, testing, monitoring, and pull-in for umbilicals and flying leads.

Testing and Commissioning Services. The Company is capable of performing all aspects of testing related to connecting the umbilical termination assemblies, performing installations, and completing the commissioning of the system thereafter. This includes initial factory acceptance testing, extended factory acceptance testing, and system integration testing, and offshore installation and commissioning services. The Company also offers a variety of pumping systems to meet industry needs and offer maximum flexibility to ensure a safe and efficient commissioning program.

Storage Management. Deep Down’s facility in Houston, Texas covers more than 255,000 square feet on 23 acres, offering high quality warehousing capacity, external storage, and a strategic location in Houston's Ship Channel area. Among other capabilities, the Company provides long-term specialized contract warehousing, long and short-term storage, material handling equipment, integrated inventory management, packing, and labeling.

The Company also leases a 6,500 square foot shore-based facility located in Mobile, Alabama. The Mobile site is used to store customer products and allows for full system integration testing of equipment prior to deployment offshore.

Equipment Refurbishment and Intervention Services. The Company provides refurbishment and repurposing of recovered subsea equipment and associated support services for offshore interventions. As an emergency or intervention arises, the stored asset is engineered, reconfigured, and tested per customer specifications. Additionally, Deep Down has developed a suite of proprietary equipment and tools available to address the critical offshore needs of its customers and minimize production disruptions due to unplanned events. A Deep Down service technician is then sent out with the equipment to support the offshore campaign.

Products

Deep Down designs, manufactures, fabricates, inspects, assembles, tests, and installs subsea distribution equipment used by major integrated, large independent, and foreign national oil and gas companies in offshore areas throughout the world. The Company’s products are used during exploration, development, and production operations on offshore drilling rigs, installation and intervention vessels, and as part of the permanently installed subsea production infrastructure.

Flying Leads. Deep Down designs, manufactures, and installs flying leads, particularly steel tube flying leads. The Company’s flagship product, the Loose Steel Tube Flying Lead (“LSFL®”), was developed to eliminate the residual memory left in traditional flying leads due to the bundling process. The loose lay of the tubes is more compliant allowing the bundle to lay flat on the sea floor and follow the prescribed lay path precisely. Deep Down employs the patented Moray® termination system on each end of the LSFL®. The Moray® termination is a lightweight, high-strength, configurable, and field serviceable framework used to connect any commercially available Multi-Quick Connect (“MQC”) plate to the LSFL® bundle.  The Moray® termination assembly offers several cost and time saving benefits over traditional competitive solutions that allow the Company to lower the total installed cost of customer projects.

Umbilical Hardware. Deep Down designs and fabricates lightweight and compact umbilical hardware that covers the entire scope of a project’s needs from the topside platform to the subsea connection. The Company’s Umbilical Termination Assembly (“UTA”) and new compliant UTA allows the installation team to terminate the umbilical with a higher degree of quality, place the critical components of the base unit on the reel or on the carousel, and handle it with additional ease and safety. The UTA can then be combined with the mud mat assembly easily and offers both first-end stab and hinge-over features as well as yoke second end landing. Deep Downs’s termination services offer the ability to refurbish existing topside umbilical terminations from multiple manufacturers and provide a completely new connection, thus extending the life of the umbilical and the subsea field. Bend Stiffener Latchers™ (“BSL®”) are designed to secure a dynamic umbilical to an existing or standard flange offering significant cost savings and without the need for modification to the rig interface or the use of divers. The quick-release and locking mechanism allows a single ROV to engage or disengage the locking mechanism resulting in significant savings to the customer.

Riser Isolation Valves and Subsea Isolation Valve Services. Deep Down's Riser Isolation Valve (“RIV”) and Subsea Isolation Valve (“SSIV”) control systems are unique solutions that provide platform personnel hydraulic control and electrical indication for subsea production valves. These systems provide numerous advantages to the customer including emergency shutdown capabilities, valve positioning monitoring systems, and auxiliary positions for spare and/or future field development.

In addition to fabrication of these systems, Deep Down provides subsea installation engineering, consulting, and service personnel to support customers, installation contractors, valve vendors, and more. The Deep Down team provides commissioning and technical assistance to customers and platform personnel and seeks to ensure that the systems are working properly.

Installation Aids. The Company has developed an extensive array of installation aids, including flying lead installation systems, tensioners, lay chutes, buoyancy modules, clump weights, mud mats, pumping and testing skids, control booths, fluid drum carriers, under-rollers, 200 ton, 400 ton, 3,400 ton, and 3,500 ton carousels, running and parking deployment frames, termination shelters, pipe straighteners, Subsea Deployment Basket System (SDB®), Horizontal Drive Units (“HDU”), and Rapid Deployment Cartridges (“RDC”).

Non-Helical Umbilical®. Deep Down's patented Non-Helical Umbilical (“NHU®”) can be manufactured according to project specifications using super duplex tubes in standard sizes and in any configuration of hydraulic, electrical, or optical elements.  It is intended for long-term infield (static) or short-term dynamic service applications. Multiple tubes may be fed into the patented Deep Down NHU® manufacturing mechanism, bundled, then extruded with a high-density polyethylene outer jacket.

The proprietary NHU® manufacturing concept is fully containerized, portable and easily transported for setup virtually anywhere in the world. The ability to manufacture in close proximity to subsea fields offers the benefits of reduced lead times, the use of smaller installation vessels, increased local content where applicable, and more favorable economics.

Manufacturing

Our primary operations are located at a 255,000 sq. ft. facility on 23 acres in Houston, Texas, where we have been since 2013. In addition to increasing our production capacity, this facility provided the space to build our steel tube flying lead (“STFL”) overhead tracking system. This system enables us to easily move STFLs from station to station during production for welding, X-ray and factory acceptance testing. We have also significantly expanded our clean, stainless steel welding and tube bending environment, which is separated from all carbon steel fabrication.

We have a 12’x60’ wet testing tank, adding the capability to test products and rigging with buoyancy scenarios in the water. Featuring filtered water and underwater lighting, this testing tank enables us to launch and test small ROVs and ROV operations.

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

We are not dependent on any one customer or group of customers. The amount and variety of our products and services required in a given period by a customer depends upon its capital expenditure budget as well as the results of competitive bids. Consequently, a customer may account for a material portion of revenues in one period and may represent an immaterial portion of revenues in a subsequent period. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on the results of our operations.

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

Competition

The principal competitive factors in the petroleum drilling, development and production, and maritime equipment markets are quality, reliability, and reputation of the product, price, technology, and timely delivery. We face significant competition from other manufacturers of exploration, production, and maritime equipment. Several of our primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources and have a longer history in the manufacturing of these types of equipment.

Employees

At March 30, 2020, we had a total of 48 full-time employees. We also work with a pool of contractors who enable us to scale our operations at short notice, as business needs demand. Our employees are not covered by collective bargaining agreements and we generally consider our employee relations to be good. Our operations depend in part on our ability to attract a skilled labor force. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force and increases in the wage rates that we pay or both.

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

Increased concerns about the environment have resulted in offshore drilling in certain areas being opposed by environmental groups, and certain areas have been restricted. To the extent that new or additional environmental protection laws that prohibit or restrict offshore drilling are enacted and result in increased costs to the oil and gas industry in general, our business could be materially affected. In addition, these laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liabilities for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for our acts that were in compliance with all applicable laws at the time such acts were performed. Compliance with environmental laws and regulations may require us to obtain permits or other authorizations for certain activities and to comply with various standards or procedural requirements.

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

Our operating facility is located at 18511 Beaumont Highway, Houston, Texas 77049 (“Highway 90”). Our Highway 90 facility consists of approximately 23 acres of land and includes 255,000 sq. ft. of indoor manufacturing and storage space. We have a 10-year lease on our Highway 90 facility, which commenced in June 2013 at a base rate of $90,000 per month, adjustable based on the CPI, for the remainder of the lease term. Additionally, we lease, on a month-to-month basis, 6,500 square feet of storage space in Mobile, AL to house our 3,400-ton carousel system for $5,000 per month.

We believe that our current space is suitable, adequate and of sufficient capacity to support our current operations.

ITEM 3.	Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the normal course of business. We expense or accrue legal costs as we incur them. A summary of our material legal proceedings is as follows:

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involves alleged delays and defects in products manufactured by the Company for GE dating back to 2013. The Company disputed GE’s allegations and vigorously defended itself against these allegations. Mediation took place on November 28, 2018 but was not resolved. On February 22, 2019, GE initiated arbitration proceedings with the ICC. The total amount in dispute was originally $2,630,000 but was later reduced to $2,252,000. On February 26, 2020 the parties agreed in principle to settle the dispute, and the parties are working toward finalizing the terms of a definitive settlement agreement. The Company therefore accrued a liability related to this matter in the amount of $750,000 for the year ended December 31, 2019.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270,000, alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable, and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter-claim on March 20, 2013 in the aggregate amount of $1,000,000, for reimbursement of insurance payments allegedly made for repairs. The parties have not reached a resolution on this matter. At this point, it is not clear as to whether an unfavorable outcome is either probable or remote, and the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss if the outcome should be unfavorable.

ITEM 4.	MINE SAFETY DISCLOSUREs

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the QB Tier of the OTC Markets Group (the “OTCQB”) under the symbol “DPDW.” Quotations for our common stock on the OTCQB represent quotations between dealers without adjustment for retail markup, mark down or commissions, and may not represent actual transactions.

Stockholders of Record

As of March, 30, 2020, there were approximately 1,100 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for working capital for the growth of our operations.

Issuer Purchases of Equity Securities

The table below summarizes information about our purchases of common stock, based on trade date, during the quarter ended December 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
October 1 - October 31	–	$–	–	$–
November 1 - November 30	–	–	–	–
December 1 - December 31	5,500	0.6300	5,500	716,451
Total for three months ended December 31, 2019	5,500	$0.6300	5,500

(1)	An additional 743,815 shares of outstanding common stock were repurchased in the first quarter of 2020, for an aggregate purchase price of $524,091.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Deep Down is an oilfield product and services company specializing in complex deepwater and ultra-deepwater support services and subsea distribution products used between the production facility and the wellhead. Our core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services.  Additionally, our highly experienced, specialized service teams can support subsea engineering, installation, commissioning, and maintenance projects located anywhere in the world.

Industry and Executive Outlook

The oilfield services industry is dependent on the capital and operating expenditure programs of oil and gas companies. The decision for oil and gas companies to cut back or accelerate their exploration, drilling, and production operations is substantially driven by the overall condition of the oil and gas industry. The industry has historically been characterized by fluctuations in oil and gas prices driven by a legion of market forces; however, 2019 offered a glimpse of hope as offshore activity showed signs of recovery. The offshore drilling and production environment can be slower to react given the long-term nature of projects, but sustained periods of relative oil price stability permitted companies to move forward with certain offshore projects.

As a result, the Company increased revenue and gross profit by 17% and 42%, respectively, from 2018 to 2019. While we are encouraged by these improving results, the Company remains focused on continuing to grow revenue and exercise cost discipline.

The Company expects this progress will be challenged by recent global events that have applied significant pressure to oil prices. In particular, oil prices have reacted unfavorably to the spread of the COVID-19 virus, Russia’s decision not to follow the proposal to decrease oil production at the OPEC meeting in March 2020, and Saudi Arabia’s announcement shortly thereafter to flood the market with discounted oil. The Company acknowledges that a sustained lower oil price environment could cause exploration and production companies to either significantly reduce or delay their operating and capital spending programs, especially when coupled with restricted travel to mitigate against the spread of COVID-19.

Deep Down’s revenue is tied to offshore projects sanctioned by their customers, and these recent events could potentially cause delays for the Company’s existing projects as well as reduce the number of prospective projects awarded to the Company. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delays in payments by significant customers or delays in completion of our contracts for any reason.

In light of recent developments in the oil and gas industry, with estimates of up to a 35% reduction in capital expenditure budgets through the rest of the year, the Company has adjusted its strategy to prepare for a longer cycle of lower oil prices while maintaining adequate support for our existing projects.

In particular, the Company completed a strategic review in 2019, which included measures to manage costs by reducing its workforce and limiting overhead spend and R&D efforts to only critical items. In addition, the Company is actively pursuing further cost reduction opportunities to preserve liquidity.

In July 2018, the Company’s Board of Directors initiated a review of strategic alternatives to maximize shareholder value. Following the conclusion of the strategic review process in August 2019, the Company’s founder resigned to pursue other business interests outside the oil and gas industry. The Company subsequently made leadership changes, with a renewed focus on growth of the Company’s core business.

Deep Down currently has a backlog of approximately $10 million worth of projects in-house, in addition to a number of projects which are in the final stages of negotiations or yet to be awarded based on customer schedules. However, the Company notes that the service-related component of our revenue continues to increase compared to project-based work. Service-related work is typically short-term in nature and not represented in backlog. Even so, we are especially pleased by orders we have recently received from new customers, both domestic and international. Our efforts to increase the proportion of work we perform directly for operators and end-users have continued to bear fruit, with the majority of our new orders being directly from end-users.

The Company continues to invest, when appropriate, in a variety of assets for use in its production facility. Concurrently, the Company also reviews and evaluates its assets on a periodic basis to identify equipment that no longer meets the operational needs of the business. As such, the Company recorded impairment charges of $396,000 during the year ended December 31, 2019 related to equipment for products that are no longer aligned with our current strategy.

Moving forward, Deep Down is committed to continue providing unparalleled product and service solutions that exceed the expectations of its customers. The Company will utilize its enhanced sales efforts to strategically target new opportunities that align with its core competencies. This will enable the Company to continue exercising cost discipline and streamlining its product and service offerings to optimize project execution, increase competitiveness in the marketplace, and achieve financial success.

All remaining dollar and share amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars and shares, unless otherwise indicated.

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2019	2018	$	%
Revenues	$18,915	$16,175	$2,740	17%

The 17 percent increase in revenue is primarily the result of increased offshore activity in 2019, compared to the level of projects executed in 2018.

Cost of sales and gross profit

	Year Ended December 31,		Increase (Decrease)
	2019	2018	$	%
Cost of sales	$12,118	$11,393	$725	6%
Gross profit	$6,797	$4,782	$2,015	42%
Gross profit %	36%	30%	–	6%

The increase in gross profit percentage is primarily due to higher revenue relative to the Company’s cost of sales, some of which is fixed, and a larger proportion of higher margin service work and equipment rental during the year ended December 31, 2019.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $1,105 and $1,590 for the years ended December 31, 2019 and 2018, respectively.  The year-over-year decrease in depreciation was primarily due to the prior year, including $430 of depreciation related to the Company’s determination that certain equipment had no remaining useful life.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2019	2018	$	%
Selling, general & administrative	$8,926	$7,818	$1,108	14%
Selling, general & administrative as a % of revenues	47%	48%	$–	(1)%

The increase in selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2019 was due to charges of $940 and $349 related to legal proceedings and expenses associated with the resignation of the Company’s founder, respectively. These expenses were partially offset by cost containment measures introduced in response to a renewed focus on the Company’s core business.

Asset Impairment

For the year ended December 31, 2019, the Company recorded impairment charges of $396 related to equipment identified as non-strategic to the core operations of the business. For the year ended December 31, 2018, the Company recorded impairment charges of $1,890 related to equipment classified as construction in progress, which was the result of an impairment analysis conducted by the Company.

Interest income, net

Net interest income for the year ended December 31, 2019 was $12 compared to net interest income of $35 for the year ended December 31, 2018. The decrease of $23 is due to a lower balance on certain notes receivable.

Gain on sale of assets

During the years ended December 31, 2019 and 2018, the Company recorded gains of $7 and $439, respectively, related to vehicles and equipment sold by the Company.

Modified EBITDA

Deep Down management evaluates company performance based on a non-GAAP measure, which consists of earnings (net income or loss) available to common shareholders before net interest expense or income, income taxes, non-cash share-based compensation expense, non-cash impairments, depreciation and amortization, other non-cash items, and non-recurring charges (“Modified EBITDA”). This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying consolidated statements of operations.

The Company believes Modified EBITDA is useful to investors because it is widely used to measure a company’s operating performance, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure, and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest); asset base (primarily depreciation and amortization and asset impairment); and actions that do not affect liquidity (share-based compensation expense, equity in net income or loss of joint venture) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net loss to Modified EBITDA (Loss) for the years ended December 31, 2019 and 2018 (certain prior year amounts have been excluded to conform to the current year presentation):

	Year Ended December 31,
	2019	2018
Net loss	$(2,774)	$(4,742)
Deduct: Interest income, net	(12)	(35)
Add: Income tax (benefit) expense	(8)	8
Add: Depreciation & amortization	1,381	1,872
Add: Share-based compensation	250	56
Add: Asset impairment	396	1,890
Deduct: Gain on sale of asset	(7)	(439)
Add: Litigation accrual	940	–
Add: One-time charges related to founder's resignation	349	–

Modified EBITDA (Loss)	$515	$(1,390)

Modified EBITDA increased by $1,905 in 2019 compared to 2018. The increase in Modified EBITDA is primarily due to the increase in revenue and gross profit during 2019 as compared to 2018.

Liquidity and Capital Resources

As a deepwater service provider, our revenues, profitability, cash flows, and future rate of growth are generally dependent on the condition of the global oil and gas industry, and our customers’ ability to invest capital for offshore exploration, drilling and production and maintain or increase levels of expenditures for maintenance of offshore drilling and production facilities. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. At times we enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delays in payments by significant customers or delays in completion of our contracts for any reason. While our objective is to enter into contracts with our customers that are cash flow positive, we may not always be able to achieve this objective. We are dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations, which may require us to raise additional debt or equity capital. There can be no assurance that we could raise additional debt or equity capital.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, capital expenditures, and the repurchase of the Company’s shares. During the fiscal year ended December 31, 2019, the Company reported an increase of $1,508 in cash and cash equivalents.  The Company generated $237 in net cash provided by operating activities primarily due to improvements in cost containment measures. The Company generated $1,549 in net cash provided by investing activities, which included $88 in proceeds from the sale of Property, Plant and Equipment (“PP&E”) offset by $91 in the purchase of PP&E, $1,035 received on the maturity of a short term investment, and $517 received from payment of a note receivable. The Company also used $278 of net cash in financing activities, which included $222 for the repurchase of outstanding stock and $56 for payments on a motor vehicle loan.

During the fiscal year ended December 31, 2018, the Company reported a decrease of $1,924 in cash and cash equivalents. The Company used $1,545 of net cash in operating activities primarily due to decreased customer orders. The Company used $346 of net cash in investing activities, which included $882 in purchases of PP&E offset by $538 in proceeds from the sale of equipment, and cash receipts from a note receivable. The Company also used $33 of net cash in financing activities, which included $22 for the repurchase of outstanding stock and $11 for payments on a motor vehicle loan.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand and cash expected to be generated from operations and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments. However, given the abrupt decline in oil prices and global economic activity caused by COVID-19, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company will continue to pursue the cost containment initiatives resulting from the strategic review process concluded in 2019, which included measures to manage costs by reducing its workforce and limiting overhead spend and R&D efforts to only critical items. In addition, the Company is actively pursuing further cost reduction opportunities to preserve liquidity.

Summary of Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires us to make estimates and judgments that may affect assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and related allowances, contract assets and liabilities, impairments of long-lived assets, including intangibles, income taxes including the valuation allowance for deferred tax assets, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Property, plant and equipment

Property, plant and equipment (“PP&E”) is stated at cost, net of accumulated depreciation, amortization and related impairments. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is our policy to include amortization expense on assets acquired under finance leases with depreciation expense on owned assets. Additionally, we record depreciation and amortization expense related to revenue-generating assets as a component of cost of sales in the accompanying consolidated statements of operations.

If circumstances associated with our PP&E have changed or a significant event has occurred that may affect the recoverability of the carrying amount of our PP&E, an impairment indicator exists, and we test the PP&E for impairment. Before testing for impairment, we group PP&E with other finite-lived long-lived assets (“long-lived assets”) at the lowest level of identifiable cash flows that are largely independent of cash flows from other assets or groups of assets. Testing long-lived assets for impairment is a two-step process:

Step 1 - We test the long-lived asset group for recoverability by comparing the carrying amount of the asset group with the sum of the undiscounted future cash flows from use and the eventual disposal of the asset group. If the carrying amount of the long-lived asset group is determined to be greater than the sum of the undiscounted future cash flows from use and disposal, we would need to perform step 2.

Step 2 - If the long-lived group of assets fails the recoverability test in step 1, we would record an impairment expense for the difference between the carrying amount and the fair value of the long-lived asset group.

Prior to performing the impairment analysis of our long-lived assets on a group level as of December 31, 2019, the Company conducted an evaluation of the carrying amount of certain specific long-lived assets that are non-strategic to the core operations of the business and recorded impairment charges of $396. The Company did not record any further impairment of its long-lived assets.

For the year ended December 31, 2018, the Company conducted an evaluation of the carrying amount of certain long-lived assets after considering the volatility in oil prices at the time, the Company’s performance over the past few years, and strategic focus on core business operations going forward. As such, the Company recorded impairment charges in an aggregate amount of $2,320 related to construction in progress and certain equipment, of which $1,890 is reported as an asset impairment and $430 as depreciation expense in cost of sales in the consolidated statements of operations.

Revenue Recognition

On January 1, 2018, we adopted ASC Topic 606 (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606.

There was no significant impact on the Company’s results of operations or financial position upon the adoption of ASC 606. We did not record any adjustments to opening accumulated deficit as of January 1, 2018 because the Company’s revenue recognition methodologies for both fixed price contracts (over time using cost to cost as an input measure of performance) and for service contracts (over time as services are incurred) do not materially change by the adoption of the new standard.

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

Fixed price contracts

For fixed price contracts, we generally recognize revenue over time as we perform because of continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. In our fixed price contracts, the customer either controls the work in process or we deliver products with no alternative use to the Company and have rights to payment for work performed to date plus a reasonable profit as evidenced by contractual termination clauses.

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

Contract balances

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded based on the extent of progress towards completion but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones. Billings in excess of costs and estimated earnings on uncompleted contracts arise when milestone billings are permissible under the contract, but the related costs have not yet been incurred. All contract costs are recognized currently on jobs formally approved by the customer and contracts are not shown as complete until virtually all anticipated costs have been incurred and the risk of loss has passed to the customer.

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. For the years ending 2019 and 2018, there were no contracts with terms that extended beyond one year.

Allowance for Doubtful Accounts

The Company provides an allowance on trade receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period.  At December 31, 2019 and 2018, the Company estimated the allowance for doubtful accounts requirement to be $50 and $10, respectively.  Bad debt expense totaled $20 and $67 for the years ended December 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements are included in Note 1, “Description of Business and Summary of Significant Accounting Policies and Estimates”, Note 2, “Leases”, and Note 3, “Revenue from Contracts with Customers”, of the Notes to Consolidated Financial Statements included in this Report.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of December 31, 2019, based on revisions and updates issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to its report entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting.  The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2019.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our directors and executive officers as of December 31, 2019:

Name	Age	Position Held with Deep Down
Charles K. Njuguna	42	President, Chief Executive Officer, Chief Financial Officer, and Director
Micah Simmons	43	Chief Operating Officer
Mark Carden	61	Chairman of the Board of Directors
David J. Douglas	56	Director
Neal I. Goldman	75	Director

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

Charles K. Njuguna, President, Chief Executive Officer, Chief Financial Officer, and Director. Mr. Njuguna has served as the Company’s Chief Executive Officer since September 2019 following Mr. Ronald Smith’s resignation. Since September 2017, Mr. Njuguna has served as the Company’s Chief Financial Officer. Mr. Njuguna joined the Company in early 2012 to manage the Company’s corporate accounting activities, was later appointed to manage all of the Company’s commercial activities, and was subsequently promoted to Business Manager, with oversight for a wide range of financial, operational and administrative functions. Additionally, Mr. Njuguna has over 20 years of international business experience, including various operational and financial management roles in Africa, the UK and the US. Mr. Njuguna holds an MBA from the University of Texas at Austin.

Mr. Njuguna is qualified to serve as a director based on his in-depth knowledge of the Company’s operations and his international business experience.

Micah Simmons, Chief Operating Officer. Mr. Simmons has served as the Company’s Chief Operating Officer since September 2019. Mr. Simmons was the Vice President of Project Management for Global Operations in Siemens Oil and Gas, based in Houston, Texas. Mr. Simmons led the global project organization, with responsibility for project strategy, execution, processes, and governance across ten factories. While at Siemens he was charged with building the project management organization to improve customer satisfaction and project results across legacy Siemens and Dresser-Rand factories. Prior to Siemens, Mr. Simmons spent 20 years with TechnipFMC most recently as a Vice President, Global Supply and led teams of hundreds of employees over the course of his career in Malaysia, Norway and Houston, including those focused on subsea manifolds and pipeline systems. Mr. Simmons earned an MBA from the Darden Graduate School of Business Administration at the University of Virginia and a Bachelor of Science in Mechanical Engineering at Texas A&M University. He is licensed as a professional engineer in Texas.

Mark Carden, Chairman of the Board of Directors. Mr. Carden has served as Chairman of the Board since September 30, 2017. Mr. Carden joined the Board as an independent director effective May 1, 2014, and was appointed Chairman of the Audit Committee of the Board of Directors. Mr. Carden was a Partner at Coopers & Lybrand, LLP, now PricewaterhouseCoopers, LLP and held multiple senior-level financial positions specializing in electric and gas utilities from 1981 to 1999; he most recently served as Chief Operating Officer, Global Energy Assurance Practice. Additionally, Mr. Carden was one of three CPAs in the US selected to serve a two-year fellowship at the Financial Accounting Standards Board from 1991 to 1993. Mr. Carden holds a BBA from Texas A&M University. He is currently the Executive Pastor and Elder at Clear Creek Community Church, in League City, Texas. Mr. Carden is also a member of the Compensation Committee.

Mr. Carden is qualified for service on the Board based on his experience and expertise in management, notably his knowledge of the energy market and business strategy, and is a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

David J. Douglas, Director.

Mr. Douglas joined the Board as an independent director effective April 16, 2019. Mr. Douglas is the Principal of Jamaka Capital Management, LLC, the Company’s largest institutional investor. Mr. Douglas has over 30 years of investment experience as a principal including 25 years in the family office industry. Mr. Douglas is a graduate of the University of Pennsylvania’s Wharton School earning a BS in Economics, Magna Cum Laude. Mr. Douglas is a member of the Audit and Compensation Committees.

Mr. Douglas is qualified to serve as a director based on his significant finance and investment experience.

Neal I. Goldman, Director.

Mr. Goldman joined the Board as an independent director effective April 16, 2019. Mr. Goldman is the President and Founder of Goldman Capital Management, Inc., a family office since 2018, which was previously an investment advisory firm founded in 1985. Mr. Goldman is a Chartered Financial Analyst (CFA). Mr. Goldman received his B.A. degree in Economics from The City University of New York (City College). Mr. Goldman is a member of the Audit and Compensation Committees.

Mr. Goldman is qualified to serve as a director based on his significant finance and investment background.

Corporate Governance

Code of Ethics

The Company has adopted Codes of Ethical Conduct that apply to all its directors, officers (including its chief executive officer, chief operating officer, controller and any person performing such functions) and employees. The Company has previously filed copies of these Codes of Ethical Conduct and they can be located pursuant to the information shown in the Exhibit list items 14.1 and 14.2 to this Report. Copies of the Company’s Codes of Ethical Conduct may also be obtained at the Investors section of the Company’s website, www.deepdowninc.com, or by written request addressed to the Corporate Secretary, Deep Down, Inc., PO Box 1389, Crosby, TX 77049. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Vice President of Finance or Controller by posting such information on the Company’s website. Information contained on the website is not part of this Report.

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

Delinquent Section 16(a) Reports

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

Based solely on the Company’s review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors and greater-than ten percent beneficial owners during the year ended December 31, 2019 were in compliance.

Item 11.	Executive Compensation

The following table sets forth information concerning total compensation earned in the years ended December 31, 2019 and 2018 by each person who served as our Principal Executive Officer (“PEO”) during 2019, and our other executive officer during the year ended December 31, 2019 (collectively, our “Named Officers”).

Summary Compensation Tables for the years ended December 31, 2019 and 2018

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation (1) (2)	Total
Ronald Smith,	2019	$347,234	$–	$300,858	$648,092
Founder and former Chief Executive Officer	2018	$493,845	$–	$62,552	$556,397
Charles K. Njuguna,	2019	$273,079	$65,000	$38,892	$376,971
President, Chief Executive Officer, and Chief Financial Officer	2018	$246,157	$90,000	$59,558	$395,715
Micah Simmons,	2019	$61,250	$32,500	$5,214	$98,964
Chief Operating Officer	2018	$–	$–	$–	$–

(1)	Amounts in 2019 represent:

•	Automobile/Cell phone allowances of $13,500 to Mr. Smith, $19,500 to Mr. Njuguna and $5,214 to Mr. Simmons;
•	Reimbursement of $9,331 to Mr. Smith, $19,392 to Mr. Njuguna and $1,972 to Mr. Simmons for healthcare premiums;
•	Payments for vacation not taken in 2019 of $24,827 for Mr. Smith;
•	Severance pay of $250,000 to Mr. Smith; and
•	Cash bonus of $3,200 paid to Mr. Smith for time spent outside the country on a customer project.

(2)	Amounts in 2018 represent:

•	Automobile allowances of $19,500 to Mr. Smith and Mr. Njuguna;
•	Payments for vacation not taken in 2018 of $19,291 for Mr. Smith and $14,423 for Mr. Njuguna;
•	Reimbursement of $10,761 to Mr. Smith and $25,635 to Mr. Njuguna for healthcare premiums; and
•	Cash bonus of $13,000 paid to Mr. Smith for time spent outside the country on a customer project.

Narrative Disclosure to Summary Compensation Table

On January 1, 2016, the Company entered into an employment agreement with Mr. Smith for a term of three years. The employment agreement provided that Mr. Smith receive annual cash compensation of $501,562. Effective September 1, 2019, the Company and Mr. Smith agreed to terminate his employment agreement, pursuant to the terms of a transition agreement. Under the terms of the transition agreement, the Company paid Mr. Smith severance payments aggregating $250,000. Additionally, the transition agreement provides that the Company pay Mr. Smith $41,769.80 per month, from September 1, 2019 through December 31, 2019, and $15,000 per month, from January 1, 2020 through December 31, 2021, in exchange for his services.

On September 18, 2019, the Company amended the existing employment agreement with Mr. Njuguna for a term of three years, effective September 1, 2019, and subject to automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. The employment agreement provides that Mr. Njuguna receive annual cash compensation of $325,000.

On September 12, 2019, the Company entered into an employment agreement with Mr. Simmons for a term of three years effective September 23, 2019, and subject to automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. The employment agreement provides that Mr. Simmons receive annual cash compensation of $245,000.

Outstanding Equity Awards at December 31, 2019

The following table summarizes nonvested stock awards assuming a market value of $0.67 per share (the closing market price of the Company’s common stock on December 31, 2019). See Note 6, “Share-Based Compensation”, of the Notes to Consolidated Financial Statements included in this Report for additional information.

	STOCK AWARDS
	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that
Name	(1) (2)	Have Not Vested
Charles K. Njuguna	100,000	$67,000
Micah Simmons	150,000	$100,500

(1) (2)	The shares are scheduled to vest on October 1, 2020. The shares are scheduled to vest on September 23, 2020, 2021 and 2022.

On September 24, 2019, Mr. Njuguna received stock options to purchase 150,000 shares of common stock with an exercise price of $0.65 per share. As of December 31, 2019, none of these options have vested. The remaining unvested options will vest as follows: fifty percent on September 24, 2020 and fifty percent on September 24, 2021.

Benefits payable upon change in control

Both Mr. Njuguna’s and Mr. Simmons’ (the “Executives”) employment agreements contain provisions related to change in control.

In the event of termination of either of the Executives’ employment for any reason, he will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the Executive is entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which the Executive is a participant as of the date of termination. In addition, subject to executing a general release in favor of us, the Executive will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by the Executive with “good reason.” These severance payments include the following:

(i) a lump sum in cash equal to one times the Executive’s annual base salary (at the rate in effect on the date of termination), provided, however, that if such termination occurs prior to the date that is twelve months following a change of control, then such payment will be equal to two times the Executive’s annual base salary (at the rate in effect on the date of termination);

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

The following table provides certain information with respect to the 2019 compensation awarded or earned by our Independent Directors who served in such capacity during the year and Mary L. Budrunas, who resigned as a director in 2019 and is the spouse of our founder.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total
Mary L. Budrunas	$–	$–	$52,500	$52,500
Mark Carden	$10,500	$18,750	$–	$21,750
David J. Douglas	$–	$18,750	$–	$18,750
Neal I. Goldman	$–	$18,750	$–	$18,750

(1)	On June 24, 2019, the Company’s independent directors each received stock options to purchase 50,000 shares of common stock with an exercise price of $0.75 per share. As of December 31, 2019, fifty percent of these options have vested. The remaining unvested options will vest as follows: twenty-five percent on February 29, 2020 and twenty-five percent on May 31, 2020.
(2)	An agreement with Ms. Budrunas, a former director, provided that she be reasonably available to the Company, up to 60 hours per month, in exchange for compensation of $17,500 per month.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is certain information with respect to beneficial ownership of Common Stock as of March 30, 2020, except as otherwise noted below, by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director as of such date; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Outstanding Common Stock (2)

Ronald E. Smith	2,950,046	(3)	24%
Aegis Financial Corporation	816,206	(4)	6.5%
MAZ Capital Advisors, LLC	775,559	(5)	6.2%
Perlus Microcap Fund, L.P.	689,783	(6)	5.5%

Directors and Executive Officers:
David J. Douglas	1,484,091	(7)	11.8%
Charles K. Njuguna	267,350	(8)	2.1%
Micah T. Simmons	200,000	(9)	1.6%
Neal I. Goldman	500,000	(10)	4.0%
Mark Carden	60,980	(11)	*
All directors and officers as a group (5 persons)	2,512,421		20.0%

 ______________

* Indicates ownership of less than 1% of Common Stock outstanding.

(1)	The number of shares that may be acquired by options exercisable within 60 days of the date of filing was zero.
(2)	The percentages in the table are calculated using the total shares outstanding as of March 30, 2020 or a total of 12,541,365 shares.
(3)	Based on a Schedule 13D filed with the SEC dated November 26, 2019, Ronald E. Smith, 806 Vista Del Lago Dr., Huffman, TX 77336. These amounts include: 710,562 shares held indirectly through an IRA, 930,651 shares directly held by Mr. Smith’s spouse, and 23,071 shares held indirectly by Mr. Smith’s spouse through an IRA.
(4)	Based on a Schedule 13G filed with the SEC dated February 10, 2020, by Aegis Financial Corporation, 6862 Elm Street, Suite 830, McLean, Virginia 22101.
(5)	Based on a Schedule 13G filed with the SEC dated February 7, 2020, by MAZ Capital Advisors, LLC, 1130 Route 46, Suite 12, Parsippany, New Jersey 07054.
(6)	Based on a Schedule 13G filed with the SEC dated February 14, 2020, by Perlus Microcap Fund, L.P., 7 Esplanade, St. Helier, Jersey, Channel Islands JE1 2TR.
(7)	Based on a Form 3 filed with the SEC dated April 16, 2019, David J. Douglas, 3889 Maple Avenue, Dallas, TX 75219.
(8)	Includes 100,000 shares of nonvested stock, scheduled to vest on October 1, 2020.
(9)	Includes 150,000 shares of nonvested stock, scheduled to vest in three equal installments on September 23, 2020, September 23, 2021, and September 23, 2022.
(10)	Based on a Form 3 filed with the SEC dated April 16, 2019, Neal I. Goldman, Goldman Capital Management Inc., 767 Third Ave, New York, NY 10017.
(11)	Includes 10,000 shares of nonvested stock, scheduled to vest on May 2, 2020, and 980 shares held indirectly in retirement and trading accounts owned by Mr. Carden and his wife.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

We believe that Messrs. Carden, Douglas, and Goldman are “independent” under the requirements of Rule 303A.02 of the NYSE Listed Company Manual.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate payments made to Moss Adams for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2019 and 2018 and for other services rendered during those years on behalf of Deep Down and its subsidiaries:

	December 31, 2019	December 31, 2018
(i) Audit Fees	$194,234	$196,484
(ii) Audit Related Fees	–	–
(iii) Tax Fees	87,150	18,251
(iv) All Other Fees	–	–

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

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of Deep Down’s consolidated financial statements and are not reported under “Audit Fees.”

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

DEEP DOWN, INC.

By: /s/ Charles K. Njuguna

Charles K. Njuguna

President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Trevor Ashurst

Trevor Ashurst

Vice President of Finance

(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Charles K. Njuguna and Mark Carden and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Charles K. Njuguna	President, Chief Executive Officer and Director	March 30, 2020
Charles K. Njuguna	(Principal Executive Officer)

/s/ Mark Carden	Chairman of the Board of Directors	March 30, 2020
Mark Carden

/s/ David J. Douglas	Director	March 30, 2020
David J. Douglas

/s/ Neal I. Goldman	Director	March 30, 2020
Neal I. Goldman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).
3.1	Articles of Incorporation of Deep Down, Inc., conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Amended and Restated By-Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
4.1	Securities Purchase Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 16, 2013).
4.2	Registration Rights Agreement, dated September 9, 2013, between Deep Down, Inc. and the purchaser parties thereto (incorporated by reference from Exhibit 10.2 to our Form 8-K filed on September 16, 2013).
4.3*	Description of Securities Registered Under Section 12 of the Exchange Act
10.1	Building and Land Lease Agreement between W&P Development Corporation, as Landlord, and Deep Down, Inc., as Tenant, dated effective June 1, 2013 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 21, 2013).
10.2†	Employment Agreement, amended dated effective as of September 18, 2019 between Deep Down, Inc. and Charles K. Njuguna (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 24, 2019).
10.3†	Employment Agreement, dated effective as of September 12, 2019 between Deep Down, Inc. and Micah Simmons (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 17, 2019).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1*	Subsidiary list.
24.1*	Power of Attorney (included on signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President, Chief Executive Officer and Chief Financial Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Vice President of Finance of Deep Down, Inc.
32.1#	Section 1350 Certification of the President, Chief Executive Officer and Chief Financial Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Vice President of Finance of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

_________________________

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Deep Down, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842-Leases.

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

March 30, 2020

We have served as the Company’s auditor since 2017.

DEEP DOWN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2019	2018
ASSETS
Current assets:
Cash	$3,523	$2,015
Short term investment (certificate of deposit)	–	1,035
Accounts receivable, net of allowance of $50 and $10, respectively	4,454	4,388
Contract assets	814	1,931
Prepaid expenses and other current assets	156	621
Total current assets	8,947	9,990
Property, plant and equipment, net	7,964	9,691
Intangibles, net	50	56
Right-of-use operating lease assets	4,334	–
Other assets	256	383
Total assets	$21,551	$20,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,204	$1,982
Contract liabilities	623	973
Current portion of long-term debt	–	9
Current lease liabilities	1,181	–
Total current liabilities	4,008	2,964

Long-term debt (Auto loan)	–	47
Operating lease liability, long-term	3,180	–
Total liabilities	$7,188	$3,011

Commitments and contingencies (Note 9)

Stockholders' equity:

Common stock, $0.001 par value, 24,500,000 shares authorized, 15,906,010 and 15,706,010 shares issued, respectively	16	16
Additional paid-in capital	73,521	73,271
Treasury stock, 2,620,830 and 2,027,217 shares, respectively, at cost	(2,284)	(2,062)
Accumulated deficit	(56,890)	(54,116)
Total stockholders' equity	14,363	17,109
Total liabilities and stockholders' equity	$21,551	$20,120

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018

Revenues	$18,915	$16,175
Cost of sales:
Cost of sales	11,013	9,803
Depreciation expense	1,105	1,590
Total cost of sales	12,118	11,393
Gross profit	6,797	4,782
Operating expenses:
Selling, general and administrative	8,926	7,818
Asset impairment	396	1,890
Depreciation and amortization	276	282
Total operating expenses	9,598	9,990
Operating loss	(2,801)	(5,208)
Other income:
Interest income, net	12	35
Gain on sale of assets	7	439
Total other income	19	474
Loss before income taxes	(2,782)	(4,734)
Income tax (benefit) expense	(8)	8
Net loss	$(2,774)	$(4,742)

Net loss per share:
Basic	$(0.21)	$(0.35)
Fully diluted	$(0.21)	$(0.35)

Weighted-average shares outstanding:
Basic	13,386	13,553
Fully diluted	13,386	13,553

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2017	15,438	$15	$73,246	$(2,040)	$(49,374)	$21,847

Net loss	–	–	–	–	(4,742)	(4,742)
Restricted stock awards	300	–	–	–	–	–
Shares surrendered to settle employee tax liabilities and retired	(32)	1	(31)	–	–	(30)
Treasury shares purchased	–	–	–	(22)	–	(22)
Share-based compensation	–	–	56	–	–	56

Balance at December 31, 2018	15,706	$16	$73,271	$(2,062)	$(54,116)	$17,109

Net loss	–	–	–	–	(2,774)	(2,774)
Restricted stock awards	200	–	–	–	–	–
Treasury shares purchased	–	–	–	(222)	–	(222)
Share-based compensation	–	–	250	–	–	250

Balance at December 31, 2019	15,906	$16	$73,521	$(2,284)	$(56,890)	$14,363

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(2,774)	$(4,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,381	1,872
Share-based compensation	250	56
Non-cash lease expense	27	–
Bad debt expense	20	67
Gain on disposal of assets	(7)	(439)
Loss on asset impairment	396	1,890
Changes in operating assets and liabilities:
Accounts receivable	(86)	(503)
Contract assets	1,117	(1,006)
Prepaid expenses and other current assets	(52)	218
Other assets	93	210
Accounts payable and accrued liabilities	222	471
Contract liabilities	(350)	361
Net cash provided by (used in) operating activities	237	(1,545)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	88	538
Payments received on employee receivable (included in other assets)	517	16
Purchases of property, plant and equipment	(91)	(882)
Cash provided by (used in) short term investment	1,035	(18)
Net cash provided by (used in) investing activities	1,549	(346)

Cash flows from financing activities:
Principal payments on long-term debt	(56)	(11)
Cash paid for purchase of our common stock	(222)	(22)
Net cash used in financing activities	(278)	(33)
Change in cash	1,508	(1,924)
Cash, beginning of year	2,015	3,939
Cash, end of year	$3,523	$2,015

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock surrendered to settle employee payroll tax liabilities	$–	$30
Reclassification of a note receivable	$–	$537
Property, plant, and equipment acquired with debt	$–	$67
Property, plant, and equipment acquired in exchange for accounts receivable	$–	$250
Accounts receivable for sale of property, plant and equipment	$–	$40

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

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

Deep Down, Inc., a Nevada corporation (“Deep Down Nevada”), and its directly wholly-owned subsidiary, Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); (collectively referred to as “Deep Down”, “we”, “us” or the “Company”), is an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services and technologies used between the production facility and the wellhead. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, our highly experienced, specialized service teams can support subsea engineering, installation, commissioning, and maintenance projects located anywhere in the world.

Liquidity

The Company’s cash on hand was $3,523 and working capital was $4,939 as of December 31, 2019. As of December 31, 2018, cash on hand and working capital was $2,015 and $7,026, respectively. The Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and the potential opportunistic sales of PP&E.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand and cash expected to be generated from operations and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments. However, given the abrupt decline in oil prices and global economic activity caused by COVID-19, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company will continue to pursue the cost containment initiatives resulting from the strategic review process concluded in 2019, which included measures to manage costs by reducing its workforce and limiting overhead spend and R&D efforts to only critical items. In addition, the Company is actively pursuing further cost reduction opportunities to preserve liquidity.

See Note 11: Subsequent Events for further discussion about the impacts of COVID-19 and decline in oil prices.

Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly-owned subsidiary for the years ended December 31, 2019 and 2018. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) requires us to make estimates and judgments that may affect assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and related allowances, contract assets and liabilities, impairments of long-lived assets, income taxes including the valuation allowance for deferred tax assets, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Segments

For the years ended December 31, 2019 and 2018, we only had one operating and reporting segment, Deep Down Delaware.

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

Our financial instruments consist primarily of cash, accounts receivables and payables, and notes receivable (included in other assets). The carrying values of cash, accounts receivables and payables approximated their fair values at December 31, 2019 and 2018 due to their short-term maturities. The carrying values of our notes receivable approximate their fair values at December 31, 2019 and 2018 because the interest rates approximate current market rates.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms.  The Company provides an allowance on trade receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments.  Generally, the Company does not charge interest on past due accounts.  When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period.  At December 31, 2019 and 2018, the Company estimated the allowance for doubtful accounts requirement to be $50 and $10, respectively.  Bad debt expense totaled $20 and $67 for the years ended December 31, 2019 and 2018, respectively.

Concentration of Revenues and Credit Risk

Deep Down’s revenues are derived from the sale of products and services to customers who participate in the offshore sector of the oil and gas industry. Customers may be similarly affected by economic and other changes in the oil and gas industry. For the year ended December 31, 2019, our five largest customers accounted for 44 percent, 20 percent, 7 percent, 6 percent and 5 percent of total revenues. For the year ended December 31, 2018, our five largest customers accounted for 33 percent, 15 percent, 15 percent, 11 percent and 11 percent of total revenues. The loss of one or more of these customers could have a material impact on our results of operations and cash flows.

As of December 31, 2019, three of our customers accounted for 41 percent, 17 percent and 9 percent of total accounts receivable. As of December 31, 2018, three of our customers accounted for 50 percent, 26 percent and 10 percent of total accounts receivable.

Property, plant and equipment

Property, plant and equipment (“PP&E”) is stated at cost, net of accumulated depreciation, amortization and related impairments. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is our policy to include amortization expense on assets acquired under finance leases with depreciation expense on owned assets. Additionally, we record depreciation and amortization expense related to revenue-generating assets as a component of cost of sales in the accompanying consolidated statements of operations.

If circumstances associated with our PP&E have changed or a significant event has occurred that may affect the recoverability of the carrying amount of our PP&E, an impairment indicator exists, and we test the PP&E for impairment. Before testing for impairment, we group PP&E with other finite-lived long-lived assets (“long-lived assets”) at the lowest level of identifiable cash flows that are largely independent of cash flows from other assets or groups of assets. Testing long-lived assets for impairment is a two-step process:

Step 1 - We test the long-lived asset group for recoverability by comparing the carrying amount of the asset group with the sum of the undiscounted future cash flows from use and the eventual disposal of the asset group. If the carrying amount of the long-lived asset group is determined to be greater than the sum of the undiscounted future cash flows from use and disposal, we would need to perform step 2.

Step 2 - If the long-lived group of assets fails the recoverability test in step 1, we would record an impairment expense for the difference between the carrying amount and the fair value of the long-lived asset group.

Prior to performing the impairment analysis of our long-lived assets on a group level as of December 31, 2019, the Company conducted an evaluation of the carrying amount of certain specific long-lived assets that are non-strategic to the core operations of the business and recorded impairment charges of $396. The Company did not record any further impairment of its long-lived assets.

For the year ended December 31, 2018, the Company conducted an evaluation of the carrying amount of certain long-lived assets after considering the volatility in oil prices at the time, the Company’s performance over the past few years, and strategic focus on core business operations going forward. As such, the Company recorded impairment charges in an aggregate amount of $2,320 related to construction in progress and certain equipment, of which $1,890 is reported as an asset impairment and $430 as depreciation expense in cost of sales in the consolidated statements of operations.

The valuation of impaired equipment is a Level 3 non-recurring fair value measurement. Impaired assets discussed above were written down to zero value.

Equity Method Investments

Equity method investments in joint ventures are reported as investments in joint venture on the consolidated balance sheets, and our share of earnings or losses in the joint venture is reported as equity in net income or loss of joint venture in the consolidated statements of operations. We currently have no investments in joint ventures.

Lease Obligations

At the inception of a lease, Deep Down evaluates the agreement to determine whether the lease will be accounted for as an operating or finance lease. The term of the lease used for such an evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured, and if the contract contains a substantial penalty for failure to renew or extend the lease, it could lead the lessee to conclude it has a significant economic incentive to extend the lease beyond the base rental period.

Deep Down leases land, buildings, vehicles and certain equipment under non-cancellable operating leases. The Company leases office, indoor manufacturing, warehouse, and operating space in Houston, Texas and leases storage space in Mobile, Alabama to house its 3,400-ton carousel system.

Revenue Recognition

On January 1, 2018, the Company adopted ASC Topic 606 (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606. See further discussion in Note 3.

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

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that some or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable. The ultimate realization of the deferred tax assets depends upon our ability to generate sufficient taxable income of the appropriate character in the future. This requires management to use estimates and make assumptions regarding significant future events such as the taxability of entities operating in the various taxing jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider all reasonably available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future state and federal pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are charged in the period in which the determination is made, either to income or goodwill, depending upon when that portion of the valuation allowance was originally created.

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

Share-Based Compensation

We record share-based awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period. Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis. At December 31, 2019 we had two types of share-based compensation: stock options and restricted stock. At December 31, 2018, we had one type of share-based employee compensation: restricted stock. See further discussion in Note 6.

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

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 “Income Taxes (Topic 740).” Topic 740 is effective for fiscal years and interim periods beginning after December 15, 2020. This update simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intra-period tax allocation, the exception to the requirement to recognize a deferred tax liability for equity method investments, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary and the exception to the general methodology for calculating income taxes in an interim period. We are currently in the process of assessing the impact of this guidance on our financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. These ASUs affect an entity to varying degrees depending on the credit quality for the assets held by the entity, their duration and how the entity applies current US GAAP. These ASUs were initially effective for us beginning January 1, 2020.

In November 2019, the FASB issued Accounting Standards Update 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates.” The FASB issued this update to extend and simplify how effective dates are staggered between larger public companies and all other entities for the aforementioned major updates.  Topic 326 is effective for fiscal years and interim periods beginning after December 15, 2022 for smaller reporting entities. We are currently evaluating the impact of these updates on our financial statements and related disclosures but at this time we do not expect a material impact on our financial statements and disclosures.

NOTE 2: LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASC Topic 842”). Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, with the exception of short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

The new guidance is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance on January 1, 2019 using the modified retrospective method and used the effective date as our date of initial application (ASU 2018-11). Consequently, the Company's reporting and disclosures for the comparative period presented in the financial statements will continue to be in accordance with ASC Topic 840, Leases. The Company completed its evaluation of the impact on the Company’s lease portfolio, and the adoption of this guidance resulted in the addition of right-of-use assets and corresponding lease obligations to the consolidated balance sheet. The adoption of ASC Topic 842 did not impact the Company’s results of operations or cash flows, and there were no adjustments to opening accumulated deficit on adoption.

Practical Expedients

ASC Topic 842 provides for certain practical expedients when adopting the guidance. The Company elected the package of practical expedients allowing the Company, for all leases that commenced prior to the adoption date, to not reassess whether any expired or existing contracts are, or contain, leases, the lease classification for any expired or existing leases or initial direct costs for any expired or existing leases.

The Company utilizes the land easements practical expedient allowing the Company to not assess whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under the existing leasing guidance. Instead, the Company will continue to apply its existing accounting policies to historical land easements. The Company elects to apply the short-term lease exception; therefore, the Company will not record a right-of-use asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Company elects to apply the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

The Company elects to not capitalize any lease in which the estimated value of the underlying asset at commencement date is less than the Company’s capitalization threshold. A lease would need to qualify for the low value exception based on various criteria.

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

During the year ended December 31, 2019, the Company removed $164 in lease liabilities and ROU assets associated with a related party lease that was on a month-to-month basis.

As of December 31, 2019, we do not have any finance lease assets or liabilities, nor do we have any subleases.

The following tables present information about our operating leases:

	December 31, 2019	January 1, 2019
Assets:
Right-of-use operating lease assets	$4,334	$5,707

Liabilities:
Current lease liabilities	1,181	1,215
Non-current lease liabilities	3,180	4,492
Total lease liabilities	$4,361	$5,707

The components of our lease expense were as follows:

Year Ended
December 31, 2019

Operating lease expense included in Cost of sales	$1,238
Operating lease expense included in SG&A	240
Short term lease expense	309

Total lease expense	$1,787

Lease Term and Discount Rate:	December 31, 2019	January 1, 2019
Weighted-average remaining lease terms (years) on operating leases	3.28	4.50
Weighted-average discount rates on operating leases	5.374%	5.374%

For the year ended December 31, 2019, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Years ending December 31,	Operating Leases
2020	$1,383
2021	1,391
2022	1,407
2023	589
Thereafter	–
Total minimum lease payments	$4,770

Less: Interest	(409)
Present value of lease liabilities	$4,361

NOTE 3: REVENUE FROM CONTRACTS WITH CUSTOMERS

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606.

There was no significant impact upon the adoption of ASC 606. We did not record any adjustments to opening accumulated deficit as of January 1, 2018 because the Company’s revenue recognition methodologies for both fixed price contracts (over time using cost to cost as an input measure of performance) and for service contracts (over time as services are incurred) do not materially change by the adoption of the new standard. Revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

Year Ended

	December 31, 2019	December 31, 2018
Fixed Price Contracts	$12,337	$7,693
Service Contracts	6,578	8,482
Total	$18,915	$16,175

Fixed price contracts

For fixed price contracts, we generally recognize revenue over time as we perform because of continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. In our fixed price contracts, the customer either controls the work in process or we deliver products with no alternative use to the Company and have rights to payment for work performed to date plus a reasonable profit as evidenced by contractual termination clauses.

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

Contract balances

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded based on the extent of progress towards completion but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones. Billings in excess of costs and estimated earnings on uncompleted contracts arise when milestone billings are permissible under the contract, but the related costs have not yet been incurred. All contract costs are recognized currently on jobs formally approved by the customer and contracts are not shown as complete until virtually all anticipated costs have been incurred and the risk of loss has passed to the customer.

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. For the years ending 2019 and 2018, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	December 31, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$1,687	$9,697
Estimated earnings on uncompleted contracts	2,294	10,787
	3,981	20,484
Less: Billings to date on uncompleted contracts	(3,790)	(19,526)
	$191	$958

Included in the accompanying consolidated balance sheets under the following captions:
Contract assets	$814	$1,931
Contract liabilities	(623)	(973)
	$191	$958

The contract asset and liability balances at December 31, 2019 and 2018 consisted primarily of revenue related to fixed-price projects.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options, potential orders, and any remaining performance obligations for any sales arrangements that had not fully satisfied the criteria to be considered a contract with a customer pursuant to the requirements of ASC 606.

For the years ending 2019 and 2018, there were no contracts with terms that extended beyond one year.

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

Further, in many of our service contracts, we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date (for example, a service contract in which we bill a fixed amount for each hour of service provided). For those contracts, we have utilized the practical expedient in ASC 606-10-55-18, which allows us to recognize revenue in the amount for which we have the right to invoice.

Accordingly, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	December 31, 2019	December 31, 2018	Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	896	908	2 - 5 years
Equipment	17,887	18,640	2 - 30 years
Furniture, computers and office equipment	901	1,166	2 - 8 years
Construction in progress	64	158	–

Total property, plant and equipment	20,033	21,157
Less: Accumulated depreciation	(12,069)	(11,466)
Property, plant and equipment, net	$7,964	$9,691

Depreciation expense excluded from cost of sales in the accompanying consolidated statements of operations was $276 and $282 for the years ended December 31, 2019 and 2018, respectively. Depreciation expense included in cost of sales in the accompanying consolidated statements of operations was $1,105 and $1,590 for the years ended December 31, 2019 and 2018, respectively.

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated once they are placed in service.

See discussion in Note 1 for any impairment charges related to these assets.

NOTE 5: INCOME OR LOSS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net income or loss per common share calculation:

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(2,734)	$(4,742)

Denominator:
Weighted average number of common shares outstanding	13,386	13,553
Denominator for basic and diluted earnings per share	13,386	13,553

Net loss per common share outstanding, basic and fully diluted	$(0.21)	$(0.35)

At December 31, 2019, there were outstanding options exercisable into 225 shares of common stock; however, they have been excluded from the calculation of EPS because their exercise would be anti-dilutive. At December 31, 2018, there were no outstanding stock options convertible to shares of common stock, or any other potentially dilutive securities.

NOTE 6: SHARE-BASED COMPENSATION

The following table summarizes the activity of our nonvested restricted shares for the years ended December 31, 2019 and 2018:

	Restricted Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2017	250	$0.50
Granted	300	0.79
Vested	(120)	0.83
Nonvested at December 31, 2018	430	$0.83
Granted	200	0.65
Vested	(160)	0.73
Nonvested at December 31, 2019	470	$0.83

The following table summarizes the activity of our nonvested stock options for the years ended December 31, 2019 and 2018:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	–	$–	–
Granted	300	$0.70	4.6
Cancellations & Forfeitures	–	$0.70	–
Outstanding at December 31, 2019	300	$0.70	4.6
Exercisable at December 31, 2019	75	$0.70	4.6

For the years ended December 31, 2019 and 2018, we recognized a total of $250 and $56, respectively, of share-based compensation expense related to restricted stock awards and stock options, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards and stock options was $134 and $222 at December 31, 2019 and 2018, respectively. These costs are expected to be recognized as expense over a weighted-average period of 2.06 years.

NOTE 7: TREASURY STOCK

On March 26, 2018, the Board of Directors authorized a repurchase program (the “2018 Repurchase Program”) under which the Company could repurchase up to $1,000 of outstanding stock. The 2018 Repurchase Program was funded from cash on hand and cash provided by operating activities.

During the year ended December 31, 2018, the Company repurchased 25 shares of common stock at a total cost of $22 under the 2018 Repurchase Program. The average price per share of treasury stock purchased in 2018 was $0.86.

On December 31, 2018, the Company had 2,027 shares of common stock held in treasury.

On December 23, 2019, the Board of Directors authorized a new repurchase program (the “2019 Repurchase Program”) under which the Company could repurchase up to 500 shares of outstanding stock. The 2019 Repurchase Program will be funded from cash on hand and cash provided by operating activities.

During the year ended December 31, 2019, the Company repurchased 588 shares of common stock at a total cost of $218 under the 2018 Repurchase Program and repurchased 6 shares of common stock at a total cost of $4 under the 2019 Repurchase Program. The average price per share of treasury stock purchased in 2019 was $0.37.

On December 31, 2019, the Company had 2,621 shares of common stock held in treasury. An additional 744 shares of common stock were repurchased in the first quarter of 2020 for an aggregate amount of $524.

Treasury shares are accounted for using the cost method.

NOTE 8: INCOME TAXES

Income tax (benefit) expense is comprised of the following:

	Year Ended December 31,
	2019	2018
Federal:
Current	$–	$–
Deferred	5	2
Total	$5	$2
State:
Current	$(8)	$8
Deferred	(5)	(2)
Total	$(13)	$6
Total income tax (benefit) expense	$(8)	$8

Income tax (benefit) expense differs from the amount computed by applying the U.S. statutory income tax rate to loss before income taxes for the reasons set forth below.

	Year Ended December 31,
	2019	2018
Income tax benefit at federal statutory rate	(21.00)%	(21.00)%
State taxes, net of federal benefit	(0.50)%	0.10%
Valuation allowance	19.98%	25.08%
Research and development credits	0.79%	(3.87)%
Other permanent differences	0.44%	0.31%
Other, net	0.00%	(0.42)%
Total effective rate	(0.29)%	0.20%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$4,521	$4,245
R&D and other credit carryforwards	663	685
Share-based compensation	757	730
Intangible amortization	11	16
Allowance for bad debt	2	2
Other	193	16
Total deferred tax assets	$6,147	$5,694
Less: valuation allowance	(5,385)	(4,837)
Net deferred tax assets	$762	$857
Deferred tax liabilities:
Depreciation on property and equipment	$(762)	$(857)
Amortization of intangibles	–	–
Total deferred tax liabilities	$(762)	$(857)

Net deferred tax position	$–	$–

We have $21,114 of federal and $1,109 of state NOL carry forwards and $663 in research and development and other credits available to offset future taxable income. These federal and state NOL’s will expire at various dates through 2036. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2019. Accordingly, we do not have any accruals for penalties or interest related to our tax returns. Should an examination or audit arise, we would evaluate the need for an accrual and record one, if necessary. Our tax returns from the tax years ended December 31, 2016 through December 31, 2019 are open to examination by the IRS.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. We had no outstanding letters of credit at December 31, 2019 or 2018.

Employment Agreements

Our Chief Executive Officer and Chief Operating Officer (the “Executives”) are employed under employment agreements containing severance provisions. In the event of termination of the Executives’ employment for any reason, the Executives will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the Executives are entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which the Executives are participants as of the date of termination.

In addition, subject to executing a general release in favor of the Company, the Executives will be entitled to receive certain severance payments in the event their employment is terminated by the Company “other than for cause” or by the Executives with “good reason.” These severance payments include: (i) a lump sum in cash equal to one to two times the Executives’ annual base salary; (ii) a lump sum in cash equal to one to two times the average annual bonus paid to the Executives for the prior two full fiscal years preceding the date of termination; (iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement, but no less than fifty percent of Executives’ annual base salary; and (iv) if the Executives’ termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the Executives shall immediately vest and become exercisable.

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred. A summary of the Company’s material legal proceedings is as follows:

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. The Company disputed GE’s allegations and vigorously defended itself against these allegations. Mediation took place on November 28, 2018 but was not resolved. On February 22, 2019, GE initiated arbitration proceedings with the ICC. The total amount in dispute was originally $2,630 but was later reduced to $2,252. On February 26, 2020 the parties agreed in principle to settle the dispute, and the parties are working toward finalizing the terms of a definitive settlement agreement. The Company therefore accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable, and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter-claim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. The parties have not reached a resolution on this matter. At this point, it is not clear as to whether an unfavorable outcome is either probable or remote, and the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss if the outcome should be unfavorable.

NOTE 10: RELATED PARTY TRANSACTIONS

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

Under the terms of the Transition Agreement, the Company agreed to pay Mr. Smith a severance payment of $250, which was fully accrued during the nine-month period ended September 30, 2019 and was paid in structured payments through December 31, 2019.

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

There have been recent events that have applied significant pressure to the global economic environment. In particular, oil prices have reacted unfavorably to the spread of the COVID-19 virus, Russia’s decision not to follow the proposal to decrease oil production at the OPEC meeting in March 2020, and Saudi Arabia’s announcement shortly thereafter to flood the market with discounted oil. The Company acknowledges that a sustained lower oil price environment could cause exploration and production companies to either significantly reduce or delay their operating and capital spending programs, especially when coupled with restricted travel to mitigate against the spread of COVID-19. This could lead to delays in payments by significant customers or delays in completion of our contracts for any reason, which could have a material adverse impact on the Company’s operations and cash flows. Given the recent timing of these events, the Company is currently assessing the full impact on its business.

In the first quarter of 2020, the Company repurchased an additional 744 shares of common stock for an aggregate amount of $524.

