Form 10-Q
period 2020-03-31
Deep Down, Inc.
filed 2020-05-11
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

At May 11, 2020, there were 12,391,365 shares outstanding of Common Stock, par value $0.001 per share.

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

Readers should consider the following information as they review this Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Report that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve several risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate,” or “anticipate,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements. Forward-looking statements included in this Report speak only as of the date of this Report and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog;

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings;

•	The volatility of oil and natural gas prices;

•	Our use of percentage-of-completion accounting could result in volatility in our results of operations;

•	A portion of our contracts may contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

•	Our operations could be adversely impacted by the continuing effects of government regulations;

•	International and political events may adversely affect our operations;

i

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

•	The departure of key personnel could disrupt our business;

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

•	Unfavorable legal outcomes could have a negative impact on our business; and

•	The impact of global health crises, including epidemics and pandemics.

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2019, other periodic and current reports we have filed with the SEC, or this Report.

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed by our executive officers and directors pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (www.deepdowninc.com) as soon as reasonably practicable after we, or our executive officers and directors, have filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Report.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash	$3,033	$3,523
Accounts receivable, net of allowance of $50 and $50, respectively	4,635	4,454
Contract assets	544	814
Prepaid expenses and other current assets	120	156
Total current assets	8,332	8,947
Property, plant and equipment, net	7,734	7,964
Intangibles, net	49	50
Right-of-use operating lease assets	4,039	4,334
Other assets	340	256
Total assets	$20,494	$21,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,271	$2,204
Contract liabilities	900	623
Current lease liabilities	1,196	1,181
Total current liabilities	4,367	4,008

Operating lease liability, long-term	2,875	3,180
Total liabilities	7,242	7,188

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,906,010 and 15,906,010 shares issued, respectively	16	16
Additional paid-in capital	73,571	73,521
Treasury stock, 3,364,645 and 2,620,830 shares, respectively, at cost	(2,808)	(2,284)
Accumulated deficit	(57,527)	(56,890)
Total stockholders' equity	13,252	14,363
Total liabilities and stockholders' equity	$20,494	$21,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except share data)

Revenues	$3,605	$6,300
Cost of sales:
Cost of sales	2,241	3,765
Depreciation expense	241	277
Total cost of sales	2,482	4,042
Gross profit	1,123	2,258
Operating expenses:
Selling, general and administrative	1,693	1,995
Depreciation and amortization	61	68
Total operating expenses	1,754	2,063
Operating income (loss)	(631)	195
Other income:
Interest (expense) income, net	(1)	7
Gain on sale of property, plant and equipment	–	15
Total other income (expense)	(1)	22
Income (loss) before income taxes	(632)	217
Income tax expense	5	5
Net income (loss)	$(637)	$212

Net income (loss) per share:
Basic	$(0.05)	$0.02
Fully diluted	$(0.05)	$0.02

Weighted-average shares outstanding:
Basic	12,710	13,511
Fully diluted	12,710	13,511

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2018	15,706	$16	$73,271	$(2,062)	$(54,116)	$17,109

Net income	–	–	–	–	212	212
Treasury shares purchased	–	–	–	(170)	–	(170)
Share-based compensation	–	–	104	–	–	104

Balance at March 31, 2019	15,706	$16	$73,375	$(2,232)	$(53,904)	$17,255

Balance at December 31, 2019	15,906	$16	$73,521	$(2,284)	$(56,890)	$14,363

Net loss	–	–	–	–	(637)	(637)
Treasury shares purchased	–	–	–	(524)	–	(524)
Share-based compensation	–	–	50	–	–	50

Balance at March 31, 2020	15,906	$16	$73,571	$(2,808)	$(57,527)	$13,252

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(637)	$212
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	50	104
Depreciation and amortization	302	345
Gain on sale of property, plant and equipment	–	(15)
Non-cash lease expense	5	9
Changes in operating assets and liabilities:
Accounts receivable, net	(181)	(2,566)
Contract assets	270	1,104
Prepaid expenses and other current assets	32	(34)
Other assets	(94)	21
Accounts payable and accrued liabilities	67	173
Contract liabilities	277	64
Net cash provided by (used in) operating activities	91	(583)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	–	15
Purchases of property, plant and equipment	(61)	–
Payments received on note receivable (included in Prepaid expenses and other current assets)	4	507
Short term investment - (certificate of deposit)	–	(5)
Net cash provided by (used in) investing activities	(57)	517

Cash flows from financing activities:
Principal payment on long-term debt	–	(3)
Repurchase of common shares	(524)	(170)
Net cash used in financing activities	(524)	(173)
Change in cash	(490)	(239)
Cash, beginning of period	3,523	2,015
Cash, end of period	$3,033	$1,776

Supplemental schedule of non-cash investing and financing activities:
Property, plant and equipment sold in accounts receivable	$–	$27

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its wholly-owned subsidiary (“Deep Down,” “we,” “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain notes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Liquidity

The Company’s cash on hand was $3,033 and working capital was $3,965 as of March 31, 2020. As of December 31, 2019, cash on hand and working capital was $3,523 and $4,939, respectively. The Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”) to meet its liquidity needs.

Given the abrupt decline in oil prices and global economic activity caused by COVID-19, the Company cannot predict with certainty the overall impact on the Company’s operations and cash flows. The Company has taken steps to mitigate the challenges presented by the current macro environment, including workforce reductions, wage reductions, rent abatement, and limiting capital expenditures and R&D efforts to only critical items. The Company continues to seek further cost reduction opportunities to preserve liquidity.

Additionally, the Company applied for a loan under the Small Business Administration’s Paycheck Protection Program. On April 29, 2020, the Company received a loan in the amount of $1,111, which will be used to finance payroll, rent, and utilities over the balance of the second quarter of 2020. The loan principal and related interest accrued may be forgivable, partially or in full, if certain conditions are met.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, current working capital, and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Segments

For the three months ended March 31, 2020 and 2019, we had one operating and reporting segment, Deep Down Delaware.

NOTE 2:	LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASC Topic 842”). Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, except for short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will be measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

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

The Company utilizes the land easements practical expedient allowing the Company to not assess whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under the existing leasing guidance. Instead, the Company will continue to apply its existing accounting policies to historical land easements. The Company elects to apply the short-term lease exception; therefore, the Company will not record an ROU asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Company elects to apply the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

The Company elects to not capitalize any lease in which the estimated value of the underlying asset at the commencement date is less than the Company’s capitalization threshold. A lease would need to qualify for the low value exception based on various criteria.

ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and a portion is recorded in cost of sales, and the remainder is recorded in selling, general and administrative expenses. The accounting for some of our leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rate to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate and assessing the likelihood of renewal or termination options.

As of March 31, 2020, we do not have any finance lease assets or liabilities, nor do we have any subleases.

The following tables present information about our operating leases:

	March 31, 2020	December 31, 2019
Assets:	(In thousands)
Right-of-use assets	$4,039	$4,334

Liabilities:
Current lease liabilities	1,196	1,181
Non-current lease liabilities	2,875	3,180
Total lease liabilities	$4,071	$4,361

The components of our lease expense were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Operating lease expense included in Cost of sales	$308	$306
Operating lease expense included in SG&A	60	73
Short term lease expense	34	65
Total lease expense	$402	$444

Lease term and discount rate:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease terms on operating leases (yrs.)	3.12	3.28
Weighted-average discount rates on operating leases	5.374%	5.374%

During the quarter ended March 31, 2020, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Twelve months ending March 31,	Operating Leases
(In thousands)
2021	$1,381
2022	1,395
2023	1,411
2024	236
Thereafter	–
Total lease payments	4,423
Less: Interest	(352)
Present value of lease liabilities	$4,071

NOTE 3: REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Fixed Price Contracts	$1,744	$3,531
Service Contracts	1,861	2,769
Total	$3,605	$6,300

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. At March 31, 2020 and December 31, 2019, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	March 31, 2020	December 31, 2019
	(In thousands)
Costs incurred on uncompleted contracts	$1,716	$1,687
Estimated earnings on uncompleted contracts	2,659	2,294
	4,375	3,981
Less: Billings to date on uncompleted contracts	(4,731)	(3,790)
	$(356)	$191

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$544	$814
Contract liabilities	(900)	(623)
	$(356)	$191

The contract asset and liability balances at March 31, 2020 and December 31, 2019 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2020	December 31, 2019	Range of Asset Lives
	(In thousands)
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	896	896	2 - 5 years
Equipment	17,896	17,887	2 - 30 years
Furniture, computers and office equipment	901	901	2 - 8 years
Construction in progress	116	64	–
Total property, plant and equipment	20,094	20,033
Less: Accumulated depreciation and amortization	(12,360)	(12,069)
Property, plant and equipment, net	$7,734	$7,964

NOTE 5:	SHARE-BASED COMPENSATION

On May 2, 2017, the Company granted 30 shares of restricted stock to the current Chairman of the Board (“Chairman”). These shares have a fair value grant price of $1.15 per share, based on the closing price of our common stock on that day. These shares vest over three years in equal tranches on the anniversary date of the grant subject to continued service to the Company. The related share-based compensation of $35 is being amortized over the three-year requisite service period, and the Company recognized $3 in compensation expense for the quarter ended March 31, 2020.

On July 27, 2018, the Company granted 300 shares of restricted stock to the current Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). These shares have a fair value grant price of $0.79 per share, based on the closing price of our common stock on that day. These shares vest over three years in equal tranches on the anniversary date of his appointment as CFO, subject to continued service to the Company. The related share-based compensation of $237 is being amortized over the three-year requisite service period, and the Company recognized $20 in compensation expense for the quarter ended March 31, 2020.

On June 24, 2019, the three non-employee members of the Board of Directors (the “Board”) were each granted an option to purchase 50 shares of our common stock at a price of $0.75 per share. Fair value of these stock options was $0.44 per share at the date of grant. The options vested 25% on August 31, 2019, 25% on November 30, 2019, 25% on February 29, 2020, and the remainder is scheduled to vest on May 31, 2020, subject to the recipient’s continued service on the Board. Once vested, the options are exercisable until June 24, 2024. The related share-based compensation of $66 is being amortized over the requisite service period, and the Company recognized $16 in compensation expense for the quarter ended March 31, 2020.

On September 23, 2019, the Company granted 200 shares of restricted stock to the former Chief Operating Officer (“COO”). These shares have a fair value grant price of $0.65 per share, based on the closing price of our common stock on that day. One fourth of the shares vested immediately, but the remaining shares will not vest as the position of COO was eliminated by the Company following March 31, 2020. The Company recognized $11 in compensation expense for the quarter ended March 31, 2020.

On September 24, 2019, the Company granted an option to purchase 150 shares of our common stock to the CEO at a price of $0.65 per share. Fair value of these stock options was $0.39 per share at the date of grant. The options are scheduled to vest in two equal tranches on the first and second anniversaries of the grant subject to his continued service as CEO. The related share-based compensation of $59 will be amortized over the two-year requisite service period as the shares vest, and the compensation expense for the quarter ended March 31, 2020 was immaterial.

On January 20, 2020, the Company granted an option to purchase 50 shares of our common stock to the VP of Finance at a price of $0.76 per share. Fair value of these stock options was $0.31 per share at the date of grant. The options are scheduled to vest in two equal tranches on the first and second anniversaries of the grant subject to his continued service to the Company. The related share-based compensation of $16 will be amortized over the two-year requisite service period as the shares vest, and the compensation expense for the quarter ended March 31, 2020 was immaterial.

Summary of Restricted Stock and Stock Options

For the three months ended March 31, 2020 and 2019, we recognized a total of $50 and $104, respectively, of share-based compensation expense related to restricted stock awards and stock options, which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

The number of unvested shares of restricted stock was 210 and 360 at March 31, 2020 and December 31, 2019, respectively. The unamortized estimated fair value of unvested shares of restricted stock was $101 and $134 at March 31, 2020 and December 31, 2019, respectively. These costs are expected to be recognized as expense over a weighted-average period of 1.81 years.

The number of unvested of stock options was 238 and 225 at March 31, 2020 and December 31, 2019, respectively. The unamortized estimated fair value of unvested stock options was $107 and $91 at March 31, 2020 and December 31, 2019, respectively.

NOTE 6:	TREASURY STOCK

On December 23, 2019, the Board authorized the repurchase of up to 500 shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand and cash provided by operating activities. The Board separately authorized the repurchase of additional shares during the quarter ended March 31, 2020, in a privately negotiated transaction. During the three months ended March 31, 2020, 744 shares of common stock were purchased for an aggregate amount of $524. As of March 31, 2020, the repurchase program has been exhausted.

Treasury shares are accounted for using the cost method.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At March 31, 2020 and December 31, 2019, management has recorded a full deferred tax asset valuation allowance.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company’s CEO and COO (the “Executives”) are employed under employment agreements containing severance provisions. In the event of termination of the Executives’ employment for any reason, the Executive will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the Executives are entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which the Executives are participants as of the date of termination.

In addition, subject to executing a general release in favor of the Company, the Executive will be entitled to receive certain severance payments in the event of termination of the Executive’s employment by the Company “other than for cause” or by the Executive with “good reason.” These severance payments include: (i) a lump sum in cash equal to one to two times the Executive’s annual base salary; (ii) a lump sum in cash equal to one to two times the average annual bonus paid to the Executive for the prior two full fiscal years preceding the date of termination; (iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement, but no less than fifty percent of Executive’s annual base salary; and (iv) if the Executive’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the Executive shall immediately vest and become exercisable.

Subsequent to March 31, 2020, the Company eliminated the position of COO and relieved the COO of his duties pursuant to the terms of his employment agreement, and placed him on garden leave for the remainder of his employment through May 31, 2020. In addition to payment of accrued and unpaid salary, vacation time, and other benefits referred to above, and subject to execution of a release of claims by the COO, the Company is required to pay him one time his current annual base salary of $245,000, payable over 12 months.

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred. A summary of the Company’s material legal proceedings is as follows:

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. The Company disputed GE’s allegations and vigorously defended itself against these allegations. Mediation took place on November 28, 2018 but was not resolved. On February 22, 2019, GE initiated arbitration proceedings with the ICC. The total amount in dispute was originally $2,630 but was later reduced to $2,252. On February 26, 2020, the parties agreed in principle to settle the dispute, and the parties are working toward finalizing the terms of a definitive settlement agreement. The Company therefore accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable, and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counterclaim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. The parties have not reached a resolution on this matter. At this point, it is not clear as to whether an unfavorable outcome is either probable or remote, and the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss if the outcome should be unfavorable.

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

At March 31, 2020 and 2019, all such securities were anti-dilutive.

NOTE 10:	RELATED PARTY TRANSACTIONS

On August 15, 2019, Mr. Ronald E. Smith, the Company's Founder, resigned as Chief Executive Officer and as a member of the Board, effective as of August 31, 2019. In connection with Mr. Smith's resignation, the Company and Mr. Smith entered into a Transition Agreement, effective as of September 1, 2019 (the “Transition Agreement”). The Transition Agreement provides for Mr. Smith to serve as an independent consultant to the Company from September 1, 2019 through December 31, 2021. The Company agreed to pay Mr. Smith $15 per month, from January 1, 2020 through December 31, 2021, in exchange for his future services. The Company therefore recorded consulting expenses related to the Transition Agreement totaling $45 for the quarter ended March 31, 2020.

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

NOTE 11.	SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the condensed consolidated financial statements included in this Report were filed with the Securities and Exchange Commission.

As a result of the abrupt decline in oil prices and global economic activity caused by COVID-19, the Company applied for a loan under the Small Business Administration’s Paycheck Protection Program, and on April 29, 2020, the Company received a loan in the amount of $1,111, which will be used to finance payroll, rent, and utilities over the balance of the second quarter of 2020. The loan principal and related interest accrued may be forgivable, partially or in full, if certain conditions are met.

Also, on April 6, 2020, the Company signed a Letter of Understanding for Landlord to Temporarily and Partially Abate Rent (the “Abatement Letter”) provided by the Company’s landlord of our corporate office and facility. According to the Abatement Letter, our landlord agreed to reduce rent payments over a four-month period beginning with the April 2020 payment. Over this four-month period, the Company’s rent will be lowered by a total of $253. In exchange for the rent abatement, the Company agreed to extend the lease by two months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and our unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements,” and is available on the SEC’s website. Dollar amounts are in thousands, except backlog amount.

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

Industry and Executive Outlook

The dual challenges of the global coronavirus pandemic and the oil price crash continue to impact our business and that of our customers. Our service business is particularly dependent on our personnel being able to travel domestically and internationally, and travel restrictions imposed by various governments partially contributed to reduced revenues during the first quarter of 2020.

While revenues of $3,605 for the quarter ended March 31, 2020 declined by $2,695 compared to the quarter ended March 31, 2019, revenues for the first quarter of 2020 increased by $651 compared to the quarter ended December 31, 2019. The year-over-year decline in revenues was primarily driven by a lower proportion of fixed-price contract activity during the first quarter of 2020.

We could potentially experience additional headwinds as our customers continue to adjust their operations based on the current oil price environment. This includes customers delaying new purchase orders, extending timelines for existing purchase orders, and delaying the payment of outstanding invoices. To help navigate these headwinds, the Company applied for a loan under the Small Business Administration’s Paycheck Protection Program, and on April 29, 2020, the Company received a loan in the amount of $1,111, which will be used to finance payroll, rent, and utilities over the balance of the second quarter of 2020. The loan principal and related interest accrued may be forgivable, partially or in full, if certain conditions are met.

In August of 2019, we announced a change in leadership and subsequently made some additions to our management team to focus on growth. However, considering recent developments in the oil and gas industry, the Company adjusted its strategy to prepare for a longer cycle of lower oil prices while maintaining adequate support for existing projects. This strategy includes maintaining a disciplined capital structure, workforce reductions, wage reductions, rent abatement, and limiting capital expenditures and R&D efforts to only critical items. The Company continues to seek further cost reduction opportunities to preserve liquidity.

As we look to the future, we currently project the service side of our business to recover first as we expect our customers to be focused on extending the life of existing assets, rather than sanctioning new projects. Therefore, we are determined to further position ourselves as the service provider of choice in such an environment. We expect to execute this strategy while remaining laser-focused on managing our cash flows and maximizing value for our shareholders.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues. Revenues for the three months ended March 31, 2020 were $3,605 compared to revenues of $6,300 for the three months ended March 30, 2019. The $2,695, or 43 percent, decrease from the same period in 2019 was primarily the result of less fixed-price projects in process, COVID-19 related travel restrictions, and the recent developments in the global oil markets.

Cost of Sales. Cost of sales decreased by $1,560, or 39 percent, to $2,482 for the three months ended March 31, 2020 from $4,042 for the same period in 2019. The decrease in cost of sales was primarily driven by the decrease in revenues. Our cost of sales as a percentage of revenues increased primarily due to the lower absorption of fixed costs reported under cost of sales.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $1,693, or 47 percent of revenues, for the three months ended March 31, 2020 compared to $1,995, or 32 percent of revenues, for the three months ended March 31, 2019. The $302, or 15 percent, decrease in SG&A is a result of cost reduction initiatives implemented by the Company as a result of a renewed focus on the Company’s core business. The increase in SG&A expense as a percentage of revenues was due to lower revenues during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Modified EBITDA. Our management evaluates our performance based on a non-US GAAP measure which consists of earnings (net income or loss) available to common shareholders before net interest income, income taxes, depreciation and amortization, non-cash share-based compensation expense, non-cash impairments, non-cash gains or losses on the sale of PP&E, other non-cash items and one-time charges (“Modified EBITDA”). This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying unaudited condensed consolidated statements of operations.

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

The following is a reconciliation of net income (loss) to Modified EBITDA (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net income (loss)	$(637)	$212
Add: Interest expense (income), net	1	(7)
Add: Income tax expense	5	5
Add: Depreciation and amortization	302	345
Add: Share-based compensation	50	104
Deduct: Gain on sale of asset	–	(15)
Modified EBITDA (loss)	$(279)	$644

The $923 decrease in Modified EBITDA was due primarily to the decrease in revenues and the resulting decrease in gross profit during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Liquidity and Capital Resources

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, working capital of $3,965 as of March 31, 2020, and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments.

Given the abrupt decline in oil prices and global economic activity caused by COVID-19, the Company cannot predict with certainty the overall impact on the Company’s operations and cash flows. The Company has taken steps to mitigate the challenges presented by the current macro environment, including workforce reductions, wage reductions, rent abatement, and limiting capital expenditures and R&D efforts to only critical items. The Company continues to seek further cost reduction opportunities to preserve liquidity.

Additionally, the Company applied for a loan under the Small Business Administration’s Paycheck Protection Program, and on April 29, 2020, the Company received a loan in the amount of $1,111, which will be used to finance payroll, rent, and utilities over the balance of the second quarter of 2020. The loan principal and related interest accrued may be forgivable, partially or in full, if certain conditions are met. The Company also continues to engage in discussions with several financial institutions if a credit facility is needed to further support operations. There can be no assurance that the Company could obtain a credit facility, if needed.

During the three months ended March 31, 2020, the Company generated $91 in net cash provided by operating activities primarily due to improvements in cost containment measures. The Company used $57 of net cash provided by investing activities, which was primarily related to the purchase of PP&E. The Company also used $524 of net cash in financing activities for share repurchases, which resulted in a decrease of $490 in cash for the period.

During the three months ended March 31, 2019, the Company used $756 to fund its operating and financing activities. The Company used $583 of net cash in operating activities, which was primarily due to a $2,566 increase in accounts receivable, partially offset by net income and a decrease in contract assets. The Company generated $517 in net cash from investing activities, primarily due to receipt of $507 in repayments on a note receivable. The Company also used $173 of net cash in financing activities primarily for share repurchases.

Inflation and Seasonality

The Company does not believe that its operations are significantly impacted by inflation, and its business is not significantly seasonal in nature.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates used in the financial statements relate to revenue recognition where the Company measures progress towards completion on a cost-to-cost basis for fixed-price contracts, the allowance for doubtful accounts, and the valuation allowance for deferred income tax assets. These estimates require judgments, which are based on historical experience and on various other assumptions, as well as specific circumstances. Estimates may change as new events occur, additional information becomes available or operating environments change.

Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

Refer to Note 1 in Part II. Item 8. “Financial Statements and Supplemental Data,” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of recently issued accounting standards.

Share Repurchase Program

On December 23, 2019, the Board authorized the repurchase of up to 500 shares of the Company’s outstanding common stock. This repurchase program was funded from cash on hand and cash provided by operating activities. The Board separately authorized the repurchase of additional shares during the quarter ended March 31, 2020, in a privately negotiated transaction. During the three months ended March 31, 2020, 744 shares of common stock were purchased for an aggregate amount of $524. As of March 31, 2020, the repurchase program has been exhausted.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of March 31, 2020, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2020.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. A summary of the Company’s material legal proceedings is as follows:

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. The Company disputed GE’s allegations and vigorously defended itself against these allegations. Mediation took place on November 28, 2018 but was not resolved. On February 22, 2019, GE initiated arbitration proceedings with the ICC. The total amount in dispute was originally $2,630,000 but was later reduced to $2,252,000. On February 26, 2020, the parties agreed in principle to settle the dispute, and the parties are working toward finalizing the terms of a definitive settlement agreement. The Company therefore accrued a liability related to this matter in the amount of $750,000 for the year ended December 31, 2019.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270,000 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable, and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counterclaim on March 20, 2013 in the aggregate amount of $1,000,000 for reimbursement of insurance payments allegedly made for repairs. The parties have not reached a resolution on this matter. At this point, it is not clear as to whether an unfavorable outcome is either probable or remote, and the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss if the outcome should be unfavorable.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes information about our purchases of common stock, based on trade date, during the quarter ended March 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - January 31	743,815	$0.7000	494,500	$–
February 1 - February 28	–	–	–	–
March 1 - March 31	–	–	–	–
Total for the three months ended March 31, 2020	743,815	$0.7000	494,500

On December 23, 2019, the Board authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock. This repurchase program was funded from cash on hand and cash provided by operating activities. The Board separately authorized the repurchase of additional shares during the quarter ended March 31, 2020, in a privately negotiated transaction. During the three months ended March 31, 2020, 743,815 shares of common stock were purchased for an aggregate amount of $524,091. As of March 31, 2020, the repurchase program has been exhausted.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Date: May 11, 2020
	By:	/s/ Charles K. Njuguna
Charles K. Njuguna
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

	By:	/s/ Trevor L. Ashurst
Trevor L. Ashurst
Vice President of Finance
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1*	Certification of Charles K. Njuguna, President, Chief Executive Officer and Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Trevor L. Ashurst, Vice President of Finance, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Statement of Charles K. Njuguna, President, Chief Executive Officer and Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Statement of Trevor L. Ashurst, VP of Finance, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

