Form 10-Q
period 2020-06-30
Deep Down, Inc.
filed 2020-08-10
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

At August 10, 2020, there were 12,391,365 shares outstanding of Common Stock, par value $0.001 per share.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
	(In thousands, except per share data)
ASSETS
Current assets:
Cash	$3,664	$3,523
Accounts receivable, net of allowance of $498 and $50, respectively	4,354	4,454
Contract assets	585	814
Prepaid expenses and other current assets	98	156
Total current assets	8,701	8,947
Property, plant and equipment, net	2,992	7,964
Intangibles, net	47	50
Right-of-use operating lease assets	3,742	4,334
Other assets	439	256
Total assets	$15,921	$21,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,094	$2,204
Contract liabilities	956	623
Current portion of PPP loan payable	553	–
Current lease liabilities	1,213	1,181
Total current liabilities	4,816	4,008

PPP loan payable	558	–
Operating lease liability, long-term	2,561	3,180
Total liabilities	7,935	7,188

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,756,010 and 15,906,010 shares issued, respectively	16	16
Additional paid-in capital	73,595	73,521
Treasury stock, 3,364,645 and 2,620,830 shares, respectively, at cost	(2,808)	(2,284)
Accumulated deficit	(62,817)	(56,890)
Total stockholders' equity	7,986	14,363
Total liabilities and stockholders' equity	$15,921	$21,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenues	$2,725	$5,269	$6,330	$11,568
Cost of sales:
Cost of sales	1,216	3,022	3,458	6,787
Depreciation expense	242	282	482	559
Total cost of sales	1,458	3,304	3,940	7,346
Gross profit	1,267	1,965	2,390	4,222
Operating expenses:
Selling, general and administrative	2,005	2,007	3,698	4,001
Depreciation and amortization	61	70	122	138
Asset impairment	4,490	–	4,490	–
Total operating expenses	6,556	2,077	8,310	4,139
Operating income (loss)	(5,289)	(112)	(5,920)	83
Other income:
Interest (expense) income, net	(1)	5	(2)	12
Gain on sale of property, plant and equipment	–	–	–	15
Total other income (expense)	(1)	5	(2)	27
Income (loss) before income taxes	(5,290)	(107)	(5,922)	110
Income tax expense	–	5	5	10
Net income (loss)	$(5,290)	$(112)	$(5,927)	$100
Net income (loss) per share:
Basic	$(0.42)	$(0.01)	$(0.47)	$0.01
Fully diluted	$(0.42)	$(0.01)	$(0.47)	$0.01
Weighted-average shares outstanding:
Basic	12,492	13,412	12,601	13,461
Fully diluted	12,492	13,412	12,601	13,461

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total
Balance at December 31, 2018	15,706	$16	$73,271	$(2,062)	$(54,116)	$17,109
Net income	–	–	–	–	212	212
Treasury shares purchased	–	–	–	(170)	–	(170)
Share-based compensation	–	–	104	–	–	104
Balance at March 31, 2019	$15,706	$16	$73,375	$(2,232)	$(53,904)	$17,255

Net loss	–	–	–	–	(112)	(112)
Treasury shares purchased	–	–	–	(48)	–	(48)
Share-based compensation	–	–	24	–	–	24
Balance at June 30, 2019	$15,706	$16	$73,399	$(2,280)	$(54,016)	$17,119

Balance at December 31, 2019	15,906	$16	$73,521	$(2,284)	$(56,890)	$14,363
Net loss	–	–	–	–	(637)	(637)
Treasury shares purchased	–	–	–	(524)	–	(524)
Share-based compensation	–	–	50	–	–	50
Balance at March 31, 2020	15,906	$16	$73,571	$(2,808)	$(57,527)	$13,252

Net loss	–	–	–	–	(5,290)	(5,290)
Treasury shares purchased	–	–	–	–	–	–
Share-based compensation	–	–	24	–	–	24
Balance at June 30, 2020	15,906	$16	$73,595	$(2,808)	$(62,817)	$7,986

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(5,927)	$100
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	74	128
Depreciation and amortization	604	697
Gain on sale of property, plant and equipment	–	(15)
Bad debt expense	448	–
Non-cash lease expense	5	17
Loss on asset impairment	4,490	–
Changes in operating assets and liabilities:
Accounts receivable	(348)	(760)
Contract assets	229	712
Prepaid expenses and other current assets	51	(89)
Other assets	(200)	39
Accounts payable and accrued liabilities	(110)	(495)
Contract liabilities	333	(731)
Net cash used in operating activities	(351)	(397)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	–	42
Purchases of property, plant and equipment	(102)	(7)
Payments received on note receivable (included in Prepaid expenses and other current assets)	7	510
Short term investment - (certificate of deposit)	–	1,035
Net cash provided by (used in) investing activities	(95)	1,580

Cash flows from financing activities:
Principal payment on long-term debt	–	(6)
Repurchase of common shares	(524)	(218)
Proceeds from PPP loan	1,111	–
Net cash provided by (used in) financing activities	587	(224)
Change in cash	141	959
Cash, beginning of period	3,523	2,015
Cash, end of period	$3,664	$2,974

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. and its wholly-owned subsidiary (“Deep Down”, “we”, “us” or the “Company”) were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain notes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Liquidity

The Company’s cash on hand was $3,664 and working capital was $3,885 as of June 30, 2020. As of December 31, 2019, cash on hand and working capital was $3,523 and $4,939, respectively. The Company does not have a credit facility in place and generally depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”) to meet its liquidity needs.

The Company cannot predict with certainty the overall impact of the abrupt decline in oil prices and global economic disruption caused by COVID-19 on the Company’s operations and cash flows. The Company has taken steps to mitigate the challenges presented by the current macro environment, including workforce reductions, wage reductions, rent abatement, and limiting capital expenditures and research and development efforts to only critical items. The Company continues to seek further cost reduction opportunities to preserve liquidity.

The change in operating assets and liabilities for the six months ended June 30, 2020 resulted in a $45 decrease in cash. The decrease in cash was primarily a result of slower collections of accounts receivable. Despite actively engaging our customers, collections were impacted by customers focusing on cash conservation and remote working arrangements impacting our ability to collect. As a result of prolonged customer payment terms and uncertainty around certain customers’ liquidity, the Company recorded a $448 reserve for doubtful accounts receivable for the quarter ended June 30, 2020.

The Company applied for a loan under the Small Business Administration’s Paycheck Protection Program. On April 29, 2020, the Company received a loan in the amount of $1,111, which was used to finance payroll, rent, and utilities over the balance of the second quarter of 2020. The loan principal and related interest accrued may be forgivable, partially or in full, if certain conditions are met.

The Company believes it will have adequate liquidity to meet its future operating requirements arising in the normal course of business for the next twelve months through a combination of current cash on hand, cash expected to be generated from operations, current working capital, and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Segments

For the three and six months ended June 30, 2020 and 2019, the Company had one operating and reporting segment, Deep Down Delaware.

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

ASC Topic 842 provides for certain practical expedients when adopting the guidance. The Company elected the package of practical expedients allowing the Company, for all leases that commenced prior to the adoption date, to not reassess whether any expired or existing contracts are, or contain, leases, the lease classification for any expired or existing leases, or initial direct costs for any expired or existing leases.

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

ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and a portion is recorded in cost of sales, and the remainder is recorded in selling, general and administrative expenses. The accounting for some leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rate to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate, and assessing the likelihood of renewal or termination options.

As of June 30, 2020, the Company does not have any finance lease assets or liabilities, nor does the Company have any subleases.

The following tables present information about our operating leases:

	June 30, 2020	December 31, 2019
Assets:
Right-of-use assets	$3,742	$4,334

Liabilities:
Current lease liabilities	1,213	1,181
Non-current lease liabilities	2,561	3,180
Total lease liabilities	$3,774	$4,361

The components of the Company’s lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease expense included in Cost of sales	$80	$308	$388	$614
Operating lease expense included in SG&A	14	64	74	130
Short term lease expense	53	172	87	237
Total lease expense	$147	$544	$549	$981

Lease term and discount rate:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease terms on operating leases (yrs.)	2.90	3.28
Weighted-average discount rates on operating leases	5.374%	5.374%

During the quarter ended June 30, 2020, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Twelve months ending June 30,	Operating Leases
2021	$1,383
2022	1,399
2023	1,296
Thereafter	–
Total lease payments	$4,078
Less: Interest	(304)
Present value of lease liabilities	$3,774

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

For most of our fixed price contracts, the customer contracts with us to provide a significant service of integrating a complex set of tasks and components into a single project or capability even if that single project results in the delivery of multiple units. Hence, the entire contract is accounted for as one performance obligation. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	June 30,
	2020	2019
Fixed Price Contracts	$2,073	$2,878
Service Contracts	652	2,391
Total	$2,725	$5,269

	Six Months Ended
	June 30,
	2020	2019
Fixed Price Contracts	$3,817	$6,409
Service Contracts	2,513	5,159
Total	$6,330	$11,568

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At June 30, 2020 and December 31, 2019, there were no contracts with terms that extended beyond one year.

The following table summarizes the Company’s contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	June 30, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$1,907	$1,687
Estimated earnings on uncompleted contracts	3,355	2,294
	5,262	3,981
Less: Billings to date on uncompleted contracts	(5,633)	(3,790)
	$(371)	$191

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$585	$814
Contract liabilities	(956)	(623)
	$(371)	$191

The contract asset and liability balances at June 30, 2020 and December 31, 2019 are primarily associated with revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	June 30, 2020	December 31, 2019	Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	906	896	2 - 5 years
Equipment	12,327	17,887	2 - 30 years
Furniture, computers and office equipment	907	901	2 - 8 years
Construction in progress	31	64	–

Total property, plant and equipment	14,456	20,033
Less: Accumulated depreciation and amortization	(11,464)	(12,069)
Property, plant and equipment, net	$2,992	$7,964

Impairment of Long-lived Assets

As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, the Company determined the carrying amount of certain idle long-lived assets exceeded their respective values and therefore recorded an impairment charge of $4,490 related to idle fixed assets during the three months ended June 30, 2020.

The Company owns, and routinely invests in, a portfolio of long-lived assets which are used both internally for product manufacturing and externally to perform services in the field. We evaluate for impairment our property and equipment that is held and used whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is assessed based on estimated undiscounted future net cash flows. Estimating future net cash flows requires us to make assumptions and estimates including, but not limited to, cash flows associated with future use and eventual disposal of the asset group and determination of the primary asset of the group. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. No impairment was recorded related to the long-lived assets held and used during the three and six months ended June 30, 2020.

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid in capital in the accompanying unaudited consolidated balance sheets. During the three and six months ended June 30, 2020, the Company recognized a total of $24 and $50, respectively, of share-based compensation expense, which includes $23 of credits to compensation expense related to the forfeiture of restricted stock awards of our former Chief Operating Officer in the second quarter of 2020. During the three and six months ended June 30, 2019, the Company recognized a total of $24 and $128, respectively, of share-based compensation expense. The unamortized estimated fair value of nonvested shares of restricted stock and stock options was $133 and $134 at June 30, 2020 and December 31, 2019, respectively. These costs are expected to be recognized as expense over a weighted-average period of 1.17 years.

NOTE 6:	TREASURY STOCK

On December 23, 2019, the Board authorized the repurchase of up to 500 shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand and cash provided by operating activities. The Board separately authorized the repurchase of additional shares during the quarter ended March 31, 2020, in a privately negotiated transaction. As of March 31, 2020, the repurchase program has been exhausted.

For the three months ended June 30, 2020, no shares of common stock were purchased by the Company. For the six months ended June 30, 2020, the Company purchased 744 shares of common stock at an average price of approximately $0.70 per share totaling $524 in a privately negotiated transaction.

For the three months ended June 30, 2019, the Company purchased 60 shares of common stock at an average price of approximately $0.80 per share totaling $48. For the six months ended June 30, 2019, the Company purchased 288 shares of common stock at an average price of approximately $0.76 per share totaling $218.

Treasury shares are accounted for using the cost method.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At June 30, 2020 and December 31, 2019, management has recorded a full deferred tax asset valuation allowance.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into employment agreements with the Chief Executive Officer and former Chief Operating Officer (the “Executives”) containing severance provisions. In the event of termination of the Executives’ employment for any reason, the Executives would be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the Executives are entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which the Executives are participants as of the date of termination.

In addition, subject to executing a general release in favor of the Company, the Executives would be entitled to receive certain severance payments in the event of termination of the Executive’s employment by the Company “other than for cause” or by the Executive with “good reason.” These severance payments include: (i) a sum in cash equal to one to two times the Executive’s annual base salary; (ii) a sum in cash equal to one to two times the average annual bonus paid to the Executive for the prior two full fiscal years preceding the date of termination; (iii) a sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement, but no less than fifty percent of Executive’s annual base salary; and (iv) if the Executive’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the Executive shall immediately vest and become exercisable.

On April 1, 2020, the Company eliminated the position of Chief Operating Officer (“COO”) and relieved the COO of his duties pursuant to the terms of his employment agreement. In addition to payment of accrued and unpaid salary, vacation time, and other benefits referred to above, the Company is required to pay the former COO one time his contractual annual base salary of $245, payable over 12 months. This amount is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020.

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred. The Company resolved a material legal proceeding during the quarter ended June 30, 2020 and is involved in only one material legal proceeding as of the date of this Report.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counterclaim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. The parties have not reached a resolution on this matter. At this point, it is not clear as to whether an unfavorable outcome is either probable or remote, and the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss if the outcome should be unfavorable.

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. During the second quarter of 2020, the parties finalized the terms of a definitive settlement agreement which is now final and binding. Per the terms of the settlement, the Company shall pay GE the total amount of $750 on a monthly basis through February 2022. The Company accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019.

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

At June 30, 2020 and 2019, all such securities were anti-dilutive.

NOTE 10:	RELATED PARTY TRANSACTIONS

On August 15, 2019, Mr. Ronald E. Smith, the Company's Founder, resigned as Chief Executive Officer and as a member of the Board, effective as of August 31, 2019. In connection with Mr. Smith's resignation, the Company and Mr. Smith entered into a Transition Agreement, effective as of September 1, 2019 (the “Transition Agreement”). The Transition Agreement provides for Mr. Smith to serve as an independent consultant to the Company from September 1, 2019 through December 31, 2021. The Company agreed to pay Mr. Smith $15 per month, from January 1, 2020 through December 31, 2021, in exchange for his future services. The Company therefore recorded consulting expenses related to the Transition Agreement totaling $45 and $90 for the three and six months ended June 30, 2020, respectively.

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

NOTE 11.	SMALL BUSINESS ADMINISTRATION’S PAYCHECK PROTECTION PROGRAM LOAN

As a result of the abrupt decline in oil prices and global economic activity caused by COVID-19, the Company applied for a loan under the Small Business Administration’s Paycheck Protection Program, and on April 29, 2020, the Company received a loan (“PPP loan”) in the amount of $1,111, which was used to finance payroll, rent, and utilities through the second quarter of 2020. The PPP loan is evidenced by a promissory note, dated to be effective as of April 27, 2020, between the Company and the lender. The PPP loan matures on April 27, 2022 and bears interest at a fixed rate of 1.00 percent per annum, payable in 18 monthly payments commencing on November 27, 2020. The loan principal and related interest accrued may be forgivable, partially or in full, if certain conditions are met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except per share amounts)

The following discussion and analysis provide information that management believes is relevant for an assessment and understanding of the Deep Down’s results of operations and financial condition. This information should be read in conjunction with the Company’s audited historical consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and the Company’s unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements,” and is available on the SEC’s website.

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

Industry and Executive Outlook

The dual challenges of the global COVID-19 pandemic and the sharp decline in oil prices continue to impact our business and that of our customers. Our service business is particularly dependent on our personnel being able to travel domestically and internationally, and travel restrictions imposed by various governments partially contributed to reduced revenues during the second quarter of 2020.

We experienced additional headwinds as our customers scaled back their operations based on the current oil price environment. This includes customers delaying new purchase orders, extending timelines for existing purchase orders, and delaying the payment of outstanding invoices. We expect that customer spending will increase if oil prices stabilize and there is an overall improvement in global economic activity.

In response to these new challenges, we successfully adjusted our strategy to operate in this cycle of lower oil prices. During the second quarter of 2020, we implemented workforce reductions, wage reductions, rent abatement, and limited capital expenditures and R&D efforts to only critical items. We were not able to accomplish this without our team of highly capable individuals who were able to respond quickly to the global pandemic pressures; however, there is much more work to do. Despite the reduction in our second quarter revenues, as compared to the same period in 2019, we are encouraged by the improvement in our margins, which is a direct result of the cost mitigation efforts we have implemented and continue to pursue. We will continue to seek further cost reduction opportunities to streamline our cost structure to preserve our liquidity.

The Company also applied for and received a loan in the amount of $1,111 under the Small Business Administration’s Paycheck Protection Program. The loan proceeds were used to finance payroll, rent, and utilities through the second quarter of 2020. The loan principal and related interest accrued may be forgivable, partially or in full, if certain conditions are met.

During the second quarter of 2020, we analyzed the carrying value of our long-lived assets and recorded an impairment charge for certain idle fixed assets given our inability to objectively project cash flows related to those assets. We are still in discussions with various potential customers for the sale or rental of these assets and do not expect the results of this impairment to have an impact on the discussions.

While increasing revenue remains our top priority, generating free cash flow and preservation of liquidity remains a high priority in the current environment. We are keenly focused on the levers within our control, and we are seeing an increase in requests for short-cycle service work, an area where we have a proven track record. We, therefore, see this as an area of further growth for the Company. We also believe customers on the other side of the downturn will be heavily focused on efficiency and shorter lead times, without sacrificing quality and safety, and are confident our streamlined operations and renewed focus on our cost drivers will enable us to be a solid choice for our customers.

We continue to be encouraged by the future of the Company and look forward to continuing to be a service provider of choice for our customers, an employer of choice for our current and future employees, and a good value for shareholders.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues. Revenues for the three months ended June 30, 2020 were $2,725 compared to revenues of $5,269 for the three months ended June 30, 2019. The $2,544, or 48 percent, decrease from the same period in 2019 was primarily the result of fewer projects in process, COVID-19 related travel restrictions, and the recent developments in the global oil markets.

Gross profit. Gross profit for the three months ended June 30, 2020 was $1,267, or 46 percent of revenues, compared to $1,965, or 37 percent of revenues, for the three months ended June 30, 2019. The 9 percent increase in gross profit percentage was primarily due to a higher proportion of rental revenue and receiving rent abatements during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Despite the increase in gross profit percentage, the $698 decrease in gross profit was driven by lower revenues in the 2020 period, compared to the 2019 period.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $2,005, or 74 percent of revenues, for the three months ended June 30, 2020 compared to $2,007, or 38 percent of revenues, for the three months ended June 30, 2019. The increase in SG&A expenses as a percent of revenues was due to lower revenues, a $245 severance charge related to the elimination of the Company’s COO position, and a $448 reserve for doubtful accounts receivable related to prolonged customer payment terms and uncertainty around certain customers’ liquidity affected by the COVID-19 pandemic. Excluding these charges, SG&A expenses for the three months ended June 30, 2020 were $1,312, or 48 percent of revenues, which represents a $695, or 35 percent, reduction from the same period in 2019 and a $381, or 23 percent, reduction from the first quarter of 2020.

Asset Impairment. During the three months ended June 30, 2020, we recorded charges of $4,490 for the impairment of certain idle long-lived assets. The impairment was the result of an analysis of the carrying value of the assets and our inability to objectively project future cash flows from the sale or lease of these assets, particularly in light of the impact of the COVID-19 pandemic and resulting global economic disruption. No impairment of long-lived assets was recorded during the three months ended June 30, 2019.

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

We believe Modified EBITDA is a useful measure of a company’s operating performance, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest), asset base (primarily depreciation and amortization), and actions that do not affect liquidity (share-based compensation expense) from our operating results. Additionally, it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net income (loss) to Modified EBITDA (loss) for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019
Net income (loss)	$(5,290)	$(112)

Add: Interest expense (income), net	1	(5)
Add: Income tax expense	–	5
Add: Depreciation and amortization	303	352
Add: Share-based compensation	24	24
Add: Asset Impairment	4,490	–
Add: One-time charges related to elimination of COO position	245	–
Modified EBITDA (loss)	$(227)	$264

The $491 decrease in Modified EBITDA was primarily due to decreased revenues as a result of the decline in offshore activity triggered by the COVID-19 pandemic coupled with a $448 reserve for doubtful accounts receivable due to prolonged customer payment terms and uncertainty around certain customers’ liquidity affected by the COVID-19 pandemic for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues. Revenues for the six months ended June 30, 2020 were $6,330 compared to revenues of $11,568 for the six months ended June 30, 2019. The $5,238, or 45 percent, decrease was the result of fewer projects in process, COVID-19 related travel restrictions, and the recent developments in the global oil markets.

Gross profit. Gross profit for the six months ended June 30, 2020 was $2,390, or 38 percent of revenues, compared to $4,222, or 36 percent of revenues, for the six months ended June 30, 2019. The $1,832, or 43 percent, decrease in gross profit was primarily due to decreased revenues due to fewer projects during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Selling, general and administrative expenses. SG&A expenses were $3,698, or 58 percent of revenues, for the six months ended June 30, 2020 compared to $4,001, or 35 percent of revenues, for the six months ended June 30, 2019. The increase in SG&A expenses as a percent of revenues was due to lower revenues, a $245 severance charge related to the elimination of the Company’s COO position, and a $448 reserve for doubtful accounts receivable due to prolonged customer payment terms and uncertainty around certain customers’ liquidity affected by the COVID-19 pandemic. Excluding these charges, SG&A expenses for the six months ended June 30, 2020 was $3,005, or 47 percent of revenues, which represents a $996, or 25 percent, reduction from the same period in 2019.

Asset Impairment. During the six months ended June 30, 2020, we recorded charges of $4,490 for the impairment of certain idle long-lived assets. The impairment was the result of an analysis of the carrying value of the assets and our inability to objectively project future cash flows from the sale or lease of these assets, particularly in light of the impact of the COVID-19 pandemic and resulting global economic disruption.

Modified EBITDA. The following is a reconciliation of net income (loss) to Modified EBITDA (loss) for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
Net income (loss)	$(5,927)	$100

Add: Interest expense (income), net	2	(12)
Add: Income tax expense	5	10
Add: Depreciation and amortization	604	697
Add: Share-based compensation	74	128
Deduct: Gain on sale of asset	–	(15)
Add: Asset Impairment	4,490	–
Add: One-time charges related to elimination of COO position	245	–
Modified EBITDA (loss)	$(507)	$908

The $1,415 decrease in Modified EBITDA was due to decreased revenues as a result of the decline in offshore activity triggered by the COVID-19 pandemic coupled with a $448 reserve for doubtful accounts receivable due to prolonged customer payment terms and uncertainty around certain customers’ liquidity affected by the pandemic for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Liquidity and Capital Resources

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, working capital of $3,885 as of June 30, 2020, and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments.

The Company cannot predict with certainty the overall impact of the abrupt decline in oil prices and global economic disruption caused by COVID-19 on the Company’s operations and cash flows. The Company has taken steps to mitigate the challenges presented by the current macro environment, including workforce reductions, wage reductions, rent abatement, and limiting capital expenditures and R&D efforts to only critical items. The Company continues to seek further cost reduction opportunities to preserve liquidity.

The Company applied for a loan under the Small Business Administration’s Paycheck Protection Program, and on April 29, 2020, the Company received a loan in the amount of $1,111, which was used to finance payroll, rent, and utilities through the second quarter of 2020. The loan principal and related interest accrued may be forgivable, partially or in full, if certain conditions are met. The Company also continues to engage in discussions with several financial institutions if a credit facility is needed to further support operations. There can be no assurance that the Company could obtain a credit facility, if needed.

During the six months ended June 30, 2020, the Company used $351 of net cash in operating activities, which was primarily due to lower revenues partially offset by reductions in accounts receivable and other assets. The Company also used $95 in net cash for investing activities, primarily for purchases of property, plant and equipment. The Company generated $587 from financing activities, primarily through the $1,111 PPP loan proceeds, which was partially offset by $524 of share repurchases.

During the six months ended June 30, 2019, the Company used $397 of net cash in operating activities, primarily due to a $495 decrease in account payable and a $760 increase of in accounts receivable offset by net income. The Company generated $1,580 from investing activities, primarily due to receiving $510 in repayments on a note receivable and $1,035 from the maturity of a certificate of deposit. The Company also used $224 in financing activities primarily related to share repurchases.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates used in the financial statements relate to revenue recognition where the Company measures progress towards completion on a cost-to-cost basis for fixed-price contracts, the allowance for doubtful accounts, and impairments of long-lived assets. These estimates require judgments, which are based on historical experience and on various other assumptions, as well as specific circumstances. Estimates may change as new events occur, additional information becomes available or operating environments change.

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

Share Repurchase Program

On December 23, 2019, the Board authorized the repurchase of up to 500 shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand and cash provided by operating activities. The Board separately authorized the repurchase of additional shares during the quarter ended March 31, 2020, in a privately negotiated transaction. As of March 31, 2020, the repurchase program has been exhausted.

For the three months ended June 30, 2020, no shares of common stock were purchased by the Company. For the six months ended June 30, 2020, the Company purchased 744 shares of common stock at an average price of approximately $0.70 per share, totaling $524, in a privately negotiated transaction.

For the three months ended June 30, 2019, the Company purchased 60 shares of common stock at an average price of approximately $0.80 per share totaling $48. For the six months ended June 30, 2019, the Company purchased 288 shares of common stock at an average price of approximately $0.76 per share, totaling $218.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of June 30, 2020, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2020.

PART II. – OTHER INFORMATION

(Amounts in thousands except per share amounts)

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred. The Company resolved a material legal proceeding during the quarter ended June 30, 2020 and is involved in only one material legal proceeding as of the date of this Report.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counterclaim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. The parties have not reached a resolution on this matter. At this point, it is not clear as to whether an unfavorable outcome is either probable or remote, and the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss if the outcome should be unfavorable.

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. During the second quarter of 2020, the parties finalized the terms of a definitive settlement agreement which is now final and binding. Per the terms of the settlement, the Company shall pay GE the total amount of $750 on a monthly basis through February 2022. The Company accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2020, the Company did not repurchase any outstanding common stock.

During the quarter ended June 30, 2019, the Company repurchased 60 shares of our common stock from Mr. Randy Warner, who resigned as a member of the Board. The shares were repurchased at the price of $0.80 per share, which was the average closing price for the ten trading days prior to the date of repurchase.

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

Date: August 10, 2020
	By:	/s/ Charles K. Njuguna
Charles K. Njuguna
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

	By:	/s/ Trevor L. Ashurst
Trevor L. Ashurst
Vice President of Finance
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1*	Certification of Charles K. Njuguna, President, Chief Executive Officer and Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Trevor L. Ashurst, Vice President of Finance, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Statement of Charles K. Njuguna, President, Chief Executive Officer and Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Statement of Trevor L. Ashurst, Vice President of Finance, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

** To be filed by amendment

