Form 10-Q
period 2020-09-30
Deep Down, Inc.
filed 2020-11-09
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

At November 9, 2020, there were 12,388,865 shares outstanding of Common Stock, par value $0.001 per share.

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

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements. Forward-looking statements included in this Report speak only as of the date of this Report and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers, and backlog;

•	Our backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of our future earnings;

•	The volatility of oil and natural gas prices;

•	Our use of percentage-of-completion accounting could result in volatility in our results of operations;

•	A portion of our contracts may contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

•	Our operations could be adversely impacted by the continuing effects of government regulations;

•	International and political events may adversely affect our operations;

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

•	The departure of key personnel could disrupt our business;

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

•	Unfavorable legal outcomes could have a negative impact on our business; and

•	The impact of global health crises, including epidemics and pandemics.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
	(In thousands, except per share & share data)
ASSETS
Current assets:
Cash	$4,045	$3,523
Accounts receivable, net of allowance of $476 and $50, respectively	3,902	4,454
Contract assets	275	814
Prepaid expenses and other current assets	101	156
Total current assets	8,323	8,947
Property, plant and equipment, net	2,779	7,964
Intangibles, net	46	50
Right-of-use operating lease assets	3,444	4,334
Other assets	366	256
Total assets	$14,958	$21,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,144	$2,204
Contract liabilities	448	623
Current lease liabilities	1,234	1,181
Total current liabilities	3,826	4,008

PPP loan payable	1,111	–
Operating lease liability, long-term	2,247	3,180
Total liabilities	7,184	7,188

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.001 par value, 24,500,000 shares authorized, 15,756,010 and 15,906,010 shares issued, respectively	16	16
Additional paid-in capital	73,634	73,521
Treasury stock, 3,367,145 and 2,620,830 shares, respectively, at cost	(2,809)	(2,284)
Accumulated deficit	(63,067)	(56,890)
Total stockholders' equity	7,774	14,363
Total liabilities and stockholders' equity	$14,958	$21,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)

Revenues	$3,136	$4,397	$9,466	$15,966
Cost of sales:
Cost of sales	1,794	2,274	5,252	9,061
Depreciation expense	174	278	656	837
Total cost of sales	1,968	2,552	5,908	9,898
Gross profit	1,168	1,845	3,558	6,068
Operating expenses:
Selling, general and administrative	1,351	2,136	5,049	6,137
Depreciation and amortization	65	70	187	209
Asset impairment	–	–	4,490	–
Total operating expenses	1,416	2,206	9,726	6,346
Operating loss	(248)	(361)	(6,168)	(278)
Other income:
Interest (expense) income, net	(2)	–	(4)	12
Gain (loss) on sale of property, plant and equipment	–	(7)	–	8
Total other income (expense)	(2)	(7)	(4)	20
Loss before income taxes	(250)	(368)	(6,172)	(258)
Income tax expense	–	5	5	15
Net loss	$(250)	$(373)	$(6,177)	$(273)

Net loss per share:
Basic	$(0.02)	$(0.03)	$(0.49)	$(0.02)
Fully diluted	$(0.02)	$(0.03)	$(0.49)	$(0.02)

Weighted-average shares outstanding:
Basic	12,390	13,330	12,531	13,417
Fully diluted	12,390	13,330	12,531	13,417

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2018	15,706	$16	$73,271	$(2,062)	$(54,116)	$17,109

Net income	–	–	–	–	212	212
Treasury shares purchased	–	–	–	(170)	–	(170)
Share-based compensation	–	–	104	–	–	104

Balance at March 31, 2019	15,706	$16	$73,375	$(2,232)	$(53,904)	$17,255

Net loss	–	–	–	–	(112)	(112)
Treasury shares purchased	–	–	–	(48)	–	(48)
Share-based compensation	–	–	24	–	–	24

Balance at June 30, 2019	15,706	$16	$73,399	$(2,280)	$(54,016)	$17,119

Net loss	–	–	–	–	(373)	(373)
Restricted stock awards	200	–	–	–	–	–
Share-based compensation	–	–	72	–	–	72

Balance at September 30, 2019	15,906	$16	$73,471	$(2,280)	$(54,389)	$16,818

Balance at December 31, 2019	15,906	$16	$73,521	$(2,284)	$(56,890)	$14,363

Net loss	–	–	–	–	(637)	(637)
Treasury shares purchased	–	–	–	(524)	–	(524)
Share-based compensation	–	–	50	–	–	50

Balance at March 31, 2020	15,906	$16	$73,571	$(2,808)	$(57,527)	$13,252

Net loss	–	–	–	–	(5,290)	(5,290)
Restricted stock awards forfeited	(150)	–	–	–	–	–
Share-based compensation	–	–	24	–	–	24

Balance at June 30, 2020	15,756	$16	$73,595	$(2,808)	$(62,817)	$7,986

Net loss	–	–	–	–	(250)	(250)
Treasury shares purchased	–	–	–	(1)	–	(1)
Share-based compensation	–	–	39	–	–	39

Balance at September 30, 2020	15,756	$16	$73,634	$(2,809)	$(63,067)	$7,774

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(6,177)	$(273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	113	200
Depreciation and amortization	843	1,046
Gain on sale of property, plant and equipment	–	(8)
Bad debt expense	426	–
Non-cash lease expense	10	22
Loss on asset impairment	4,490	–
Changes in operating assets and liabilities:
Accounts receivable	126	(2,334)
Contract assets	539	890
Prepaid expenses and other current assets	45	(57)
Other assets	(136)	(31)
Accounts payable and accrued liabilities	(60)	(543)
Contract liabilities	(175)	(443)
Net cash provided by (used in) operating activities	44	(1,531)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	–	88
Purchases of property, plant and equipment	(118)	(66)
Payments received on note receivable (included in Prepaid expenses and other current assets)	10	515
Short term investment - (certificate of deposit)	–	1,035
Net cash provided by (used in) investing activities	(108)	1,572

Cash flows from financing activities:
Principal payment on long-term debt	–	(56)
Repurchase of common shares	(525)	(218)
Proceeds from PPP loan	1,111	–
Net cash provided by (used in) financing activities	586	(274)
Change in cash	522	(233)
Cash, beginning of period	3,523	2,015
Cash, end of period	$4,045	$1,782

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Liquidity

The Company’s cash on hand was $4,045 and working capital was $4,497 as of September 30, 2020. As of December 31, 2019, cash on hand and working capital was $3,523 and $4,939, respectively. The Company does not have a credit facility in place and generally depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”) to meet its liquidity needs.

The Company cannot predict with certainty the long-term impact of the abrupt decline in oil prices and global economic disruption caused by COVID-19 on the Company’s operations and cash flows. The Company took steps to mitigate the challenges presented by the current macro environment, including workforce reductions, wage reductions, rent abatement, and limiting capital expenditures and research and development efforts to only critical items. The Company continues to seek further cost reduction opportunities to preserve liquidity.

As a result of the abrupt decline in oil prices and global economic activity caused by COVID-19, the Company applied for a loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program, and on April 29, 2020, the Company received a loan (“PPP loan”) in the amount of $1,111, which was used to finance payroll during the second and third quarters of 2020. The PPP loan is evidenced by a promissory note, dated to be effective as of April 27, 2020, between the Company and the lender. The promissory note matures on April 27, 2022 and bears interest at a fixed rate of 1.00 percent per annum, payable in 18 monthly payments commencing on November 27, 2020.

Subsequent to the effective date of the Company’s PPP loan, the U.S. Treasury and SBA refined its payment deferral guidance whereas payments for PPP loans are to be deferred for at least ten months after the end of the loan forgiveness covered period. Additionally, if the loan forgiveness application is submitted within ten months after the end of the loan forgiveness covered period, payments will be further deferred until such loan forgiveness application is processed by the SBA. The Company applied for forgiveness of its PPP loan in its entirety in October 2020, which falls within ten months after the end of the Company’s loan forgiveness covered period. The Company has not received guidance from its lender regarding the timing or ultimate outcome of its forgiveness application. Therefore, due to the uncertain timing of payments, the Company did not carry a portion of its PPP loan balance as a current liability at September 30, 2020.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly owned subsidiary. Any intercompany transactions and balances have been eliminated.

Segments

For the three and nine months ended September 30, 2020 and 2019, the Company had one operating and reporting segment, Deep Down Delaware.

NOTE 2:	LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASC Topic 842”). Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, except for short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will initially be measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

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

As of September 30, 2020, the Company does not have any finance lease assets or liabilities, nor does the Company have any subleases.

The following tables present information about our operating leases:

	September 30, 2020	December 31, 2019
Assets:
Right-of-use assets	$3,444	$4,334

Liabilities:
Current lease liabilities	1,234	1,181
Non-current lease liabilities	2,247	3,180
Total lease liabilities	$3,481	$4,361

The components of the Company’s lease expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease expense included in Cost of sales	$271	$312	$659	$926
Operating lease expense included in SG&A	26	55	100	185
Short term lease expense	37	41	124	278
Total lease expense	$334	$408	$883	$1,389

Lease term and discount rate:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease terms on operating leases (yrs.)	2.70	3.28
Weighted-average discount rates on operating leases	5.374%	5.374%

During the quarter ended September 30, 2020, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Twelve months ending September 30,	Operating Leases
2021	$1,387
2022	1,403
2023	943
Thereafter	–
Total lease payments	$3,733
Less: Interest	(252)
Present value of lease liabilities	$3,481

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

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	September 30,
	2020	2019
Fixed Price Contracts	$2,522	$3,012
Service Contracts	614	1,385
Total	$3,136	$4,397

	Nine Months Ended
	September 30,
	2020	2019
Fixed Price Contracts	$6,338	$9,422
Service Contracts	3,128	6,544
Total	$9,466	$15,966

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed and paid on a monthly basis. Payment terms for services are usually 30 days from invoice receipt but have increased to 45 days during the recent industry downturn.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At September 30, 2020 and December 31, 2019, there were no contracts with terms that extended beyond one year.

The following table summarizes the Company’s contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	September 30, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$2,308	$1,687
Estimated earnings on uncompleted contracts	3,506	2,294
	5,814	3,981
Less: Billings to date on uncompleted contracts	(5,987)	(3,790)
	$(173)	$191

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$275	$814
Contract liabilities	(448)	(623)
	$(173)	$191

The contract asset and liability balances at September 30, 2020 and December 31, 2019 are primarily associated with revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	September 30, 2020	December 31, 2019	Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	906	896	2 - 5 years
Equipment	12,343	17,887	2 - 30 years
Furniture, computers and office equipment	907	901	2 - 8 years
Construction in progress	31	64	–

Total property, plant and equipment	14,472	20,033
Less: Accumulated depreciation and amortization	(11,693)	(12,069)
Property, plant and equipment, net	$2,779	$7,964

Impairment of Long-lived Assets

As a result of unfavorable market conditions primarily due to the COVID-19 pandemic and developments in global oil markets, which triggered historically low crude oil prices and decreases in our customers’ capital budgets, the Company determined the carrying amount of certain idle long-lived assets exceeded their respective expected cash flows and therefore recorded an impairment charge of $4,490 related to idle fixed assets during the second quarter of 2020.

The Company owns, and routinely invests in, a portfolio of long-lived assets which are used both internally for product manufacturing and externally to perform services in the field. We evaluate for impairment our property and equipment that is held and used whenever changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is assessed based on estimated undiscounted future net cash flows. Estimating future net cash flows requires us to make assumptions and estimates including, but not limited to, cash flows associated with future use and eventual disposal of the asset group and determination of the primary asset of the group. Should the review indicate that the carrying value is not fully recoverable, the amount of the impairment loss is determined by comparing the carrying value to the estimated fair value. No impairment was recorded related to the long-lived assets held and used during the three months ended September 30, 2020.

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid in capital in the accompanying unaudited consolidated balance sheets. On August 5, 2020, the three non-employee members of the Board of Directors (the “Board”) were each granted an option to purchase 50 shares of the Company’s common stock at a price of $0.37 per share. Fair value of these stock options was $0.25 per share at the date of the grant. Options for 25% of the shares vested on August 31, 2020, with the remaining shares scheduled to vest in equal installments on November 30, 2020, February 28, 2021, and May 31, 2021, subject to the recipient’s continued service on the Board. During the three and nine months ended September 30, 2020, the Company recognized a total of $39 and $113, respectively, of share-based compensation expense. During the three and nine months ended September 30, 2019, the Company recognized a total of $72 and $200, respectively, of share-based compensation expense. The unamortized estimated fair value of nonvested shares of restricted stock and stock options was $69 and $134 at September 30, 2020 and December 31, 2019, respectively. These costs are expected to be recognized as expenses over a weighted-average period of 0.48 years.

NOTE 6:	TREASURY STOCK

On December 23, 2019, the Board authorized the repurchase of up to 500 shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand and cash provided by operating activities. The Board separately authorized the repurchase of additional shares during the quarter ended March 31, 2020, in a privately negotiated transaction. As of March 31, 2020, the repurchase program had been exhausted.

For the three months ended September 30, 2020, the Company purchased 3 shares of common stock at an average price of approximately $0.43 per share totaling $1 in a privately negotiated transaction. For the nine months ended September 30, 2020, the Company purchased 746 shares of common stock at an average price of approximately $0.70 per share totaling $525 in privately negotiated transactions.

For the three months ended September 30, 2019, the Company received 300 shares of common stock from our former CEO in exchange for certain previously impaired Company equipment ($0 carrying value at the time of exchange). No value was recorded to treasury stock because the assets had approximately $0 fair value at the time of the exchange. For the nine months ended September 30, 2019, the Company purchased 588 shares of common stock at an average price of approximately $0.37 per share totaling $218.

Treasury shares are accounted for using the cost method.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At September 30, 2020 and December 31, 2019, management has recorded a full deferred tax asset valuation allowance.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into employment agreements with the Chief Executive Officer and former Chief Operating Officer (the “Executives”) on September 18, 2019 and September 23, 2019, respectively, which contained severance provisions. In the event of termination of the Executives’ employment for any reason, the Executives would be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the Executives are entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which the Executives are participants as of the date of termination.

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

On April 1, 2020, the Company eliminated the position of Chief Operating Officer (“COO”) and relieved the COO of his duties pursuant to the terms of his employment agreement. In addition to payment of accrued and unpaid salary, vacation time, and other benefits referred to above, the Company is required to pay the former COO one time his contractual annual base salary of $245, payable over 12 months. This amount is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020.

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is involved in only one material legal proceeding as of the date of this Report.

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

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. During the second quarter of 2020, the parties finalized the terms of a definitive settlement agreement which is now final and binding. Per the terms of the settlement, the Company shall pay GE $750 in total, which shall be paid on a monthly basis through February 2022. The Company accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019.

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

At September 30, 2020 and 2019, all such securities were anti-dilutive.

NOTE 10:	RELATED PARTY TRANSACTIONS

On August 15, 2019, Mr. Ronald E. Smith, the Company's Founder, resigned as Chief Executive Officer and as a member of the Board, effective as of August 31, 2019. In connection with Mr. Smith's resignation, the Company and Mr. Smith entered into a Transition Agreement, effective as of September 1, 2019 (the “Transition Agreement”). The Transition Agreement provides for Mr. Smith to serve as an independent consultant to the Company from September 1, 2019 through December 31, 2021. The Company agreed to pay Mr. Smith $15 per month, from January 1, 2020 through December 31, 2021, in exchange for his future services. The Company therefore recorded consulting expenses related to the Transition Agreement totaling $45 and $135 for the three and nine months ended September 30, 2020, respectively.

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

As a result of the abrupt decline in oil prices and global economic activity caused by COVID-19, the Company applied for a loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program, and on April 29, 2020, the Company received a loan (“PPP loan”) in the amount of $1,111, which was used to finance payroll during the second and third quarters of 2020. The PPP loan is evidenced by a promissory note, dated to be effective as of April 27, 2020, between the Company and the lender. The promissory note matures on April 27, 2022 and bears interest at a fixed rate of 1.00 percent per annum, payable in 18 monthly payments commencing on November 27, 2020.

Subsequent to the effective date of the Company’s PPP loan, the U.S. Treasury and SBA refined its payment deferral guidance whereas payments for PPP loans are to be deferred for at least ten months after the end of the loan forgiveness covered period. Additionally, if the loan forgiveness application is submitted within ten months after the end of the loan forgiveness covered period, payments will be further deferred until such loan forgiveness application is processed by the SBA. The Company applied for forgiveness of its PPP loan in its entirety in October 2020, which falls within ten months after the end of the Company’s loan forgiveness covered period. The Company has not received guidance from its lender regarding the timing or ultimate outcome of its forgiveness application. Therefore, due to the uncertain timing of payments, the Company did not carry a portion of its PPP loan balance as a current liability at September 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except per share amounts)

The following discussion and analysis provide information that management believes is relevant for an assessment and understanding of Deep Down’s results of operations and financial condition. This information should be read in conjunction with the Company’s audited historical consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and which is available on the SEC’s website, and the Company’s unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

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

Industry and Executive Outlook

The challenges presented by the global COVID-19 pandemic and the resulting sharp decline in oil prices continue to disrupt our business and that of our customers. Although we have seen some relaxation in the actions taken by various governments and companies to prevent the spread of COVID-19, such actions initially caused the demand for oil and gas to decline at unprecedented rates and prompted our customers to scale back their operations. The impact of these actions on our business includes customers delaying new purchase orders, extending timelines for existing purchase orders, and delaying payment of outstanding invoices. We expect that customer activity will recover when oil prices further stabilize and there is a recovery in the global demand for oil and gas.

In response to these new challenges, we successfully adjusted our strategy to operate in this cycle of lower oil prices. Earlier this year, we implemented workforce reductions, wage reductions, rent abatement, and limited capital expenditures and R&D efforts to only critical items. We were not able to accomplish this without our team of highly capable individuals who were able to respond quickly to the global pandemic pressures; however, there is much more work to do.

During the second quarter of 2020, the Company applied for and received a loan in the amount of $1,111 under the Small Business Administration’s Paycheck Protection Program. The loan proceeds were used to finance payroll during the second and third quarters of 2020. The Company applied for forgiveness of its PPP loan in its entirety in October 2020, but the Company has not received guidance from its lender regarding the timing or ultimate outcome of its forgiveness application.

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

We are encouraged by the future potential of the Company and look forward to continuing to be a service provider of choice for our customers, an employer of choice for our current and future employees, and a good value for shareholders.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues. Revenues for the three months ended September 30, 2020 were $3,136 compared to revenues of $4,397 for the three months ended September 30, 2019. The $1,261, or 29 percent, decrease from the same period in 2019 was primarily the result of fewer projects in process, COVID-19 related travel restrictions, and the recent developments in the global oil markets.

Gross profit. Gross profit for the three months ended September 30, 2020 was $1,168, or 37 percent of revenues, compared to $1,845, or 42 percent of revenues, for the three months ended September 30, 2019. The 5 percent decrease in gross profit percentage was primarily due to a lower proportion of service revenues resulting from COVID-19 disruptions and delays during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $1,351, or 43 percent of revenues, for the three months ended September 30, 2020 compared to $2,136, or 49 percent of revenues, for the three months ended September 30, 2019, which included $349 in one-time expenses related to the resignation of the Company’s founder. Excluding the one-time charges, SG&A expenses for the three months ended September 30, 2019 were $1,787, or 41% of revenues. The $436 decrease in regular SG&A expenses was due to lower payroll costs, lower legal costs, and continuous efforts to reduce operating expenses during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

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

The following is a reconciliation of net loss to Modified EBITDA for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019
Net loss	$(250)	$(373)

Add: Interest expense (income), net	2	–
Add: Income tax expense	–	5
Add: Depreciation and amortization	239	348
Add: Share-based compensation	39	72
Add: Loss on sale of property, plant and equipment	–	7
Add: One-time charges related to Founder's resignation	–	349

Modified EBITDA	$30	$408

The $378 decrease in Modified EBITDA was primarily due to decreased revenues as a result of the decline in offshore activity triggered by the COVID-19 pandemic for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues. Revenues for the nine months ended September 30, 2020 were $9,466 compared to revenues of $15,966 for the nine months ended September 30, 2019. The $6,500, or 41 percent, decrease was the result of fewer projects in process, COVID-19 related travel restrictions, and the recent developments in the global oil markets.

Gross profit. Gross profit as a percentage of revenues was 38% for both the nine months ended September 30, 2020 and September 30, 2019, respectively, despite a $2,510 decrease in gross profit for the nine months ending September 30, 2020 compared to September 30, 2019. Gross profit as a percentage of revenues remained consistent over the comparative period despite incurring lower revenues, which was due to cost containment measures implemented by the Company to mitigate against the challenges posed by the macro environment.

Selling, general and administrative expenses. SG&A expenses were $5,049, or 53 percent of revenues, for the nine months ended September 30, 2020, which included a $245 severance charge related to the elimination of the Company’s COO position and a $448 reserve for doubtful accounts receivable due to prolonged customer payment terms and uncertainty around certain customers’ liquidity affected by the COVID-19 pandemic. Excluding these charges, SG&A expenses for the nine months ended September 30, 2020 were $4,356, or 46 percent of revenues. SG&A expenses were $6,137, or 38 percent of revenues, for the nine months ended September 30, 2019, which included $349 in one-time expenses related to the resignation of the Company’s founder. Excluding the one-time charges, SG&A expenses for the nine months ended September 30, 2019 were $5,788, or 36% of revenues. The $1,432 decrease in regular SG&A expenses was due to lower payroll costs, lower legal costs, and continuous efforts to reduce operating expenses during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Asset Impairment. During the nine months ended September 30, 2020, the Company recorded charges of $4,490 for the impairment of certain idle long-lived assets. The impairment was the result of an analysis of the carrying value of the assets and our inability to objectively project future cash flows from the sale or lease of these assets, particularly in light of the impact of the COVID-19 pandemic and resulting global economic disruption.

Modified EBITDA. The following is a reconciliation of net loss to Modified EBITDA (loss) for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
Net loss	$(6,177)	$(273)
Add: Interest expense (income), net	4	(12)
Add: Income tax expense	5	15
Add: Depreciation and amortization	843	1,046
Add: Share-based compensation	113	200
Deduct: Gain on sale of property, plant and equipment	–	(8)
Add: Asset impairment	4,490	–
Add: One-time charges related to elimination of COO position	245	–
Add: One-time charges related to Founder's resignation	–	349
Modified EBITDA (loss)	$(477)	$1,317

The $1,794 decrease in Modified EBITDA was due to decreased revenues as a result of the decline in offshore activity triggered by the COVID-19 pandemic coupled with a $448 reserve for doubtful accounts receivable due to prolonged customer payment terms and uncertainty around certain customers’ liquidity affected by the pandemic for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Liquidity and Capital Resources

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, working capital of $4,497 as of September 30, 2020, and potential opportunistic sales of PP&E, in addition to pursuing a disciplined approach to making capital investments.

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

As a result of the abrupt decline in oil prices and global economic activity caused by COVID-19, the Company applied for a loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program, and on April 29, 2020, the Company received a loan (“PPP loan”) in the amount of $1,111, which was used to finance payroll during the second and third quarters of 2020. The PPP loan is evidenced by a promissory note, dated to be effective as of April 27, 2020, between the Company and the lender. The promissory note matures on April 27, 2022 and bears interest at a fixed rate of 1.00 percent per annum, payable in 18 monthly payments commencing on November 27, 2020.

Subsequent to the effective date of the Company’s PPP loan, the U.S. Treasury and SBA refined its payment deferral guidance whereas payments for PPP loans are to be deferred for at least ten months after the end of the loan forgiveness covered period. Additionally, if the loan forgiveness application is submitted within ten months after the end of the loan forgiveness covered period, payments will be further deferred until such loan forgiveness application is processed by the SBA. The Company applied for forgiveness of its PPP loan in its entirety in October 2020, which falls within ten months after the end of the Company’s loan forgiveness covered period. The Company has not received guidance from its lender regarding the timing or ultimate outcome of its forgiveness application. Therefore, due to the uncertain timing of payments, the Company did not carry a portion of its PPP loan balance as a current liability at September 30, 2020.

The Company also continues to engage in discussions with several financial institutions if a credit facility is needed to further support operations. There can be no assurance that the Company could obtain a credit facility, if needed.

During the nine months ended September 30, 2020, the Company generated $44 of net cash from operating activities, which was primarily due to reductions in accounts receivable and contract assets. The Company also used $108 in net cash for investing activities, primarily for purchases of property, plant and equipment. The Company generated $586 of net cash from financing activities, primarily through the $1,111 PPP loan proceeds, which was partially offset by $525 of share repurchases.

During the nine months ended September 30, 2019, the Company used $1,531 of net cash in operating activities, primarily due to a $2,334 increase in accounts receivable and a $543 decrease in accounts payable. The Company generated $1,572 of net cash from investing activities, primarily due to receiving $515 in repayments on a note receivable and $1,035 from the maturity of a certificate of deposit. The Company also used $274 in net cash for financing activities primarily related to share repurchases.

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

Share Repurchase Program

On December 23, 2019, the Board authorized the repurchase of up to 500 shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand and cash provided by operating activities. The Board separately authorized the repurchase of additional shares during the quarter ended March 31, 2020, in a privately negotiated transaction. As of March 31, 2020, the repurchase program had been exhausted.

For the three months ended September 30, 2020, the Company purchased 3 shares of common stock at an average price of approximately $0.43 per share totaling $1 in a privately negotiated transaction. For the nine months ended September 30, 2020, the Company purchased 746 shares of common stock at an average price of approximately $0.70 per share totaling $525 in privately negotiated transactions.

For the three months ended September 30, 2019, the Company received 300 shares of common stock from our former CEO in exchange for certain previously impaired Company equipment ($0 carrying value at the time of exchange). No value was recorded to treasury stock because the assets had approximately $0 fair value at the time of the exchange. For the nine months ended September 30, 2019, the Company purchased 588 shares of common stock at an average price of approximately $0.37 per share totaling $218.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Management’s Report on Internal Control Over Financial Reporting.   The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of September 30, 2020, based on criteria issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2020.

PART II. – OTHER INFORMATION

(Amounts in thousands except per share amounts)

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is involved in only one material legal proceeding as of the date of this Report.

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

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. During the second quarter of 2020, the parties finalized the terms of a definitive settlement agreement which is now final and binding. Per the terms of the settlement, the Company shall pay GE $750 in total, which shall be paid on a monthly basis through February 2022. The Company accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchase and cancellation of our common stock during the nine months ended September 30, 2020.

Nine months ended September 30, 2020
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - January 31	744	$0.7000	495	$–
February 1 - February 28	–	–	–	–
March 1 - March 31	–	–	–	–
April 1 - April 30	–	–	–	–
May 1 - May 31	–	–	–	–
June 1 - June 30	–	–	–	–
July 1 - July 31	–	–	–	–
August 1 - August 31	3	$0.4300	–	–
September 1 - September 30	–	–	–	–
	747	$0.6991	495	$–

(1)  On December 23, 2019, the Board of Directors authorized a repurchase program under which the Company could repurchase up to 500 shares of outstanding stock. As of March 31, 2020, the repurchase program had been exhausted.

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

Date: November 9, 2020
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

