Form 10-K
period 2020-12-31
Deep Down, Inc.
filed 2021-03-30
CIK 1110607

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ___________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $4,460,891.40.

At March 30, 2021, the registrant had 12,388,865 outstanding shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Forward-Looking Information

Unless otherwise indicated, the terms “Deep Down, Inc.”, “Deep Down”, “Company”, “we”, “our” and “us” are used in this report to refer to Deep Down, Inc., a Nevada corporation, and its directly and indirectly wholly owned subsidiaries.

In this Annual Report on Form 10-K (the “Report”), we may make certain forward-looking statements (“Statements”), including statements regarding our plans, strategies, objectives, expectations, intentions, and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise, or correct any of the Statements. The Statements should also be read in conjunction with our audited consolidated financial statements and the notes thereto.

The Statements contained in this Report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Statements contained herein are based on current expectations that involve a number of risks and uncertainties. These Statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, “intend”, “plan”, “could”, “is likely”, or “anticipates”, or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We caution the readers that these Statements are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other Statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by us, may not be realized. Because of the number and range of assumptions underlying our projections and Statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Report. These Statements are based on current expectations and we assume no obligation to update this information. Therefore, our actual experience and the results achieved during the period covered by any projections or Statements may differ substantially from those projected. Consequently, the inclusion of projections and other Statements should not be regarded as a representation by us or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the Statements contained herein will prove to be accurate.

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

ii

PART I

ITEM 1.	Business.

General

Deep Down, Inc., a Nevada corporation (the “Company”, “Deep Down”, “we”, “our” and “us”), is a leading oilfield products and services company providing solutions for the world’s energy and offshore industries. Primary operations are conducted under Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), which is a wholly owned subsidiary of the Company.

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

Business Overview

The Company provides complex deepwater and ultra-deepwater support services and subsea distribution products used between the production facility and the wellhead. Deep Down supports subsea engineering, installation, commissioning, and maintenance projects through specialized, highly experienced service teams and engineered technological solutions. The Company also offers equipment storage, system integration testing, equipment rental, umbilical manufacturing, and more. The Company’s broad line of solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national oil and gas companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field.

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

For the years ended December 31, 2020 and 2019, the Company had only one operating and reporting segment, Deep Down Delaware.

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

Equipment Refurbishment and Intervention Services. The Company provides refurbishment and repurposing of recovered subsea equipment and associated support services for offshore interventions. As an emergency or intervention arises, the stored asset is engineered, reconfigured, and tested per customer specifications. Additionally, Deep Down has developed a suite of proprietary equipment and tools available to address the critical offshore needs of its customers and minimize production disruptions due to unplanned events. A Deep Down service technician is then deployed with the equipment to support the offshore campaign.

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

Umbilical Hardware. Deep Down designs and fabricates lightweight and compact umbilical hardware that covers the entire scope of a project’s needs from the topside platform to the subsea connection. The Company’s Umbilical Termination Assembly (“UTA”) and new compliant UTA allows the installation team to terminate the umbilical with a higher degree of quality, place the critical components of the base unit on the reel or on the carousel, and handle it with additional ease and safety. The UTA can then be combined with the mud mat assembly easily and offers both first-end stab and hinge-over features as well as yoke second end landing. Deep Downs’s termination services offer the ability to refurbish existing topside umbilical terminations from multiple manufacturers and provide a completely new connection, thus extending the life of the umbilical and the subsea field. Bend Stiffener Latchers™ (“BSL®”) are designed to secure a dynamic umbilical to an existing or standard flange offering significant cost savings and without the need for modification to the rig interface or the use of divers. The quick-release and locking mechanism allows a single remotely operated vehicle (“ROV”) to engage or disengage the locking mechanism resulting in significant savings to the customer.

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

The proprietary NHU® manufacturing concept is fully containerized, portable, and easily transported for setup virtually anywhere in the world. The ability to manufacture in close proximity to subsea fields offers the benefits of reduced lead times, the use of smaller installation vessels, increased local content where applicable, and more favorable economics.

Manufacturing

Our primary operations are located at a 255,000 sq. ft. facility on 23 acres in Houston, Texas, where we have been since 2013. In addition to increasing our production capacity, this facility provided the space to build our steel tube flying lead (“STFL”) overhead tracking system. This system enables us to easily move STFLs from station to station during production for welding, X-ray, and factory acceptance testing. We have also significantly expanded our clean, stainless steel welding and tube bending environment, which is separated from all carbon steel fabrication.

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

Customers

Demand for our deepwater and ultra-deepwater services, surface equipment and offshore rig equipment is dependent on the condition of the oil and gas industry and its ability and need to make capital expenditures, as well as continual maintenance and improvements on its offshore exploration, drilling, and production operations. The level of these expenditures is generally dependent upon various factors such as expected prices of oil and gas, exploration and production costs of oil and gas, and the level of offshore drilling and production activity. The prevailing view of future oil and gas prices are influenced by numerous factors affecting the supply and demand for oil and gas. These factors include worldwide economic activity, interest rates, cost of capital, environmental regulation, tax policies, and production levels and prices set and maintained by producing nations and the Organization of the Petroleum Exporting Countries. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of domestic and international offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

Our principal customers are major integrated oil and gas companies, large independent oil and gas companies, foreign national oil and gas companies, subsea equipment manufacturers and subsea equipment installation contractors involved in offshore exploration, development, and production. Offshore drilling contractors, engineering and construction companies, and other companies involved in maritime operations represent a smaller customer base.

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

Marketing and Sales

We market our services and products worldwide through our Houston-based sales force. We periodically advertise in trade and technical publications targeting our customer base. We also participate in industry conferences and trade shows to enhance industry awareness of our products and services. Our customers generally order products and services after consultation with us on their project. Orders are typically completed within two weeks to three months depending on the type of product or service. Larger and more complex products may require four to six months to complete, though we have accepted several longer-term projects, requiring significantly more time to complete. Our customers select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery, and advanced technology. For large production system orders, we engage our project management team to coordinate customer needs with our engineering, manufacturing, and service departments, as well as with subcontractors and vendors. Our profitability on our projects is dependent on performing accurate and cost-effective bids as well as performing efficiently in accordance with bid specifications. Various factors can adversely affect our performance on individual projects that could potentially adversely affect the profitability of a project.

Product Development and Engineering

The technological demands of the oil and gas industry continue to increase as offshore exploration and drilling operations expand into deeper and more hostile environments. Conditions encountered in these environments could soon include well pressures of up to 20,000 psi, mixed flows of oil and gas under high pressure that may also be highly corrosive, and water depths exceeding 10,000 feet. We are continually engaged in product development activities to generate new products and to improve existing products and services to meet our customers’ specific needs. We also focus our activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also operating costs associated with our products.

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

We believe that the success of our business depends more on the technical competence, creativity, and marketing abilities of our employees than on any individual patent, trademark, or copyright. Nevertheless, as part of our ongoing product development and manufacturing activities, our policy is to seek patents when appropriate on inventions concerning new products and product improvements. All patent rights for products developed by employees are assigned to us.

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

Employees

At March 30, 2021, we had a total of 45 full-time employees. We also work with a pool of independent contractors who enable us to scale our operations at short notice, as business needs demand. Our employees are not covered by collective bargaining agreements, and we generally consider our employee relations to be good. Our operations depend in part on our ability to attract a skilled labor force. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force and increases in the wage rates that we pay or both.

Governmental Regulations

A significant portion of our business activities are subject to federal, state, local and foreign laws and regulations and similar agencies of foreign governments. The technical requirements of these laws and regulations are becoming increasingly expensive, complex, and stringent.  These regulations are administered by various federal, state, and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor and the U.S. Environmental Protection Agency. From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws will require us to make material additional expenditures.

We are also affected by tax policies and other laws and regulations generally relating to the oil and gas industry, including those specifically directed to offshore operations. Adoption of laws and regulations that curtail exploration and development drilling for oil and gas could adversely affect our operations by limiting demand for our services or products.

Increased concerns about the environment have resulted in offshore drilling in certain areas being opposed by environmental groups, and certain areas have been restricted. To the extent that new or additional environmental protection laws that prohibit or restrict offshore drilling are enacted and result in increased costs to the oil and gas industry in general, our business could be materially affected. In addition, these laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several liabilities for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for our acts that complied with all applicable laws at the time such acts were performed. Compliance with environmental laws and regulations may require us to obtain permits or other authorizations for certain activities and to comply with various standards or procedural requirements.

We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations, or changes in existing regulations. We believe that our facilities are in substantial compliance with current regulatory standards. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial position as a result of future compliance with existing environmental laws and regulations controlling the discharge of materials into the environment. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures which may be material.

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

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270,000 alleging that some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter claim on March 20, 2013 in the aggregate amount of $1,000,000 for reimbursement of insurance payments allegedly made for repairs. The parties have not reached a resolution on this matter. At this point, it is not clear as to whether an unfavorable outcome is either probable or remote, and the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss if the outcome should be unfavorable.

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

Stockholders of Record

As of March 30, 2021, there were approximately 1,100 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

Industry and Executive Outlook

The oilfield services industry is dependent on the capital and operating expenditure programs of oil and gas companies. The decision for oil and gas operators to cut back or accelerate their exploration, drilling, and production operations is substantially driven by the overall condition of the oil and gas industry. This industry has historically been characterized by fluctuations in oil and gas prices driven by a variety of market forces.

Beginning in March of 2020, the energy industry encountered a significant economic disruption caused by the COVID-19 pandemic, which continues to have an impact globally. The Company acknowledges that the low oil price environment caused by the pandemic triggered exploration and production companies to either significantly reduce, delay, or cancel their operating and capital spending programs, especially when coupled with restricted travel to mitigate against the spread of COVID-19.

Deep Down’s revenues are tied to offshore projects sanctioned by their customers, and these recent events could potentially cause delays for the Company’s existing projects as well as reduce the number of prospective projects awarded to the Company. A decline in offshore drilling and production activity could result in lower contract volumes or delays in significant contracts, which could negatively impact our earnings and cash flows. During 2020, the Company’s operating performance was impacted by lower contract volume, customer project delays, travel restrictions, customer payment delays, and collectability issues. Our earnings and cash flows could also be negatively affected by delays in payments by significant customers or delays in completion of our contracts for any reason.

Oil and gas operators, equipment providers, and services companies had to quickly adapt to overcome the challenges presented by these unprecedented times. Deep Down was no exception. Our primary focus throughout 2020 was to control what we could control, which was our costs and our cash flows. During 2020, we implemented workforce reductions, temporary wage reductions, and rent abatements, and we limited capital expenditures and R&D efforts to only critical items. A key focus area was to streamline our selling, general and administrative (“SG&A”) expenses, which experienced a 30% decline year over year. Our efforts to improve our cost structure helped us generate a profit in the fourth quarter despite the economic environment continuing to slowly recover.

Additionally, the initial loan we received under the Paycheck Protection Program (“PPP”) in April 2020 supplemented our cash flows as revenues declined, and our second PPP loan in March 2021 is providing a needed buffer to fund working capital while we continue to strengthen our workforce. In fact, we have been able to benefit from the layoffs that occurred at other organizations and hire high caliber individuals who have a wealth of industry knowledge and experience, and who have already made a positive impact on ongoing operations.

During the first few months of 2021, we are beginning to see travel restrictions ease and have managed to safely send teams to different international locations. We are cautiously optimistic that the prevalence of vaccines will encourage different jurisdictions to continue easing travel requirements.

In addition to the increased ability to travel for projects, we have also seen a progressive increase in bidding activity and execution of contract awards, the most notable of which has been the receipt of an order for the rental of one of our two carousels that are suitable for large umbilical or cable projects. The project will require us to erect the carousel on a barge and assist our customer with the transfer of three large umbilicals from the manufacturer’s facility to a different location where the umbilicals can be transferred to an installation vessel. From there, the umbilicals will be transported and installed offshore South America. Certain aspects of this project have not been performed before, which further solidifies our reputation as a service provider of choice for unique offshore installation projects. We envision a successful execution of this project will provide further opportunities to utilize our carousels in the future.

Looking towards the future, we continue to actively engage with a variety of companies on different aspects of the transition to renewable energy with increasing interest in our installation capabilities, equipment, and knowledge of the subsea environment. There are a number of areas we see as potential growth opportunities, though the timing of these opportunities and associated cash flows is uncertain. As such, we are pursuing different partnerships especially around new technologies as we seek to leverage our core competencies to increase the market potential of our current product and service offerings. We are also working on developing the next generation of our equipment by incorporating designs that utilize a reduced carbon footprint.

While increasing revenue remains our top priority, generating free cash flow and preservation of liquidity remains of critical importance in the current environment. We are keenly focused on the levers within our control, and we are seeing an increase in requests for short-cycle service work, an area where we have a proven track record. We, therefore, see this as an area of further growth for the Company. We also believe customers will continue to be heavily focused on efficiency and shorter lead times, without sacrificing quality and safety. We are confident our streamlined operations and renewed focus on our cost drivers will enable us to be the primary choice for our customers.

We maintain our commitment to ensuring we continuously enhance value for our shareholders, while being an employer of choice in the industry.

All dollar and share amounts in the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars and shares, unless otherwise indicated.

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Revenues	$12,977	$18,915	$(5,938)	(31)%

The 31 percent decrease in revenues was primarily the result of fewer projects in process, COVID-19 related travel restrictions, and the recent developments in the global oil and gas markets.

Cost of sales and Gross profit

	Year Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Cost of sales	$8,062	$12,118	$(4,056)	(33)%
Gross profit	$4,915	$6,797	$(1,882)	(28)%
Gross profit %	38%	36%	–	2%

The decrease in gross profit was due to reduced revenues as a result of the COVID-19 pandemic and resulting global economic disruption. The increase in gross profit percentage is due to receiving rent abatements and having a larger proportion of higher margin service work and equipment rental during the year ended December 31, 2020.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $830 and $1,105 for the years ended December 31, 2020 and 2019, respectively.  The year-over-year decrease in depreciation was primarily due to the Company recording increased impairment charges relating to certain idle, long-lived assets during 2020, rather than depreciation.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2020	2019	$	%
Selling, general & administrative	$6,210	$8,926	$(2,716)	(30)%
Selling, general & administrative as a % of revenue	48%	47%	–	1%

The decrease in selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2020 was primarily due to workforce reductions and limiting overhead spending and research and development efforts to only critical items in response to a renewed focus on the Company’s core business. In addition, the Company recorded several accruals related to various legal matters for the year ended December 31, 2019 that were not recurrent for the year ended December 31, 2020.

Asset impairment

For the year ended December 31, 2020, the Company recorded impairment charges of $4,490 for the impairment of certain idle, long-lived assets. The impairment was the result of an analysis of the carrying value of the assets and our inability to objectively project future cash flows from the sale or lease of these assets, particularly in light of the impact of the COVID-19 pandemic and resulting global economic disruption. For the year ended December 31, 2019, the Company recorded impairment charges of $396 related to equipment identified as non-strategic to the core operations of the business.

Interest expense (income), net

Net interest expense for the year ended December 31, 2020 was $7 compared to net interest income of $12 for the year ended December 31, 2019. The decrease of $19 is due to a lower balance on certain interest-bearing accounts for the year ended December 31, 2020.

Gain on sale of assets

During the year ended December 31, 2020, the Company did not record any gains related to vehicles and equipment sold by the Company. During the year ended December 31, 2019, the Company recorded gains of $7 related to vehicles and equipment sold by the Company.

Modified EBITDA

Deep Down management evaluates company performance based on a non-US GAAP measure which consists of earnings (net income or loss) available to common shareholders before net interest income, income taxes, depreciation and amortization, non-cash share-based compensation expense, non-cash impairments, non-cash gains or losses on the sale of Property, Plant and Equipment (“PP&E”), other non-cash items and one-time charges (“Modified EBITDA”). This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing, or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying consolidated statements of operations.

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

The following is a reconciliation of net loss to Modified EBITDA (Loss) for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net loss	$(6,057)	$(2,774)
Add: Interest expense (income), net	7	(12)
Add: Income tax expense (benefit)	13	(8)
Add: Depreciation & amortization	1,082	1,381
Add: Share-based compensation	117	250
Add: Asset impairment	4,490	396
Deduct: Gain on sale of asset	–	(7)
Add: Litigation accrual	–	940
Add: One-time charges related to elimination of COO position	245	–
Add: One-time charges related to founder's resignation	–	349

Modified EBITDA (loss)	$(103)	$515

The $618 decrease in Modified EBITDA was due to decreased revenues resulting from the decline in offshore activity triggered by the COVID-19 pandemic coupled with a net $238 reserve for doubtful accounts receivable due to prolonged customer payment terms and uncertainty around certain customers’ liquidity affected by the pandemic for the twelve months ended December 31, 2020 as compared to the twelve months ended December 31, 2019.

Liquidity and Capital Resources

As a deepwater service provider, our revenues, profitability, cash flows, and future rate of growth are generally dependent on the condition of the global oil and gas industry and our customers’ ability to invest capital for offshore exploration, drilling and production, and maintenance of offshore drilling and production facilities. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. At times, we enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delays in payments by significant customers or delays in completion of our contracts for any reason. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations, which may require us to raise additional debt or equity capital. There can be no assurance that we could raise additional debt or equity capital.

As a result of the abrupt decline in oil prices and global economic activity caused by COVID-19, the Company applied for a loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), and on April 29, 2020, the Company received a PPP loan in the amount of $1,111, which was used to finance payroll during the second and third quarters of 2020. The PPP loan is evidenced by a promissory note, dated April 27, 2020, between the Company and the lender. The promissory note matures on April 27, 2022 and bears interest at a fixed rate of 1.00 percent per annum, payable in 18 monthly payments originally scheduled to commence on November 27, 2020.

Subsequent to the effective date of the Company’s PPP loan, the U.S. Treasury and SBA refined its payment deferral guidance whereby payment of principal, interest, and fees for PPP loans are to be deferred until the amount of forgiveness determined under section 1106 of the CARES Act is remitted to the lender if the loan forgiveness application is submitted within ten months after the end of the loan forgiveness covered period. Additionally, certain conditions detailed in the loan agreement could cause the note to become immediately due and payable at the lender’s option. The Company applied for forgiveness of its PPP loan in its entirety in October 2020, which falls within ten months after the end of the Company’s loan forgiveness covered period. The Company has not received guidance from its lender regarding the timing or ultimate outcome of its forgiveness application.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the fiscal year ended December 31, 2020, the Company reported an increase of $222 in cash.  The Company used $206 of net cash from operating activities primarily from an increase in working capital. The Company also used $158 in net cash for investing activities, primarily for purchases of PP&E. The Company generated $586 of net cash from financing activities, primarily through $1,111 of PPP loan proceeds, which was partially offset by $525 of share repurchases that occurred prior to the onset of the COVID-19 pandemic and receipt of the initial PPP loan.

During the fiscal year ended December 31, 2019, the Company reported an increase of $1,508 in cash. The Company generated $237 in net cash provided by operating activities primarily due to improvements in cost containment measures. The Company generated $1,549 in net cash provided by investing activities, primarily from $1,035 received on the maturity of a short-term investment, and $517 received from payment of a note receivable. The Company also used $278 of net cash in financing activities, which included $222 for the repurchase of outstanding stock and $56 for payments on a motor vehicle loan.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, cash received from a second PPP loan, potential opportunistic sales of PP&E, and the pursuit of a disciplined approach to making capital investments. However, given the abrupt decline in oil prices and global economic activity caused by COVID-19 in 2020, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will continue to pursue opportunistic cost containment initiatives, which can include workforce reductions, limiting overhead spending and research and development efforts to only critical items, and actively pursuing further cost reduction opportunities as they become available.

Summary of Critical Accounting Estimates

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

Property, plant and equipment

PP&E is stated at cost, net of accumulated depreciation, amortization, and related impairments. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is our policy to include amortization expense on assets acquired under finance leases with depreciation expense on owned assets. Additionally, we record depreciation and amortization expense related to revenue-generating assets as a component of cost of sales in the accompanying consolidated statements of operations.

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

During the year ended December 31, 2020, the Company recorded charges of $4,490 for the impairment of certain idle, long-lived assets, which were evaluated at the asset level. The impairment was the result of an analysis of the carrying value of the assets and our inability to objectively project future cash flows from the sale or lease of these assets, particularly in light of the impact of the COVID-19 pandemic and resulting global economic disruption.

Prior to performing the impairment analysis of our long-lived assets on a group level as of December 31, 2019, the Company conducted an evaluation of the carrying amount of certain specific long-lived assets that are non-strategic to the core operations of the business and recorded impairment charges of $396. The Company did not record any further impairment of its long-lived assets.

Revenue Recognition

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. For the years ending 2020 and 2019, there were no contracts with terms that extended beyond one year.

Allowance for Doubtful Accounts

The Company provides an allowance on trade receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At December 31, 2020 and 2019, the Company estimated the allowance for doubtful accounts requirement to be $84 and $50, respectively.  Bad debt expense totaled $238 and $20 for the years ended December 31, 2020 and 2019, respectively.

Income Taxes

We follow the asset and liability method of accounting for income taxes. This method considers the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

Evaluation of Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to ensure that such information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive and the principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance.

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of December 31, 2020, based on revisions and updates issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to its report entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting.  The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2020.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our directors and executive officer as of December 31, 2020:

Name	Age	Position Held with Deep Down
Charles K. Njuguna	43	President, Chief Executive Officer, Chief Financial Officer, and Director
Mark Carden	62	Chairman of the Board of Directors
David J. Douglas	57	Director
Neal I. Goldman	76	Director

Biographical information regarding each of our current directors and executive officer is as follows. The following paragraphs also include specific information about each director’s experience, qualifications, attributes, or skills that led the Board of Directors to the conclusion that the individual should serve on the Board as of the time of this filing, in light of our business and structure:

Charles K. Njuguna, President, Chief Executive Officer, Chief Financial Officer, and Director. Mr. Njuguna has served as the Company’s Chief Executive Officer since September 2019. Since September 2017, Mr. Njuguna has served as the Company’s Chief Financial Officer. Mr. Njuguna joined the Company in early 2012 to manage the Company’s corporate accounting activities, was later appointed to manage all of the Company’s commercial activities, and was subsequently promoted to Business Manager, with oversight for a wide range of financial, operational, and administrative functions. Additionally, Mr. Njuguna has over 20 years of international business experience, including various operational and financial management roles in Africa, the UK, and the US. Mr. Njuguna holds an MBA from the University of Texas at Austin.

Mr. Njuguna is qualified to serve as a director based on his in-depth knowledge of the Company’s operations and his international business experience.

Mark Carden, Chairman of the Board of Directors. Mr. Carden has served as Chairman of the Board since September 30, 2017. Mr. Carden joined the Board as an independent director effective May 1, 2014 and was appointed Chairman of the Audit Committee of the Board of Directors. Mr. Carden was a Partner at Coopers & Lybrand, LLP, now PricewaterhouseCoopers, LLP and held multiple senior-level financial positions specializing in electric and gas utilities from 1981 to 1999; he most recently served as Chief Operating Officer, Global Energy Assurance Practice. Additionally, Mr. Carden was one of three CPAs in the US selected to serve a two-year fellowship at the Financial Accounting Standards Board from 1991 to 1993. Mr. Carden holds a BBA from Texas A&M University. He is currently the Executive Pastor and Elder at Clear Creek Community Church, in League City, Texas. Mr. Carden is also a member of the Compensation Committee.

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

Corporate Governance

Code of Ethics

The Company has adopted Codes of Ethical Conduct that apply to all its directors, officers (including its chief executive officer, chief operating officer, controller and any person performing such functions) and employees. The Company has previously filed copies of these Codes of Ethical Conduct and they can be located pursuant to the information shown in the Exhibit list items 14.1 and 14.2 to this Report. Copies of the Company’s Codes of Ethical Conduct may also be obtained at the Investors section of the Company’s website, www.deepdowninc.com, or by written request addressed to the Corporate Secretary, Deep Down, Inc., PO Box 1389, Crosby, TX 77532. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Vice President of Finance or Controller by posting such information on the Company’s website. Information contained on the website is not part of this Report.

The Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices, and policies. Our Board of Directors has determined that Mr. Carden qualifies as an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Based solely on the Company’s review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors and greater-than ten percent beneficial owners during the year ended December 31, 2020 were satisfied.

Item 11.	Executive Compensation

The following table sets forth information concerning total compensation earned in the years ended December 31, 2020 and 2019 by our Principal Executive Officer (“PEO”) during 2020, and our other executive officer during the year ended December 31, 2020 (collectively, our “Named Officers”).

Summary Compensation Tables for the years ended December 31, 2020 and 2019

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation (1) (2)	Total
Charles K. Njuguna,	2020	$324,906	$35,000	$52,949	$412,855
President, Chief Executive Officer, and Chief Financial Officer	2019	$273,079	$65,000	$38,892	$376,971
Micah Simmons,	2020	$101,748	$–	$168,978	$270,726
Former Chief Operating Officer	2019	$61,250	$32,500	$5,214	$98,964

(1)	Amounts in 2020 represent:

•	Automobile/Cell phone allowances of $19,500 to Mr. Njuguna and $4,962 to Mr. Simmons;
•	Reimbursement of $22,824 to Mr. Njuguna and $11,947 to Mr. Simmons for healthcare premiums;
•	Payments for vacation not taken in 2020 of $10,625 for Mr. Njuguna and $10,723 to Mr. Simmons; and
•	Severance pay of $141,346 to Mr. Simmons.

(2)	Amounts in 2019 represent:

•	Automobile/Cell phone allowances of $19,500 to Mr. Njuguna and $3,242 to Mr. Simmons; and
•	Reimbursement of $19,392 to Mr. Njuguna and $1,972 to Mr. Simmons for healthcare premiums.

Narrative Disclosure to Summary Compensation Table

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

On September 12, 2019, the Company entered into an employment agreement with Mr. Simmons for a term of three years effective September 23, 2019, and subject to automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. The employment agreement provides that Mr. Simmons receive annual cash compensation of $245,000. On April 1, 2020, the Company eliminated the position of Chief Operating Officer (“COO”) and relieved Mr. Simmons of his duties pursuant to the terms of his employment agreement. In addition to payment of accrued and unpaid salary, vacation time, and other benefits, the Company is required to pay Mr. Simmons one time his contractual annual base salary of $245,000, payable over 12 months.

Outstanding Equity Awards

The following table summarizes information with respect to unexercised options for the Named Officer holding options as of December 31, 2020.

	OPTION AWARDS
Name	Number of securities underlying exercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Charles K Njuguna	75,000	75,000	$0.65	9/24/2024

Benefits payable upon change in control

Mr. Njuguna’s employment agreement contains provisions related to change in control.

In the event of termination of Mr. Njuguna’s employment for any reason, he will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which he is entitled or vested under the terms of all employee benefit and compensation plans, agreements, and arrangements in which he is a participant as of the date of termination. In addition, subject to executing a general release in favor of us, Mr. Njuguna will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by him with “good reason.” These severance payments include the following:

(i) a lump sum in cash equal to one times his annual base salary (at the rate in effect on the date of termination), provided, however, that if such termination occurs prior to the date that is twelve months following a change of control, then such payment will be equal to two times the Executive’s annual base salary (at the rate in effect on the date of termination);

(ii) a lump sum in cash equal to the average annual bonus paid to him for the prior two full fiscal years preceding the date of termination; provided, however, that if such termination occurs prior to the date that is twelve months following a change of control, then such payment will be equal to two times the average annual bonus paid to him for the prior two full fiscal years preceding the date of termination;

(iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under our annual incentive bonus arrangement; provided, however, that such pro rata portion shall be calculated based on his annual bonus for the previous fiscal year; but if no previous annual bonus has been paid to him, then the lump sum cash payment for this current pro rata annual bonus obligation shall be no less than fifty percent of his annual base salary; and

(iv) if his termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the Executive shall immediately vest and become exercisable.

Mr. Njuguna has agreed to not, during the term of his employment and for a one-year period after his termination, engage in “Competition” (as defined in his employment agreement) with us, solicit business from any of our customers or potential customers, solicit the employment or services of any person employed by or a consultant to us on the date of termination or within six months prior thereto, or otherwise knowingly interfere with our business or accounts or any of our subsidiaries.

Mr. Njuguna’s employment agreement also provides that we, to the extent permitted by applicable law and our by-laws, will defend, indemnify and hold harmless him from any and all claims, demands or causes of action, including reasonable attorneys’ fees and expenses, suffered or incurred by him as a result of the assertion or filing of any claim, demand, litigation or other proceedings based upon statements, acts or omissions made by or on behalf of him pursuant to his employment agreement or in the course and scope of his employment with us. We will also maintain and pay all applicable premiums for directors’ and officers’ liability insurance which shall provide full coverage for the defense and indemnification of Mr. Njuguna, to the fullest extent permitted by applicable law.

Compensation of Directors

The Compensation Committee of the Board of Directors makes all decisions regarding director compensation. Only directors who are not employees, independent contractors, or consultants of the Company or any of its subsidiaries or affiliates (“Independent Directors”), are entitled to receive a fee, plus reimbursement of reasonable out-of-pocket expenses incurred to attend Board meetings.

The Company uses equity-based compensation, in the form of restricted stock or stock options, to attract and retain qualified candidates to serve on the Board. We believe our compensation arrangement for Independent Directors is comparable to the standards of peer companies within our industry and geographical location.

The following table provides certain information with respect to the 2020 compensation awarded or earned by our Independent Directors who served in such capacity during the year.

Name	Option Awards ($) (1)(2)	Total
Mark Carden	$17,250	$17,250
David J. Douglas	$17,250	$17,250
Neal I. Goldman	$17,250	$17,250

(1)	On June 24, 2019, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.75 per share. Fair value of these stock options was $0.44 per share at the date of grant. Fifty percent of these options vested on December 31, 2019, and the remaining fifty percent of these options vested on December 31, 2020.

(2)	On August 5, 2020, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.37 per share. Fair value of these stock options was $0.25 per share at the date of grant. Fifty percent of these options vested on December 31, 2020. The remaining unvested options vest in equal installments on February 28, 2021, and May 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is certain information with respect to beneficial ownership of Common Stock as of March 30, 2021, except as otherwise noted below, by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director as of such date; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name	Number of Shares of Common Stock Beneficially Owned		Number of Shares That May Be Acquired By Options Exercisable Within 60 Days	Total	Percent of Outstanding Common Stock (1)

Ronald E. Smith	2,950,046	(2)	–	2,950,046	23.8%
Aegis Financial Corporation	813,000	(3)	–	813,000	6.6%
MAZ Capital Advisors, LLC	782,059	(4)	–	782,059	6.3%

Directors and Executive Officers:
David J. Douglas	1,484,091	(5)	87,500	1,571,591	12.7%
Neal I. Goldman	500,000	(6)	87,500	587,500	4.7%
Charles K. Njuguna	267,350	(7)	75,000	342,350	2.8%
Mark Carden	60,980		87,500	148,480	*
All directors and officers as a group (4 persons)	2,312,421		337,500	2,649,921	21.4%

______________

* Indicates ownership of less than 1% of Common Stock outstanding.

(1)	The percentages in the table are calculated using the total shares outstanding as of March 30, 2021 or a total of 12,388,865 shares.
(2)	Based on a Schedule 13D filed with the SEC dated November 26, 2019, Ronald E. Smith, 806 Vista Del Lago Dr., Huffman, TX 77336. These amounts include: 710,562 shares held indirectly through an IRA, 930,651 shares directly held by Mr. Smith’s spouse, and 23,071 shares held indirectly by Mr. Smith’s spouse through an IRA.
(3)	Based on a Schedule 13G filed with the SEC dated January 22, 2021, by Aegis Financial Corporation, 6862 Elm Street, Suite 830, McLean, Virginia 22101.
(4)	Based on a Schedule 13G filed with the SEC dated February 4, 2021, by MAZ Capital Advisors, LLC, 1130 Route 46, Suite 12, Parsippany, New Jersey 07054.
(5)	Based on a Form 3 filed with the SEC dated April 16, 2019, David J. Douglas, 3889 Maple Avenue, Dallas, TX 75219.
(6)	Based on a Form 3 filed with the SEC dated April 16, 2019, Neal I. Goldman, Goldman Capital Management Inc., 767 Third Ave, New York, NY 10017.
(7)	Includes 980 shares held indirectly in retirement and trading accounts owned by Mr. Carden and his wife.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

The following table sets forth the aggregate payments made to Moss Adams for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2020 and 2019 and for other services rendered during those years on behalf of Deep Down and its subsidiaries:

	December 31, 2020	December 31, 2019
Audit Fees	$182,410	$215,674
Audit Related Fees	–	–
Tax Fees	17,246	87,150
All Other Fees	–	–

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

March 30, 2021

DEEP DOWN, INC.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Charles K. Njuguna	President, Chief Executive Officer, and Director	March 30, 2021
Charles K. Njuguna	(Principal Executive Officer)

/s/ Mark Carden	Chairman of the Board of Directors	March 30, 2021
Mark Carden

/s/ David J. Douglas	Director	March 30, 2021
David J. Douglas

/s/ Neal I. Goldman	Director	March 30, 2021
Neal I. Goldman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).
3.1	Articles of Incorporation of Deep Down, Inc., conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Amended and Restated By-Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to our Form 10-K filed on March 30, 2020)
10.1	Building and Land Lease Agreement between W&P Development Corporation, as Landlord, and Deep Down, Inc., as Tenant, dated effective June 1, 2013 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 21, 2013).
10.2†	Employment Agreement, amended dated effective as of September 18, 2019 between Deep Down, Inc. and Charles K. Njuguna (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 24, 2019).
10.3†	Employment Agreement, dated effective as of September 12, 2019 between Deep Down, Inc. and Micah Simmons (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 17, 2019).
10.4	Paycheck Protection Program Promissory Note, dated effective April 29, 2020 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 4, 2020).
10.5	Paycheck Protection Program Promissory Note, dated effective March 4, 2021 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 5, 2021).
10.6	Transition Agreement, dated effective as of September 1, 2019 between Deep Down, Inc. and Ronald E. Smith (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on August 15, 2019).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1	Subsidiary list (incorporated by reference from Exhibit 21.1 to our Form 10-K filed on March 30, 2020).
24.1*	Power of Attorney (included on signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President, Chief Executive Officer and Chief Financial Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Vice President of Finance of Deep Down, Inc.
32.1#	Section 1350 Certification of the President, Chief Executive Officer and Chief Financial Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Vice President of Finance of Deep Down, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

_________________________

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Deep Down, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Determination of Estimated Costs to Complete for Fixed Price Contracts

As described in Note 3 to the consolidated financial statements, total revenue of approximately $8,664,000 for the year ended December 31, 2020 is generated from fixed price contracts. For the Company’s fixed price contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management’s estimation of total cost at completion is subject to many variables and requires significant judgment. There are many factors which impact management’s estimate, including, but not limited to, the ability to properly execute the engineering, design and fabrication phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity, weather, and level of success in the installation phase. Each of these factors can affect the accuracy of cost estimates, and ultimately, future profitability.

The principal considerations in our determination that revenue recognition - determination of estimated costs to complete for fixed price contracts is a critical audit matter are the complexity of these estimates and exercise of significant judgment by management when developing these estimates for fixed price contracts. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimates of costs to complete.

The primary procedures we performed to address this critical audit matter included:

•	Obtaining executed purchase orders and agreements and evaluating the reasonableness of significant assumptions used by management in developing their estimates of costs to complete for a sample of contracts,
•	Evaluating the reasonableness of significant assumptions used involved assessing and testing management’s ability to reasonably estimate costs to complete for fixed price contracts,
•	Discussing progress of contracts’ completion with management and testing their assertions by performing corroborative inquiries of appropriate project manager(s),
•	Confirming progress of contracts’ completion with customers,
•	Testing accuracy and occurrence of the actual costs incurred to date,
•	Performing a comparison of the estimated and actual costs incurred related to recently completed similar contracts, to the extent similar contracts existed,
•	Evaluating the timely identification of circumstances which may warrant a modification to a previous cost estimate,
•	Testing management’s evaluation of contract contingencies, to the extent applicable, relative to the contractual terms and actual progress of contracts,
•	Performing a look-back analysis on completed contracts to assess variances between actual and estimated costs to complete, and
•	Performing analysis of subsequent-to-year-end costs incurred relative to the year-end estimated costs to complete.

Long-Lived Asset Impairments

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated right-of-use operating lease assets and net property, plant and equipment were approximately $3,174,000 and $2,604,000, respectively, as of December 31, 2020. Management conducts impairment tests on long-lived assets whenever significant events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Downturn in the offshore energy sector and its negative financial impact on the Company’s operations led management to conclude the carrying amount of its long-lived assets, which are evaluated as asset groups, required an impairment review to be performed as of June 30, 2020. The Company recorded an impairment charge of approximately $4,490,000 during the quarter ended June 30, 2020 related to its certain idle fixed assets, which were evaluated for impairment at the asset level. Impairment review of the remaining long-lived assets resulted in management’s conclusion that those assets were not impaired.

The principal consideration in our determination that long-lived asset impairments is a critical audit matter was the significant judgment used by management when estimating the revenue component of the future undiscounted cash flows of the group of assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to management’s significant assumptions, including the amount and timing of the revenue component of the net future undiscounted cash flows.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the appropriateness of grouping long lived assets into asset groups,
•	Evaluating the appropriateness of the period over which revenues were projected,
•	Testing the completeness and accuracy of the underlying data, to the extent applicable, used in estimating the revenue component of the cash flows,
•	Evaluating the reasonableness of significant assumptions used by management in developing the amount and timing of the revenue component of the net future cash flows, and
•	Performing retrospective review on prior estimates to assess evidence of possible management’s bias.

/s/ Moss Adams LLP

Houston, Texas

March 30, 2021

We have served as the Company’s auditor since 2017.

DEEP DOWN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share amounts)	2020	2019
ASSETS
Current assets:
Cash	$3,745	$3,523
Accounts receivable, net of allowance of $84 and $50, respectively	4,650	4,454
Inventory	187	–
Contract assets	189	814
Prepaid expenses and other current assets	151	156
Total current assets	8,922	8,947
Property, plant and equipment, net	2,604	7,964
Intangibles, net	44	50
Right-of-use operating lease assets	3,174	4,334
Other assets	195	256
Total assets	$14,939	$21,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,988	$2,204
Contract liabilities	730	623
Current portion of PPP loan payable	863	–
Current lease liabilities	1,261	1,181
Total current liabilities	4,842	4,008

PPP loan payable	248	–
Operating lease liability, long-term	1,951	3,180
Total liabilities	7,041	7,188

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.001 par value, 24,500,000 shares authorized and 15,906,010 issued	16	16
Additional paid-in capital	73,638	73,521
Treasury stock, 3,367,145 and 2,620,830 shares, respectively, at cost	(2,809)	(2,284)
Accumulated deficit	(62,947)	(56,890)
Total stockholders' equity	7,898	14,363
Total liabilities and stockholders' equity	$14,939	$21,551

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019
Revenues	$12,977	$18,915
Cost of sales:
Cost of sales	7,232	11,013
Depreciation expense	830	1,105
Total cost of sales	8,062	12,118
Gross profit	4,915	6,797
Operating expenses:
Selling, general and administrative	6,210	8,926
Asset impairment	4,490	396
Depreciation and amortization	252	276
Total operating expenses	10,952	9,598
Operating loss	(6,037)	(2,801)
Other expense (income):
Interest expense (income), net	7	(12)
(Gain) on sale of property, plant and equipment	–	(7)
Total other expense (income)	7	(19)
Loss before income taxes	(6,044)	(2,782)
Income tax expense (benefit)	13	(8)
Net loss	$(6,057)	$(2,774)

Net loss per share:
Basic	$(0.48)	$(0.21)
Fully diluted	$(0.48)	$(0.21)

Weighted-average shares outstanding:
Basic	12,495	13,386
Fully diluted	12,495	13,386

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2018	15,706	$16	$73,271	$(2,062)	$(54,116)	$17,109

Net loss	–	–	–	–	(2,774)	(2,774)
Restricted stock awards	200	–	–	–	–	–
Treasury shares purchased	–	–	–	(222)	–	(222)
Share-based compensation	–	–	250	–	–	250

Balance at December 31, 2019	15,906	$16	$73,521	$(2,284)	$(56,890)	$14,363

Net loss	–	–	–	–	(6,057)	(6,057)
Restricted stock awards forfeited	(150)	–	–	–	–	–
Treasury shares purchased	–	–	–	(525)	–	(525)
Share-based compensation	–	–	117	–	–	117

Balance at December 31, 2020	15,756	$16	$73,638	$(2,809)	$(62,947)	$7,898

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(6,057)	$(2,774)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,082	1,381
Share-based compensation	117	250
Non-cash lease expense	10	27
Bad debt expense	238	20
Gain on sale of property, plant and equipment	–	(7)
Loss on asset impairment	4,490	396
Changes in operating assets and liabilities:
Accounts receivable, net	(433)	(86)
Contract assets	625	1,117
Inventories	(187)	–
Prepaid expenses and other current assets	(8)	(52)
Other assets	26	93
Accounts payable and accrued liabilities	(216)	222
Contract liabilities	107	(350)
Net cash (used in) provided by operating activities	(206)	237

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	–	88
Purchases of property, plant and equipment	(171)	(91)
Payments received on note receivable (included in Prepaid expenses and other current assets)	13	517
Short term investment - (certificate of deposit)	–	1,035
Net cash (used in) provided by investing activities	(158)	1,549

Cash flows from financing activities:
Principal payment on long-term debt	–	(56)
Repurchase of common shares	(525)	(222)
Proceeds from PPP loan	1,111	–
Net cash provided by (used in) financing activities	586	(278)
Change in cash	222	1,508
Cash, beginning of year	3,523	2,015
Cash, end of year	$3,745	$3,523

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dollar and share amounts in the Notes to the Consolidated Financial Statements are in thousands of dollars and shares, unless otherwise indicated, except per share amounts.

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

Deep Down, Inc., a Nevada corporation (“Deep Down Nevada”), and its directly wholly owned subsidiary, Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”); (collectively referred to as “Deep Down”, “we”, “us” or the “Company”), is an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services and technologies used between the production facility and the wellhead. Our services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, our highly experienced, specialized service teams can support subsea engineering, installation, commissioning, and maintenance projects located anywhere in the world.

Liquidity

The Company’s cash on hand was $3,745 and working capital was $4,080 as of December 31, 2020. As of December 31, 2019, cash on hand and working capital was $3,523 and $4,939, respectively. Other than loans obtained under the Paycheck Protection Program (“PPP”), the Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and the potential opportunistic sales of Property, Plant & Equipment (“PP&E”). See Note 11 and Note 12 for further discussion of the PPP loans.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, cash received from a second PPP loan, and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments. However, given the abrupt decline in oil prices and global economic activity caused by COVID-19 in 2020, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will continue to pursue opportunistic cost containment initiatives, which can include workforce reductions, limiting overhead spending and research and development efforts to only critical items, and actively pursuing further cost reduction opportunities as they become available.

Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly owned subsidiary for the years ended December 31, 2020 and 2019. All intercompany transactions and balances have been eliminated.

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

Segments

For the years ended December 31, 2020 and 2019, we only had one operating and reporting segment, Deep Down Delaware.

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

Our financial instruments consist primarily of cash, accounts receivables and payables, and notes receivable (included in other assets). The carrying values of cash, accounts receivables, and payables approximated their fair values at December 31, 2020 and 2019 due to their short-term maturities. The carrying values of our notes receivable approximate their fair values at December 31, 2020 and 2019 because the interest rates approximate current market rates.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company provides an allowance on accounts receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. Generally, the Company does not charge interest on past due accounts.  When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period.  At December 31, 2020 and 2019, the Company estimated the allowance for doubtful accounts requirement to be $84 and $50, respectively.  Bad debt expense totaled $238 and $20 for the years ended December 31, 2020 and 2019, respectively.

Concentration of Revenues and Credit Risk

Deep Down’s revenues are derived from the sale of products and services to customers who participate in the offshore sector of the oil and gas industry. Customers may be similarly affected by economic and other changes in the oil and gas industry. For the year ended December 31, 2020, our five largest customers accounted for 43 percent, 10 percent, 8 percent, 8 percent, and 5 percent of total revenues. For the year ended December 31, 2019, our five largest customers accounted for 44 percent, 20 percent, 7 percent, 6 percent, and 5 percent of total revenues. The loss of one or more of these customers could have a material impact on our results of operations and cash flows.

As of December 31, 2020, three of our customers accounted for 52 percent, 12 percent, and 9 percent of total accounts receivable. As of December 31, 2019, three of our customers accounted for 41 percent, 17 percent, and 9 percent of total accounts receivable.

Property, plant and equipment

PP&E is stated at cost, net of accumulated depreciation, amortization, and related impairments. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Replacements and betterments are capitalized, while maintenance and repairs are expensed as incurred. It is our policy to include amortization expense on assets acquired under finance leases with depreciation expense on owned assets. Additionally, we record depreciation and amortization expense related to revenue-generating assets as a component of cost of sales in the accompanying consolidated statements of operations.

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

During the year ended December 31, 2020, the Company recorded a charge of $4,490 for the impairment of certain idle, long-lived assets, which were evaluated at the asset level. The impairment was the result of an analysis of the carrying value of the assets and our inability to objectively project future cash flows from the sale or lease of these assets, particularly in light of the impact of the COVID-19 pandemic and resulting global economic disruption.

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

Deep Down leases land, buildings, vehicles, and certain equipment under non-cancellable operating leases. The Company leases office, indoor manufacturing, warehouse, and operating space in Houston, Texas and leases storage space in Mobile, Alabama to house its 3,400 metric ton carousel system.

Lease Concessions

As it relates to lease concessions related to its leases affected by economic disruption caused by the COVID-19 pandemic, the Company elected to account for the deferred payments as variable lease payments. As such, the Company recorded a reduction to rent expense in the period of the deferral. When the Company later incurs the deferred rent, it will recognize it as variable rent expense.

PPP Loan Payable

The Company elected to account for the PPP loan received as a debt arrangement. This debt is recorded on the consolidated balance sheets as a liability, both current and long-term. Interest is accrued over the term of the loan at the effective interest rate. Debt will be derecognized when the debt is extinguished. Debt is extinguished when either the debtor pays the creditor or the debtor is legally released from being the primary obligor.

A PPP loan is forgiven in total or in part only after the SBA has paid the lender the amount of the PPP loan the SBA has determined is eligible for forgiveness, at which point, the lender should notify the borrower of the forgiveness of the PPP loan. When the debt is extinguished, any amount that is forgiven (including accrued but unpaid interest) is recognized in the income statement as a gain upon debt extinguishment; however, there is no guarantee that any portion of the debt balance will be forgiven.

Income Taxes

We follow the asset and liability method of accounting for income taxes. This method considers the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

Share-Based Compensation

We record share-based awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period. Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis. At December 31, 2020 and 2019 we had two types of share-based compensation: stock options and restricted stock. See further discussion in Note 6.

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

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 “Income Taxes (Topic 740).” Topic 740 is effective for fiscal years and interim periods beginning after December 15, 2020. This update simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intra-period tax allocation, the exception to the requirement to recognize a deferred tax liability for equity method investments, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary and the exception to the general methodology for calculating income taxes in an interim period. The adoption of ASU No. 2019-12 is not expected to have a material impact on our financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” as modified by subsequently issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. These ASUs affect an entity to varying degrees depending on the credit quality for the assets held by the entity, their duration and how the entity applies current US GAAP. These ASUs were initially effective for the Company beginning January 1, 2020.

In November 2019, the FASB issued ASU No. 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates.” The FASB issued this update to extend and simplify how effective dates are staggered between larger public companies and all other entities for the aforementioned major updates.  Topic 326 is effective for fiscal years and interim periods beginning after December 15, 2022 for smaller reporting companies. We are currently evaluating the impact of these updates on our financial statements and related disclosures, but at this time, we do not expect a material impact on our financial statements and disclosures.

NOTE 2: LEASES

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC Topic 842”). Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, except for short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will initially be measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

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

As of December 31, 2020 and 2019, the Company does not have any finance lease assets or liabilities, nor does the Company have any subleases.

The following tables present information about our operating leases:

	December 31, 2020	December 31, 2019
Assets:
Right-of-use operating lease assets	$3,174	$4,334

Liabilities:
Current lease liabilities	1,261	1,181
Non-current lease liabilities	1,951	3,180
Total lease liabilities	$3,212	$4,361

The components of our lease expense were as follows:

	Year Ended December 31,
	2020	2019
Operating lease expense included in Cost of sales	$977	$1,238
Operating lease expense included in SG&A	$139	$240
Short term lease expense	$194	$309
Total lease expense	$1,310	$1,787

Lease Term and Discount Rate:	December 31, 2020	December 31, 2019
Weighted-average remaining lease terms (years) on operating leases	2.43	3.28
Weighted-average discount rates on operating leases	5.374%	5.374%

For the year ended December 31, 2020, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Years ending December 31,	Operating Leases
2021	1,399
2022	1,415
2023	597
2024	8
Thereafter	4
Total minimum lease payments	$3,423

Less: Interest	(211)
Present value of lease liabilities	$3,212

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Year Ended December 31,
	2020	2019
Fixed Price Contracts	$8,664	$12,337
Service Contracts	4,313	6,578
Total	$12,977	$18,915

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. For the years ending 2020 and 2019, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	December 31, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$2,098	$1,687
Estimated earnings on uncompleted contracts	3,153	2,294
	5,251	3,981
Less: Billings to date on uncompleted contracts	(5,792)	(3,790)
	$(541)	$191

Included in the accompanying consolidated balance sheets under the following captions:
Contract assets	$189	$814
Contract liabilities	(730)	(623)
	$(541)	$191

The contract asset and liability balances at December 31, 2020 and 2019 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	December 31, 2020	December 31, 2019	Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	906	896	2 - 5 years
Equipment	12,343	17,887	2 - 30 years
Furniture, computers and office equipment	907	901	2 - 8 years
Construction in progress	84	64	–

Total property, plant and equipment	14,525	20,033
Less: Accumulated depreciation	(11,921)	(12,069)
Property, plant and equipment, net	$2,604	$7,964

Depreciation expense included in cost of sales in the accompanying consolidated statements of operations was $830 and $1,105 for the years ended December 31, 2020 and 2019, respectively. Depreciation expense excluded from cost of sales in the accompanying consolidated statements of operations was $252 and $276 for the years ended December 31, 2020 and 2019, respectively.

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated once they are placed in service.

See discussion in Note 1 for any impairment charges related to these assets.

NOTE 5: INCOME OR LOSS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic and diluted net income or loss per common share calculation:

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(6,057)	$(2,774)

Denominator:
Weighted average number of common shares outstanding	12,495	13,386
Denominator for diluted earnings per share	12,495	13,386

Net loss per common share outstanding, basic and fully diluted	$(0.48)	$(0.21)

At December 31, 2020, there were outstanding options that were vested and exercisable into 300 shares of common stock; however, they have been excluded from the calculation of EPS because their exercise would be anti-dilutive. At December 31, 2019, there were outstanding options that were vested and exercisable into 225 shares of common stock; however, they have been excluded from the calculation of EPS because their exercise would be anti-dilutive.

NOTE 6: SHARE-BASED COMPENSATION

The following table summarizes the activity of our nonvested restricted shares for the years ended December 31, 2020 and 2019:

	Restricted Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2018	230	$0.83
Granted	200	0.65
Vested	(170)	0.78
Nonvested at December 31, 2019	260	$0.72
Granted	–	–
Vested	(110)	0.82
Cancellations & Forfeitures	(150)	0.65
Nonvested at December 31, 2020	–	$–

The following table summarizes the activity of our nonvested stock options for the years ended December 31, 2020 and 2019:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2018	–	$–	–
Granted	300	0.70
Vested	(75)	0.75
Outstanding at December 31, 2019	225	$0.68	4.7
Granted	200	0.47
Vested	(225)	0.59
Outstanding at December 31, 2020	200	$0.57	4.1
Exercisable at December 31, 2020	300	$0.63	3.8

For the years ended December 31, 2020 and 2019, we recognized a total of $117 and $250, respectively, of share-based compensation expense related to restricted stock awards and stock options, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards and stock options was $48 and $134 at December 31, 2020 and 2019, respectively. These costs are expected to be recognized as expense over a weighted-average period of 0.35 years.

NOTE 7: TREASURY STOCK

During the year ended December 31, 2019, the Company repurchased 588 shares of common stock at a total cost of $218 under a repurchase program authorized on March 26, 2018 and repurchased 6 shares of common stock at a total cost of $4 under the 2019 Repurchase Program. The average price per share of treasury stock purchased in 2019 was $0.37.

On December 31, 2019, the Company had 2,621 shares of common stock held in treasury.

On December 23, 2019, the Board of Directors authorized a repurchase program (the “2019 Repurchase Program”) under which the Company could repurchase up to 500 shares of outstanding stock. The 2019 Repurchase Program was funded from cash on hand and cash provided by operating activities.

During the year ended December 31, 2020, the Company repurchased an aggregate of 743 shares of common stock at a total cost of $524 under the 2019 Repurchase Program and in a privately negotiated transaction. 495 shares were purchased under the 2019 Repurchase Program, and the remaining 248 shares were separately authorized by the Board. The 2019 Repurchase Program was exhausted at the conclusion of this transaction.

Additionally, the Company purchased 3 shares of common stock at an average price of approximately $0.43 per share totaling $1 in a privately negotiated transaction during the year ended December 31, 2020.

On December 31, 2020, the Company had 3,367 shares of common stock held in treasury.

Treasury shares are accounted for using the cost method.

NOTE 8: INCOME TAXES

Income tax (benefit) expense is comprised of the following:

	Year Ended December 31,
	2020	2019
Federal:
Current	$–	$–
Deferred	10	5
Total	$10	$5
State:
Current	$13	$(8)
Deferred	(10)	(5)
Total	$3	$(13)
Total income tax expense (benefit)	$13	$(8)

Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory income tax rate to loss before income taxes for the reasons set forth below.

	Year Ended December 31,
	2020	2019
Income tax benefit at federal statutory rate	(21.00)%	(21.00)%
State taxes, net of federal benefit	0.01%	(0.50)%
Valuation allowance	20.76%	19.98%
Research and development credits	0.21%	0.79%
Other permanent differences	0.24%	0.44%
Total effective rate	0.21%	(0.29)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards.  The tax effects of the temporary differences and carry forwards are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$5,339	$4,521
R&D and other credit carryforwards	650	663
Share-based compensation	774	757
Intangible amortization	6	11
Allowance for bad debt	18	2
Other	137	193
Total deferred tax assets	$6,924	$6,147
Less: valuation allowance	(6,637)	(5,385)
Net deferred tax assets	$287	$762
Deferred tax liabilities:
Depreciation on property and equipment	$(287)	$(762)
Total deferred tax liabilities	$(287)	$(762)
Net deferred tax position	$–	$–

We have $25,017 of federal and $1,148 of state NOL carry forwards and $650 in research and development and other credits available to offset future taxable income. These federal and state NOLs will expire at various dates through 2034, except for federal NOLs generated in 2018 and subsequent years. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2020. Accordingly, we do not have any accruals for penalties or interest related to our tax returns. Should an examination or audit arise, we would evaluate the need for an accrual and record one, if necessary. Our federal tax returns from the tax years ended December 31, 2017 through December 31, 2019 are open to examination by the IRS.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. We had no outstanding letters of credit at December 31, 2020 or 2019.

Employment Agreement

Our Chief Executive Officer is employed under an employment agreement containing severance provisions. In the event of termination of the CEO’s employment for any reason, the CEO will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the CEO is entitled or vested under the terms of all employee benefit and compensation plans, agreements, and arrangements in which the CEO participants as of the date of termination.

In addition, subject to executing a general release in favor of the Company, the CEO will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by the CEO with “good reason.” These severance payments include: (i) a lump sum in cash equal to one to two times the CEO’s annual base salary; (ii) a lump sum in cash equal to one to two times the average annual bonus paid to the CEO for the prior two full fiscal years preceding the date of termination; (iii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement, but no less than fifty percent of the CEO’s annual base salary; and (iv) if the CEO’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the CEO shall immediately vest and become exercisable.

On April 1, 2020, the Company eliminated the position of Chief Operating Officer (“COO”) and relieved the COO of his duties pursuant to the terms of his employment agreement. In addition to payment of accrued and unpaid salary, vacation time, and other benefits referred to above, the Company is required to pay the former COO one time his contractual annual base salary of $245, payable over 12 months. This amount is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the twelve months ended December 31, 2020.

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is involved in only one material legal proceeding as of the date of this Report.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter claim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. The parties have not reached a resolution on this matter. At this point, it is not clear as to whether an unfavorable outcome is either probable or remote, and the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss if the outcome should be unfavorable.

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. During the second quarter of 2020, the parties finalized the terms of a definitive settlement agreement which is now final and binding. Per the terms of the settlement, the Company shall pay GE $750 in total, which shall be paid on a monthly basis through December 2021. The Company accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019. The remaining liability was $420 at December 31, 2020.

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

NOTE 11. SMALL BUSINESS ADMINISTRATION’S PAYCHECK PROTECTION PROGRAM LOAN

As a result of the abrupt decline in oil prices and global economic activity caused by COVID-19, the Company applied for a loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program, and on April 29, 2020, the Company received a loan (“April 2020 PPP loan”) in the amount of $1,111, which was used to finance payroll during the second and third quarters of 2020. The April 2020 PPP loan is evidenced by a promissory note, dated to be effective as of April 27, 2020, between the Company and the lender. The promissory note matures on April 27, 2022 and bears interest at a fixed rate of 1.00 percent per annum, payable in 18 monthly payments commencing on November 27, 2020.

Subsequent to the effective date of the April 2020 PPP loan, the U.S. Treasury and SBA refined its payment deferral guidance whereby payment of principal, interest, and fees for PPP loans are to be deferred until the amount of forgiveness determined under section 1106 of the CARES Act is remitted to the lender if the loan forgiveness application is submitted within ten months after the end of the loan forgiveness covered period. Additionally, certain conditions detailed in the loan agreement could cause the note to become immediately due and payable at the lender’s option. The Company applied for forgiveness of the April 2020 PPP loan in its entirety in October 2020, which falls within ten months after the end of the Company’s loan forgiveness covered period. The Company has not received guidance from its lender regarding the timing or ultimate outcome of its forgiveness application.

NOTE 12: SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

The Company applied for a second loan under the SBA’s Paycheck Protection Program, and on March 1, 2021, the Company received a potentially forgivable loan (“March 2021 PPP loan”) in the amount of $1,111. The March 2021 PPP loan is evidenced by a promissory note, dated to be effective as of March 1, 2021, between the Company and the lender. The promissory note matures on March 1, 2026 and bears interest at a fixed rate of 1.00 percent per annum, beginning on the date of advance until the loan maturity date.

