Form 10-Q
period 2021-03-31
Deep Down, Inc.
filed 2021-05-10
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

At May 10, 2021, there were 12,388,865 shares outstanding of Common Stock, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Deep Down, Inc., a Nevada corporation (“Deep Down”), and its wholly owned subsidiary Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”). Our current operations are primarily conducted under Deep Down Delaware.

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

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2020, other periodic and current reports we have filed with the SEC, or this Report.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$4,654	$3,745
Accounts receivable, net of allowance of $84 and $84, respectively	5,216	4,650
Inventory	187	187
Contract assets	214	189
Prepaid expenses and other current assets	96	151
Total current assets	10,367	8,922
Property, plant and equipment, net	2,368	2,604
Intangibles, net	42	44
Right-of-use operating lease assets	2,805	3,174
Other assets	355	195
Total assets	$15,937	$14,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,116	$1,988
Contract liabilities	690	730
Current portion of PPP loan payable	1,049	863
Current lease liabilities	1,275	1,261
Total current liabilities	5,130	4,842

PPP loan payable	1,173	248
Operating lease liability, long-term	1,568	1,951
Total liabilities	7,871	7,041

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.001 par value, 24,500,000 shares authorized and 15,906,010 issued	16	16
Additional paid-in capital	73,658	73,638
Treasury stock, 3,367,145 shares, at cost	(2,809)	(2,809)
Accumulated deficit	(62,799)	(62,947)
Total stockholders' equity	8,066	7,898
Total liabilities and stockholders' equity	$15,937	$14,939

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share amounts)

Revenues	$3,922	$3,605
Cost of sales:
Cost of sales	2,011	2,241
Depreciation expense	183	241
Total cost of sales	2,194	2,482
Gross profit	1,728	1,123
Operating expenses:
Selling, general and administrative	1,535	1,693
Depreciation and amortization	77	61
Total operating expenses	1,612	1,754
Operating income (loss)	116	(631)
Other (income) expense:
Interest expense, net	13	1
Gain on sale of property, plant and equipment	(49)	–
Total other (income) expense	(36)	1
Income (loss) before income tax expense	152	(632)
Income tax expense	4	5
Net income (loss)	$148	$(637)

Net income (loss) per share:
Basic	$0.01	$(0.05)
Fully diluted	$0.01	$(0.05)

Weighted-average shares outstanding:
Basic	12,389	12,710
Fully diluted	12,432	12,710

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2019	15,906	$16	$73,521	$(2,284)	$(56,890)	$14,363

Net loss	–	–	–	–	(637)	(637)
Treasury shares purchased	–	–	–	(524)	–	(524)
Share-based compensation	–	–	50	–	–	50

Balance at March 31, 2020	15,906	$16	$73,571	$(2,808)	$(57,527)	$13,252

Balance at December 31, 2020	15,756	$16	$73,638	$(2,809)	$(62,947)	7,898

Net income	–	–	–	–	148	148
Share-based compensation	–	–	20	–	–	20

Balance at March 31, 2021	15,756	$16	$73,658	$(2,809)	$(62,799)	$8,066

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$148	$(637)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	20	50
Depreciation and amortization	260	302
Gain on sale of property, plant and equipment	(49)	–
Non-cash lease expense	2	5
Changes in operating assets and liabilities:
Accounts receivable, net	(567)	(181)
Contract assets	(25)	270
Prepaid expenses and other current assets	52	32
Other assets	(124)	(94)
Accounts payable and accrued expenses	127	67
Contract liabilities	(40)	277
Net cash (used in) provided by operating activities	(196)	91

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	50	–
Purchases of property, plant and equipment	(60)	(61)
Payments received on note receivable (included in Prepaid expenses and other current assets)	4	4
Net cash used in investing activities	(6)	(57)

Cash flows from financing activities:
Proceeds from PPP loan	1,111	–
Repurchase of common shares	–	(524)
Net cash provided by (used in) financing activities	1,111	(524)
Change in cash	909	(490)
Cash, beginning of period	3,745	3,523
Cash, end of period	$4,654	$3,033

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

Basis of Presentation

Unless otherwise indicated, the terms “Deep Down, Inc.”, “Deep Down”, “Company”, “we”, “our” and “us” are used in this report to refer to Deep Down, Inc., a Nevada corporation (“Deep Down Nevada”), and its directly wholly owned subsidiary, Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”). The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain notes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities, and the reported amounts of revenues and expenses. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, then the actual amounts may differ from those included in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Liquidity

The Company’s cash on hand was $4,654 and working capital was $5,237 as of March 31, 2021. As of December 31, 2020, cash on hand and working capital was $3,745 and $4,080, respectively. Other than loans obtained under the Paycheck Protection Program (“PPP”), the Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”). See Note 11 for further discussion of the PPP loans.

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

Segments

For the three months ended March 31, 2021 and 2020, we had one operating and reporting segment, Deep Down Delaware.

NOTE 2:	LEASES

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC Topic 842”). Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, except for short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and is initially measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term, and is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

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

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and a portion is recorded in cost of sales, and the remainder is recorded in selling, general and administrative expenses. The accounting for some leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rate to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate, and assessing the likelihood of renewal or termination options.

As of March 31, 2021, we do not have any finance lease assets or liabilities, nor do we have any subleases.

The following tables present information about our operating leases:

	March 31, 2021	December 31, 2020
Assets:
Right-of-use assets	$2,805	$3,174

Liabilities:
Current lease liabilities	1,275	1,261
Non-current lease liabilities	1,568	1,951
Total lease liabilities	$2,843	$3,212

The components of our lease expense were as follows:

	Three Months Ended
	March 31,
	2021	2020
Operating lease expense included in cost of sales	$317	$308
Operating lease expense included in selling, general and administrative	73	60
Short term lease expense	45	34
Total lease expense	$435	$402

Lease term and discount rate:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease terms on operating leases (yrs.)	2.21	2.43
Weighted-average discount rates on operating leases	5.374%	5.374%

During the three months ended March 31, 2021, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Operating Leases
April 1, 2021 - March 31, 2022	$1,392
April 1, 2022 - March 31, 2023	1,361
April 1, 2023 - March 31, 2024	245
April 1, 2024 - March 31, 2025	8
Thereafter	3
Total lease payments	$3,009
Less: Interest	(166)
Present value of lease liabilities	$2,843

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2021	2020
Fixed Price Contracts	$1,294	$1,744
Service Contracts	2,628	1,861
Total	$3,922	$3,605

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are invoiced and are payable on a monthly basis. Payment terms for services are usually 30 days from invoice receipt.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At March 31, 2021 and December 31, 2020, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	March 31, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$2,072	$2,098
Estimated earnings on uncompleted contracts	3,155	3,153
	5,227	5,251
Less: Billings to date on uncompleted contracts	(5,703)	(5,792)
	$(476)	$(541)

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$214	$189
Contract liabilities	(690)	(730)
	$(476)	$(541)

The contract asset and liability balances at March 31, 2021 and December 31, 2020 consisted primarily of revenue related to fixed-price projects.

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

Additionally, our payment terms are short-term in nature with settlements of one year or less. We have, therefore, utilized the practical expedient in ASC 606-10-32-18 exempting the Company from adjusting the promised amount of consideration for the effects of a significant financing component given that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service is expected to be one year or less.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	March 31, 2021	December 31, 2020	Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	906	906	2 - 5 years
Equipment	12,380	12,343	2 - 30 years
Furniture, computers and office equipment	907	907	2 - 8 years
Construction in progress	50	84	-

Total property, plant and equipment	14,528	14,525
Less: Accumulated depreciation and amortization	(12,160)	(11,921)
Property, plant and equipment, net	$2,368	$2,604

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited consolidated balance sheets. During the three months ended March 31, 2021 and 2020, the Company recognized a total of $20 and $50 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested shares of restricted stock and stock options was $28 and $48 at March 31, 2021 and December 31, 2020, respectively. These costs are expected to be recognized as expenses over a weighted-average period of 0.39 years.

NOTE 6:	TREASURY STOCK

On December 23, 2019, the Board authorized the repurchase of up to 500 shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program was funded from cash on hand and cash provided by operating activities. The Board separately authorized the repurchase of additional shares during the three months ended March 31, 2020, in a privately negotiated transaction. During the three months ended March 31, 2020, 744 shares of common stock were purchased for an aggregate amount of $524. The repurchase program was exhausted as of March 31, 2020.

Treasury shares are accounted for using the cost method.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At March 31, 2021 and December 31, 2020, management has recorded a full deferred tax asset valuation allowance.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. We had no outstanding letters of credit at March 31, 2021 or December 31, 2020.

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

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. During the second quarter of 2020, the parties finalized the terms of a definitive settlement agreement which is now final and binding. Per the terms of the settlement, the Company shall pay GE $750 in total, which shall be paid on a monthly basis through December 2021. The Company accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019. The remaining liability was $270 at March 31, 2021.

NOTE 9:	EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive effect of common stock equivalents (warrants, nonvested stock awards and stock options) using the treasury method.

In each relevant period, the net income used in the basic and dilutive EPS calculations is the same. The following table reconciles the weighted-average basic number of common shares outstanding and the weighted-average diluted number of common shares outstanding for the purpose of calculating basic and diluted EPS.

	Three Months Ended March 31,
	2021	2020
Weighted average common shares outstanding - basic	12,389	12,710
Dilutive effect of common stock equivalents	44	–
Weighted average common shares outstanding - diluted	12,432	12,710

NOTE 10:	RELATED PARTY TRANSACTIONS

On August 15, 2019, Mr. Ronald E. Smith, the Company's Founder, resigned as Chief Executive Officer and as a member of the Board, effective as of August 31, 2019. In connection with Mr. Smith's resignation, the Company and Mr. Smith entered into a Transition Agreement, effective as of September 1, 2019 (the “Transition Agreement”). The Transition Agreement provides for Mr. Smith to serve as an independent consultant to the Company from September 1, 2019 through December 31, 2021. The Company agreed to pay Mr. Smith $42 per month, from September 1, 2019 through December 31, 2019, and $15 per month, from January 1, 2020 through December 31, 2021, in exchange for his future services. The Company therefore recorded consulting expenses related to the Transition Agreement totaling $45 for the three months ended March 31, 2021.

In addition to the other payments provided for under the Transition Agreement, the Company also agreed to pay Mr. Smith 1.5% of the net sale or lease value of two carousels owned by Company, if such sale or lease occurs prior to December 31, 2021, unless those assets are sold or leased in conjunction with a sale of all or substantially all the assets or stock of Deep Down.

As part of the Transition Agreement, Mr. Smith is bound by certain non-disclosure and confidentiality provisions, and a non-compete and non-hire agreement.

NOTE 11.	SMALL BUSINESS ADMINISTRATION’S PAYCHECK PROTECTION PROGRAM LOAN

As a result of the abrupt decline in oil prices and global economic activity caused by COVID-19, the Company applied for a loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program, and on April 29, 2020, the Company received a loan (“April 2020 PPP loan”) in the amount of $1,111, which was used to finance payroll during the second and third quarters of 2020. The April 2020 PPP loan is evidenced by a promissory note, dated to be effective as of April 27, 2020, between the Company and the lender. The promissory note matures on April 27, 2022 and bears interest at a fixed rate of 1.00 percent per annum, payable in eighteen monthly payments commencing on November 27, 2020.

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

The Company applied for a second PPP loan and on March 1, 2021 received a potentially forgivable loan (“March 2021 PPP loan”) in the amount of $1,111. The March 2021 PPP loan is evidenced by a promissory note, dated to be effective as of March 1, 2021, between the Company and the lender. The promissory note matures on March 1, 2026 and bears interest at a fixed rate of 1.00 percent per annum, beginning on the date of advance until the loan maturity date. The March 2021 PPP loan is subject to the same payment deferral guidance as described for the April 2020 PPP loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except per share amounts)

The following discussion and analysis provide information that management believes is relevant for an assessment and understanding of Deep Down’s results of operations and financial condition. This information should be read in conjunction with the Company’s audited historical consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and which is available on the SEC’s website, and the Company’s unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

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

Industry and Executive Outlook

The oilfield services industry is dependent on the capital and operating expenditure programs of oil and gas companies. The decision for oil and gas operators to cut back or accelerate their exploration, drilling, and production operations is substantially driven by the overall condition of the oil and gas industry. This industry has historically been characterized by fluctuations in oil and gas prices which are driven by a variety of market forces.

In March 2020, the energy industry encountered a significant economic disruption caused by the COVID-19 pandemic, which continues to have an impact globally. The Company acknowledges that the low oil price environment caused by the pandemic, when coupled with restricted travel to mitigate against the spread of COVID-19, triggered exploration and production companies to either significantly reduce, delay, or cancel their operating and capital spending programs. This decline in offshore drilling and production activity resulted in lower contract volumes or delays in significant contracts, which negatively impacted our earnings and cash flows. Our earnings and cash flows could also be negatively impacted by delays in payments by significant customers or delays in completion of our contracts for any reason.

Oil and gas operators, equipment providers, and services companies had to quickly adapt to overcome the challenges presented by these unprecedented times. Deep Down was no exception. Our primary focus throughout 2020 was to control our costs and our cash flows, which remains a priority moving forward. By improving our cost structure, we were able to generate a profit in the both the fourth quarter of 2020 and first quarter of 2021 despite the economic environment continuing to recover at a slow pace.

The initial loan we received under the Paycheck Protection Program (“PPP”) in April 2020 supplemented our cash flows to fund payroll as revenues declined, and our second PPP loan in March 2021 is providing a needed buffer to fund working capital while we continue to strengthen our workforce. In fact, we have been able to benefit from the workforce reductions at other organizations and hire high caliber individuals who have a wealth of industry knowledge and experience.

During the first three months of 2021, oil prices progressively rebounded to healthier levels, and travel restrictions began to ease. We managed to safely send teams to different international locations throughout the three months. We are cautiously optimistic that the prevalence of vaccines will encourage different jurisdictions to continue easing travel requirements.

In addition to the increased ability to travel for projects, we have also seen a progressive increase in bidding activity and execution of contract awards as operators mobilize to complete previously delayed projects. In addition, the Company received an order for the rental of one of our two carousels that are suitable for large umbilical or cable projects. Certain aspects of this project have not been performed before, which further solidifies our reputation as a service provider of choice for unique offshore installation projects. We envision that the successful execution of this project will provide further opportunities to utilize our carousels in the future.

While increasing revenue remains a top priority, generating free cash flow and preservation of liquidity remains of critical importance in the current environment. We are keenly focused on the levers within our control, and we are seeing an increase in requests for short-cycle service work, an area where we have a proven track record. We, therefore, see this as an area of further growth for the Company. We also believe customers will continue to be heavily focused on efficiency and shorter lead times, without sacrificing quality and safety. We are confident our streamlined operations and renewed focus on our cost drivers will enable us to be the primary choice for our customers.

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

We maintain our commitment to ensuring we continuously enhance value for our stockholders, while being an employer of choice in the industry.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues. Revenues for the three months ended March 31, 2021 were $3,922 compared to revenues of $3,605 for the three months ended March 30, 2020. The $317, or 9 percent, increase from the same period in 2020 was primarily the result of the progressive increase in demand for our support services and rental solutions.

Cost of Sales. Cost of sales decreased by $288, or 12 percent, to $2,194 for the three months ended March 31, 2021 from $2,482 for the same period in 2020. The decrease in cost of sales was primarily due to having a larger proportion of higher margin service work and equipment rental during the three months ended March 31, 2021.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $183 and $241 for the three months ended March 31, 2021 and 2020, respectively.  The comparative decrease in depreciation was primarily due to the Company recording increased impairment charges relating to certain idle, long-lived assets during 2020, rather than depreciation.

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $1,535, or 39 percent of revenues, for the three months ended March 31, 2021 compared to $1,693, or 47 percent of revenues, for the three months ended March 31, 2020. The $158, or 9 percent, decrease in SG&A was primarily due to workforce reductions and limiting overhead spending and research and development efforts to only critical items in response to a renewed focus on the Company’s core business.

Interest expense, net. Net interest expense for the three months ended March 31, 2021 was $13 compared to net interest expense of $1 for the three months ended March 31, 2020. The increase of $12 is due to recording the interest accrued to date on the Company’s outstanding PPP loan balances.

Gain on sale of assets. During the three months ended March 31, 2021, gain on sales of assets was approximately $49 and related to equipment sold by the Company. During the three months ended March 31, 2020, the Company did not record any gains related to vehicles and equipment sold by the Company.

Modified EBITDA. Deep Down management evaluates Company performance based on a non-US GAAP measure which consists of earnings (net income or loss) available to common stockholders before net interest income, income taxes, depreciation and amortization, non-cash share-based compensation expense, non-cash impairments, non-cash gains or losses on the sale of property, plant and equipment (“PP&E”), other non-cash items and one-time charges (“Modified EBITDA”). This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with US GAAP. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing, or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying consolidated statements of operations.

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

The following is a reconciliation of net income (loss) to Modified EBITDA (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$148	$(637)

Add: Interest expense, net	13	1
Add: Income tax expense	4	5
Add: Depreciation and amortization	260	302
Add: Share-based compensation	20	50
Deduct: Gain on sale of asset	(49)	–

Modified EBITDA (loss)	$396	$(279)

The $675 increase in Modified EBITDA was due primarily to the increase in revenues and the resulting increase in gross profit during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, working capital of $5,237 as of March 31, 2021, and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments.

Given the abrupt decline in oil prices and global economic activity caused by COVID-19 in 2020, the Company cannot predict with certainty the future impact on the Company’s operations and cash flows. The Company has taken steps to mitigate the challenges presented by the current macro environment, including workforce reductions, wage reductions, rent abatements, and limiting capital expenditures and R&D efforts to only critical items. The Company continues to seek further opportunities to preserve liquidity.

On April 29, 2020, the Company received a loan (“April 2020 PPP loan”) in the amount of $1,111, which was used to finance payroll during the second and third quarters of 2020. The April 2020 PPP loan is evidenced by a promissory note, dated to be effective as of April 27, 2020, between the Company and the lender. The promissory note matures on April 27, 2022 and bears interest at a fixed rate of 1.00 percent per annum, payable in eighteen monthly payments commencing on November 27, 2020.

Subsequent to the effective date of the April 2020 PPP loan, the U.S. Treasury and Small Business Administration refined its payment deferral guidance whereby payment of principal, interest, and fees for PPP loans are to be deferred until the amount of forgiveness determined under section 1106 of the CARES Act is remitted to the lender if the loan forgiveness application is submitted within ten months after the end of the loan forgiveness covered period. Additionally, certain conditions detailed in the loan agreement could cause the note to become immediately due and payable at the lender’s option. The Company applied for forgiveness of the April 2020 PPP loan in its entirety in October 2020, which falls within ten months after the end of the Company’s loan forgiveness covered period. The Company has not received guidance from its lender regarding the timing or ultimate outcome of its forgiveness application.

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

During the three months ended March 31, 2021, the Company used $196 of net cash in operating activities primarily to fund working capital. The Company used $6 of net cash in investing activities, primarily to fund capital expenditures. The Company also generated $1,111 of net cash provided by financing activities from PPP loan proceeds, which resulted in a $909 increase in cash for the period.

During the three months ended March 31, 2020, the Company generated $91 of net cash provided by operating activities primarily due to improvements in cost containment measures. The Company used $57 of net cash in investing activities, which was primarily related to the purchase of PP&E. The Company also used $524 of net cash in financing activities for share repurchases, which resulted in a decrease of $490 in cash for the period.

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

Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

Refer to Note 1 in Part II. Item 8. “Financial Statements and Supplemental Data,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of recently issued accounting standards.

Share Repurchase Program

On December 23, 2019, the Board authorized the repurchase of up to 500 shares of the Company’s outstanding common stock. This repurchase program was funded from cash on hand and cash provided by operating activities. The Board separately authorized the repurchase of additional shares during the three months ended March 31, 2020, in a privately negotiated transaction. During the three months ended March 31, 2020, 744 shares of common stock were purchased for an aggregate amount of $524. The repurchase program was exhausted as of March 31, 2020.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the three months March 31, 2021.

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

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP DOWN, INC.
(Registrant)

Date: May 10, 2021
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

