Form 10-Q
period 2021-06-30
Deep Down, Inc.
filed 2021-08-16
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated Filer ☒	Smaller reporting company ☒

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

At August 12, 2021, there were 12,388,865 shares outstanding of Common Stock, par value $0.001 per share.

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

i

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$4,073	$3,745
Accounts receivable, net of allowance of $618 and $84, respectively	4,452	4,650
Inventory	217	187
Contract assets	502	189
Prepaid expenses and other current assets	101	151
Total current assets	9,345	8,922
Property, plant and equipment, net	2,268	2,604
Intangibles, net	41	44
Right-of-use operating lease assets	2,494	3,174
Other assets	264	195
Total assets	$14,412	$14,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,788	$1,988
Contract liabilities	173	730
Current portion of PPP loan payable	–	863
Current lease liabilities	1,290	1,261
Total current liabilities	3,251	4,842

PPP loan payable	1,111	248
Operating lease liability, long-term	1,243	1,951
Total liabilities	5,605	7,041

Commitments and contingencies (Note 8)	–	–

Stockholders' equity:
Common stock, $0.001 par value, 24,500,000 shares authorized and 15,906,010 issued	16	16
Additional paid-in capital	73,675	73,638
Treasury stock, 3,367,145 shares, at cost	(2,809)	(2,809)
Accumulated deficit	(62,075)	(62,947)
Total stockholders' equity	8,807	7,898
Total liabilities and stockholders' equity	$14,412	$14,939

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Revenues	$4,528	$2,725	$8,450	$6,330
Cost of sales:
Cost of sales	2,938	1,216	4,949	3,458
Depreciation expense	184	242	367	482
Total cost of sales	3,122	1,458	5,316	3,940
Gross profit	1,406	1,267	3,134	2,390
Operating expenses:
Selling, general and administrative	1,752	2,005	3,287	3,698
Depreciation and amortization	78	61	155	122
Asset impairment	–	4,490	–	4,490
Total operating expenses	1,830	6,556	3,442	8,310
Operating loss	(424)	(5,289)	(308)	(5,920)
Other (income) expense:
Interest expense, net	8	1	21	2
Other income, net	(1,156)	–	(1,156)	–
Gain on sale of property, plant and equipment	(6)	–	(55)	–
Total other (income) expense	(1,154)	1	(1,190)	2
Income (loss) before income tax expense	730	(5,290)	882	(5,922)
Income tax expense	6	–	10	5
Net income (loss)	$724	$(5,290)	$872	$(5,927)

Net income (loss) per share:
Basic	$0.06	$(0.42)	$0.07	$(0.47)
Fully diluted	$0.06	$(0.42)	$0.07	$(0.47)

Weighted-average shares outstanding:
Basic	12,389	12,492	12,389	12,601
Fully diluted	12,444	12,492	12,439	12,601

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total
Balance at December 31, 2019	15,906	$16	$73,521	$(2,284)	$(56,890)	$14,363
Net loss	–	–	–	–	(637)	(637)
Treasury shares purchased	–	–	–	(524)	–	(524)
Share-based compensation	–	–	50	–	–	50
Balance at March 31, 2020	15,906	$16	$73,571	$(2,808)	$(57,527)	$13,252
Net loss	–	–	–	–	(5,290)	(5,290)
Share-based compensation	–	–	24	–	–	24
Balance at June 30, 2020	15,906	$16	$73,595	$(2,808)	$(62,817)	$7,986

Balance at December 31, 2020	15,756	$16	$73,638	$(2,809)	$(62,947)	7,898
Net income	–	–	–	–	148	148
Share-based compensation	–	–	20	–	–	20
Balance at March 31, 2021	15,756	$16	$73,658	$(2,809)	$(62,799)	$8,066
Net income	–	–	–	–	724	724
Share-based compensation	–	–	17	–	–	17
Balance at June 30, 2021	15,756	$16	$73,675	$(2,809)	$(62,075)	$8,807

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$872	$(5,927)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	37	74
Depreciation and amortization	522	604
Gain on sale of property, plant and equipment	(55)	–
Bad debt expense	534	448
Non-cash lease expense	3	5
Forgiveness of PPP loan	(1,111)	–
Loss on asset impairment	–	4,490
Changes in operating assets and liabilities:
Accounts receivable, net	(337)	(348)
Contract assets	(313)	229
Inventories	(30)	–
Prepaid expenses and other current assets	44	51
Other assets	(52)	(200)
Accounts payable and accrued expenses	(200)	(110)
Contract liabilities	(557)	333
Net cash used in operating activities	(643)	(351)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	56	–
Purchases of property, plant and equipment	(202)	(102)
Payments received on note receivable (included in Prepaid expenses and other current assets)	6	7
Net cash used in investing activities	(140)	(95)

Cash flows from financing activities:
Proceeds from PPP loan	1,111	1,111
Repurchase of common shares	–	(524)
Net cash provided by financing activities	1,111	587
Change in cash	328	141
Cash, beginning of period	3,745	3,523
Cash, end of period	$4,073	$3,664

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

Liquidity

The Company’s cash on hand was $4,073 and working capital was $6,094 as of June 30, 2021. As of December 31, 2020, cash on hand and working capital was $3,745 and $4,080, respectively. Other than a remaining loan obtained under the Paycheck Protection Program (“PPP”), the Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”). See Note 11 for further discussion of the PPP loans.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments. However, given the abrupt decline in oil prices and global economic activity caused by COVID-19 in 2020, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will continue to pursue opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending and research and development efforts to only critical items, and actively pursuing further cost reduction opportunities as they become available.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Segments

For the three and six months ended June 30, 2021 and 2020, we had one operating and reporting segment, Deep Down Delaware.

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

The Company utilizes the land easements practical expedient allowing the Company to not assess whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under the then-existing leasing guidance. Instead, the Company will continue to apply its existing accounting policies to historical land easements. The Company elects to apply the short-term lease exception; therefore, the Company will not record an ROU asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Company elects to apply the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

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

As of June 30, 2021, we do not have any finance lease assets or liabilities, nor do we have any subleases.

The following tables present information about our operating leases:

	June 30, 2021	December 31, 2020
	(In thousands)
Assets:
Right-of-use assets	$2,494	$3,174

Liabilities:
Current lease liabilities	1,290	1,261
Non-current lease liabilities	1,243	1,951
Total lease liabilities	$2,533	$3,212

The components of our lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Operating lease expense included in cost of sales	$316	$80	$633	$388
Operating lease expense included in selling, general and administrative	35	14	108	74
Short term lease expense	68	53	113	87
Total lease expense	$419	$147	$854	$549

Lease term and discount rate:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease terms on operating leases (yrs.)	1.92	2.43
Weighted-average discount rates on operating leases	5.374%	5.374%

During the three months ended June 30, 2021, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Operating Leases
July 1, 2021 - June 30, 2022	$1,389
July 1, 2022 - June 30, 2023	1,251
July 1, 2023 - June 30, 2024	14
July 1, 2024 - June 30, 2025	8
Thereafter	1
Total lease payments	2,663
Less: Interest	(130)
Present value of lease liabilities	$2,533

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. To determine the proper revenue recognition method for our customer contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in each period.

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

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	June 30,
	2021	2020
Fixed Price Contracts	$2,011	$2,073
Service Contracts	2,517	652
Total	$4,528	$2,725

	Six Months Ended
	June 30,
	2021	2020
Fixed Price Contracts	$3,305	$3,817
Service Contracts	5,145	2,513
Total	$8,450	$6,330

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At June 30, 2021 and December 31, 2020, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	June 30, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$3,293	$2,098
Estimated earnings on uncompleted contracts	4,021	3,153
Gross costs and estimated earnings	7,314	5,251
Less: Billings to date on uncompleted contracts	(6,985)	(5,792)
Costs incurred plus estimated earning less billings on uncompleted contracts, net	$329	$(541)

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$502	$189
Contract liabilities	(173)	(730)
Costs incurred plus estimated earning less billings on uncompleted contracts	$329	$(541)

The contract asset and liability balances at June 30, 2021 and December 31, 2020 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	June 30, 2021	December 31, 2020	Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	906	906	2 - 5 years
Equipment	12,439	12,343	2 - 30 years
Furniture, computers and office equipment	907	907	2 - 8 years
Construction in progress	133	84	-
Total property, plant and equipment	14,670	14,525
Less: Accumulated depreciation and amortization	(12,402)	(11,921)
Property, plant and equipment, net	$2,268	$2,604

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited consolidated balance sheets. During the three and six months ended June 30, 2021, the Company recognized a total of $17 and $37 of share-based compensation expense, respectively. During the three and six months ended June 30, 2020, the Company recognized a total of $24 and $74, respectively, of share-based compensation expense, which includes $23 of credits to compensation expense related to the forfeiture of restricted stock awards of our former Chief Operating Officer in the second quarter of 2020. The unamortized estimated fair value of nonvested shares of restricted stock and stock options was $11 and $48 at June 30, 2021 and December 31, 2020, respectively. These costs are expected to be recognized as expenses over a weighted-average period of 0.32 years.

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

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At June 30, 2021 and December 31, 2020, management has recorded a full deferred tax asset valuation allowance.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. We had no outstanding letters of credit at June 30, 2021 or December 31, 2020.

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

On April 1, 2020, the Company eliminated the position of Chief Operating Officer (“COO”) and relieved the COO of his duties pursuant to the terms of his employment agreement. In addition to payment of accrued and unpaid salary, vacation time, and other benefits referred to above, the Company made payments to the former COO equal to one time his contractual annual base salary of $245 over 12 months.

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

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. During the second quarter of 2020, the parties finalized the terms of a definitive settlement agreement which is now final and binding. Per the terms of the settlement, the Company shall pay GE $750 in total, which shall be paid on a monthly basis through December 2021. The Company accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019. The remaining liability was $180 at June 30, 2021.

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

In each relevant period, the net income used in the basic and diluted EPS calculations is the same. The following table reconciles the weighted-average basic number of common shares outstanding and the weighted-average diluted number of common shares outstanding for the purpose of calculating basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	12,389	12,492	12,389	12,601
Diluted effect of common stock equivalents	55	–	50	–
Weighted average common shares outstanding - diluted	12,444	12,492	12,439	12,601

NOTE 10:	RELATED PARTY TRANSACTIONS

On August 15, 2019, Mr. Ronald E. Smith, the Company's Founder, resigned as Chief Executive Officer and as a member of the Board, effective as of August 31, 2019. In connection with Mr. Smith's resignation, the Company and Mr. Smith entered into a Transition Agreement, effective as of September 1, 2019 (the “Transition Agreement”). The Transition Agreement provides for Mr. Smith to serve as an independent consultant to the Company from September 1, 2019 through December 31, 2021. The Company agreed to pay Mr. Smith $42 per month, from September 1, 2019 through December 31, 2019, and $15 per month, from January 1, 2020 through December 31, 2021, in exchange for his future services. The Company therefore recorded consulting expenses related to the Transition Agreement totaling $45 and $90 for the three and six months ended June 30, 2021.

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

The Company obtained a $1,111 loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program in April 2020 (“April 2020 PPP loan”). The April 2020 PPP loan was used to finance covered payroll expenses during the second and third quarters of 2020. The Company applied for forgiveness of the April 2020 PPP loan in October 2020 and received forgiveness of $1,111 from the SBA on June 29, 2021. The amount of loan forgiveness, including accrued interest, is presented as a component of other income on the condensed consolidated statement of operations for the three and six months ended June 30, 2021.

The Company applied for a second PPP loan and, on March 1, 2021, received a potentially forgivable loan (“March 2021 PPP loan”) in the amount of $1,111. The March 2021 PPP loan is evidenced by a promissory note, dated to be effective as of March 1, 2021, between the Company and the lender. The promissory note matures on March 1, 2026 and bears interest at a fixed rate of 1.00 percent per annum, beginning on the date of advance until the loan maturity date. The PPP Flexibility Act of 2020 delayed repayment of principal and interest until the date that the forgiveness amount is remitted to the lender by the SBA. Under the terms of the Paycheck Protection Program, up to 100% of the loan and related interest may be forgiven if the proceeds are used for covered expenses and certain other requirements related to wage rates and maintenance of full-time equivalents are met. The Company applied for full forgiveness of the March 2021 PPP loan with the lender on August 5, 2021.

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

General

Deep Down is a leading energy services company offering subsea equipment and support services to the world’s energy and offshore industries. We provide innovative solutions to complex customer challenges presented between the production facility and the energy source. Our core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, our highly experienced team can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world.

Industry and Executive Outlook

The oilfield services industry is dependent on the capital and operating expenditure programs of oil and gas companies. The decision for oil and gas operators to cut back or accelerate their exploration, drilling, and production operations is substantially driven by the overall condition of the oil and gas industry. This industry has historically been characterized by fluctuations in oil and gas prices, which are driven by a variety of market forces.

In March 2020, the energy industry encountered a significant economic disruption caused by the COVID-19 pandemic, which continues to have an impact globally. The Company acknowledges that the low oil price environment caused by the pandemic, when coupled with restricted travel to mitigate against the spread of COVID-19, triggered many exploration and production companies to either significantly reduce, delay, or cancel their operating and capital spending programs. This decline in offshore drilling and production activity resulted in lower contract volumes or delays in significant contracts, which negatively impacted our earnings and cash flows. Our earnings and cash flows could also be negatively impacted by delays in payments by significant customers or delays in completion of our contracts for any reason.

Oil and gas operators, equipment providers, and services companies had to quickly adapt to overcome the challenges presented by these unprecedented times, and Deep Down was no exception. Our primary focus throughout 2020 and the first half of 2021 has been to improve our cost structure and manage our cash flows, and as a result of these efforts, we have been able to generate a profit for the past three consecutive quarters despite the offshore drilling environment continuing to recover at a measured pace. Our efforts to manage costs and cash flows will remain a priority as we look toward the future.

The initial loan we received under the Paycheck Protection Program (“PPP”) in April 2020 supplemented our cash flows to fund payroll as revenues declined, and our second PPP loan in March 2021 provided a needed buffer to fund working capital while we continue to strengthen our workforce. Last quarter, we viewed the workforce reductions at other organizations as an opportunity to add high caliber individuals to our team who have a wealth of industry knowledge and experience.

During the first half of 2021, oil prices progressively rebounded to healthier levels, and travel restrictions began to ease. As a result, we managed to safely send teams to various international locations over the past six months. We are cautiously optimistic that the prevalence of vaccines will continue to encourage border controls to be loosened.

In addition to the increased ability to travel, we have also seen a progressive increase in bidding activity and execution of contract awards as operators mobilize to complete previously delayed projects. In addition, the Company received an order at the beginning of the year for the rental of one of our two carousels that are suitable for large umbilical or cable projects. Certain aspects of this project have not been performed before, which further solidifies our reputation as a service provider of choice for unique offshore installation projects. We envision that the successful execution of this project will provide further opportunities to utilize our carousels in the future.

The growth of our business remains a top priority and generating free cash flow and preservation of liquidity remains of critical importance to achieve growth in the current environment. We are keenly focused on the levers within our control, and we are seeing an increase in requests for short-cycle service work, an area where we have a proven track record. We, therefore, see this continuing as an area of further growth for the Company. We also believe customers will continue to be heavily focused on efficiency and shorter lead times, without sacrificing quality and safety. We are confident our streamlined operations and renewed focus on our cost drivers will enable us to be the primary choice for our customers.

Looking towards the future, we continue to actively engage with a variety of companies on different aspects of the transition to renewable energy with increasing interest in our installation capabilities, equipment, and knowledge of the subsea environment. There are several areas we see as potential growth opportunities, though the timing of these opportunities and associated cash flows is uncertain. As such, we are pursuing different partnerships especially around new technologies as we seek to leverage our core competencies to increase the market potential of our current product and service offerings. We are also working on developing the next generation of our equipment by incorporating designs that utilize a reduced carbon footprint.

We maintain our commitment to ensuring we continuously enhance value for our stockholders, while being an employer of choice in the industry.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues. Revenues for the three months ended June 30, 2021 were $4,528 compared to revenues of $2,725 for the three months ended June 30, 2020. The $1,803, or 66 percent, increase from the same period in 2020 was primarily the result of the progressive increase in demand for our subsea equipment, support services, and rental solutions.

Cost of Sales. Cost of sales increased by $1,722, or 142 percent, to $2,938 for the three months ended June 30, 2021 from $1,216 for the same period in 2020. The increase in cost of sales was primarily due to increased costs for materials and higher utilization rates for service and fabrication personnel during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Additionally, the Company received rent abatements of $251 during the three months ended June 30, 2020 as a result of the COVID-19 pandemic but did not receive any rent abatements during the three months ended June 30, 2021.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $184 and $242 for the three months ended June 30, 2021 and 2020, respectively.  The comparative decrease in depreciation expense was primarily due to recording increased impairment charges relating to certain idle, long-lived assets during 2020, which had the effect of reducing depreciation expense in subsequent periods.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) decreased by $253, or 13 percent, to $1,752 for the three months ended June 30, 2021 from $2,005 for the same period in 2020. The decrease in SG&A was primarily due to incurring a one-time $245 severance charge related to the elimination of the Company’s COO position during the three months ended June 30, 2020. Additionally, the Company recorded a $534 and $448 reserve for doubtful accounts receivable related to prolonged customer payment terms and uncertainty around certain customers’ liquidity for the three months ended June 30, 2021 and 2020, respectively.

Asset Impairment. During the three months ended June 30, 2020, the Company recorded charges of $4,490 for the impairment of certain idle long-lived assets. The impairment was the result of an analysis of the carrying value of the assets and our inability to objectively project future cash flows from the sale or lease of these assets, particularly in light of the impact of the COVID-19 pandemic and resulting global economic disruption. No impairment of long-lived assets was recorded during the three months ended June 30, 2021.

Interest expense, net. Net interest expense for the three months ended June 30, 2021 was $8 compared to net interest expense of $1 for the three months ended June 30, 2020. The increase of $7 is due to recording interest accrued to date on the Company’s outstanding PPP loan balances.

Other income, net. During the three months ended June 30, 2021, the Company recorded net other income of $1,156, which was primarily related to the forgiveness of its first PPP loan obtained in April 2020.

Gain on sale of assets. During the three months ended June 30, 2021, gain on sales of assets was approximately $6 related to equipment sold by the Company. During the three months ended June 30, 2020, the Company did not record any gains related to equipment and vehicles sold by the Company.

Modified EBITDA. Deep Down management evaluates Company performance based on a non-US GAAP measure which consists of earnings (net income or loss) available to common stockholders before net interest income, income taxes, depreciation and amortization, non-cash share-based compensation expense, non-cash impairments, non-cash gains or losses on the sale of property, plant and equipment (“PP&E”), other non-cash items and one-time charges (“Modified EBITDA”). This measure may not be comparable to similarly titled measures employed by other companies. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing, or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying condensed consolidated statements of operations.

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

The following is a reconciliation of net income (loss) to Modified EBITDA (loss) for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Net income (loss)	$724	$(5,290)

Add: Interest expense, net	8	1
Add: Income tax expense	6	–
Add: Depreciation and amortization	262	303
Add: Share-based compensation	17	24
Add: Asset impairment	–	4,490
Add: One-time charges related to elimination of COO position	–	245
Deduct: Gain on sale of asset	(6)	–
Deduct: Forgiveness of PPP loan	(1,124)	–

Modified EBITDA (loss)	$(113)	$(227)

The $114 improvement in Modified EBITDA (loss) for the three months ended June 30, 2021 was primarily due to an increase in revenues and decrease in SG&A expenses as compared to the three months ended June 30, 2020. Modified EBITDA (loss) for the three months ended June 30, 2021 was also impacted by recording a $534 reserve for doubtful accounts receivable as compared to recording a $448 reserve for doubtful accounts receivable for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues. Revenues for the six months ended June 30, 2021 were $8,450 compared to revenues of $6,330 for the six months ended June 30, 2020. The $2,120, or 33 percent, increase from the same period in 2020 was primarily the result of the progressive increase in demand for our subsea equipment, support services, and rental solutions.

Cost of Sales. Cost of sales increased by $1,491, or 43 percent, to $4,949 for the six months ended June 30, 2021 from $3,458 for the same period in 2020. The increase in cost of sales was primarily due to higher utilization rates for service and fabrication personnel and increased costs for materials during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Additionally, the Company received rent abatements of $251 during the six months ended June 30, 2020 as a result of the COVID-19 pandemic but did not receive any rent abatements during the six months ended June 30, 2021.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $367 and $482 for the six months ended June 30, 2021 and 2020, respectively. The comparative decrease in depreciation expense was primarily due to the Company recording increased impairment charges relating to certain idle, long-lived assets during 2020, which had the effect of reducing depreciation expense in subsequent periods.

Selling, general and administrative expenses. SG&A decreased by $411, or 11 percent, to $3,287 for the six months ended June 30, 2021 from $3,698 for the same period in 2020. The decrease in SG&A was primarily due to incurring a one-time $245 severance charge related to the elimination of the Company’s COO position during the six months ended June 30, 2020. Additionally, the Company recorded a $534 and $448 reserve for doubtful accounts receivable related to prolonged customer payment terms and uncertainty around certain customers’ liquidity for the six months ended June 30, 2021 and 2020, respectively.

Asset Impairment. During the six months ended June 30, 2020, the Company recorded charges of $4,490 for the impairment of certain idle long-lived assets. The impairment was the result of an analysis of the carrying value of the assets and our inability to objectively project future cash flows from the sale or lease of these assets, particularly in light of the impact of the COVID-19 pandemic and resulting global economic disruption. No impairment of long-lived assets was recorded during the six months ended June 30, 2021.

Interest expense, net. Net interest expense for the six months ended June 30, 2021 was $21 compared to net interest expense of $2 for the six months ended June 30, 2020. The increase of $19 is due to recording interest accrued to date on the Company’s outstanding PPP loan balances.

Other income, net. During the six months ended June 30, 2021, the Company recorded net other income of $1,156, which was primarily related to the forgiveness of its first PPP loan obtained in April 2020.

Gain on sale of assets. During the six months ended June 30, 2021, gain on sales of assets was approximately $55 and related to equipment sold by the Company. During the six months ended June 30, 2020, the Company did not record any gains related to equipment and vehicles sold by the Company.

Modified EBITDA. The following is a reconciliation of net income (loss) to Modified EBITDA (loss) for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net income (loss)	$872	$(5,927)

Add: Interest expense, net	21	2
Add: Income tax expense	10	5
Add: Depreciation and amortization	522	604
Add: Share-based compensation	37	74
Add: Asset impairment	–	4,490
Add: One-time charges related to elimination of COO position	–	245
Deduct: Gain on sale of asset	(55)	–
Deduct: Forgiveness of PPP loan	(1,124)	–

Modified EBITDA (loss)	$283	$(507)

The $790 increase in Modified EBITDA was due primarily to an increase in revenues and decrease in SG&A during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Modified EBITDA for the six months ended June 30, 2021 was also impacted by recording a $534 reserve for doubtful accounts receivable as compared to recording a $448 reserve for doubtful accounts receivable for the six months ended June 30, 2020.

Liquidity and Capital Resources

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, working capital of $6,094 as of June 30, 2021, and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments.

Given the abrupt decline in oil prices and global economic activity caused by COVID-19 in 2020, the Company cannot predict with certainty the future impact on the Company’s operations and cash flows. The Company has taken steps to mitigate the challenges presented by the current macro environment, including workforce alignment, wage reductions, rent abatements, and limiting capital expenditures and R&D efforts to only critical items. The Company continues to seek further opportunities to preserve liquidity.

The Company obtained a $1,111 loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program in April 2020 (“April 2020 PPP loan”). The April 2020 PPP loan was used to finance covered payroll expenses during the second and third quarters of 2020. The Company applied for forgiveness of the April 2020 PPP loan in October 2020 and received forgiveness of $1,111 from the SBA on June 29, 2021. The amount of loan forgiveness, including accrued interest, is presented as a component of other income on the condensed consolidated statements of operations for the three and six months ended June 30, 2021.

The Company applied for a second PPP loan and, on March 1, 2021, received a potentially forgivable loan (“March 2021 PPP loan”) in the amount of $1,111. The March 2021 PPP loan is evidenced by a promissory note, dated to be effective as of March 1, 2021, between the Company and the lender. The promissory note matures on March 1, 2026 and bears interest at a fixed rate of 1.00 percent per annum, beginning on the date of advance until the loan maturity date. The PPP Flexibility Act of 2020 delayed repayment of principal and interest until the date that the forgiveness amount is remitted to the lender by the SBA. Under the terms of the Paycheck Protection Program, up to 100% of the loan and related interest may be forgiven if the proceeds are used for covered expenses and certain other requirements related to wage rates and maintenance of full-time equivalents are met. The Company applied for full forgiveness of the March 2021 PPP loan with the lender on August 5, 2021.

During the six months ended June 30, 2021, the Company used $643 of net cash in operating activities primarily to fund working capital. The Company also used $140 of net cash in investing activities, primarily to fund capital expenditures. The Company generated $1,111 of net cash provided by financing activities from PPP loan proceeds, which resulted in a $328 increase in cash for the period.

During the six months ended June 30, 2020, the Company used $351 of net cash in operating activities, which was primarily due to lower revenues partially offset by reductions in accounts receivable and other assets. The Company also used $95 of net cash for investing activities, primarily to fund capital expenditures. The Company generated $587 from financing activities, primarily through the $1,111 PPP loan proceeds, which was partially offset by $524 of share repurchases. This resulted in a $141 increase in cash for the period.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting.   The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the three months June 30, 2021.

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

Date: August 16, 2021
	By:	/s/ Charles K. Njuguna
Charles K. Njuguna
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

	By:	/s/ Trevor L. Ashurst
Trevor L. Ashurst
Vice President of Finance
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1*	Certification of Charles K. Njuguna, President, Chief Executive Officer and Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Trevor L. Ashurst, Vice President of Finance, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Statement of Charles K. Njuguna, President, Chief Executive Officer and Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Statement of Trevor L. Ashurst, VP of Finance, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

______________________________

* Filed or furnished herewith.

