Form 10-Q
period 2021-09-30
Deep Down, Inc.
filed 2021-11-12
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☒

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

At November 12, 2021, there were 12,388,865 shares outstanding of Common Stock, par value $0.001 per share.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$3,708	$3,745
Accounts receivable, net of allowance of $618 and $84, respectively	5,094	4,650
Inventory	254	187
Contract assets	92	189
Prepaid expenses and other current assets	91	151
Total current assets	9,239	8,922
Property, plant and equipment, net	1,853	2,604
Intangibles, net	39	44
Right-of-use operating lease assets	2,180	3,174
Other assets	198	195
Total assets	$13,509	$14,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,667	$1,988
Contract liabilities	478	730
Current portion of PPP loan payable	–	863
Current lease liabilities	1,298	1,261
Total current liabilities	3,443	4,842

PPP loan payable	–	248
Operating lease liability, long-term	918	1,951
Total liabilities	4,361	7,041

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.001 par value, 24,500,000 shares authorized and 15,756,010 issued	16	16
Additional paid-in capital	73,684	73,638
Treasury stock, 3,517,145 shares, at cost	(2,809)	(2,809)
Accumulated deficit	(61,743)	(62,947)
Total stockholders' equity	9,148	7,898
Total liabilities and stockholders' equity	$13,509	$14,939

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)

Revenues	$3,550	$3,136	$12,000	$9,466
Cost of sales:
Cost of sales	2,569	1,794	7,518	5,252
Depreciation expense	144	174	511	656
Total cost of sales	2,713	1,968	8,029	5,908
Gross profit	837	1,168	3,971	3,558
Operating expenses:
Selling, general and administrative	1,336	1,351	4,623	5,049
Depreciation and amortization	65	65	220	187
Asset impairment	–	–	–	4,490
Total operating expenses	1,401	1,416	4,843	9,726
Operating loss	(564)	(248)	(872)	(6,168)
Other (income) expense:
Interest expense, net	1	2	8	4
Other income, net	(1,050)	–	(2,193)	–
Loss on sale of property, plant and equipment	148	–	94	–
Total other (income) expense	(901)	2	(2,091)	4
Income (loss) before income tax expense	337	(250)	1,219	(6,172)
Income tax expense	5	–	15	5
Net income (loss)	$332	$(250)	$1,204	$(6,177)

Net income (loss) per share:
Basic	$0.03	$(0.02)	$0.10	$(0.49)
Fully diluted	$0.03	$(0.02)	$0.10	$(0.49)

Weighted-average shares outstanding:
Basic	12,389	12,390	12,389	12,531
Fully diluted	12,445	12,390	12,441	12,531

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2019	15,906	$16	$73,521	$(2,284)	$(56,890)	$14,363

Net loss	–	–	–	–	(637)	(637)
Treasury shares purchased	–	–	–	(524)	–	(524)
Share-based compensation	–	–	50	–	–	50

Balance at March 31, 2020	15,906	$16	$73,571	$(2,808)	$(57,527)	$13,252

Net loss	–	–	–	–	(5,290)	(5,290)
Restricted stock awards forfeited	(150)	–	–	–	–	–
Share-based compensation	–	–	24	–	–	24

Balance at June 30, 2020	15,756	$16	$73,595	$(2,808)	$(62,817)	$7,986

Net loss	–	–	–	–	(250)	(250)
Treasury shares purchased	–	–	–	(1)	–	(1)
Share-based compensation	–	–	39	–	–	39

Balance at September 30, 2020	15,756	$16	$73,634	$(2,809)	$(63,067)	$7,774

Balance at December 31, 2020	15,756	$16	$73,638	$(2,809)	$(62,947)	7,898

Net income	–	–	–	–	148	148
Share-based compensation	–	–	20	–	–	20

Balance at March 31, 2021	15,756	$16	$73,658	$(2,809)	$(62,799)	$8,066

Net income	–	–	–	–	724	724
Share-based compensation	–	–	17	–	–	17

Balance at June 30, 2021	15,756	$16	$73,675	$(2,809)	$(62,075)	$8,807

Net income	–	–	–	–	332	332
Share-based compensation	–	–	9	–	–	9

Balance at September 30, 2021	15,756	$16	$73,684	$(2,809)	$(61,743)	$9,148

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,204	$(6,177)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	46	113
Depreciation and amortization	731	843
Loss on sale of property, plant and equipment	94	–
Bad debt expense	534	426
Non-cash lease expense	(1)	10
Forgiveness of PPP loan	(2,222)	–
Loss on asset impairment	–	4,490
Changes in operating assets and liabilities:
Accounts receivable, net	(943)	126
Contract assets	97	539
Inventories	(67)	–
Prepaid expenses and other current assets	50	45
Other assets	(3)	(136)
Accounts payable and accrued expenses	(321)	(60)
Contract liabilities	(252)	(175)
Net cash (used in) provided by operating activities	(1,053)	44

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	171	–
Purchases of property, plant and equipment	(275)	(118)
Payments received on note receivable (included in Prepaid expenses and other current assets)	9	10
Net cash used in investing activities	(95)	(108)

Cash flows from financing activities:
Proceeds from PPP loan	1,111	1,111
Repurchase of common shares	–	(525)
Net cash provided by financing activities	1,111	586
Change in cash	(37)	522
Cash, beginning of period	3,745	3,523
Cash, end of period	$3,708	$4,045

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Liquidity

The Company’s cash on hand was $3,708 and working capital was $5,796 as of September 30, 2021. As of December 31, 2020, cash on hand and working capital was $3,745 and $4,080, respectively. The Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”).

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments. However, given the volatility in oil prices and the impact on global economic activity caused by the COVID-19 pandemic, as well as recent increases in raw materials costs and ongoing supply chain constraints, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will continue to pursue opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending and research and development efforts to only critical items, and actively pursuing further cost reduction opportunities as they become available.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Segments

For the three and nine months ended September 30, 2021 and 2020, we had one operating and reporting segment.

NOTE 2:	LEASES

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (“ASC Topic 842”). Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, except for short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and is initially measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term, and is measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

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

As of September 30, 2021, we do not have any finance lease assets or liabilities, nor do we have any subleases.

The following tables present information about our operating leases:

	September 30, 2021	December 31, 2020
	(In thousands)
Assets:
Right-of-use assets	$2,180	$3,174

Liabilities:
Current lease liabilities	1,298	1,261
Non-current lease liabilities	918	1,951
Total lease liabilities	$2,216	$3,212

The components of our lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease expense included in cost of sales	$313	$271	$946	$659
Operating lease expense included in selling, general and administrative	35	26	143	100
Short term lease expense	97	37	210	124
Total lease expense	$445	$334	$1,299	$883

Lease term and discount rate:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease terms on operating leases (yrs.)	1.71	2.43
Weighted-average discount rates on operating leases	5.374%	5.374%

During the three months ended September 30, 2021, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Operating Leases
October 1, 2021 - September 30, 2022	$1,380
October 1, 2022 - September 30, 2023	919
October 1, 2023 - September 30, 2024	8
October 1, 2024 - September 30, 2025	7
Total lease payments	$2,314
Less: Interest	(98)
Present value of lease liabilities	$2,216

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	September 30,
	2021	2020
Fixed Price Contracts	$1,866	$2,522
Service Contracts	1,684	614
Total	$3,550	$3,136

	Nine Months Ended
	September 30,
	2021	2020
Fixed Price Contracts	$5,170	$6,338
Service Contracts	6,830	3,128
Total	$12,000	$9,466

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At September 30, 2021 and December 31, 2020, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	September 30, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$3,174	$2,098
Estimated earnings on uncompleted contracts	4,216	3,153
Gross costs and estimated earnings	7,390	5,251
Less: Billings to date on uncompleted contracts	(7,776)	(5,792)
Costs incurred plus estimated earning less billings on uncompleted contracts	$(386)	$(541)

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$92	$189
Contract liabilities	(478)	(730)
Costs incurred plus estimated earning less billings on uncompleted contracts	$(386)	$(541)

The contract asset and liability balances at September 30, 2021 and December 31, 2020 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	September 30, 2021	December 31, 2020	Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	906	906	2 - 5 years
Equipment	11,833	12,343	2 - 30 years
Furniture, computers and office equipment	907	907	2 - 8 years
Construction in progress	74	84	–

Total property, plant and equipment	14,005	14,525
Less: Accumulated depreciation and amortization	(12,152)	(11,921)
Property, plant and equipment, net	$1,853	$2,604

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recognized a total of $9 and $46 of share-based compensation expense, respectively. During the three and nine months ended September 30, 2020, the Company recognized a total of $39 and $113, respectively, of share-based compensation expense. The unamortized estimated fair value of nonvested shares of restricted stock and stock options was $2 and $48 at September 30, 2021 and December 31, 2020, respectively. These costs are expected to be recognized as expenses over a weighted-average period of 0.31 years.

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

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At September 30, 2021 and December 31, 2020, management has recorded a full deferred tax asset valuation allowance.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. We had no outstanding letters of credit at September 30, 2021 or December 31, 2020.

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

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counterclaim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. The parties have not reached a resolution on this matter. At this point, it is not clear as to whether an unfavorable outcome is either probable or remote, and the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss if the outcome should be unfavorable.

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. During the second quarter of 2020, the parties finalized the terms of a definitive settlement agreement which is now final and binding. Per the terms of the settlement, the Company shall pay GE $750 in total, which shall be paid on a monthly basis through December 2021. The Company accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019. The remaining liability was $90 at September 30, 2021.

NOTE 9:	EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and the dilutive effect of common stock equivalents (warrants, nonvested stock awards and stock options) using the treasury method.

In each relevant period, the net income used in the basic and diluted EPS calculations is the same. The following table reconciles the weighted-average basic number of common shares outstanding and the weighted-average diluted number of common shares deemed outstanding for the purpose of calculating basic and diluted EPS.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	12,389	12,390	12,389	12,531
Dilutive effect of common stock equivalents	56	–	52	–
Weighted average common shares outstanding - diluted	12,445	12,390	12,441	12,531

NOTE 10:	RELATED PARTY TRANSACTIONS

On August 15, 2019, Mr. Ronald E. Smith, the Company's Founder, resigned as Chief Executive Officer and as a member of the Board, effective as of August 31, 2019. In connection with Mr. Smith's resignation, the Company and Mr. Smith entered into a Transition Agreement, effective as of September 1, 2019 (the “Transition Agreement”). The Transition Agreement provides for Mr. Smith to serve as an independent consultant to the Company from September 1, 2019 through December 31, 2021. The Company agreed to pay Mr. Smith $42 per month, from September 1, 2019 through December 31, 2019, and $15 per month, from January 1, 2020 through December 31, 2021, in exchange for his future services. The Company therefore recorded consulting expenses related to the Transition Agreement totaling $45 and $135 for the three and nine months ended September 30, 2021.

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

The Company obtained a $1,111 loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program in April 2020 (“April 2020 PPP Loan”). The April 2020 PPP Loan was used to finance covered payroll expenses during the second and third quarters of 2020. The Company applied for forgiveness of the April 2020 PPP Loan in October 2020 and received forgiveness of $1,111 from the SBA on June 29, 2021. The amount of loan forgiveness, including accrued interest, is presented as a component of other income on the condensed consolidated statement of operations for the nine months ended September 30, 2021.

The Company obtained a second $1,111 PPP loan in March 2021 (“March 2021 PPP Loan”). The March 2021 PPP Loan was used to finance covered payroll expenses during the first and second quarters of 2021. The Company applied for forgiveness of the March 2021 PPP Loan in August 2021 and received forgiveness of $1,111 from the SBA on September 10, 2021. The amount of loan forgiveness, including accrued interest, is presented as a component of other income on the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

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

In March 2020, the energy industry encountered a significant economic disruption caused by the COVID-19 pandemic, which continues to impact markets globally. The low oil price environment caused by the pandemic, when coupled with restricted travel to mitigate against the spread of COVID-19, triggered many exploration and production companies to either significantly reduce, delay, or cancel their operating and capital spending programs. This decline in offshore drilling and production activity resulted in lower contract volumes or delays in significant contracts, which negatively impacted our earnings and cash flows. Our earnings and cash flows could also be negatively impacted by delays in payments by significant customers or delays in completion of our contracts for any reason.

Oil and gas operators, equipment providers, and services companies had to quickly adapt to overcome the challenges presented by these unprecedented times, and Deep Down was no exception. Our primary focus since this global economic disruption has been to improve our cost structure and manage our cash flows, which will remain a priority as we look toward the future.

The initial loan we received under the Paycheck Protection Program (“PPP”) in April 2020 supplemented our cash flows to fund payroll as revenues declined, and our second PPP loan in March 2021 provided a needed buffer to fund working capital while we continue to strengthen our workforce. We have now received confirmation of the forgiveness for both loans, which solidifies our working capital position as we evaluate future growth opportunities. One area we have been able to capitalize on has been the workforce reductions at other organizations, which has provided us the opportunity to add high caliber individuals to our team who possess a wealth of industry knowledge and experience.

During the first nine months of 2021, oil prices progressively rebounded to healthier levels as demand continued to strengthen and travel restrictions continued to ease. As a result, we managed to safely send teams to various international locations. We are cautiously optimistic that the prevalence of vaccines and the downward trend in COVID cases will continue to encourage border controls to be loosened. However, the cautious return to increased activities by our customers has presented margin pressures to us, as evidenced by our reduced gross margins despite increased revenue levels. Aside from pricing pressure from customers, margin compression has also come in the form of low margin pass-through third-party costs on select projects.

We have seen an increase in bidding activity and execution of contract awards this year as operators mobilize to complete a backlog of projects, especially in the current favorable oil price environment. The Company received an order at the beginning of the year for the rental of one of our two carousels that are suitable for large umbilical or cable projects. Certain aspects of this project have not been performed before, which further solidifies our reputation as a service provider of choice for unique offshore installation projects. We envisioned that the successful execution of this project will provide further opportunities to utilize our carousels in the future, and our visions turned into reality when we received a contract award for the rental of the second carousel and associated umbilical spooling services in the fourth quarter of 2021. We are also actively engaged in multiple conversations with different customers to discuss additional rental opportunities for our carousels and associated cable management services.

The growth of our business remains a top priority and generating free cash flow and preservation of liquidity remains of critical importance to achieve this desired growth, especially in this current environment. We are keenly focused on the levers within our control, and we are experiencing an increase in requests for short-cycle service work, an area where we have a proven track record. We also believe customers will continue to be heavily focused on efficiency and shorter lead times without sacrificing quality and safety. As such, we are confident our streamlined operations and continued focus on our core strengths will enable us to be the primary choice for our customers.

Looking towards the future, we continue to engage with a variety of companies on different aspects of the transition to renewable energy with increasing interest in our installation capabilities, equipment, and knowledge of the subsea environment. There are several areas we see as potential growth opportunities, though the timing of these opportunities and associated cash flows is uncertain. As such, we are pursuing different partnerships especially around new technologies as we seek to leverage our core competencies to increase the market potential of our current product and service offerings. We are also working on developing the next generation of our equipment by incorporating designs that utilize a reduced carbon footprint.

We maintain our commitment to ensuring we continuously enhance value for our stockholders, while being an employer of choice in the industry.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues. Revenues for the three months ended September 30, 2021 were $3,550 compared to revenues of $3,136 for the three months ended September 30, 2020. The $414, or 13 percent, increase from the same period in 2020 was primarily the result of the progressive increase in demand for our subsea equipment, support services, and rental solutions.

Cost of Sales. Cost of sales increased by $775, or 43 percent, to $2,569 for the three months ended September 30, 2021 from $1,794 for the same period in 2020. The increase in cost of sales was mainly a result of increased project activity for the three months ended September 30, 2021. Cost of sales as percentage of revenue increased to 76% from 63% for the three months ended September 30, 2021 and 2020, respectively, primarily due to increases in labor and service costs.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) decreased by $15, or 1 percent, to $1,336 for the three months ended September 30, 2021 from $1,351 for the same period in 2020. The decrease in SG&A was primarily due to lower payroll costs.

Other income, net. During the three months ended September 30, 2021, the Company recorded net other income of $1,056, which was primarily related to the forgiveness of its second PPP loan obtained in March 2021.

Loss on sale of assets. During the three months ended September 30, 2021, loss on sales of assets was approximately $149 related to equipment sold by the Company. During the three months ended September 30, 2020, the Company did not record any gains or losses related to equipment and vehicles sold by the Company.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020
Net income (loss)	$332	$(250)

Add: Interest expense, net	1	2
Add: Income tax expense	5	–
Add: Depreciation and amortization	209	239
Add: Share-based compensation	9	39
Add: Loss on sale of property, plant and equipment	148	–
Deduct: Forgiveness of PPP loan	(1,111)	–

Modified EBITDA	$(407)	$30

The $437 decrease in Modified EBITDA for the three months ended September 30, 2021 was primarily due to a decrease in gross margin as compared to the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues. Revenues for the nine months ended September 30, 2021 were $12,000 compared to revenues of $9,466 for the nine months ended September 30, 2020. The $2,534, or 27 percent, increase from the same period in 2020 was primarily the result of the progressive increase in demand for our subsea equipment, support services, and rental solutions.

Cost of Sales. Cost of sales increased by $2,266, or 43 percent, to $7,518 for the nine months ended September 30, 2021 from $5,252 for the same period in 2020. The increase in cost of sales was mainly a result of increased project activity for the nine months ended September 30, 2021. Cost of sales as percentage of revenue increased to 67% from 62% for the nine months ended September 30, 2021 and 2020, respectively, primarily due to increases in labor and service costs.

Selling, general and administrative expenses. SG&A decreased by $426, or 8 percent, to $4,623 for the nine months ended September 30, 2021 from $5,049 for the same period in 2020. The decrease in SG&A was primarily due to incurring a one-time $245 severance charge related to the elimination of the Company’s COO position during the nine months ended September 30, 2020. The Company also incurred lower payroll costs during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Asset Impairment. During the nine months ended September 30, 2020, the Company recorded charges of $4,490 for the impairment of certain idle long-lived assets. The impairment was the result of an analysis of the carrying value of the assets and our inability to objectively project future cash flows from the sale or lease of these assets, particularly in light of the impact of the COVID-19 pandemic and resulting global economic disruption. No impairment of long-lived assets was recorded during the nine months ended September 30, 2021.

Other income, net. The Company recorded net other income of $2,212 during the nine months ended September 30, 2021, which was primarily related to the forgiveness of its two PPP loans.

Loss on sale of assets. During the nine months ended September 30, 2021, the net loss on sales of assets was approximately $94 and related to equipment sold by the Company. During the nine months ended September 30, 2020, the Company did not record any gains or losses related to equipment and vehicles sold by the Company.

Modified EBITDA. The following is a reconciliation of net income (loss) to Modified EBITDA for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
Net income (loss)	$1,204	$(6,177)

Add: Interest expense, net	8	4
Add: Income tax expense	15	5
Add: Depreciation and amortization	731	843
Add: Share-based compensation	46	113
Add: Asset impairment	–	4,490
Add: One-time charges related to elimination of COO position	–	245
Add: Loss on sale of property, plant and equipment	94	–
Deduct: Forgiveness of PPP loan	(2,222)	–

Modified EBITDA	$(124)	$(477)

The $353 improvement in Modified EBITDA was due primarily to an increase in revenues and decrease in SG&A during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Modified EBITDA for the nine months ended September 30, 2021 was also impacted by recording a $534 reserve for doubtful accounts receivable as compared to recording a $448 reserve for doubtful accounts receivable for the nine months ended September 30, 2020.

Liquidity and Capital Resources

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, working capital of $5,796 as of September 30, 2021, and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments.

Given the volatility in oil prices and global economic activity caused by COVID-19 in 2020, the Company cannot predict with certainty the future impact on the Company’s operations and cash flows. The Company has taken steps to mitigate the challenges presented by the current macro environment, including workforce alignment, wage reductions, rent abatements, and limiting capital expenditures and R&D efforts to only critical items. The Company continues to seek further opportunities to preserve liquidity.

The Company obtained a $1,111 PPP loan in April 2020 (“April 2020 PPP Loan”). The April 2020 PPP Loan was used to finance covered payroll expenses during the second and third quarters of 2020. The Company applied for forgiveness of the April 2020 PPP Loan in October 2020 and received forgiveness of $1,111 from the SBA on June 29, 2021. The amount of loan forgiveness, including accrued interest, is presented as a component of other income on the condensed consolidated statements of operations for the nine months ended September 30, 2021.

The Company obtained a second $1,111 PPP loan in March 2021 (“March 2021 PPP Loan”). The March 2021 PPP Loan was used to finance covered payroll expenses during the first and second quarters of 2021. The Company applied for forgiveness of the March 2021 PPP Loan in August 2021 and received forgiveness of $1,111 from the SBA on September 10, 2021. The amount of loan forgiveness, including accrued interest, is presented as a component of other income on the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company used $1,053 of net cash in operating activities primarily to fund working capital. The Company also used $95 of net cash in investing activities, primarily to fund capital expenditures. The Company generated $1,111 of net cash provided by financing activities from the March 2021 PPP Loan proceeds, which resulted in a $37 decrease in cash for the period.

During the nine months ended September 30, 2020, the Company generated $44 of net cash from operating activities, which was primarily due to reductions in accounts receivable and contract assets. The Company also used $108 in net cash for investing activities, primarily to fund capital expenditures. The Company generated $586 of net cash from financing activities, primarily through the $1,111 in proceeds from the April 2020 PPP Loan, which was partially offset by $525 of share repurchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the three months September 30, 2021.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is involved in only one material legal proceeding as of the date of this Report.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter claim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. The parties have not reached a resolution on this matter. At this point, it is not clear as to whether an unfavorable outcome is either probable or remote, and the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss if the outcome should be unfavorable.

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

Date: November 12, 2021
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

