Form 10-K
period 2021-12-31
Deep Down, Inc.
filed 2022-03-29
CIK 1110607

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $8,672,205.50.

At March 28, 2022, the registrant had 12,035,261 outstanding shares of common stock, par value $0.001 per share.

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

General

Deep Down, Inc., a Nevada corporation (the “Company”, “Deep Down”, “we”, “our” and “us”), is an energy services company that provides equipment and support services to the world’s energy and offshore industries. Primary operations are conducted under Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”), which is a wholly owned subsidiary of the Company.

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

Business Overview

Deep Down provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Deep Down's core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Deep Down's team can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world. The Company’s broad line of solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field.

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

For the years ended December 31, 2021 and 2020, the Company’s operations were organized as one reportable segment.

Services

Deep Down supports all aspects of subsea field development with its engineering and project management services, including the design, installation, and retrieval of subsea equipment and systems, connection and termination operations, well-commissioning services, and construction support. The Company works closely with all customers to provide the fastest, safest, and most cost-effective solutions to a variety of complex issues. The Company also serves a range of customers, including operators, installation contractors, and subsea equipment manufacturers.

Project Management and Engineering. Deep Down’s project managers and engineers have extensive experience and knowledge to support customers both on and offshore. Particularly, the Company specializes in the design and engineering of steel tube flying leads, umbilicals, flexible and rigid risers, flowlines, and jumpers. Deep Down’s comprehensive subsea engineering services oversee all project requirements from conception to final commissioning, including offshore participation during installation to ensure proper execution and safe completion of projects.

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

The Company also leases a 6,500 square foot shore-based facility located in Mobile, Alabama. The Mobile site can be used to store customer products and allows for full system integration testing of equipment prior to deployment offshore.

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

Products

Deep Down designs, manufactures, fabricates, inspects, assembles, tests, and installs subsea distribution equipment used by major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. The Company’s products are used during exploration, development, and production operations on offshore drilling rigs, installation and intervention vessels, and as part of the permanently installed subsea production infrastructure.

Flying Leads. Deep Down designs, manufactures, and installs flying leads, particularly steel tube flying leads. The Company’s flagship product, the Loose Steel Tube Flying Lead (“LSFL®”), was developed to eliminate the residual memory left in traditional flying leads due to the bundling process. The loose lay of the tubes is more compliant allowing the bundle to lay flat on the sea floor and follow the prescribed lay path precisely. Deep Down employs the patented Moray® termination system on each end of the LSFL®. The Moray® termination is a lightweight, high-strength, configurable, and field serviceable framework used to connect any commercially available Multi-Quick Connect plate to the LSFL® bundle.  The Moray® termination assembly offers several cost and time saving benefits over traditional competitive solutions that allow the Company to lower the total installed cost of customer projects.

Umbilical Hardware. Deep Down designs and fabricates lightweight and compact umbilical hardware that covers the entire scope of a project’s needs from the topside platform to the subsea connection. The Company’s compliant Umbilical Termination Assembly (“UTA”) allows the installation team to terminate an umbilical with a higher degree of quality, place the critical components of the base unit on the reel or on the carousel, and handle it with additional ease and safety. The UTA can then be combined with the mud mat assembly easily and offers both first-end stab and hinge-over features as well as yoke second end landing.

Deep Downs’s termination services offer the ability to refurbish existing topside umbilical terminations from multiple manufacturers and provide a completely new connection, thus extending the life of the umbilical and the subsea field. Bend Stiffener Latchers™ are designed to secure a dynamic umbilical to an existing or standard flange offering significant cost savings without the need for modification to the rig interface or the use of divers. The quick-release and locking mechanism allows a single remotely operated vehicle to engage or disengage the locking mechanism resulting in significant savings to the customer.

Riser Isolation Valves and Subsea Isolation Valve Services. Deep Down's Riser Isolation Valve and Subsea Isolation Valve control systems are unique solutions that provide platform personnel hydraulic control and electrical indication for subsea production valves. These systems provide numerous advantages to the customer including emergency shutdown capabilities, valve positioning monitoring systems, and auxiliary positions for spare and/or future field development.

In addition to the fabrication of these systems, Deep Down provides subsea installation engineering, consulting, and service personnel to support customers, installation contractors, valve vendors, and more. The Deep Down team provides commissioning and technical assistance to customers and platform personnel and seeks to ensure that the systems are working properly.

Installation Aids. The Company has developed an extensive array of installation aids, including flying lead installation systems, tensioners, lay chutes, buoyancy modules, clump weights, mud mats, pumping and testing skids, control booths, fluid drum carriers, under-rollers, 200 ton, 400 ton, 3,400 ton, and 3,500 ton carousels, running and parking deployment frames, termination shelters, pipe straighteners, Subsea Deployment Basket® system, Horizontal Drive Units, and Rapid Deployment Cartridges.

Manufacturing

Deep Down’s primary operations are currently located at a 255,000 square foot facility on 23 acres in Houston, Texas, where we have been since 2013. In addition to increasing our production capacity, this facility provided the space to build our steel tube flying lead (“STFL”) overhead tracking system. This system enables us to easily move STFLs from station to station during production for welding, X-ray, and factory acceptance testing. We have also significantly expanded our clean, stainless steel welding and tube bending environment, which is separated from all carbon steel fabrication.

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

On December 6, 2021, the Company announced plans to relocate its headquarters in Houston, Texas to further advance the operations and growth of the business. Moving to this new location will enable Deep Down to reduce its carbon footprint, further streamline cost structures, and attract high caliber talent as the Company continues to position for future growth. The relocation is expected to be completed in 2022.

Customers

Demand for our deepwater and ultra-deepwater services, equipment and offshore rig equipment is dependent on the condition of the energy industry and its ability and need to make capital expenditures, as well as continual maintenance and improvements on its offshore exploration, drilling, and production operations. The level of these expenditures is generally dependent upon various factors such as expected commodity prices, exploration and production costs, and the level of offshore drilling and production activity. The prevailing view of future commodity prices are influenced by numerous factors affecting supply and demand. These factors include, but are not limited to, worldwide economic activity, interest rates, cost of capital, environmental regulation, tax policies, and production levels and prices set and maintained by producing nations and the Organization of the Petroleum Exporting Countries. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of domestic and international offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

Our principal customers are major integrated, large independent, and foreign national energy companies as well as subsea equipment manufacturers and subsea equipment installation contractors involved in the offshore exploration, development, and production of natural and renewable resources. Offshore drilling contractors, engineering and construction companies, and other companies involved in maritime operations represent a smaller customer base.

Deep Down is not dependent on any one customer or group of customers. The amount and variety of our products and services required in a given period by a customer can depend upon the customer’s capital expenditure budget as well as the results of competitive bids. Consequently, a customer may account for a material portion of revenues in one period and may represent an immaterial portion of revenues in a subsequent period. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on the results of our operations.

Marketing and Sales

We market our services and products worldwide through our Houston-based sales force. We periodically advertise in trade and technical publications targeting our customer base. We also participate in industry conferences and trade shows to enhance industry awareness of our products and services. Our customers generally order products and services after consultation with us on their project. Orders are typically completed within two weeks to three months depending on the type of product or service. Larger and more complex products may require significantly more time to complete. Our customers generally select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery, and advanced technology. For large production system orders, we engage our project management team to coordinate customer needs with our engineering, manufacturing, and service departments, as well as with our trusted subcontractors and vendors. Our profitability on projects is dependent on performing accurate and cost-effective bids as well as performing efficiently in accordance with bid specifications. Various factors can adversely affect our performance on individual projects that could potentially adversely affect the profitability of a project.

Product Development and Engineering

The technological demands of the energy industry continue to increase as offshore exploration and drilling operations expand into deeper and more hostile environments. Conditions encountered in these environments could soon include well pressures of up to 20,000 psi, mixed flows of oil and gas under high pressure that may also be highly corrosive, and water depths exceeding 10,000 feet. We are continually engaged in product development activities to generate new products and to improve existing products and services to meet our customers’ specific needs. We also focus our activities on reducing the overall cost to the customer, which includes not only the initial capital cost but also ongoing operating costs associated with our products.

We have an established track record of introducing new products and product enhancements. Our product development work is conducted at our facility in Houston, Texas, and in the field. Our application engineering staff also provides engineering services to customers in connection with the design and sales of our products. Our ability to develop new products and maintain technological advantages is important to our future growth and success.

We believe that the success of our business depends more on the technical competence, performance, creativity, and marketing abilities of our employees than on any individual patent, trademark, or copyright. Nevertheless, as part of our ongoing product development and manufacturing activities, our policy is to seek patents when appropriate on inventions concerning new products and product improvements. All patent rights for products developed by employees are assigned to us.

Competition

The principal competitive factors in the offshore drilling, development and production, and maritime equipment markets are quality, reliability, and reputation of the product, price, technology, and timely delivery. We face significant competition from other manufacturers of exploration, production, and maritime equipment. Several of our primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources and have a longer history in the manufacturing of these types of equipment.

Employees

At March 28, 2022, we had a total of 46 employees, all of whom are full-time. We also work with a pool of independent contractors who enable us to scale our operations at short notice, as business needs demand. Our employees are not covered by collective bargaining agreements, and we generally consider our employee relations to be good. Our operations depend in part on our ability to attract a skilled labor force. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or increases in the wage rates that we pay, or both.

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

Our operating facility is located at 18511 Beaumont Highway, Houston, Texas 77049 (“Highway 90”). Our Highway 90 facility consists of approximately 23 acres of land and includes 255,000 sq. ft. of indoor manufacturing and storage space. We have a ten year lease on our Highway 90 facility, which commenced in June 2013 at a base rate of $90,000 per month, adjustable based on the CPI, for the remainder of the lease term. Additionally, we lease, on a month-to-month basis, 6,500 square feet of storage space in Mobile, AL to house our 3,400 metric ton and 3,500 metric ton carousel systems for $11,000 per month.

On December 6, 2021, the Company announced plans to relocate its headquarters in Houston, Texas to further advance the operations and growth of the business. Located at 1310 Rankin Road, Deep Down entered into a commercial lease agreement with Wellbore Integrity Solutions, LLC for the lease of approximately 101,000 square feet of office and warehouse space. The term of the lease is for ten years, with a commencement date of no later than May 5, 2022. Deep Down will primarily use the facility for fabrication of custom engineered products as well as other subsea equipment for both oil and gas and renewable energy applications.

We believe that these facilities are suitable, adequate and of sufficient capacity to support our current operations.

ITEM 3.	Legal Proceedings

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is involved in only one material legal proceeding as of December 31, 2021.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270,000 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter claim on March 20, 2013 in the aggregate amount of $1,000,000 for reimbursement of insurance payments allegedly made for repairs. On March 9, 2022, the parties convened for mediation but did not reach a resolution on this matter. At this point, it is not clear as to whether an unfavorable outcome is either probable or remote, and the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss if the outcome should be unfavorable.

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

Stockholders of Record

As of March 28, 2022, there were approximately 1,800 stockholders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for working capital for the growth of our operations.

ITEM 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands of dollars and shares, unless otherwise indicated.

General

Deep Down is a leading energy services company providing equipment and support services to the world’s energy and offshore industries. Deep Down provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Deep Down's core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Deep Down's highly experienced team can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world.

Industry and Executive Outlook

The energy services industry is dependent on the capital and operating expenditure programs of energy companies. The decision for operators to cut back or accelerate their exploration, drilling, and production operations is substantially driven by the overall condition of the energy industry. Particularly, the oil and gas industry has historically been characterized by fluctuations in commodity prices, which are driven by a variety of market forces.

In March 2020, the energy industry encountered a significant economic disruption caused by the COVID-19 pandemic, which continues to impact markets globally. The low oil price environment caused by the pandemic, when coupled with restricted travel to mitigate against the spread of COVID-19, triggered many exploration and production companies to either significantly reduce, delay, or cancel their operating and capital spending programs. This decline in offshore drilling and production activity resulted in lower contract volumes or delays in significant contracts, which negatively impacted our earnings and cash flows. Oil and gas prices have rebounded to healthier levels since the onset of the pandemic, but future surges in COVID-19 infections or other unforeseen market factors will continue to cause commodity price fluctuations remains and therefore could present an ongoing risk to our earnings and cash flows. Our primary focus since the beginning of this global economic disruption has been to improve our cost structure and manage our cash flows, which will remain a priority as we look toward the future.

During 2021, oil and gas prices progressively rebounded to healthier levels as demand continued to strengthen and travel restrictions continued to ease. As a result, we managed to safely send teams to various international locations. We are cautiously optimistic that the prevalence of vaccines and the downward trend in COVID cases will continue to encourage border controls to be loosened. However, the cautious return to increased activities by our customers has presented margin pressures to us, as evidenced by our reduced gross margins despite increased revenue levels. Aside from pricing pressure from customers, margin compression has also come in the form of low margin pass-through third-party costs on select projects and general price increases due to the inflationary macro environment in which we currently operate.

We have seen an increase in bidding activity and execution of contract awards this year as operators mobilize to complete a backlog of projects, especially in the current favorable oil price environment. The Company received an order at the beginning of the year for the rental of one of our two carousels that are suitable for large umbilical or cable projects. Certain aspects of this project have not been performed before, which further solidifies our reputation as a service provider of choice for unique offshore installation projects. We envisioned that the successful execution of this project will provide further opportunities to utilize our carousels in the future, and our visions turned into reality when we received a contract award for the rental of the second carousel and associated umbilical spooling services in the fourth quarter of 2021. We remain actively engaged in multiple conversations with different customers to discuss additional rental opportunities for our carousels and associated cable management services.

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

The initial loan we received under the Paycheck Protection Program (“PPP”) in April 2020 supplemented our cash flows to fund payroll as revenues declined, and our second PPP loan in March 2021 provided a needed buffer to fund working capital while we continue to strengthen our workforce. We have now received confirmation of the forgiveness for both loans, which solidifies our working capital position as we push towards future growth opportunities. One area we have been able to capitalize on has been the workforce reductions at other organizations, which has provided us the opportunity to add high caliber individuals to our team who possess a wealth of industry knowledge and experience.

Looking towards the future, we are actively engaged with a variety of companies on different aspects of the transition to renewable energy with increasing interest in our installation capabilities, equipment, and knowledge of the subsea environment. There are several areas we see as potential growth opportunities, though the timing of these opportunities and associated cash flows is uncertain. As such, we are pursuing different partnerships especially around new technologies as we seek to leverage our core competencies to increase the market potential of our current product and service offerings. We are also working on developing the next generation of our equipment by incorporating designs that utilize a reduced carbon footprint.

We maintain our commitment to ensuring we continuously enhance value for our stockholders, while being an employer of choice in the industry.

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Revenues	$17,233	$12,977	$4,256	33%

The 33 percent increase in revenues was primarily the result of an increase in demand for our subsea equipment, support services, and rental solutions.

Cost of sales and Gross profit

	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Cost of sales	$11,396	$8,062	$3,334	41%
Gross profit	$5,837	$4,915	$922	19%
Gross profit %	34%	38%	–	(4)%

The increase in gross profit was due to higher revenues from increased project activity for the year ended December 31, 2021. The decrease in gross profit percentage is driven by increases in labor and lower margin passthrough service costs. Additionally, the Company received rent abatements during the year ended December 31, 2020, which were not recurring during the year ended December 31, 2021.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $663 and $830 for the years ended December 31, 2021 and 2020, respectively. The year-over-year decrease in depreciation was primarily due to recording depreciation in the prior year for certain idle, long-lived assets before taking an impairment charge on the remaining undepreciated amount during the second quarter of 2020.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2021	2020	$	%
Selling, general & administrative	$5,892	$6,210	$(318)	(5)%
Selling, general & administrative as a % of revenue	34%	48%	–	(14)%

The decrease in selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2021 was primarily due to incurring a one-time $245 severance charge related to the elimination of the Company’s COO position during the year ended December 31, 2020. The Company also incurred lower administrative payroll costs and charges to stock based compensation during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Asset impairment

For the year ended December 31, 2021, no charges were recorded for the impairment of long-lived assets.

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

Interest expense (income), net

Net interest expense for the year ended December 31, 2021 was $12 compared to net interest expense of $7 for the year ended December 31, 2020. The increase of $5 is due to an increase of interest expense on insurance premium financing for the year ended December 31, 2021.

Other income, net

The Company recorded net other income of $2,869 during the year ended December 31, 2021, which was primarily related to the forgiveness of its two PPP loans and employee retention credits.

Loss on sale of assets

During the year ended December 31, 2021, the Company recorded losses of $76 related to equipment sold by the Company. During the year ended December 31, 2020, the Company did not record any gains or losses related to vehicles and equipment sold by the Company.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(In thousands)
Net income (loss)	$2,326	$(6,057)

Add: Interest expense, net	12	7
Add: Income tax expense	112	13
Add: Depreciation and amortization	951	1,082
Add: Share-based compensation	48	117
Add: Asset impairment	–	4,490
Add: Loss on sale of asset	76	–
Add: One-time charges related to elimination of COO position	–	245
Deduct: Forgiveness of PPP loan	(2,222)	–
Deduct: Employee retention credit	(650)	–

Modified EBITDA	$653	$(103)

The $756 improvement in Modified EBITDA was due to an increase in revenues and decrease in SG&A for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Liquidity and Capital Resources

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, working capital of $7,098 as of December 31, 2021, and potential opportunistic sales of PP&E in addition to pursuing a disciplined approach to making capital investments.

Given the volatility in oil prices and global economic activity caused by COVID-19 in 2020, the Company cannot predict with certainty the future impact on the Company’s operations and cash flows. The Company has taken steps to mitigate the challenges presented by the current macro environment, including workforce alignment, wage reductions, rent abatements, and limiting capital expenditures and R&D efforts to only critical items. The Company continues to seek further opportunities to preserve liquidity, including securing a credit facility.

The Company obtained a $1,111 PPP loan in April 2020 (“April 2020 PPP Loan”). The April 2020 PPP Loan was used to finance covered payroll expenses during the second and third quarters of 2020. The Company applied for forgiveness of the April 2020 PPP Loan in October 2020 and received forgiveness of $1,111 from the SBA on June 29, 2021. The amount of loan forgiveness, including accrued interest, is presented as a component of other income on the consolidated statements of operations for the year ended December 31, 2021.

The Company obtained a second $1,111 PPP loan in March 2021 (“March 2021 PPP Loan”). The March 2021 PPP Loan was used to finance covered payroll expenses during the first and second quarters of 2021. The Company applied for forgiveness of the March 2021 PPP Loan in August 2021 and received forgiveness of $1,111 from the SBA on September 10, 2021. The amount of loan forgiveness, including accrued interest, is presented as a component of other income on the consolidated statement of operations for the year ended December 31, 2021.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the fiscal year ended December 31, 2021, the Company reported a decrease of $69 in cash. The Company used $1,067 of net cash from operating activities primarily driven by an increase in accounts receivable and other components of working capital. The Company also used $113 in net cash for investing activities, primarily for purchases of PP&E. The Company generated $1,111 of net cash from financing activities, from PPP loan proceeds.

During the fiscal year ended December 31, 2020, the Company reported an increase of $222 in cash. The Company used $206 of net cash from operating activities primarily driven by an increase in accounts receivable and other components of working capital. The Company also used $158 in net cash for investing activities, primarily for purchases of PP&E. The Company generated $586 of net cash from financing activities, primarily through $1,111 of PPP loan proceeds, which was partially offset by $525 of share repurchases that occurred prior to the onset of the COVID-19 pandemic and receipt of the initial PPP loan.

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

During the year ended December 31, 2021, the Company conducted assessments of whether impairment indicators were present that indicate the carrying amount of its long-lived asset group might not be recoverable and determined that no such events or changes in circumstances were present.

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed and paid on a monthly basis. Payment terms for services are usually 30 days from invoice receipt but have increased to 45 or 60 days depending on the customer.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. For the years ended December 31, 2021 and 2020, there were no contracts with terms that extended beyond one year.

Allowance for Doubtful Accounts

The Company provides an allowance on trade receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period.  At December 31, 2021 and 2020, the Company estimated the allowance for doubtful accounts requirement to be $525 and $84, respectively.  Bad debt expense totaled $442 and $238 for the years ended December 31, 2021 and 2020, respectively.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal controls over financial reporting as of December 31, 2021, based on revisions and updates issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to its report entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting.  The Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2021.

Item 9B.	Other Information

Not Applicable

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our directors and executive officer as of December 31, 2021:

Name	Age	Position Held with Deep Down
Charles K. Njuguna	44	President, Chief Executive Officer, Chief Financial Officer, and Director
Mark Carden	63	Chairman of the Board of Directors
David J. Douglas	58	Director
Neal I. Goldman	77	Director

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

Based solely on the Company’s review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors and greater-than ten percent beneficial owners during the year ended December 31, 2021 were satisfied.

Item 11.	Executive Compensation

The following table sets forth information concerning total compensation earned in the years ended December 31, 2021 and 2020 by our Principal Executive Officer (“PEO”) and our other executive officer (collectively, our “Named Officers”).

Summary Compensation Tables for the years ended December 31, 2021 and 2020

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation (1) (2)	Total
Charles K. Njuguna,	2021	$323,125	$–	$62,275	$385,400
President, Chief Executive Officer, and Chief Financial Officer	2020	$324,906	$35,000	$52,949	$412,855
Micah Simmons,	2021	$–	$–	$103,654	$103,654
Former Chief Operating Officer	2020	$101,748	$–	$168,978	$270,726

(1)	Amounts in 2021 represent:

•	Automobile allowances of $19,500 to Mr. Njuguna;
•	Reimbursement of $24,025 to Mr. Njuguna for healthcare premiums;
•	Payments for vacation not taken in 2020 of $18,750 for Mr. Njuguna; and
•	Severance pay of $103,654 to Mr. Simmons.

(2)	Amounts in 2020 represent:

•	Automobile/Cell phone allowances of $19,500 to Mr. Njuguna and $4,962 to Mr. Simmons;
•	Reimbursement of $22,824 to Mr. Njuguna and $11,947 to Mr. Simmons for healthcare premiums;
•	Payments for vacation not taken in 2020 of $10,625 for Mr. Njuguna and $10,723 to Mr. Simmons; and
•	Severance pay of $141,346 to Mr. Simmons.

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

On September 12, 2019, the Company entered into an employment agreement with Mr. Simmons for a term of three years effective September 23, 2019. The employment agreement provided that Mr. Simmons receive annual cash compensation of $245,000. On April 1, 2020, the Company eliminated the position of Chief Operating Officer (“COO”) and relieved Mr. Simmons of his duties pursuant to the terms of his employment agreement. In addition to payment of accrued and unpaid salary, vacation time, and other benefits, the Company was required to pay Mr. Simmons one time his contractual annual base salary of $245,000, which was paid over 12 months.

Outstanding Equity Awards

The following table summarizes information with respect to unexercised options for the Named Officer holding options as of December 31, 2021.

	OPTION AWARDS
	Number of securities underlying unexercised options
Name	(#) exercisable	(#) unexercisable	Option exercise price ($)	Option expiration date
Charles K Njuguna	150,000	–	$0.65	9/24/2024

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

The following table provides certain information with respect to the 2021 compensation awarded or earned by our Independent Directors who served in such capacity during the year.

Name	Option Awards ($) (1)(2)	Total
Mark Carden	$6,250	$6,250
David J. Douglas	$6,250	$6,250
Neal I. Goldman	$6,250	$6,250

(1)	On June 24, 2019, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.75 per share. Fair value of these stock options was $0.44 per share at the date of grant. Fifty percent of these options vested on December 31, 2019, and the remaining fifty percent of these options vested on December 31, 2020.

(2)	On August 5, 2020, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.37 per share. Fair value of these stock options was $0.25 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2020, November 30, 2020, February 28, 2021 and May 31, 2021.

(3)	On August 11, 2021, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.72 per share. Fair value of these stock options was $0.47 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2021, November 30, 2021, February 28, 2022 and May 31, 2022. In addition to the foregoing, all shares shall vest immediately prior to a change in control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is certain information with respect to beneficial ownership of Common Stock as of March 28, 2022, except as otherwise noted below, by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director as of such date; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Deep Down as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name	Number of Shares of Common Stock Beneficially Owned		Number of Shares That May Be Acquired By Options Exercisable Within 60 Days	Total	Percent of Outstanding Common Stock (1)

Ronald E. Smith	2,596,442	(2)	–	2,596,442	21.6%
Aegis Financial Corporation	813,000	(3)	–	813,000	6.8%
MAZ Capital Advisors, LLC	827,496	(4)	–	827,496	6.9%

Directors and Executive Officers:
David J. Douglas	1,484,091	(5)	150,000	1,634,091	13.6%
Neal I. Goldman	500,000	(6)	150,000	650,000	5.4%
Charles K. Njuguna	267,350		150,000	417,350	3.5%
Mark Carden	60,980	(7)	150,000	210,980	1.8%
All directors and officers as a group (4 persons)	2,312,421		600,000	2,912,421	24.2%

__________________

(1)	The percentages in the table are calculated using the total shares outstanding as of March 28, 2022 or a total of 12,035,261 shares.
(2)	Based on a Schedule 13D filed with the SEC dated November 26, 2019, by Ronald E. Smith, 806 Vista Del Lago Dr., Huffman, TX 77336. This amount includes 710,562 shares held indirectly through an IRA, 930,651 shares directly held by Mr. Smith’s spouse, and 23,071 shares held indirectly by Mr. Smith’s spouse through an IRA. This amount excludes 353,604 shares repurchased by the Company in 2022.
(3)	Based on a Schedule 13G filed with the SEC dated January 22, 2021, by Aegis Financial Corporation, 6862 Elm Street, Suite 830, McLean, Virginia 22101.
(4)	Based on a Schedule 13G filed with the SEC dated February 8, 2022, by MAZ Capital Advisors, LLC, 1130 Route 46, Suite 12, Parsippany, New Jersey 07054.
(5)	Based on a Form 3 filed with the SEC dated April 16, 2019, by David J. Douglas, 3889 Maple Avenue, Dallas, TX 75219.
(6)	Based on a Form 3 filed with the SEC dated April 16, 2019, by Neal I. Goldman, Goldman Capital Management Inc., 767 Third Ave, New York, NY 10017.
(7)	Includes 980 shares held indirectly in retirement and trading accounts owned by Mr. Carden and his wife.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Company’s independent registered public accounting firm is Moss Adams LLP (“Moss Adams”); issuing office is Houston, TX; PCAOB ID: 659. The following table sets forth the aggregate payments made to Moss Adams for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2021 and 2020 and for other services rendered during those years on behalf of Deep Down and its subsidiaries:

	Year Ended December 31,
	2021	2020
Audit Fees	$188,780	$182,410
Audit Related Fees	–	–
Tax Fees	36,319	17,246
All Other Fees	–	–

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

Date: March 28, 2022

By: /s/ Trevor Ashurst

Trevor Ashurst

Vice President of Finance

(Principal Accounting Officer)

Date: March 28, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Charles K. Njuguna	President, Chief Executive Officer, and Director	March 28, 2022
Charles K. Njuguna	(Principal Executive Officer)

/s/ Mark Carden	Chairman of the Board of Directors	March 28, 2022
Mark Carden

/s/ David J. Douglas	Director	March 28, 2022
David J. Douglas

/s/ Neal I. Goldman	Director	March 28, 2022
Neal I. Goldman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).
3.1	Articles of Incorporation of Deep Down, Inc., conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Amended and Restated By-Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to our Form 10-K filed on March 30, 2020)
10.1	Building and Land Lease Agreement between W&P Development Corporation, as Landlord, and Deep Down, Inc., as Tenant, dated effective June 1, 2013 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 21, 2013).
10.2†	Employment Agreement, amended dated effective as of September 18, 2019 between Deep Down, Inc. and Charles K. Njuguna (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 24, 2019).
10.3†	Employment Agreement, dated effective as of September 12, 2019 between Deep Down, Inc. and Micah Simmons (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 17, 2019).
10.4	Building and Land Lease Agreement between Wellbore Integrity Solutions, LLC, as Landlord, and Deep Down, Inc., as Tenant, dated effective May 5, 2022.
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1	Subsidiary list (incorporated by reference from Exhibit 21.1 to our Form 10-K filed on March 30, 2020).
24.1*	Power of Attorney (included on signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President, Chief Executive Officer and Chief Financial Officer of Deep Down, Inc.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Vice President of Finance of Deep Down, Inc.
32.1#	Section 1350 Certification of the President, Chief Executive Officer and Chief Financial Officer of Deep Down, Inc.
32.2#	Section 1350 Certification of the Vice President of Finance of Deep Down, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_________________________

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Deep Down, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deep Down, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Determination of Estimated Costs to Complete for Fixed Price Contracts

As described in Note 3 to the consolidated financial statements, total revenue of approximately $6,867,000 for the year ended December 31, 2021 is generated from fixed price contracts. For the Company’s fixed price contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management’s estimation of total cost at completion is subject to many variables and requires significant judgment. There are many factors which impact management’s estimate, including, but not limited to, the ability to properly execute the engineering, design and fabrication phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity, weather, and level of success in the installation phase. Each of these factors can affect the accuracy of cost estimates, and ultimately, future profitability.

The principal considerations in our determination that revenue recognition, specifically determination of estimated costs to complete for fixed price contracts, is a critical audit matter are the complexity of these estimates and exercise of significant judgment by management when developing these estimates for fixed price contracts. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimates of costs to complete.

The primary procedures we performed to address this critical audit matter included:

•	Obtaining executed purchase orders and agreements to evaluate the reasonableness of significant assumptions used by management in developing their estimates of costs to complete for a sample of contracts,
•	Evaluating the reasonableness of significant assumptions used by management by assessing and testing management’s ability to reasonably estimate costs to complete for fixed price contracts,

•	Discussing progress of contracts’ completion with management and testing their assertions by performing corroborative inquiries of appropriate project manager(s),
•	Confirming progress of contracts’ completion with customers,
•	Testing accuracy and occurrence of the actual cost incurred to date,
•	Performing a comparison of the estimated and actual costs incurred related to recently completed similar contracts, to the extent similar contracts existed,
•	Performing a look-back analysis on completed contracts to assess variances between actual and estimated costs to complete, and
•	Performing analysis of subsequent-to-year-end costs incurred relative to year-end estimated costs to complete.

/s/ Moss Adams, LLP

Houston, Texas

March 28, 2022

We have served as the Company’s auditor since 2017.

DEEP DOWN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share amounts)	2021	2020
ASSETS
Current assets:
Cash	$3,676	$3,745
Accounts receivable	5,929	4,650
Employee retention tax credit receivable	650	–
Inventory	254	187
Contract assets	352	189
Prepaid expenses and other current assets	103	151
Total current assets	10,964	8,922
Property, plant and equipment, net	1,727	2,604
Intangibles, net	38	44
Right-of-use operating lease assets	1,861	3,174
Other assets	136	195
Total assets	$14,726	$14,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,310	$1,988
Contract liabilities	250	730
Current portion of PPP loan payable	–	863
Current lease liabilities	1,306	1,261
Total current liabilities	3,866	4,842

PPP loan payable	–	248
Operating lease liability, long-term	588	1,951
Total liabilities	4,454	7,041

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 15,906,010 issued at December 31, 2021 and December 31, 2020	16	16
Additional paid-in capital	73,686	73,638
Treasury stock, 3,517,145 shares, at cost	(2,809)	(2,809)
Accumulated deficit	(60,621)	(62,947)
Total stockholders' equity	10,272	7,898
Total liabilities and stockholders' equity	$14,726	$14,939

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020
Revenues	$17,233	$12,977
Cost of sales:
Cost of sales	10,733	7,232
Depreciation expense	663	830
Total cost of sales	11,396	8,062
Gross profit	5,837	4,915
Operating expenses:
Selling, general and administrative	5,892	6,210
Depreciation and amortization	288	252
Asset impairment	–	4,490
Total operating expenses	6,180	10,952
Operating loss	(343)	(6,037)
Other (income) expense:
Interest expense, net	12	7
Other income, net	(2,869)	–
Loss on sale of property, plant and equipment	76	–
Total other (income) expense	(2,781)	7
Income (loss) before income tax expense	2,438	(6,044)
Income tax expense	112	13
Net income (loss)	$2,326	$(6,057)

Net income (loss) per share:
Basic	$0.19	$(0.48)
Fully diluted	$0.19	$(0.48)

Weighted-average shares outstanding:
Basic	12,389	12,495
Fully diluted	12,454	12,495

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2019	15,906	$16	$73,521	$(2,284)	$(56,890)	$14,363

Net loss	–	–	–	–	(6,057)	(6,057)
Treasury shares purchased	–	–	–	(525)	–	(525)
Share-based compensation	–	–	117	–	–	117

Balance at December 31, 2020	15,906	$16	$73,638	$(2,809)	$(62,947)	$7,898

Net income	–	–	–	–	2,326	2,326
Share-based compensation	–	–	48	–	–	48

Balance at December 31, 2021	15,906	$16	$73,686	$(2,809)	$(60,621)	$10,272

The accompanying notes are an integral part of the consolidated financial statements.

DEEP DOWN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,326	$(6,057)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	48	117
Depreciation and amortization	951	1,082
Loss on sale of property, plant and equipment	76	–
Bad debt expense	442	238
Non-cash lease (benefit) expense	(4)	10
Forgiveness of PPP loan	(2,222)	–
Loss on asset impairment	–	4,490
Changes in operating assets and liabilities:
Accounts receivable, net	(1,721)	(433)
Employee retention tax credit receivable	(650)	–
Contract assets	(163)	625
Inventories	(67)	(187)
Prepaid expenses and other current assets	33	(8)
Other assets	41	26
Accounts payable and accrued expenses	322	(216)
Contract liabilities	(479)	107
Net cash used in operating activities	(1,067)	(206)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	229	–
Purchases of property, plant and equipment	(355)	(171)
Payments received on note receivable	13	13
Net cash used in investing activities	(113)	(158)

Cash flows from financing activities:
Proceeds from PPP loan	1,111	1,111
Repurchase of common shares	–	(525)
Net cash provided by financing activities	1,111	586
Change in cash	(69)	222
Cash, beginning of year	3,745	3,523
Cash, end of year	$3,676	$3,745

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

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

Deep Down, Inc., a Nevada corporation (“Deep Down Nevada”), and its direct wholly owned subsidiary, Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”, and together with Deep Down Nevada, “Deep Down”, “we”, “us” or the “Company”), is an energy services company that provides equipment and support services to the world’s energy and offshore industries. Deep Down provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Deep Down's core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Deep Down's team can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world.

Liquidity

Deep Down’s cash on hand was $3,676 and working capital was $7,098 as of December 31, 2021. As of December 31, 2020, cash on hand and working capital was $3,745 and $4,080, respectively. The Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, potential sales of PP&E, disciplined capital investments, and securing a credit facility. However, given the volatility in oil prices and the impact on global economic activity caused by the COVID-19 pandemic, as well as recent increases in raw materials costs and ongoing supply chain constraints, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will continue to pursue opportunistic cost containment initiatives, which can include workforce alignment and limiting overhead spending and research and development efforts to only critical items.

Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Deep Down and its wholly owned subsidiary for the years ended December 31, 2021 and 2020. All intercompany transactions and balances have been eliminated.

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

Segments

For the years ended December 31, 2021 and 2020, the Company’s operations were organized as one reportable segment.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with domestic banks which, at times, may exceed federally insured limits.

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

Our financial instruments consist primarily of cash, accounts receivables and payables, and notes receivable (included in other assets). The carrying values of cash, accounts receivables, and payables approximated their fair values at December 31, 2021 and 2020 due to their short-term maturities. The carrying values of our notes receivable approximate their fair values at December 31, 2021 and 2020 because the interest rates approximate current market rates.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company provides an allowance on accounts receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. Generally, the Company does not charge interest on past due accounts. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period.  At December 31, 2021 and 2020, the Company estimated the allowance for doubtful accounts requirement to be $525 and $84, respectively. Bad debt expense totaled $442 and $238 for the years ended December 31, 2021 and 2020, respectively.

Concentration of Revenues and Credit Risk

Deep Down’s revenues are derived from the sale of products and services to customers who participate in the offshore sector of the energy industry. Customers may be similarly affected by economic and other changes in the energy industry. For the year ended December 31, 2021, our five largest customers accounted for 44 percent, 13 percent, 11 percent, 6 percent, and 6 percent of total revenues. For the year ended December 31, 2020, our five largest customers accounted for 43 percent, 10 percent, 8 percent, 8 percent, and 5 percent of total revenues. The loss of one or more of these customers could have a material impact on our results of operations and cash flows.

As of December 31, 2021, three of our customers accounted for 34 percent, 29 percent, and 10 percent of total accounts receivable. As of December 31, 2020, three of our customers accounted for 52 percent, 12 percent, and 9 percent of total accounts receivable.

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

During the year ended December 31, 2021, the Company conducted assessments of whether impairment indicators were present that indicate the carrying amount of its long-lived asset (group) might not be recoverable and determined that no such events or changes in circumstances were present.

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

Deep Down leases land, buildings, vehicles, and certain equipment under non-cancellable operating leases. The Company leases office, indoor manufacturing, warehouse, and operating space in Houston, Texas and leases storage space in Mobile, Alabama to house its 3,400 metric ton and 3,500 metric ton carousel systems.

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

Share-Based Compensation

We record share-based awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period. Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis. At December 31, 2021, the Company’s shared-based compensation was in the form of stock options. At December 31, 2020, the Company had two types of share-based compensation: stock options and restricted stock. See further discussion in Note 6.

Earnings or Loss per Common Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net earnings or loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net earnings or loss by the weighted-average number of common shares and dilutive common stock equivalents (stock options) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and warrants to purchase common stock were exercised for shares of common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 “Income Taxes (Topic 740).” Topic 740 is effective for fiscal years and interim periods beginning after December 15, 2020. This update simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intra-period tax allocation, the exception to the requirement to recognize a deferred tax liability for equity method investments, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary and the exception to the general methodology for calculating income taxes in an interim period. The adoption of ASU No. 2019-12 did not have a material impact on our financial statements and disclosures.

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

As of December 31, 2021 and 2020, the Company does not have any finance lease assets or liabilities, nor does the Company have any subleases.

The following tables present information about our operating leases:

	December 31, 2021	December 31, 2020
Assets:
Right-of-use assets	$1,861	$3,174

Liabilities:
Current lease liabilities	1,306	1,261
Non-current lease liabilities	588	1,951
Total lease liabilities	$1,894	$3,212

The components of our lease expense were as follows:

	Year Ended December 31,
	2021	2020
Operating lease expense included in Cost of sales	$1,259	$977
Operating lease expense included in SG&A	169	139
Short term lease expense	309	194
Total lease expense	$1,737	$1,310

	December 31, 2021	December 31, 2020
Weighted-average remaining lease terms on operating leases (yrs.)	1.43	2.43
Weighted-average discount rates on operating leases	5.374%	5.374%

For the year ended December 31, 2021, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Years ending December 31,	Operating Leases
2022	$1,371
2023	582
2024	8
2025	5
Total lease payments	$1,966
Less: Interest	(72)
Present value of lease liabilities	$1,894

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Year Ended December 31,
	2021	2020
Fixed Price Contracts	$6,867	$8,664
Service Contracts	10,366	4,313
Total	$17,233	$12,977

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed and paid on a monthly basis. Payment terms for services are usually 30 days from invoice receipt but have increased to 45 or 60 days depending on the customer.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. For the years ending 2021 and 2020, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	December 31, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$1,312	$2,098
Estimated earnings on uncompleted contracts	1,485	3,153
Gross costs and estimated earnings	2,797	5,251
Less: Billings to date on uncompleted contracts	(2,695)	(5,792)
Costs incurred plus estimated earning less billings on uncompleted contracts, net	$102	$(541)

Included in the accompanying consolidated balance sheets under the following captions:
Contract assets	$352	$189
Contract liabilities	(250)	(730)
	$102	$(541)

The contract asset and liability balances at December 31, 2021 and 2020 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	December 31, 2021	December 31, 2020	Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	899	906	2 - 5 years
Equipment	11,885	12,343	2 - 30 years
Furniture, computers and office equipment	429	907	2 - 8 years
Construction in progress	60	84	–
Total property, plant and equipment	13,558	14,525
Less: Accumulated depreciation and amortization	(11,831)	(11,921)
Property, plant and equipment, net	$1,727	$2,604

Depreciation expense included in cost of sales in the accompanying consolidated statements of operations was $663 and $830 for the years ended December 31, 2021 and 2020, respectively. Depreciation expense excluded from cost of sales in the accompanying consolidated statements of operations was $288 and $252 for the years ended December 31, 2021 and 2020, respectively.

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

	Year Ended December 31,
	2021	2020
Numerator:
Net income (loss)	$2,326	$(6,057)

Denominator:
Weighted average number of common shares outstanding:
Basic	12,389	12,495
Diluted	12,454	12,495

Earnings (loss) per common share outstanding:
Basic	$0.19	$(0.48)
Diluted	$0.19	$(0.48)

At December 31, 2021, there were outstanding options that were vested and exercisable into 150 shares of common stock; however, they have been excluded from the calculation of EPS because their exercise would be anti-dilutive. At December 31, 2020, there were outstanding options that were vested and exercisable into 300 shares of common stock; however, they have been excluded from the calculation of EPS because their exercise would be anti-dilutive.

NOTE 6: SHARE-BASED COMPENSATION

The following table summarizes the activity of our nonvested restricted shares for the years ended December 31, 2021 and 2020:

	Restricted Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2019	260	$0.72
Granted	–	–
Vested	(110)	0.82
Cancellations & Forfeitures	(150)	0.65
Nonvested at December 31, 2020	–	$–
Granted	–	–
Vested	–	–
Cancellations & Forfeitures	–	–
Nonvested at December 31, 2021	–	$–

The following table summarizes the activity of our nonvested stock options for the years ended December 31, 2021 and 2020:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019	225	$0.68	4.7
Granted	200	0.47
Vested	(225)	0.59
Outstanding at December 31, 2020	200	$0.57	4.1
Vested	(150)	0.51
Outstanding at December 31, 2021	50	$0.76	3.1
Exercisable at December 31, 2021	450	$0.59	3.9

For the years ended December 31, 2021 and 2020, we recognized a total of $48 and $117, respectively, of share-based compensation expense related to restricted stock awards and stock options, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested shares of restricted stock awards and stock options was $0 and $48 at December 31, 2021 and 2020, respectively. These costs are expected to be recognized as expense over a weighted-average period of 0.05 years.

NOTE 7: TREASURY STOCK

During the year ended December 31, 2020, the Company repurchased an aggregate of 743 shares of common stock at a total cost of $524. 495 shares were purchased under a repurchase program authorized by the Board of Directors on December 23, 2019 (the “2019 Repurchase Program”), and the remaining 248 shares were separately authorized by the Board. The 2019 Repurchase Program was exhausted at the conclusion of this transaction.

Additionally, the Company purchased 3 shares of common stock at an average price of approximately $0.43 per share totaling $1 in a privately negotiated transaction during the year ended December 31, 2020.

No shares of common stock were purchased during the year ended December 31, 2021.

On December 31, 2021, the Company had 3,517 shares of common stock held in treasury.

Treasury shares are accounted for using the cost method.

NOTE 8: INCOME TAXES

Income tax expense is comprised of the following:

	Year Ended December 31,
	2021	2020
Federal:
Current	$92	$–
Deferred	20	10
Total	$112	$10

State:
Current	$20	$13
Deferred	(20)	(10)
Total	$–	$3
Total income tax expense	$112	$13

Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory income tax rate to loss before income taxes for the reasons set forth below.

	Year Ended December 31,
	2021	2020
Income tax expense (benefit) at federal statutory rate	21.00%	(21.00)%
State tax (benefit) expense, net of federal benefit	(0.16)%	0.01%
Valuation allowance	(0.38)%	20.76%
Research and development credits	0.48%	0.21%
Other permanent differences	0.25%	0.24%
PPP loan forgiveness	(19.13)%	0.00%
Foreign withholding taxes	2.97%	0.00%
Other, net	(0.45)%	0.00%
Total effective rate	4.58%	0.21%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards. The tax effects of the temporary differences and carry forwards are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$5,191	$5,339
R&D and other credit carryforwards	638	650
Share-based compensation	784	774
Intangible amortization	1	6
Allowance for bad debt	115	18
Other	51	137
Total deferred tax assets	$6,780	$6,924
Less: valuation allowance	(6,628)	(6,637)
Net deferred tax assets	$152	$287
Deferred tax liabilities:
Depreciation on property and equipment	$(152)	$(287)
Total deferred tax liabilities	$(152)	$(287)

Net deferred tax position	$–	$–

We have $24,223 of federal and $1,380 of state net operating loss (“NOL”) carry forwards and $638 in research and development and other credits available to offset future taxable income. These federal and state NOLs will expire at various dates through 2034, except for federal NOLs generated in 2018 and subsequent years. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2021. Accordingly, we do not have any accruals for penalties or interest related to our tax returns. Should an examination or audit arise, we would evaluate the need for an accrual and record one, if necessary. Our federal tax returns from the tax years ended December 31, 2018 through December 31, 2020 are open to examination by the IRS.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Letters of Credit

Certain customers could require us to issue standby letters of credit in the normal course of business to ensure performance under terms of contracts or as a form of product warranty. The beneficiary of a letter of credit could demand payment from the issuing bank for the amount of the outstanding letter of credit. We had no outstanding letters of credit at December 31, 2021 or 2020.

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

On April 1, 2020, the Company eliminated the position of Chief Operating Officer (“COO”) and relieved the COO of his duties pursuant to the terms of his employment agreement. In addition to payment of accrued and unpaid salary, vacation time, and other benefits referred to above, the Company was required to pay the former COO one time his contractual annual base salary of $245, payable over 12 months. This amount is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the twelve months ended December 31, 2020.

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is involved in only one material legal proceeding as of December 31, 2021.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter claim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. On March 9, 2022, the parties convened for mediation but did not reach a resolution on this matter. At this point, it is not clear as to whether an unfavorable outcome is either probable or remote, and the Company is unable to determine the likelihood of an unfavorable outcome or the amount or range of potential loss if the outcome should be unfavorable.

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. During the second quarter of 2020, the parties finalized the terms of a definitive settlement agreement which is now final and binding. Per the terms of the settlement, the Company paid GE an aggregate of $750, on a monthly basis, through December 2021. The Company accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019. The remaining liability was $420 at December 31, 2020, and no liability remained at December 31, 2021.

NOTE 10: RELATED PARTY TRANSACTIONS

On August 15, 2019, Mr. Ronald E. Smith, the Company's Founder, resigned as Chief Executive Officer and as a member of the Board, effective as of August 31, 2019.

In connection with Mr. Smith's resignation, the Company entered into a Transition Agreement with him, effective as of September 1, 2019 (the “Transition Agreement”). The Transition Agreement provided for Mr. Smith to serve as an independent consultant to the Company from September 1, 2019 through December 31, 2021. The Company agreed to pay Mr. Smith $42 per month, from September 1, 2019 through December 31, 2019, and $15 per month, from January 1, 2020 through December 31, 2021, in exchange for his services.

In addition to the other payments provided for under the Transition Agreement, the Company also agreed to pay Mr. Smith 1.5% of the net sale or lease value of two carousels owned by Company, if such sale or lease occurred prior to December 31, 2021, and subject to certain other conditions. Such carousels were not sold prior to December 31, 2021, and $5 in commissions were paid during the year ended December 31, 2021.

As part of the Transition Agreement, Mr. Smith is bound by certain non-disclosure and confidentiality provisions, and a non-compete and non-hire agreement.

On January 5, 2022, the Company repurchased 234 shares of common stock from Mr. Smith at a total cost of $150, and on March 24, 2022, the Company repurchased 119 shares of common stock from Mr. Smith in exchange for several long-lived assets that were non-strategic to the core operations of the business. The price per share used for each transaction was market price, and the average price per share paid to Mr. Smith was $0.64.

NOTE 11: SMALL BUSINESS ADMINISTRATION’S PAYCHECK PROTECTION PROGRAM LOAN

The Company obtained a $1,111 loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program in April 2020 (“April 2020 PPP Loan”). The April 2020 PPP Loan was used to finance covered payroll expenses during the second and third quarters of 2020. The Company applied for forgiveness of the April 2020 PPP Loan in October 2020 and received forgiveness of $1,111 from the SBA on June 29, 2021. The amount of loan forgiveness, including accrued interest, is presented as a component of other income on the consolidated statement of operations for the year ended December 31, 2021.

The Company obtained a second $1,111 PPP loan in March 2021 (“March 2021 PPP Loan”). The March 2021 PPP Loan was used to finance covered payroll expenses during the first and second quarters of 2021. The Company applied for forgiveness of the March 2021 PPP Loan in August 2021 and received forgiveness of $1,111 from the SBA on September 10, 2021. The amount of loan forgiveness, including accrued interest, is presented as a component of other income on the consolidated statement of operations for the year ended December 31, 2021.

NOTE 12: Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. Since there are no generally accepted accounting principles for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. The Company accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, “Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS).”

Under an IAS 20 analogy, a business entity would recognize the employee retention credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (i.e., tax credit) is intended to compensate when there is reasonable assurance (i.e., it is probable) that the entity will comply with any conditions attached to the grant and the grant (i.e., tax credit) will be received.

The Company recognized a $650 employee retention credit as other income on its consolidated statement of operations for the year ended December 31, 2021, and the Company recorded a $650 other receivable balance on its consolidated balance sheet as of December 31, 2021. The Company filed for refunds of the employee retention credits and as of the date of this Annual Report on Form 10-K, has not received any refunds.

NOTE 13: SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

On February 22, 2022, Deep Down, Inc., a Nevada corporation. (the "Company”), entered into an Agreement and Plan of Merger (the "Merger Agreement”) providing for the merger of the Company with the Company’s wholly-owned subsidiary, Koil Energy Solutions, Inc. (the "Merger Sub” and, the transaction, the "Merger”). As permitted by Chapter 92A.180 of Nevada Revised Statutes, the purpose of the Merger is to effect a change of the Company’s name from Deep Down, Inc., to Koil Energy Solutions, Inc. (the "Name Change”).

On February 25, 2022, in connection with the foregoing, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority ("FINRA”), requesting confirmation of the Name Change. On February 28, 2022, in connection with the foregoing, the Company filed an Issuer Company-Related Action Notification Form with FINRA, requesting a change of the Company’s ticker symbol (the "Symbol Change”). Subject to approval by FINRA, the Name Change and Symbol Change will not affect the rights of the Company’s security holders. The Company’s securities will continue to be quoted on the OTC Markets. Following the Name Change, the stock certificates, which reflect the name of the Company prior to the Merger, will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

