Form 10-Q
period 2022-03-31
Deep Down, Inc.
filed 2022-05-10
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At May 10, 2022, there were 12,035,261 shares outstanding of Common Stock, par value $0.001 per share.

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

i

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2021, other periodic and current reports we have filed with the SEC, or this Report.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$2,702	$3,676
Accounts receivable, net	6,302	5,929
Employee retention tax credit receivable	650	650
Inventory	252	254
Contract assets	–	352
Prepaid expenses and other current assets	101	103
Total current assets	10,007	10,964
Property, plant and equipment, net	1,867	1,727
Intangibles, net	45	38
Right-of-use operating lease assets	1,538	1,861
Other assets	131	136
Total assets	$13,588	$14,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,005	$2,310
Contract liabilities	177	250
Current lease liabilities	1,314	1,306
Total current liabilities	3,496	3,866

Operating lease liability, long-term	253	588
Total liabilities	3,749	4,454

Commitments and contingencies (Note 8)	–	–

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 15,906,010 issued at March 31, 2022 and December 31, 2021	16	16
Additional paid-in capital	73,743	73,686
Treasury stock, 3,870,749 shares at March 31, 2022 and 3,517,145 shares at December 31, 2021, at cost	(3,035)	(2,809)
Accumulated deficit	(60,885)	(60,621)
Total stockholders' equity	9,839	10,272
Total liabilities and stockholders' equity	$13,588	$14,726

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share amounts)

Revenues	$3,601	$3,922
Cost of sales:
Cost of sales	2,051	2,011
Depreciation expense	136	183
Total cost of sales	2,187	2,194
Gross profit	1,414	1,728
Operating expenses:
Selling, general and administrative	1,666	1,535
Depreciation and amortization	60	77
Total operating expenses	1,726	1,612
Operating income (loss)	(312)	116
Other (income) expense:
Interest expense, net	3	13
Other income, net	(2)	–
Gain on sale of property, plant and equipment	(54)	(49)
Total other (income) expense	(53)	(36)
Income (loss) before income tax expense	(259)	152
Income tax expense	5	4
Net income (loss)	$(264)	$148

Net income (loss) per share:
Basic	$(0.02)	$0.01
Fully diluted	$(0.02)	$0.01

Weighted-average shares outstanding:
Basic	12,157	12,389
Fully diluted	12,217	12,432

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2020	15,906	$16	$73,638	$(2,809)	$(62,947)	$7,898

Net income	–	–	–	–	148	148
Share-based compensation	–	–	20	–	–	20

Balance at March 31, 2021	15,906	$16	$73,658	$(2,809)	$(62,799)	$8,066

Balance at December 31, 2021	15,906	$16	$73,686	$(2,809)	$(60,621)	10,272

Net loss	–	–	–	–	(264)	(264)
Treasury shares purchased	–	–	–	(226)	–	(226)
Share-based compensation	–	–	57	–	–	57

Balance at March 31, 2022	15,906	$16	$73,743	$(3,035)	$(60,885)	$9,839

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(264)	$148
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	57	20
Depreciation and amortization	196	260
Gain on sale of property, plant and equipment	(54)	(49)
Bad debt expense	(472)	–
Non-cash lease (benefit) expense	(3)	2
Changes in operating assets and liabilities:
Accounts receivable, net	97	(567)
Contract assets	352	(25)
Inventories	2	–
Prepaid expenses and other current assets	–	52
Other assets, net	(10)	(124)
Accounts payable and accrued expenses	(305)	127
Contract liabilities	(73)	(40)
Net cash used in operating activities	(477)	(196)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1	50
Purchases of property, plant and equipment	(351)	(60)
Payments received on note receivable	3	4
Net cash used in investing activities	(347)	(6)

Cash flows from financing activities:
Proceeds from PPP loan	–	1,111
Repurchase of common shares	(150)	–
Net cash provided by (used in) financing activities	(150)	1,111
Change in cash	(974)	909
Cash, beginning of period	3,676	3,745
Cash, end of period	$2,702	$4,654

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock received in exchange for property, plant and equipment	$76	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

Basis of Presentation

Unless otherwise indicated, the terms “Deep Down, Inc.”, “Deep Down”, “Company”, “we”, “our” and “us” are used in this Report to refer to Deep Down, Inc., a Nevada corporation (“Deep Down Nevada”), and its directly wholly owned subsidiary, Deep Down, Inc., a Delaware corporation (“Deep Down Delaware”). The accompanying unaudited condensed consolidated financial statements of Deep Down, Inc. were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain notes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Organization

On February 22, 2022, Deep Down Nevada entered into an Agreement and Plan of Merger (the "Merger Agreement”) providing for the merger of the Company with the Company’s wholly-owned subsidiary, Koil Energy Solutions, Inc. (the “Merger Sub” and, the transaction, the “Merger”). As permitted by Chapter 92A.180 of Nevada Revised Statutes, the purpose of the Merger is to effect a change of the Company’s name from Deep Down, Inc., to Koil Energy Solutions, Inc. (the “Name Change”).

On February 25, 2022, in connection with the foregoing, Deep Down Nevada filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”), requesting confirmation of the Name Change. On February 28, 2022, in connection with the foregoing, the Company filed an Issuer Company-Related Action Notification Form with FINRA, requesting a change of the Company’s ticker symbol (the “Symbol Change”). Subject to approval by FINRA, the Name Change and Symbol Change will not affect the rights of the Company’s security holders. The Company’s securities will continue to be quoted on the OTC Markets. Following the Name Change, the stock certificates, which reflect the name of the Company prior to the Merger, will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

Liquidity

The Company’s cash on hand was $2,702 and working capital was $6,511 as of March 31, 2022. As of December 31, 2021, cash on hand and working capital was $3,676 and $7,098, respectively. The Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, potential sales of PP&E, disciplined capital investments, and securing a credit facility. Given the volatility in oil prices and the impact on global economic activity caused by the COVID-19 pandemic, as well as recent increases in raw materials costs and ongoing supply chain constraints, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will continue to practice opportunistic cost containment initiatives, which can include workforce alignment and limiting overhead spending and research and development efforts to only critical items.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly owned subsidiary for the three months ended March 31, 2022 and 2021. All intercompany transactions and balances have been eliminated.

Segments

For the three months ended March 31, 2022 and 2021, the Company’s operations were organized as one reportable segment.

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

As of March 31, 2022, we do not have any finance lease assets or liabilities, nor do we have any subleases.

The following tables present information about our operating leases:

	March 31, 2022	December 31, 2021
Assets:
Right-of-use assets	$1,538	$1,861

Liabilities:
Current lease liabilities	1,314	1,306
Non-current lease liabilities	253	588
Total lease liabilities	$1,567	$1,894

The components of our lease expense were as follows:

	Three Months Ended
	March 31,
	2022	2021
Operating lease expense included in cost of sales	$313	$317
Operating lease expense included in selling, general and administrative	34	73
Short term lease expense	91	45
Total lease expense	$438	$435

Lease term and discount rate:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease terms on operating leases (yrs.)	1.24	1.43
Weighted-average discount rates on operating leases	5.374%	5.374%

During the three months ended March 31, 2022, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Operating Leases
April 1, 2022 - March 31, 2023	$1,361
April 1, 2023 - March 31, 2024	245
April 1, 2024 - March 31, 2025	8
April 1, 2025 - March 31, 2026	1
Total lease payments	$1,614
Less: Interest	(48)
Present value of lease liabilities	$1,567

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2022	2021
Fixed Price Contracts	$1,684	$1,294
Service Contracts	1,917	2,628
Total	$3,601	$3,922

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed and paid on a monthly basis. Payment terms for services are usually 30 days from invoice receipt but can increase to 45 or 60 days depending on the customer.

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

	March 31, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$96	$1,312
Estimated earnings on uncompleted contracts	86	1,485
Gross costs and estimated earnings	182	2,797
Less: Billings to date on uncompleted contracts	(359)	(2,695)
Costs incurred plus estimated earning less billings on uncompleted contracts, net	$(177)	$102

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$–	$352
Contract liabilities	(177)	(250)
Costs incurred plus estimated earning less billings on uncompleted contract	$(177)	$102

The contract asset and liability balances at March 31, 2022 and December 31, 2021 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	March 31, 2022	December 31, 2021	Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	899	899	2 - 5 years
Equipment	10,855	11,885	2 - 30 years
Furniture, computers and office equipment	391	429	2 - 8 years
Construction in progress	265	60	-

Total property, plant and equipment	12,695	13,558
Less: Accumulated depreciation and amortization	(10,828)	(11,831)
Property, plant and equipment, net	$1,867	$1,727

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited consolidated balance sheets. During the three months ended March 31, 2022 and 2021, the Company recognized a total of $57 and $20 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested shares of restricted stock and stock options was $15 and $0 at March 31, 2022 and December 31, 2021, respectively. These costs are expected to be recognized as expenses over a weighted-average period of 0.17 years.

NOTE 6:	TREASURY STOCK

No shares of common stock were purchased during the three months ended March 31, 2021. During the three months ended March 31, 2022, 354 shares of common stock were purchased for an aggregate amount of $226 in a privately negotiated transaction. Treasury shares are accounted for using the cost method. See further discussion in Note 10.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At March 31, 2022 and December 31, 2021, management has recorded a full deferred tax asset valuation allowance.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Employment Agreement

Our Chief Executive Officer is employed under an employment agreement containing severance provisions. In the event of termination of the CEO’s employment for any reason, the CEO will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the CEO is entitled or vested under the terms of all employee benefit and compensation plans, agreements, and arrangements in which the CEO participates as of the date of termination.

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

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. During the second quarter of 2020, the parties finalized the terms of a definitive settlement agreement which is now final and binding. Per the terms of the settlement, the Company paid GE an aggregate of $750, on a monthly basis, through December 2021. The Company accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019. The remaining liability was $270 at March 31, 2021, and no liability remained at March 31, 2022.

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

	Three Months Ended March 31,
	2022	2021
Weighted average common shares outstanding - basic	12,157	12,389
Dilutive effect of common stock equivalents	60	44
Weighted average common shares outstanding - diluted	12,217	12,433

NOTE 10:	RELATED PARTY TRANSACTIONS

On August 15, 2019, Mr. Ronald E. Smith, the Company's Founder, resigned as Chief Executive Officer and as a member of the Board, effective as of August 31, 2019.

In connection with Mr. Smith's resignation, the Company entered into a Transition Agreement with him, effective as of September 1, 2019 (the “Transition Agreement”). The Transition Agreement provided for Mr. Smith to serve as an independent consultant to the Company from September 1, 2019 through December 31, 2021. The Company agreed to pay Mr. Smith $42 per month, from September 1, 2019 through December 31, 2019, and $15 per month, from January 1, 2020 through December 31, 2021, in exchange for his services. The Company recorded consulting expenses related to the Transition Agreement totaling $45 for the three months ended March 31, 2021.

In addition to the other payments provided for under the Transition Agreement, the Company also agreed to pay Mr. Smith 1.5% of the net sale or lease value of two carousels owned by Company, if such sale or lease occurs prior to December 31, 2021, and subject to certain other conditions. Such carousels were not sold prior to December 31, 2021. A commission in the amount of $4 was paid to Mr. Smith during the three months ended March 31, 2022 and was related to the lease of one of the carousels during the quarter ending December 31, 2021. No commissions were paid during the three months ended March 31, 2021.

On January 5, 2022, the Company repurchased 235 shares of common stock from Mr. Smith at a total cost of $150, and on March 24, 2022, the Company repurchased 119 shares of common stock from Mr. Smith in exchange for several long-lived assets that were non-strategic to the core operations of the business. The price per share used for each transaction was market price, and the average price per share paid to Mr. Smith was $0.64.

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

The Company recognized a $650 employee retention credit as other income on its consolidated statement of operations for the year ended December 31, 2021, and the Company has a $650 employee retention tax credit receivable balance recorded on its consolidated balance sheet as of March 31, 2022. The Company filed for refunds of the employee retention credits and as of the date of this Quarterly Report on Form 10-Q, has not received any refunds.

NOTE 12:          SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

On May 9, 2022, the Company and Aker finalized the terms of a definitive settlement agreement with a mutual dismissal with prejudice of all claims by and between them. The Company subsequently reversed a liability accrual of $100 and no liability remained as of May 9, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except per share amounts)

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of Deep Down’s results of operations and financial condition. This information should be read in conjunction with the Company’s audited historical consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and which is available on the SEC’s website, and the Company’s unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

General

Deep Down is an energy services company that provides equipment and support services to the world’s energy and offshore industries. Deep Down offers innovative solutions to complex customer challenges presented between the production facility and the energy source. Deep Down's core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Deep Down's highly experienced team can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world.

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

Deep Down’s first quarter results reflect the ongoing challenges that face the offshore industry. Inflation, certain geopolitical events, and the lingering effects of the pandemic continue to weigh on our customers’ abilities to commit to long-term deepwater projects. While these factors are systemic, we remain focused on the levers within our control as we work to grow the business.

To further enhance our growth prospects, we recently made two significant announcements: a relocation of the business and a rebranding of the company.

The relocation of our headquarters remains on track with an expectation of taking possession of the newly leased premises in May 2022, followed by a 90-day build-out period. We expect to complete this relocation in the third quarter of 2022. Despite this timeline, we have already received positive feedback from our customers regarding the move, and we are actively engaged in detailed discussions regarding the utilization of the facility’s segmentation capabilities.

Rebranding the company from Deep Down, Inc. to Koil Energy Solutions, Inc. was the next step in promoting our core competencies to expand our product and service offerings into new markets. While we are still awaiting approval from the Financial Industry Regulatory Authority (FINRA) for our name and ticker symbol change, we have moved forward with this change operationally and are currently working with our customers under the new brand.

As we look towards the future, our growth efforts will revolve around three pillars: (i) Systems, (ii) Technology and (iii) Partnerships. These three pillars will be energy source agnostic.

Systems primarily relates to our legacy offerings in the oil and gas segment but represents the shift in our approach to becoming a provider of integrated systems instead of just providing the individual components. We have previously realized success with this strategy and have identified some opportunities to pursue on a systematic basis.

Technology entails the development of new equipment and associated services that straddle both traditional oil and gas as well as renewable energy sources. Our product development team is already hard at work and, in just a short amount of time, has already identified a potentially patentable offering. This pillar will also include our ongoing efforts to further enhance the environmental friendliness of our equipment.

Partnerships involve the collaboration with like-minded organizations where we will be able to leverage our core competencies to jointly capitalize on future opportunities. This will likely be a longer-term strategy and could take the form in a variety of ways, such as project specific consortia, strategic alliances, or operational joint ventures.

We will provide further details in due course as we work with our team to accomplish our vision of having the most experienced, professional and dependable team, who seek to develop the most innovative solutions, including the most efficient and reliable equipment, with the ultimate goal of providing best-in-class returns for our shareholders.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Revenues	$3,601	$3,922	$(321)	(8)%

The 8 percent decrease in revenues was primarily the result of a higher mix of short duration projects utilizing our support services and rental solutions.

Cost of Sales

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Cost of sales	$2,187	$2,194	$(7)	0%
Gross profit	$1,414	$1,728	$(314)	(18)%
Gross profit %	39%	44%	–	(5)%

The decrease in gross profit was due to lower revenues from short duration project activity for the three months ended March 31, 2022. The decrease in gross profit percentage is driven by increases in labor and lower margin passthrough service costs.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $136 and $183 for the three months ended March 31, 2022 and 2021, respectively.  The comparative decrease in depreciation was primarily due to sale of several long-lived assets that were non-strategic to the core operations of the business.

Selling, general and administrative expenses

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Selling, general & administrative	$1,666	$1,535	$131	9%
Selling, general & administrative as a % of revenue	46%	39%	–	7%

The increase in selling, general and administrative (“SG&A”) was primarily due to increased advertising and marketing expenses related to the Company’s recent rebranding efforts.

Interest expense, net

Net interest expense for the three months ended March 31, 2022 was $3 compared to net interest expense of $13 for the three months ended March 31, 2021. The decrease of $10 is related to the forgiveness of the Company’s PPP loan balances in 2021.

Gain on sale of assets

During the three months ended March 31, 2022, gain on sales of assets was approximately $54 and primarily related to equipment sold by the Company in exchange for common shares of the Company. During the three months ended March 31, 2021, gain on sales of assets was approximately $49 and related to equipment sold by the Company.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$(264)	$148

Add: Interest expense, net	3	13
Add: Income tax expense	5	4
Add: Depreciation and amortization	196	260
Add: Share-based compensation	57	20
Deduct: Gain on sale of asset	(54)	(49)

Modified EBITDA (loss)	$(57)	$396

The $453 decrease in Modified EBITDA was due primarily to the decrease in revenues and increase in SG&A during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, working capital of $6,511 as of March 31, 2022, potential sales of PP&E, disciplined capital investments, and securing a credit facility. Given the volatility in oil prices and the impact on global economic activity caused by the COVID-19 pandemic, as well as recent increases in raw materials costs and ongoing supply chain constraints, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will continue to practice opportunistic cost containment initiatives, which can include workforce alignment and limiting overhead spending and research and development efforts to only critical items.

During the three months ended March 31, 2022, the Company used $477 of net cash in operating activities primarily driven by a decrease in accounts payable and other components of working capital. The Company used $347 of net cash in investing activities, primarily to fund capital expenditures. The Company also used $150 of net cash in financing activities for the repurchase of common stock, which resulted in a $974 decrease in cash for the period.

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

Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies and estimates.

Allowance for Doubtful Accounts

The Company provides an allowance on trade receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At March 31, 2022 and December 31, 2021, the Company estimated the allowance for doubtful accounts requirement to be $53 and $525, respectively. The Company recorded a credit to bad debt expense totaling $78 during the quarter ended March 31, 2022 due to payments received on certain previously reserved balances, and there were no charges to bad debt expense during the quarter ended March 31, 2021.

Recently Issued Accounting Standards

Refer to Note 1 in Part II. Item 8. “Financial Statements and Supplemental Data,” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of recently issued accounting standards.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the three months March 31, 2022.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is involved in only one material legal proceeding as of the date of this Report.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter claim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. On March 9, 2022, the parties convened for mediation but did not reach a resolution on this matter. On May 9, 2022, the parties finalized the terms of a definitive settlement agreement with a mutual dismissal with prejudice of all claims by and between them.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes information about our purchases of common stock, based on trade date, during the quarter ended March 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 - January 31	235	$0.64	–	$–
February 1 - February 28	–	–	–	–
March 1 - March 31	119	0.64	–	–
Total for the three months ended March 31, 2022	354	$0.64	–	$–

On January 5, 2022, the Company repurchased 235 shares of common stock from Ronald E. Smith, our founder and former Chief Executive Officer, at a total cost of $150, and on March 24, 2022, the Company repurchased 119 shares of common stock from Mr. Smith in exchange for several long-lived assets that were non-strategic to the core operations of the business. The price per share used for each transaction was market price, and the average price per share paid to Mr. Smith was $0.64.

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

Date: May 10, 2022
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

