Form 10-Q
period 2022-06-30
Deep Down, Inc.
filed 2022-08-08
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-30351

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

At August 8, 2022, there were 11,888,202 shares outstanding of Common Stock, par value $0.001 per share.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$3,439	$3,676
Accounts receivable, net	4,716	5,929
Employee retention tax credit receivable	650	650
Inventory	267	254
Contract assets	7	352
Prepaid expenses and other current assets	250	103
Total current assets	9,329	10,964
Property, plant and equipment, net	2,267	1,727
Intangibles, net	43	38
Right-of-use operating lease assets	1,217	1,861
Other assets	148	136
Total assets	$13,004	$14,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,725	$2,310
Contract liabilities	106	250
Current lease liabilities	1,222	1,306
Total current liabilities	3,053	3,866

Operating lease liability, long-term	21	588
Total liabilities	3,074	4,454

Commitments and contingencies (Note 8)	–	–

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 15,906,010 issued at June 30, 2022 and December 31, 2021	16	16
Additional paid-in capital	73,757	73,686
Treasury stock, 4,017,808 shares at June 30, 2022 and 3,517,145 shares at December 31, 2021, at cost	(3,135)	(2,809)
Accumulated deficit	(60,708)	(60,621)
Total stockholders' equity	9,930	10,272
Total liabilities and stockholders' equity	$13,004	$14,726

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Revenues	$3,499	$4,528	$7,100	$8,450
Cost of sales:
Cost of sales	1,901	2,938	3,951	4,949
Depreciation expense	117	184	253	367
Total cost of sales	2,018	3,122	4,204	5,316
Gross profit	1,481	1,406	2,896	3,134
Operating expenses:
Selling, general and administrative	1,419	1,752	3,087	3,287
Depreciation and amortization	56	78	116	155
Total operating expenses	1,475	1,830	3,203	3,442
Operating income (loss)	6	(424)	(307)	(308)
Other (income) expense:
Interest expense, net	3	8	5	21
Other income, net	(50)	(1,156)	(52)	(1,156)
Gain on sale of property, plant and equipment	(134)	(6)	(188)	(55)
Total other (income) expense	(181)	(1,154)	(235)	(1,190)
Income (loss) before income taxes	187	730	(72)	882
Income tax expense	10	6	15	10
Net income (loss)	$177	$724	$(87)	$872
Net income (loss) per share:
Basic	$0.01	$0.06	$(0.01)	$0.07
Fully diluted	$0.01	$0.06	$(0.01)	$0.07
Weighted-average shares outstanding:
Basic	11,992	12,389	12,074	12,389
Fully diluted	12,057	12,444	12,136	12,438

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2020	15,906	$16	$73,638	$(2,809)	$(62,947)	$7,898

Net income	–	–	–	–	148	148
Share-based compensation	–	–	20	–	–	20
Balance at March 31, 2021	15,906	$16	$73,658	$(2,809)	$(62,799)	$8,066

Net income	–	–	–	–	724	724
Share-based compensation	–	–	17	–	–	17
Balance at June 30, 2021	15,906	$16	$73,675	$(2,809)	$(62,075)	$8,807

Balance at December 31, 2021	15,906	$16	$73,686	$(2,809)	$(60,621)	$10,272

Net loss	–	–	–	–	(264)	(264)
Treasury shares purchased	–	–	–	(226)	–	(226)
Share-based compensation	–	–	57	–	–	57
Balance at March 31, 2022	15,906	$16	$73,743	$(3,035)	$(60,885)	$9,839

Net income	–	–	–	–	177	177
Treasury shares purchased	–	–	–	(100)	–	(100)
Share-based compensation	–	–	14	–	–	14
Balance at June 30, 2022	15,906	$16	$73,757	$(3,135)	$(60,708)	$9,930

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(87)	$872
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	71	37
Depreciation and amortization	369	522
Gain on sale of property, plant and equipment	(188)	(55)
Bad debt expense (recovery)	(133)	534
Non-cash lease (benefit) expense	(8)	3
Forgiveness of PPP loan	–	(1,111)
Changes in operating assets and liabilities:
Accounts receivable, net	1,346	(337)
Contract assets	345	(313)
Inventories	(13)	(30)
Prepaid expenses and other current assets	(147)	44
Other assets, net	(46)	(52)
Accounts payable and accrued expenses	(585)	(200)
Contract liabilities	(144)	(557)
Net cash provided by (used in) operating activities	780	(643)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	184	56
Purchases of property, plant and equipment	(955)	(202)
Payments received on note receivable	4	6
Net cash used in investing activities	(767)	(140)

Cash flows from financing activities:
Proceeds from PPP loan	–	1,111
Repurchase of common shares	(250)	–
Net cash provided by (used in) financing activities	(250)	1,111
Change in cash	(237)	328
Cash, beginning of period	3,676	3,745
Cash, end of period	$3,439	$4,073

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock received in exchange for property, plant and equipment	$76	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Organization

Deep Down is an energy services company that provides equipment and support services to the world’s energy and offshore industries. Deep Down offers innovative solutions to complex customer challenges presented between the production facility and the energy source. Deep Down's core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Deep Down's highly experienced professionals can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world.

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

Liquidity

The Company’s cash on hand was $3,439 and working capital was $6,276 as of June 30, 2022. As of December 31, 2021, cash on hand and working capital was $3,676 and $7,098, respectively. The Company depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. Given the volatility in oil prices and the impact on global economic activity caused by the COVID-19 pandemic, as well as recent increases in raw materials costs and ongoing supply chain constraints, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will continue to exercise discipline when making capital investments and practice opportunistic cost containment initiatives, which can include workforce alignment and limiting overhead spending and research and development efforts to only critical items.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly owned subsidiary for the three and six months ended June 30, 2022 and 2021. All intercompany transactions and balances have been eliminated.

Segments

For the three and six months ended June 30, 2022 and 2021, the Company’s operations were organized as one reportable segment.

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

As of June 30, 2022, we do not have any finance lease assets or liabilities, nor do we have any subleases.

The following tables present information about our operating leases:

	June 30, 2022	December 31, 2021
Assets:
Right-of-use assets	$1,217	$1,861

Liabilities:
Current lease liabilities	1,222	1,306
Non-current lease liabilities	21	588
Total lease liabilities	$1,243	$1,894

The components of our lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease expense included in:
Cost of sales	$311	$316	$624	$633
Selling, general and administrative expenses	24	35	58	108
Short term lease expense	129	68	220	113
Total lease expense	$464	$419	$902	$854

Lease term and discount rate:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease terms on operating leases (yrs.)	0.95	1.43
Weighted-average discount rates on operating leases	5.374%	5.374%

During the three months ended June 30, 2022, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Operating Leases
July 1, 2022 - June 30, 2023	$1,251
July 1, 2023 - June 30, 2024	14
July 1, 2024 - June 30, 2025	7
Total lease payments	$1,272
Less: Interest	(29)
Present value of lease liabilities	$1,243

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	June 30,
	2022	2021
Fixed Price Contracts	$745	$2,011
Service Contracts	2,754	2,517
Total	$3,499	$4,528

	Six Months Ended
	June 30,
	2022	2021
Fixed Price Contracts	$2,429	$3,305
Service Contracts	4,671	5,145
Total	$7,100	$8,450

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed on a monthly basis. Payment terms for services are usually 30 days from invoice receipt but can increase to 45 or 60 days depending on the customer.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At June 30, 2022 and December 31, 2021, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	June 30, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$40	$1,312
Estimated earnings on uncompleted contracts	14	1,485
Gross costs and estimated earnings	54	2,797
Less: Billings to date on uncompleted contracts	(153)	(2,695)
Costs incurred plus estimated earning less billings on uncompleted contracts, net	$(99)	$102

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$7	$352
Contract liabilities	(106)	(250)
Costs incurred plus estimated earning less billings on uncompleted contract	$(99)	$102

The contract asset and liability balances at June 30, 2022 and December 31, 2021 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	June 30, 2022	December 31, 2021	Asset Lives
Buildings and improvements	$285	$285	7 - 36 years
Leasehold improvements	899	899	2 - 5 years
Equipment	10,205	11,885	2 - 30 years
Furniture, computers and office equipment	386	429	2 - 8 years
Construction in progress	759	60	–

Total property, plant and equipment	12,534	13,558
Less: Accumulated depreciation and amortization	(10,267)	(11,831)
Property, plant and equipment, net	$2,267	$1,727

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited consolidated balance sheets. During the three and six months ended June 30, 2022, the Company recognized a total of $14 and $71 of share-based compensation expense, respectively. During the three and six months ended June 30, 2021, the Company recognized a total of $17 and $37 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested shares of restricted stock and stock options was zero at June 30, 2022.

NOTE 6:	TREASURY STOCK

No shares of common stock were purchased during the three and six months ended June 30, 2021. During the three months ended June 30, 2022, 147 shares of common stock were purchased for an aggregate amount of $100 in a privately negotiated transaction. During the six months ended June 30, 2022, 501 shares of common stock were purchased for an aggregate amount of $326 in a privately negotiated transaction. Treasury shares are accounted for using the cost method. See further discussion in Note 10.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At June 30, 2022 and December 31, 2021, management has recorded a full deferred tax asset valuation allowance.

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

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is not involved in any material legal proceedings as of the date of this Report.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter claim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. The parties convened for mediation on March 9, 2022, and on May 9, 2022, the Company and Aker finalized the terms of a definitive settlement agreement with a mutual dismissal with prejudice of all claims by and between them. The Company subsequently reversed a liability accrual of $100, and no liability remained as of June 30, 2022.

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. During the second quarter of 2020, the parties finalized the terms of a definitive settlement agreement which is now final and binding. Per the terms of the settlement, the Company paid GE an aggregate of $750, on a monthly basis, through December 2021. The Company accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019. The remaining liability was $180 at June 30, 2021, and no liability remained at June 30, 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding - basic	11,992	12,389	12,074	12,389
Dilutive effect of common stock equivalents	65	55	62	49
Weighted average common shares outstanding - diluted	12,057	12,444	12,136	12,438

NOTE 10:	RELATED PARTY TRANSACTIONS

On August 15, 2019, Mr. Ronald E. Smith, the Company's Founder, resigned as Chief Executive Officer and as a member of the Board, effective as of August 31, 2019.

In connection with Mr. Smith's resignation, the Company entered into a Transition Agreement with him, effective as of September 1, 2019 (the “Transition Agreement”). The Transition Agreement provided for Mr. Smith to serve as an independent consultant to the Company from September 1, 2019 through December 31, 2021. The Company agreed to pay Mr. Smith $42 per month, from September 1, 2019 through December 31, 2019, and $15 per month, from January 1, 2020 through December 31, 2021, in exchange for his services. The Company recorded consulting expenses related to the Transition Agreement totaling $45 and $90 for the three and six months ended June 31, 2021, respectively.

In addition to the other payments provided for under the Transition Agreement, the Company also agreed to pay Mr. Smith 1.5% of the net sale or lease value of two carousels owned by Company, if such sale or lease occurred prior to December 31, 2021, and subject to certain other conditions. Such carousels were not sold prior to December 31, 2021. No commissions were paid during the three months ended June 30, 2022, and a commission in the amount of $4 was paid to Mr. Smith during the six months ended June 30, 2022 and was related to the lease of one of the carousels during the quarter ending December 31, 2021. No commissions were paid during the three or six months ended June 30, 2021.

On January 5, 2022, the Company repurchased 235 shares of common stock from Mr. Smith at a total cost of $150. On March 24, 2022, the Company repurchased 119 shares of common stock from Mr. Smith in exchange for several long-lived assets that were non-strategic to the core operations of the business. On June 3, 2022, the Company repurchased 147 shares of common stock from Mr. Smith at a total cost of $100. The price per share used for each transaction was market price, and the average price per share paid to Mr. Smith was $0.65.

NOTE 11:          EMPLOYEE RETENTION CREDIT

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. Since there are no generally accepted accounting principles for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. The Company accounted for the employee retention credit by analogy to International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS).”

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

The Company recognized a $650 employee retention credit as other income on its consolidated statement of operations for the year ended December 31, 2021, and the Company has a $650 employee retention tax credit receivable balance recorded on its consolidated balance sheet as of June 30, 2022. The Company filed for refunds of the employee retention credits and as of the date of this Quarterly Report on Form 10-Q, has not received any refunds.

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

General

Deep Down is an energy services company that provides equipment and support services to the world’s energy and offshore industries. Deep Down offers innovative solutions to complex customer challenges presented between the production facility and the energy source. Deep Down's core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Deep Down's highly experienced professionals can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world.

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

Deep Down’s second quarter results reflect the ongoing challenges that face the offshore industry. Our revenues continue to be impacted by reduced global demand and delays in customer drilling schedules. Inflation, certain geopolitical events, and the lingering effects of the pandemic continue to weigh on our customers’ abilities to commit to long-term deepwater projects. While these factors are systemic, we remain focused on the levers within our control as we work to grow the business.

To further enhance our growth prospects, we made two significant announcements this year: a relocation of the business and a rebranding of the company.

We now have full possession of our newly leased premises and are currently progressing with relocating equipment and inventory to our new headquarters. We expect to complete this relocation in the third quarter of 2022. Despite this timeline, we have already received positive feedback from our customers regarding the move as evidenced by the receipt of our first purchase order to provide hydrogen energy services. This order will initially focus on storage, management and enhancement of customer furnished materials utilizing Deep Down's alloy welding and other fabrication capabilities. Following validation of these early-stage activities, future phases could lead to systems integration activities potentially including the commissioning of systems being developed for the retail consumer market.

Rebranding the company from Deep Down, Inc. to Koil Energy Solutions, Inc. was the next step in promoting our core competencies to expand our product and service offerings into new markets. We are still awaiting approval from the Financial Industry Regulatory Authority (FINRA) for our name and ticker symbol change, but we have moved forward with this change operationally and are currently working with our customers under the new brand.

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

Partnerships involve the collaboration with like-minded organizations where we will seek to leverage our core competencies to jointly capitalize on future opportunities. This will likely be a longer-term strategy and could develop in a variety of ways, such as project specific consortia, strategic alliances, or operational joint ventures.

We will continue to provide additional details in due course as we work with our team to accomplish our vision of having the most experienced, professional and dependable team, who seek to develop the most innovative solutions, including the most efficient and reliable equipment, with the ultimate goal of providing best-in-class returns for our stockholders.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Revenues	$3,499	$4,528	$(1,029)	(23)%

The 23 percent decrease in revenues was primarily driven by a decline in product oriented, fixed price contracts offset by an increase in short duration projects utilizing our support services and rental solutions.

Cost of Sales

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Cost of sales	$2,018	$3,122	$(1,104)	(35)%
Gross profit	$1,481	$1,406	$75	5%
Gross profit %	42%	31%	–	11%

The increase in gross profit and gross profit as a percentage of sales was due to incurring less materials costs and decreases in lower margin passthrough service costs for the three months ended June 30, 2022.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $117 and $184 for the three months ended June 30, 2022 and 2021, respectively.  The comparative decrease in depreciation was primarily due to sale of several long-lived assets that were non-strategic to the core operations of the business.

Selling, general and administrative expenses

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Selling, general & administrative	$1,419	$1,752	$(333)	(19)%
Selling, general & administrative as a % of revenue	41%	39%	–	2%

The decrease in selling, general and administrative expenses (“SG&A”) was primarily due to recording a $534 reserve for doubtful accounts receivable related to prolonged customer payment terms and uncertainty around certain customers’ liquidity for the three months ended June 30, 2021.

Interest expense, net

Net interest expense for the three months ended June 30, 2022 was $3 compared to net interest expense of $8 for the three months ended June 30, 2021. The decrease of $5 is related to the forgiveness of the Company’s PPP loan balances in 2021.

Gain on sale of assets

Gain on sales of assets was approximately $134 and $6 during the three months ended June 30, 2022 and June 30, 2021, respectively, and primarily related to equipment sold by the Company.

Modified EBITDA

Deep Down management evaluates Company performance based on a non-US GAAP measure which consists of earnings (net income or loss) available to common stockholders before net interest income, income taxes, depreciation and amortization, non-cash share-based compensation expense, non-cash gains or losses on the sale of property, plant and equipment (“PP&E”), other non-cash items and one-time charges (“Modified EBITDA”). This measure may not be comparable to similarly titled measures employed by other companies. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing, or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying consolidated statements of operations.

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

The following is a reconciliation of net income to Modified EBITDA for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
Net income	$177	$724

Add: Interest expense, net	3	8
Add: Income tax expense	10	6
Add: Depreciation and amortization	173	262
Add: Share-based compensation	14	17
Add: Relocation costs	29	–
Deduct: Gain on sale of asset	(134)	(6)
Deduct: Forgiveness of PPP loan	–	(1,124)
Deduct: Reversal of litigation accrual	(100)	–

Modified EBITDA	$172	$(113)

The $285 increase in Modified EBITDA was due primarily to the improved gross margins during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Modified EBITDA (loss) for the three months ended June 30, 2021 was also impacted by recording a $534 reserve for doubtful accounts receivable during that period. This is compared to recording a $55 reversal to the reserve for doubtful accounts receivable for the collection of previously reserved amounts during the three months ended June 30, 2022.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Revenues	$7,100	$8,450	$(1,350)	(16)%

The 16 percent decrease in revenues was primarily driven by a decline in product oriented, fixed price contracts offset by an increase in short duration projects utilizing our support services and rental solutions.

Cost of Sales

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Cost of sales	$4,204	$5,316	$(1,112)	(21)%
Gross profit	$2,896	$3,134	$(238)	(8)%
Gross profit %	41%	37%	–	4%

The decrease in gross profit was due to lower revenues from short duration project activity for the six months ended June 30, 2022. The increase in gross profit as a percentage of sales was due to incurring less materials costs and decreases in lower margin passthrough service costs for the six months ended June 30, 2022.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $253 and $367 for the six months ended June 30, 2022 and 2021, respectively.  The comparative decrease in depreciation was primarily due to sale of several long-lived assets that were non-strategic to the core operations of the business.

Selling, general and administrative expenses

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Selling, general & administrative	$3,087	$3,287	$(200)	(6)%
Selling, general & administrative as a % of revenue	43%	39%	–	4%

The decrease in SG&A was primarily due to recording a $534 reserve for doubtful accounts receivable related to prolonged customer payment terms and uncertainty around certain customers’ liquidity for the six months ended June 30, 2021.

Interest expense, net

Net interest expense for the six months ended June 30, 2022 was $5 compared to net interest expense of $21 for the six months ended June 30, 2021. The decrease of $16 is related to the forgiveness of the Company’s PPP loan balances in 2021.

Gain on sale of assets

Gain on sales of assets was approximately $188 and $55 during the six months ended June 30, 2022 and June 30, 2021, respectively, and primarily related to equipment sold by the Company.

Modified EBITDA

The following is a reconciliation of net income (loss) to Modified EBITDA for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Net income (loss)	$(87)	$872

Add: Interest expense, net	5	21
Add: Income tax expense	15	10
Add: Depreciation and amortization	369	522
Add: Share-based compensation	71	37
Add: Relocation costs	29	–
Deduct: Gain on sale of asset	(188)	(55)
Deduct: Forgiveness of PPP loan	–	(1,124)
Deduct: Reversal of litigation accrual	(100)	–

Modified EBITDA	$114	$283

The $169 decrease in Modified EBITDA was mainly driven by the decrease in revenues during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Modified EBITDA for the six months ended June 30, 2021 was also impacted by recording a $534 reserve for doubtful accounts receivable during that period. This is compared to recording a $133 reversal to the reserve for doubtful accounts receivable for the collection of previously reserved amounts during the six months ended June 30, 2022.

Liquidity and Capital Resources

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. Given the volatility in oil prices and the impact on global economic activity caused by the COVID-19 pandemic, as well as recent increases in raw materials costs and ongoing supply chain constraints, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will continue to exercise discipline when making capital investments and practice opportunistic cost containment initiatives, which can include workforce alignment and limiting overhead spending and research and development efforts to only critical items.

During the six months ended June 30, 2022, the Company generated $780 of net cash from operating activities primarily driven by a decrease in accounts receivable and several other components of working capital. The Company used $767 of net cash in investing activities, primarily to fund capital expenditures. The Company also used $250 of net cash in financing activities for the repurchase of common stock, which resulted in a $237 decrease in cash for the period.

During the six months ended June 30, 2021, the Company used $643 of net cash in operating activities primarily to fund working capital. The Company also used $140 of net cash in investing activities, primarily to fund capital expenditures. The Company generated $1,111 of net cash provided by financing activities from PPP loan proceeds, which resulted in a $328 increase in cash for the period.

Inflation and Seasonality

The Company does not believe that its operations have been significantly impacted by inflation, and its business is not significantly seasonal in nature.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates used in the financial statements relate to revenue recognition where the Company measures progress towards completion on a cost-to-cost basis for fixed-price contracts, the allowance for doubtful accounts, and the valuation allowance for deferred income tax assets. Significant estimates are also used in management’s assessment of conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. These estimates require judgments, which are based on historical experience and on various other assumptions, as well as specific circumstances. Estimates may change as new events occur, additional information becomes available or operating environments change.

Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies and estimates.

Allowance for Doubtful Accounts and Bad Debt Expense

The Company provides an allowance on trade receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At June 30, 2022 and December 31, 2021, the Company estimated the allowance for doubtful accounts requirement to be $0 and $525, respectively. The Company recorded a credit to bad debt expense totaling $55 and $133 during the three and six months ended June 30, 2022, respectively, due to payments received on certain previously reserved balances. The Company recorded a $534 charge to bad debt expense during the three and six months ended June 30, 2021.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the three months June 30, 2022.

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is not involved in any material legal proceedings as of the date of this Report.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter claim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. The parties convened for mediation on March 9, 2022, and on May 9, 2022, the Company and Aker finalized the terms of a definitive settlement agreement with a mutual dismissal with prejudice of all claims by and between them. The Company subsequently reversed a liability accrual of $100, and no liability remained as of June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes information about our purchases of common stock, based on trade date, during the quarter ended June 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 – April 30	–	$–	–	$–
May 1 – May 31	–	–	–	–
June 1 – June 30	147	0.68	–	–
Total for the three months ended June 30, 2022	147	$0.68	–	$–

On June 3, 2022, the Company repurchased 147 shares from Mr. Smith at a total cost of $100. The price per share used for each transaction was market price, and the average price per share paid to Mr. Smith was $0.68.

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

Date: August 8, 2022
	By:	/s/ Charles K. Njuguna
Charles K. Njuguna
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

	By:	/s/ Trevor L. Ashurst
Trevor L. Ashurst
Vice President of Finance
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1*	Certification of Charles K. Njuguna, President, Chief Executive Officer and Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Trevor L. Ashurst, Vice President of Finance, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Statement of Charles K. Njuguna, President, Chief Executive Officer and Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Statement of Trevor L. Ashurst, VP of Finance, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

______________________________

* Filed or furnished herewith.

