Form 10-Q
period 2022-09-30
Deep Down, Inc.
filed 2022-11-14
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-30351

DEEP DOWN, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-2263732
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1310 Rankin Road, Houston, Texas	77073
(Address of Principal Executive Offices)	(Zip Code)

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

At November 14, 2022, there were 11,888,202 shares outstanding of Common Stock, par value $0.001 per share.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEEP DOWN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$3,543	$3,676
Accounts receivable, net	2,274	5,929
Employee retention tax credit receivable	650	650
Inventory	202	254
Contract assets	418	352
Prepaid expenses and other current assets	287	103
Total current assets	7,374	10,964
Property, plant and equipment, net	3,166	1,727
Intangibles, net	42	38
Right-of-use operating lease assets	7,114	1,861
Other assets	183	136
Total assets	$17,879	$14,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,191	$2,310
Contract liabilities	46	250
Current lease liabilities	666	1,306
Total current liabilities	2,903	3,866

Operating lease liability, long-term	6,625	588
Total liabilities	9,528	4,454

Commitments and contingencies (Note 8)	–	–

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 15,906,010 issued at September 30, 2022 and December 31, 2021	16	16
Additional paid-in capital	73,757	73,686
Treasury stock, 4,017,808 shares at September 30, 2022 and 3,517,145 shares at December 31, 2021, at cost	(3,135)	(2,809)
Accumulated deficit	(62,287)	(60,621)
Total stockholders' equity	8,351	10,272
Total liabilities and stockholders' equity	$17,879	$14,726

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Revenues	$2,257	$3,550	$9,357	$12,000
Cost of sales:
Cost of sales	1,875	2,569	5,827	7,518
Depreciation expense	113	144	366	511
Total cost of sales	1,988	2,713	6,193	8,029
Gross profit	269	837	3,164	3,971
Operating expenses:
Selling, general and administrative	1,644	1,336	4,730	4,623
Depreciation and amortization	48	65	164	220
Total operating expenses	1,692	1,401	4,894	4,843
Operating loss	(1,423)	(564)	(1,730)	(872)
Other (income) expense:
Interest expense, net	5	1	10	8
Other income, net	–	(1,050)	(52)	(2,193)
Loss (gain) on sale of property, plant and equipment	147	148	(41)	94
Total other (income) expense	152	(901)	(83)	(2,091)
Income (loss) before income taxes	(1,575)	337	(1,647)	1,219
Income tax expense	4	5	19	15
Net income (loss)	$(1,579)	$332	$(1,666)	$1,204
Net income (loss) per share:
Basic	$(0.13)	$0.03	$(0.14)	$0.10
Fully diluted	$(0.13)	$0.03	$(0.14)	$0.10
Weighted-average shares outstanding:
Basic	11,888	12,389	12,012	12,389
Fully diluted	11,888	12,445	12,012	12,441

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at June 30, 2022	15,906	$16	$73,757	$(3,135)	$(60,708)	$9,930

Net loss	–	–	–	–	(1,579)	(1,579)
Balance at September 30, 2022	15,906	$16	$73,757	$(3,135)	$(62,287)	$8,351

Balance at December 31, 2021	15,906	$16	$73,686	$(2,809)	$(60,621)	$10,272

Net loss	–	–	–	–	(1,666)	(1,666)
Treasury shares purchased	–	–	–	(326)	–	(326)
Share-based compensation	–	–	71	–	–	71
Balance at September 30, 2022	15,906	$16	$73,757	$(3,135)	$(62,287)	$8,351

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at June 30, 2021	15,906	$16	$73,675	$(2,809)	$(62,075)	$8,807

Net income	–	–	–	–	332	332
Share-based compensation	–	–	9	–	–	9
Balance at September 30, 2021	15,906	$16	$73,684	$(2,809)	$(61,743)	$9,148

Balance at December 31, 2020	15,906	$16	$73,638	$(2,809)	$(62,947)	$7,898

Net income	–	–	–	–	1,204	1,204
Share-based compensation	–	–	46	–	–	46
Balance at September 30, 2021	15,906	$16	$73,684	$(2,809)	$(61,743)	$9,148

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DEEP DOWN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,666)	$1,204
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	71	46
Depreciation and amortization	530	731
Loss (gain) on sale of property, plant and equipment	(41)	94
Bad debt expense (recovery)	(133)	534
Non-cash lease (benefit) expense	143	(1)
Forgiveness of PPP loan	–	(2,222)
Changes in operating assets and liabilities:
Accounts receivable, net	3,787	(943)
Contract assets	(66)	97
Inventories	52	(67)
Prepaid expenses and other current assets	(185)	50
Other assets, net	(91)	(3)
Accounts payable and accrued expenses	(119)	(321)
Contract liabilities	(204)	(252)
Net cash provided by (used in) operating activities	2,078	(1,053)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	258	171
Purchases of property, plant and equipment	(2,223)	(275)
Payments received on note receivable	4	9
Net cash used in investing activities	(1,961)	(95)

Cash flows from financing activities:
Proceeds from PPP loan	–	1,111
Repurchase of common shares	(250)	–
Net cash provided by (used in) financing activities	(250)	1,111
Change in cash	(133)	(37)
Cash, beginning of period	3,676	3,745
Cash, end of period	$3,543	$3,708

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock received in exchange for property, plant and equipment	$76	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

On February 22, 2022, Deep Down Nevada entered into an Agreement and Plan of Merger providing for the merger of the Company with the Company’s wholly-owned subsidiary, Koil Energy Solutions, Inc. (the “Merger”). As permitted by Section 92A.180 of the Nevada Revised Statutes, the purpose of the Merger is to effect a change of the Company’s name from Deep Down, Inc., to Koil Energy Solutions, Inc. (the “Name Change”).

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

Liquidity

The Company’s cash on hand was $3,543 and working capital was $4,471 as of September 30, 2022. As of December 31, 2021, cash on hand and working capital was $3,676 and $7,098, respectively. The Company depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from ongoing operations, and potential sales of PP&E. Given the volatility in oil prices and the impact on global economic activity caused by the COVID-19 pandemic, as well as recent increases in raw materials costs and ongoing supply chain constraints, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will continue to exercise discipline when making capital investments and practice opportunistic cost containment initiatives, which can include workforce alignment and limiting overhead spending and research and development efforts to only critical items.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Deep Down, Inc. and its wholly owned subsidiary for the three and nine months ended September 30, 2022 and 2021. All intercompany transactions and balances have been eliminated.

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

As of September 30, 2022, we do not have any finance lease assets or liabilities, nor do we have any subleases.

The following tables present information about our operating leases:

	September 30, 2022	December 31, 2021
Assets:
Right-of-use assets	$7,114	$1,861

Liabilities:
Current lease liabilities	666	1,306
Non-current lease liabilities	6,625	588
Total lease liabilities	$7,291	$1,894

The components of our lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease expense included in:
Cost of sales	$431	$313	$1,055	$946
Selling, general and administrative expenses	90	35	148	143
Short term lease expense	84	97	304	210
Total lease expense	$605	$445	$1,507	$1,299

Lease term and discount rate:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease terms on operating leases (yrs.)	9.00	1.43
Weighted-average discount rates on operating leases	6.25%	5.374%

During the three months ended September 30, 2022, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Operating Leases
October 1, 2022 – September 30, 2023	$1,210
October 1, 2023 – September 30, 2024	962
October 1, 2024 – September 30, 2025	980
October 1, 2025 – September 30, 2026	993
Thereafter	6,483
Total lease payments	$10,628
Less: Interest	(3,337)
Present value of lease liabilities	$7,291

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	September 30,
	2022	2021
Fixed Price Contracts	$1,206	$1,866
Service Contracts	1,051	1,684
Total	$2,257	$3,550

	Nine Months Ended
	September 30,
	2022	2021
Fixed Price Contracts	$3,635	$5,170
Service Contracts	5,722	6,830
Total	$9,357	$12,000

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time on a daily basis as the services are rendered to the customer. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed on a monthly basis. Payment terms for services are usually 30 days from invoice receipt but can increase to 45 or 60 days depending on the customer.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At September 30, 2022 and December 31, 2021, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	September 30, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$421	$1,312
Estimated earnings on uncompleted contracts	265	1,485
Gross costs and estimated earnings	686	2,797
Less: Billings to date on uncompleted contracts	(314)	(2,695)
Costs incurred plus estimated earning less billings on uncompleted contracts, net	$372	$102

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$418	$352
Contract liabilities	(46)	(250)
Costs incurred plus estimated earning less billings on uncompleted contracts	$372	$102

The contract asset and liability balances at September 30, 2022 and December 31, 2021 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2022	December 31, 2021	Range of Asset Lives
Buildings and improvements	$–	$285	7 - 36 years
Leasehold improvements	–	899	2 - 10 years
Equipment	5,692	11,885	2 - 30 years
Furniture, computers and office equipment	166	429	2 - 8 years
Construction in progress	1,978	60	–

Total property, plant and equipment	7,836	13,558
Less: Accumulated depreciation and amortization	(4,670)	(11,831)
Property, plant and equipment, net	$3,166	$1,727

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and in additional paid-in capital in the accompanying unaudited consolidated balance sheets. During the three and nine months ended September 30, 2022, the Company recognized no share-based compensation and $71 of share-based compensation expense, respectively. During the three and nine months ended September 30, 2021, the Company recognized a total of $9 and $46 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested shares of restricted stock and stock options was zero at September 30, 2022.

NOTE 6:	TREASURY STOCK

No shares of common stock were purchased during the three and nine months ended September 30, 2021. No shares of common stock were purchased during the three months ended September 30, 2022, and during the nine months ended September 30, 2022, 500 shares of common stock were purchased in privately negotiated transactions for an aggregate amount of $326. Treasury shares are accounted for using the cost method. See further discussion in Note 10.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At September 30, 2022 and December 31, 2021, management has recorded a full deferred tax asset valuation allowance.

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

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter claim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. The parties convened for mediation on March 9, 2022, and on May 9, 2022, the Company and Aker finalized the terms of a definitive settlement agreement with a mutual dismissal with prejudice of all claims by and between them. The Company subsequently reversed a liability accrual of $100, and no liability remained as of September 30, 2022.

On August 6, 2018, GE Oil and Gas UK Ltd. (“GE”) requested that the Company mediate a dispute between the parties in the ICC International Centre for ADR (“ICC”). The dispute involved alleged delays and defects in products manufactured by the Company for GE dating back to 2013. During the second quarter of 2020, the parties finalized the terms of a definitive settlement agreement which is now final and binding. Per the terms of the settlement, the Company paid GE an aggregate of $750, on a monthly basis, through December 2021. The Company accrued a liability related to this matter in the amount of $750 for the year ended December 31, 2019. The remaining liability was $90 at September 30, 2021, and no liability remained at September 30, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding - basic	11,888	12,389	12,012	12,389
Dilutive effect of common stock equivalents	–	56	–	52
Weighted average common shares outstanding - diluted	11,888	12,445	12,012	12,441

NOTE 10:	RELATED PARTY TRANSACTIONS

On August 15, 2019, Mr. Ronald E. Smith, the Company's Founder, resigned as Chief Executive Officer and as a member of the Board, effective as of August 31, 2019.

In connection with Mr. Smith's resignation, the Company entered into a Transition Agreement with him, effective as of September 1, 2019 (the “Transition Agreement”). The Transition Agreement provided for Mr. Smith to serve as an independent consultant to the Company from September 1, 2019 through December 31, 2021. The Company agreed to pay Mr. Smith $42 per month, from September 1, 2019 through December 31, 2019, and $15 per month, from January 1, 2020 through December 31, 2021, in exchange for his services. The Company recorded consulting expenses related to the Transition Agreement totaling $45 and $135 for the three and nine months ended September 31, 2021, respectively.

In addition to the other payments provided for under the Transition Agreement, the Company also agreed to pay Mr. Smith 1.5% of the net sale or lease value of two carousels owned by Company, if such sale or lease occurred prior to December 31, 2021, and subject to certain other conditions. Such carousels were not sold prior to December 31, 2021. No commissions were paid during the three months ended September 30, 2022, and a commission in the amount of $4 was paid to Mr. Smith during the nine months ended September 30, 2022 and was related to the lease of one of the carousels during the quarter ended December 31, 2021. A commission in the amount of $5 was paid during the three and nine months ended September 30, 2021.

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

Under an IAS 20 analogy, a business entity would recognize the employee retention credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (i.e., tax credit) is intended to compensate when there is reasonable assurance (i.e., it is probable) that the entity will comply with any conditions attached to the grant and the grant will be received.

The Company recognized a $650 employee retention credit as other income on its consolidated statement of operations for the year ended December 31, 2021, and the Company has a $650 employee retention tax credit receivable balance recorded on its consolidated balance sheet at September 30, 2022. The Company filed for refunds of the employee retention credits and as of the date of this Report, has not received any refunds.

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

Deep Down’s third quarter results reflect the ongoing challenges that face the offshore industry. Our revenues continue to be impacted by global demand and delays in customer drilling schedules. Inflation, certain geopolitical events, and the lingering effects of the pandemic, all of which continue to weigh on our customers’ abilities to commit to long-term deepwater projects. Despite the broader economic dynamics, we believe that the energy markets will remain productive. We suspect that the combination of OPEC+’s current proactive stance to reduce production, underperforming US production, and limited non-OPEC+ production capacity will encourage increased investment to bring balance to the markets. Our participation in this potential supply-led upcycle is essential for our business to achieve a sustained level of growth.

To further enhance our growth prospects, we made two significant announcements this year: a relocation of the business and a rebranding of the Company.

The transition to our newly leased premises was completed in October. As we settle into the new space, we continue to receive positive feedback from our customers. In the second quarter of 2022, we received our first purchase order to provide hydrogen energy services. The scope of this project initially focuses on storage, management and enhancement of customer furnished materials utilizing our alloy welding and other fabrication capabilities. Following validation of these early-stage activities, future phases could lead to systems integration activities potentially including the commissioning of systems being developed for the retail consumer market.

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

Systems primarily relates to our legacy offerings in the oil and gas segment but represents the shift in our approach to becoming a provider of integrated systems instead of providing only individual components. We have previously realized success with this strategy and have identified several opportunities to pursue on a systematic basis.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Revenues	$2,257	$3,550	$(1,293)	(36)%

The 36 percent decrease in revenues was primarily driven by an overall decline in project activity characterized by a shift from product oriented, fixed price contracts to short duration projects utilizing our support services and rental solutions.

Cost of Sales

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Cost of sales	$1,988	$2,713	$(725)	(27)%
Gross profit	$269	$837	$(568)	(68)%
Gross profit %	12%	24%	–	(12)%

The decrease in gross profit and gross profit as a percentage of sales during the three months ended September 30, 2022 was primarily driven by the decrease in revenues and an increase in lower margin passthrough service costs incurred on certain projects.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $113 and $144 for the three months ended September 30, 2022 and 2021, respectively.  The comparative decrease in depreciation was primarily due to certain long-lived assets becoming fully depreciated throughout the year and the sale or disposal of several long-lived assets that were non-strategic to the core operations of the business.

Selling, general and administrative expenses

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Selling, general & administrative	$1,644	$1,336	$308	23%
Selling, general & administrative as a % of revenue	73%	38%	–	35%

The increase in selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2022 was primarily due to costs related to the relocation of the Company to a new facility. The increase in SG&A as a percentage of revenues is due to both the increase in SG&A expenses during the three months, as well as the decrease in revenues.

Other income, net

During the three months ended September 30, 2021, the Company recorded net other income of $1,050, which was primarily related to the forgiveness of its second PPP loan obtained in March 2021. The Company recorded no net other income for the three months ended September 30, 2022.

Loss on sale of assets

Loss on sales of assets was approximately $147 and $148 during the three months ended September 30, 2022 and September 30, 2021, respectively, and primarily related to property, plant and equipment sold by the Company that were non-strategic to the core operations of the business.

Modified EBITDA

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
Net income (loss)	$(1,579)	$332

Add: Interest expense, net	5	1
Add: Income tax expense	4	5
Add: Depreciation and amortization	161	209
Add: Share-based compensation	–	9
Add: Relocation costs	262	–
Add: Loss on sale of asset	147	148
Deduct: Forgiveness of PPP loan	–	(1,111)

Modified EBITDA	$(1,000)	$(407)

The $593 decrease in Modified EBITDA was due primarily to the decline in revenues during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Revenues	$9,357	$12,000	$(2,643)	(22)%

The 22 percent decrease in revenues was primarily driven by an overall decline in project activity characterized by a shift from product oriented, fixed price contracts to short duration projects utilizing our support services and rental solutions.

Cost of Sales

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Cost of sales	$6,193	$8,029	$(1,836)	(23)%
Gross profit	$3,164	$3,971	$(807)	(20)%
Gross profit %	34%	33%	–	1%

The decrease in gross profit was due to lower revenues for the nine months ended September 30, 2022, partially offset by a decrease in cost of sales as a result of incurring less materials costs. The increase in gross profit as a percentage of sales was due to incurring less materials costs and decreases in lower margin passthrough service costs incurred on certain projects for the nine months ended September 30, 2022.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $366 and $511 for the nine months ended September 30, 2022 and 2021, respectively.  The comparative decrease in depreciation was primarily due to certain long-lived assets becoming fully depreciated throughout the year and sale of several long-lived assets that were non-strategic to the core operations of the business.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Selling, general & administrative	$4,730	$4,623	$107	2%
Selling, general & administrative as a % of revenue	51%	39%	–	12%

The increase in SG&A was primarily due to incurring costs related to the relocation of the Company to a new facility and rebranding the Company from Deep Down, Inc. to Koil Energy Solutions, Inc. during the nine months ended September 30, 2022.

Other income, net

Other net income during the nine months ended September 30, 2022 was $52 compared to net other income of $2,193 during the nine months ended September 30, 2021, which was mainly related to receiving the forgiveness of its two PPP loans.

Gain/Loss on sale of assets

The Company recorded a $41 gain on sales of assets during the nine months ended September 30, 2022 and a $94 loss on sale of assets during the nine months ended September 30, 2021, which were primarily related to property, plant and equipment sold by the Company that were non-strategic to the core operations of the business.

Modified EBITDA

The following is a reconciliation of net income (loss) to Modified EBITDA for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Net income (loss)	$(1,666)	$1,204

Add: Interest expense, net	10	8
Add: Income tax expense	19	15
Add: Depreciation and amortization	530	731
Add: Share-based compensation	71	46
Add: Relocation costs	291	–
(Deduct) Add: (Gain) loss on sale of asset	(41)	94
Deduct: Forgiveness of PPP loan	–	(2,222)
Deduct: Reversal of litigation accrual	(100)	–

Modified EBITDA	$(886)	$(124)

The $762 decrease in Modified EBITDA was mainly driven by the decrease in revenues during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Modified EBITDA for the nine months ended September 30, 2021 was also impacted by recording a $534 reserve for doubtful accounts receivable during that period. This is compared to recording a $133 reversal to the reserve for doubtful accounts receivable for the collection of previously reserved amounts during the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2022, the Company generated $2,078 of net cash from operating activities primarily driven by a decrease in accounts receivable and several other components of working capital. The Company used $1,961 of net cash in investing activities, primarily to fund capital expenditures. The Company also used $250 of net cash in financing activities for the repurchase of common stock, which resulted in a $133 decrease in cash for the period.

During the nine months ended September 30, 2021, the Company used $1,053 of net cash in operating activities primarily to fund working capital. The Company also used $95 of net cash in investing activities, primarily to fund capital expenditures. The Company generated $1,111 of net cash provided by financing activities from PPP loan proceeds, which resulted in a $37 decrease in cash for the period.

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

Allowance for Doubtful Accounts and Bad Debt Expense

The Company provides an allowance on trade receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At September 30, 2022 and December 31, 2021, the Company estimated the allowance for doubtful accounts requirement to be $0 and $525, respectively. The Company recorded no charges to bad debt expense during the three months ended September 30, 2022. The Company recorded a credit to bad debt expense totaling $133 during the nine months ended September 30, 2022 due to payments received on certain previously reserved balances. The Company recorded a $534 charge to bad debt expense during the three and nine months ended September 30, 2021.

Recently Issued Accounting Standards

Refer to Note 1 in Part II. Item 8. “Financial Statements and Supplemental Data,” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting. The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the three months September 30, 2022.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is not involved in any material legal proceedings as of the date of this Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

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

Date: November 14, 2022
	By:	/s/ Charles K. Njuguna
Charles K. Njuguna
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

	By:	/s/ Trevor L. Ashurst
Trevor L. Ashurst
Vice President of Finance
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1*	Certification of Charles K. Njuguna, President, Chief Executive Officer and Chief Financial Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Trevor L. Ashurst, Vice President of Finance, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Statement of Charles K. Njuguna, President, Chief Executive Officer and Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Statement of Trevor L. Ashurst, VP of Finance, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in inline XBRL and included in exhibit 101).

______________________________

* Filed or furnished herewith.

