Form 10-K
period 2022-12-31
Koil Energy Solutions, Inc.
filed 2023-03-31
CIK 1110607

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30351

KOIL ENERGY SOLUTIONS, INC.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $7,132,921.20.

At March 30, 2023, the registrant had 11,888,202 outstanding shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Forward-Looking Information

Unless otherwise indicated, the terms “Koil Energy Solutions, Inc.”, “Koil Energy”, “Company”, “we”, “our” and “us” are used in this report to refer to Koil Energy Solutions, Inc., a Nevada corporation, and its direct and indirect wholly owned subsidiaries.

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

The Statements contained in this Report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Statements contained herein are based on current expectations that involve a number of risks and uncertainties. These Statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, “intend”, “plan”, “could”, “is likely”, or “anticipates”, or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We caution the readers that these Statements are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other Statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by us, may not be realized. Because of the number and range of assumptions underlying our projections and Statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Report. These Statements are based on current expectations, and we assume no obligation to update this information. Therefore, our actual experience and the results achieved during the period covered by any projections or Statements may differ substantially from those projected. Consequently, the inclusion of projections and other Statements should not be regarded as a representation by us or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the Statements contained herein will prove to be accurate.

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

General

Koil Energy Solutions, Inc., a Nevada corporation (the “Company”, “Koil Energy”, “we”, “our” and “us”), is an energy services company that provides equipment and support services to the world’s energy and offshore industries. Primary operations are conducted under Koil Energy Solutions, Inc., a Delaware corporation (“Koil Energy Delaware”), which is a wholly owned subsidiary of the Company.

Koil Energy’s website address is www.koilenergy.com. The Company makes available, free of charge on its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes them to, the Securities and Exchange Commission (the “SEC”). Paper or electronic copies of these documents may be obtained upon request by contacting the Company. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company, at www.sec.gov.

Business Overview

Koil Energy is an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Koil Energy's core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Koil Energy's experienced professionals can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world. The Company’s broad line of solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field. The Company primarily serves the offshore oil and gas market; however, the Company’s product offerings and service capabilities are based on core competencies that are energy source agnostic and can be applied to additional markets, including offshore wind, offshore wave energy, hydrogen, and liquefied natural gas.

Koil Energy’s goal is to provide superior services and products to its customers in a safe, cost-effective, and timely manner. The Company believes there is significant demand for, and brand name recognition of, its established services and products due to the technical capabilities, reliability, cost-effectiveness, timeliness of delivery and execution, and operational efficiency features of these solutions.

In 2022, we changed our name from Deep Down, Inc., to Koil Energy Solutions, Inc. In connection with the name change, our ticker symbol was changed to “KLNG”.

For the years ended December 31, 2022 and 2021, the Company’s operations were organized as one reportable segment.

Services

Koil Energy supports all aspects of subsea field development with its engineering and project management services, including the design, installation, and retrieval of subsea equipment and systems, connection and termination operations, well-commissioning services, and construction support. The Company works closely with all customers to provide the fastest, safest, and most cost-effective solutions to a variety of complex issues. The Company also serves a range of customers, including operators, installation contractors, and subsea equipment manufacturers.

Project Management and Engineering. Koil Energy’s project managers and engineers have extensive experience and knowledge to support customers both on and offshore. Particularly, the Company specializes in the design and engineering of steel tube flying leads, umbilicals, flexible and rigid risers, flowlines, and jumpers. Koil Energy’s comprehensive subsea engineering services oversee all project requirements from conception to final commissioning, including offshore participation during installation to ensure proper execution and safe completion of projects.

Spooling Services. Koil Energy’s engineering teams provide the planning, supervision, specialized equipment, and coordination with offshore installation personnel for a customer’s pull-in and spooling needs. The Company has the ability to manage every stage of the process from terminations, spooling operations, installation, testing, monitoring, and pull-in for umbilicals and flying leads.

Testing and Commissioning Services. The Company can perform all aspects of testing related to connecting the umbilical termination assemblies, performing installations, and completing the commissioning of the system thereafter. This includes initial factory acceptance testing, extended factory acceptance testing, and system integration testing, and offshore installation and commissioning services. The Company also offers a variety of pumping systems to meet industry needs and offers maximum flexibility to ensure a safe and efficient commissioning program.

Storage Management. Koil Energy’s facility in Houston, Texas covers approximately 101,000 square feet of office and warehouse space, offering high quality warehousing and workshop capacity, external storage, and a strategic location near customers and key suppliers. Among other capabilities, the Company provides long-term specialized contract warehousing, long and short-term storage, material handling equipment, integrated inventory management, packing, and labeling.

The Company also leases a 6,500 square foot shore-based facility located in Mobile, Alabama. The Mobile site can be used to store customer products and allows for full system integration testing of equipment prior to deployment offshore.

Equipment Refurbishment and Intervention Services. The Company provides refurbishment and repurposing of recovered subsea equipment and associated support services for offshore interventions. As an emergency or intervention arises, the stored asset is engineered, reconfigured, and tested per customer specifications. Additionally, Koil Energy has developed a suite of proprietary equipment and tools available to address the critical offshore needs of its customers and minimize production disruptions due to unplanned events. A Koil Energy service technician is then deployed with the equipment to support the offshore campaign.

Products

Koil Energy designs, manufactures, fabricates, inspects, assembles, tests, and installs subsea distribution equipment used by major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. The Company’s products are used during exploration, development, and production operations on offshore drilling rigs, installation and intervention vessels, and as part of the permanently installed subsea production infrastructure.

Flying Leads. Koil Energy designs, manufactures, and installs flying leads, particularly steel tube flying leads. Flying leads are umbilical jumpers with a termination plate at either end that support the transmission of hydraulic fluid and/or chemicals between the subsea equipment. The Company’s flagship product, the Loose Steel Tube Flying Lead (“LSFL®”), was developed to eliminate the residual memory left in traditional flying leads due to the bundling process. The loose lay of the tubes is more compliant allowing the bundle to lay flat on the sea floor and follow the prescribed lay path precisely. Koil Energy employs the patented Moray® termination system on each end of the LSFL®. The Moray® termination is a lightweight, high-strength, configurable, and field serviceable framework used to connect any commercially available Multi-Quick Connect plate to the LSFL® bundle.  The Moray® termination assembly offers several cost and time saving benefits over traditional competitive solutions that allow the Company to lower the total installed cost of customer projects.

Umbilical Hardware. Koil Energy designs and fabricates lightweight and compact umbilical hardware that covers the entire scope of a project’s needs from the topside platform to the subsea connection. The Company’s compliant Umbilical Termination Assembly (“UTA”) allows the installation team to terminate an umbilical with a higher degree of quality, place the critical components of the base unit on the reel or on the carousel, and handle it with additional ease and safety. The UTA can then be combined with the mud mat assembly easily and offers both first-end stab and hinge-over features as well as yoke second end landing.

Koil Energy’s termination services offer the ability to refurbish existing topside umbilical terminations from multiple manufacturers and provide a completely new connection, thus extending the life of the umbilical and the subsea field. Bend Stiffener Latchers™ are designed to secure a dynamic umbilical to an existing or standard flange offering significant cost savings without the need for modification to the rig interface or the use of divers. The quick-release and locking mechanism allows a single remotely operated vehicle to engage or disengage the locking mechanism resulting in significant savings to the customer.

Riser Isolation Valves and Subsea Isolation Valve Services. Koil Energy's Riser Isolation Valve and Subsea Isolation Valve control systems are unique solutions that provide platform personnel hydraulic control and electrical indication for subsea production valves. These systems provide numerous advantages to the customer including emergency shutdown capabilities, valve positioning monitoring systems, and auxiliary positions for spare and/or future field development.

In addition to the fabrication of these systems, Koil Energy provides subsea installation engineering, consulting, and service personnel to support customers, installation contractors, valve vendors, and more. The Koil Energy team provides commissioning and technical assistance to customers and platform personnel and seeks to ensure that the systems are working properly.

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

Manufacturing

Koil Energy’s primary operations are currently located at a 101,000 square foot facility in Houston, Texas, where the Company has operated since October 2022. This facility allows us to reduce our carbon footprint, streamline our manufacturing and fabrication capabilities, and attract high caliber talent as the Company continues to position for future growth. We have also significantly expanded our clean, stainless steel welding and tube bending environment, which is separated from all carbon steel fabrication.

Our manufacturing facility is ISO 9001 certified. We continue to improve our standards and product quality through the use of quality assurance specialists working with our product manufacturing personnel throughout the manufacturing process. We have the capacity to complete large turn-key projects and still have reserve space for unforeseen emergency projects requiring immediate service and the attention to which our customers are accustomed.

Customers

Demand for our deepwater and ultra-deepwater services, equipment and offshore rig equipment is dependent on the condition of the energy industry and its ability and need to make capital expenditures, as well as continual maintenance and improvements on its offshore exploration, drilling, and production operations. The level of these expenditures is generally dependent upon various factors such as expected commodity prices, exploration and production costs, and the level of offshore drilling and production activity. The prevailing view of future commodity prices is influenced by numerous factors affecting supply and demand. These factors include, but are not limited to, worldwide economic activity, interest rates, cost of capital, environmental regulation, tax policies, and production levels and prices set and maintained by producing nations and the Organization of the Petroleum Exporting Countries. Capital expenditures are also dependent on the cost of exploring for and producing oil and gas, the sale and expiration dates of domestic and international offshore leases, the discovery rate of new oil and gas reserves in offshore areas and technological advances. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility.

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

Koil Energy is not dependent on any one customer or group of customers. The amount and variety of our products and services required in a given period by a customer can depend upon the customer’s capital expenditure budget as well as the results of competitive bids. Consequently, a customer may account for a material portion of revenues in one period and may represent an immaterial portion of revenues in a subsequent period. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on the results of our operations and cash flows.

Marketing and Sales

We market our services and products worldwide through our Houston-based sales force. We periodically advertise in trade and technical publications targeting our customer base. We also participate in industry conferences and trade shows to enhance industry awareness of our products and services. Our customers generally order products and services after consulting with us on their project. Orders are typically completed within two weeks to three months depending on the type of product or service. Larger and more complex products may require significantly more time to complete. Our customers generally select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery, and advanced technology. For large production system orders, we engage our project management team to coordinate customer needs with our engineering, manufacturing, and service departments, as well as with our trusted subcontractors and vendors. Our profitability on projects is dependent on performing accurate and cost-effective bids as well as performing efficiently in accordance with bid specifications. Various factors can adversely affect our performance on individual projects that could potentially adversely affect the profitability of a project.

Product Development and Engineering

The technological demands of the energy industry continue to increase as offshore exploration and drilling operations expand into deeper and more hostile environments. Conditions encountered in these environments could soon include well pressures of up to 20,000 psi, mixed flows of oil and gas under high pressure that may also be highly corrosive, and water depths exceeding 10,000 feet. We are continually engaged in product development activities to generate new products and to improve existing products and services to meet our customers’ specific needs. We also focus our activities on reducing the overall cost to the customer, which includes not only the initial capital costs, but also ongoing operating costs associated with our products.

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

Employees

At March 30, 2023, we had a total of 49 employees, all of whom are full-time. We also work with a pool of independent contractors who enable us to scale our operations at short notice, as business needs demand. Our employees are not covered by collective bargaining agreements, and we generally consider our employee relations to be good. Our operations depend in part on our ability to attract a skilled labor force. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or increases in the wage rates that we pay, or both.

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

Our operating facility is located at 1310 Rankin Road, Houston, Texas 77073 (“Rankin Rd.”) and includes approximately 101,000 square feet of indoor manufacturing and storage space. The term of the lease is for ten years, which commenced on August 1, 2022 at a base rate of $78,000 per month with a 2% increase each subsequent year. Koil Energy will primarily use the facility as its base of operations, which includes the fabrication of custom engineered products as well as other subsea equipment for both oil and gas and renewable energy applications.

Additionally, we have a ten year lease on our former operating facility, located at 18511 Beaumont Highway, Houston, Texas 77049 (“Beaumont Hwy”) which commenced in June 2013 at a base rate of $90,000 per month, adjustable based on the CPI, for the remainder of the lease term. We also lease, on a month-to-month basis, 6,500 square feet of storage space in Mobile, AL to house our 3,400 metric ton and 3,500 metric ton carousel systems for $11,000 per month.

We believe that these facilities are suitable, adequate and of sufficient capacity to support our current operations.

ITEM 3.	Legal Proceedings

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is not involved in any material legal proceeding as of December 31, 2022.

ITEM 4.	MINE SAFETY DISCLOSUREs

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is quoted on the QB Tier of the OTC Markets Group (the “OTCQB”) under the symbol “KLNG.” Quotations for our common stock on the OTCQB represent quotations between dealers without adjustment for retail markup, mark down or commissions, and may not represent actual transactions.

Stockholders of Record

As of March 30, 2023, there were approximately 1,700 holders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

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

General

Koil Energy is an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Koil Energy's core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Koil Energy's experienced professionals can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world. The Company’s broad line of solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field. The Company primarily serves the offshore oil and gas market; however, the Company’s product offerings and service capabilities are based on core competencies that are energy source agnostic and can be applied to additional markets, including offshore wind, offshore wave energy, hydrogen, and liquefied natural gas.

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

Our 2022 results reflect the ongoing challenges that face the offshore industry. Our revenues were impacted by global demand and delays in customer drilling schedules. Inflation, certain geopolitical events, and the lingering effects of the pandemic, all of which weighed on our customers’ abilities to commit to long-term deepwater projects. Despite the broader economic dynamics, we believe that the energy markets will remain productive moving forward. We have recently seen an increase in bidding activity and execution of contract awards this year as operators execute their offshore agendas, especially in the current favorable oil price environment. We suspect that the combination of OPEC+’s current proactive stance to reduce production, underperforming US shale production, and limited non-OPEC+ production capacity will encourage increased investment to bring balance to the markets, especially in the offshore arena. Our participation in this potential supply-led upcycle is essential for our business to achieve a sustained level of growth.

To further enhance our growth prospects, we made two significant announcements during 2022: a relocation of the business and a rebranding of the Company.

The transition to our newly leased premises was completed in October, and we are encouraged about the additional enhancements this facility provides serving as our base of operations. Additionally, in connection with our move to the new facility, we received our first purchase order to provide hydrogen energy services in the second quarter of 2022. The scope of this project initially focuses on storage, management and enhancement of customer furnished materials utilizing our alloy welding and other fabrication capabilities. Following validation of these early-stage activities, future phases could lead to systems integration activities potentially including the commissioning of systems being developed for the retail consumer market.

Rebranding the Company from Deep Down, Inc. to Koil Energy Solutions, Inc. was the next step in promoting our core competencies to strengthen our position in existing markets as well as expanding our product and service offerings into new markets. We moved forward with this change operationally in the first quarter of 2022, and we are currently working with our customers under the new brand. Additionally, we received approval from the Financial Industry Regulatory Authority (FINRA) for our name and ticker symbol change in the fourth quarter of 2022.

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

Technology entails the development of new equipment and associated services that apply to both traditional oil and gas as well as renewable energy sources. Our product development team is already hard at work and, in just a short amount of time, has already identified a potentially patentable offering. This pillar will also include our ongoing efforts to further enhance the environmental friendliness of our equipment. In addition, at the turn of the new year, we announced the award of a multi-million dollar project to provide 70+ Multi Quick Connect plates to be used for the Shenandoah development in the U.S. Gulf of Mexico. Certain aspects of this project have not been performed before, including qualifying the equipment for 20,000 psi applications, which further solidifies our reputation as an equipment and service provider of choice for unique offshore installation projects. We envision that the successful execution of this project will provide further opportunities in the future.

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

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Revenues	$12,977	$17,233	$(4,256)	(25)%

The 25 percent decrease in revenues was primarily the result of an overall decline in project activity characterized by a shift in customer demand from product oriented, fixed price contracts to short duration projects utilizing our support services and rental solutions.

Cost of sales and Gross profit

	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Cost of sales	$8,292	$11,396	$(3,104)	(27)%
Gross profit	$4,685	$5,837	$(1,152)	(20)%
Gross profit %	36%	34%	–	2%

The decrease in gross profit was due to incurring lower revenues for the year ended December 31, 2022. The increase in gross profit as a percentage of sales was primarily due to incurring less materials costs and decreases in lower margin passthrough service costs encountered on certain projects for the year ended December 31, 2022.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $496 and $663 for the years ended December 31, 2022 and 2021, respectively. The year-over-year decrease in depreciation was primarily due to certain long-lived assets becoming fully depreciated throughout the year and the sale or disposal of long-lived assets that were non-strategic to the core operations of the business.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Selling, general & administrative	$6,687	$5,892	$795	13%
Selling, general & administrative as a % of revenue	52%	34%	–	18%

The increase in selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2022 was mainly due to incurring costs related the relocation of the Company to a new facility and rebranding the Company from Deep Down, Inc. to Koil Energy Solutions, Inc. The Company also incurred higher administrative payroll costs and charges to stock based compensation during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Asset impairment

For the year ended December 31, 2022, the Company recorded impairment charges of $820 for the impairment of its right-of-use operating lease asset (“ROU asset”) related to the lease for the Beaumont Hwy facility. The impairment was the result of relocating from the Beaumont Hwy facility to the Company’s new Rankin Rd. facility in October 2022.

For the year ended December 31, 2021, no charges were recorded for the impairment of long-lived assets.

Interest expense (income), net

Net interest expense for the year ended December 31, 2022 was $15 compared to net interest expense of $12 for the year ended December 31, 2021. The increase of $3 is due to an increase of interest expense on insurance premium financing for the year ended December 31, 2022.

Other income, net

The Company recorded net other income of $55 during the year ended December 31, 2022, which was primarily related to insurance policyholder dividends.

The Company recorded net other income of $2,869 during the year ended December 31, 2021, which was primarily related to the forgiveness of its two PPP loans and employee retention credits.

Gain/loss on sale of assets

The Company recorded gains of $40 and losses of $76 related to equipment sold by the Company during the years ended December 31, 2022 and December 31, 2021, respectively.

Modified EBITDA

Koil Energy management evaluates Company performance based on a non-US GAAP measure which consists of earnings (net income or loss) available to common stockholders before net interest income, income taxes, depreciation and amortization, non-cash share-based compensation expense, non-cash impairments, non-cash gains or losses on the sale of property, plant and equipment (“PP&E”), other non-cash items and one-time charges (“Modified EBITDA”). This measure may not be comparable to similarly titled measures employed by other companies. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing, or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying consolidated statements of operations.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net income (loss)	$(2,928)	$2,326

Add: Interest expense, net	15	12
Add: Income tax expense	–	112
Add: Depreciation and amortization	682	951
Add: Share-based compensation	90	48
Add: ROU asset impairment	820	–
Add: Relocation costs	504	–
(Deduct) Add: (Gain) loss on sale of asset	(40)	76
Deduct: Forgiveness of PPP loan	–	(2,222)
Deduct: Employee retention credit	–	(650)
Deduct: Reversal of litigation accrual	(100)	–

Modified EBITDA	$(957)	$653

The $1,610 decline in Modified EBITDA was mainly driven by the decrease in revenues and increase in SG&A during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Modified EBITDA for the year ended December 31, 2022 was also impacted by recording a $9 net reversal to the reserve for doubtful accounts receivable for the collection of previously reserved amounts during the year ended December 31, 2021. This is compared to recording a $442 reserve for doubtful accounts receivable during the year ended December 31, 2021.

Liquidity and Capital Resources

As an offshore energy services provider, our revenues, profitability, cash flows, and future rate of growth are generally dependent on the condition of the global oil and gas industry and our customers’ ability to invest capital for offshore exploration, drilling and production, and maintenance of offshore drilling and production facilities. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. At times, we enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts, which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delays in payments by significant customers or delays in the completion of our contracts for any reason. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations, which may require us to raise additional debt or equity capital. There can be no assurance that we could raise additional debt or equity capital.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the fiscal year ended December 31, 2022, the Company reported a decrease of $1,323 in cash. The Company generated $1,189 of net cash from operating activities, primarily driven by a decrease in accounts receivable and other components of working capital. The Company used $2,262 in net cash for investing activities, primarily for leasehold improvements at the Company’s new Rankin Rd. facility. The Company also used $303 in net cash from financing activities, for the repurchase of common stock and principal payments made under its finance lease obligations.

During the fiscal year ended December 31, 2021, the Company reported a decrease of $69 in cash. The Company used $1,067 of net cash from operating activities, primarily driven by an increase in accounts receivable and other components of working capital. The Company also used $113 in net cash for investing activities, primarily for purchases of PP&E. The Company generated $1,111 of net cash from financing activities, from PPP loan proceeds.

The Company remains constructive on increasing tender volume and views this as an opportunity to capitalize on its product, service, and rental offerings to address the subsea distribution and cable management needs of its customers. The reasons for this expected increase are set forth in the “Industry and Executive Outlook” section above. As such, the Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will limit capital investments to concentrate on key growth needs and pursue opportunistic cost containment initiatives, which can include workforce alignment, restricting overhead spending and limiting research and development efforts to only critical items.

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

During the years ended December 31, 2022 and December 31, 2021, the Company conducted assessments of whether impairment indicators were present that indicate the carrying amount of its long-lived asset group might not be recoverable and determined that no such events or changes in circumstances were present.

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed and paid for on a monthly basis. Payment terms for services are usually 30 days from invoice receipt but can increase to 45 or 60 days depending on the customer.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. For the years ended December 31, 2022 and 2021, there were no contracts with terms that extended beyond one year.

Allowance for Doubtful Accounts

The Company provides an allowance on trade receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period.  At December 31, 2022 and 2021, the Company estimated the allowance for doubtful accounts requirement to be $0 and $525, respectively.  Bad debt expense (recovery) totaled $(9) and $442 for the years ended December 31, 2022 and 2021, respectively.

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

The Company’s principal executive and principal financial officer, with assistance from other members of management, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 due to a material weakness in internal control over financial reporting, described below.

Management’s Report on Internal Control Over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Although the internal control over financial reporting was not audited, the Company’s management, including the principal executive and principal financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2022, based on revisions and updates issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to its report entitled “Internal Control-Integrated Framework.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control related to the controls designed to assess the subsequent measurement of our ROU assets based on a newly adopted accounting principle. We believe that these control deficiencies were a result of inadequate risk assessment processes designed to identify and assess indicators for impairment of our ROU assets in accordance with ASC Topic 842. The material weaknesses resulted in an identified misstatement to the financial statements related to the impairment of an ROU asset. There were no changes to previously released financial results. Based on this material weakness, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2022. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our principal executive and principal financial officer has certified that, based on his knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Moss Adams LLP has issued an unqualified opinion on our financial statements, which is included in this Form 10-K.

Remediation. Management implemented measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operate effectively. The remediation actions include: (i) enhancing the Company’s quarterly analysis of impairment indicators for its remaining long-lived assets by including an assessment of impairment indicators for its remaining ROU assets; (ii) improving documentation of underlying internal controls to promote knowledge transfer upon personnel and function changes; and (iii) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2023.

Changes in Internal Control Over Financial Reporting.  Except for the material weakness identified during the fourth quarter of 2022, the Company’s management, with the participation of the principal executive and principal financial officer, have concluded that there were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2022.

Item 9B.	Other Information

Not Applicable

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our directors and executive officer as of December 31, 2022:

Name	Age	Position Held with Koil Energy
Charles K. Njuguna	45	President, Chief Executive Officer, Chief Financial Officer, and Director
Mark Carden	64	Chairman of the Board of Directors
David J. Douglas	59	Director
Neal I. Goldman	78	Director

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

David J. Douglas, Director.

Mr. Douglas joined the Board as an independent director effective April 16, 2019. Mr. Douglas is the Principal of Jamaka Capital Management, LLC, the Company’s largest institutional investor. Mr. Douglas has over 30 years of investment experience as a principal, including 25 years in the family office industry. Mr. Douglas is a graduate of the University of Pennsylvania’s Wharton School earning a BS in Economics, Magna Cum Laude. Mr. Douglas is a member of the Audit Committee and Chairman of the Compensation Committee.

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

Corporate Governance

Code of Ethics

The Company has adopted Codes of Ethical Conduct that apply to all its directors, officers (including its chief executive officer, chief operating officer, controller and any person performing such functions) and employees. These Codes of Ethical Conduct are filed as Exhibits 14.1 and 14.2 to this Report. Copies of the Company’s Codes of Ethical Conduct may also be obtained at the Investors section of the Company’s website, www.koilenergy.com, or by written request addressed to the Corporate Secretary, Koil Energy Solutions, Inc., 1310 Rankin Rd., Houston, TX 77073. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of its code of ethics that apply to the Chief Executive Officer, Vice President of Finance or Controller by posting such information on the Company’s website. Information contained on the website is not part of this Report.

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

Based solely on the Company’s review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors and greater-than ten percent beneficial owners during the year ended December 31, 2022 were satisfied.

Item 11.	Executive Compensation

The following table sets forth information concerning total compensation earned in the years ended December 31, 2022 and 2021 by our Principal Executive Officer (our “Named Officer”).

Summary Compensation Tables for the years ended December 31, 2022 and 2021

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation (1) (2)	Total
Charles K. Njuguna,	2022	$325,000	$–	$69,395	$394,395
President, Chief Executive Officer, and Chief Financial Officer	2021	$323,125	$–	$62,275	$385,400

(1)	Amounts in 2022 represent:

•	Automobile allowances of $19,500 to Mr. Njuguna;
•	Reimbursement of $24,895 to Mr. Njuguna for healthcare premiums; and
•	Payments for vacation not taken in 2021 of $25,000 for Mr. Njuguna.

(2)	Amounts in 2021 represent:

•	Automobile allowances of $19,500 to Mr. Njuguna;
•	Reimbursement of $24,025 to Mr. Njuguna for healthcare premiums; and
•	Payments for vacation not taken in 2020 of $18,750 for Mr. Njuguna.

Narrative Disclosure to Summary Compensation Table

On September 18, 2019, the Company amended the existing employment agreement with Mr. Njuguna for a term of three years, effective September 1, 2019, and subject to automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. On September 1, 2022, Mr. Njuguna’s employment agreement was automatically renewed for another year. The employment agreement provides that Mr. Njuguna receives annual cash compensation of $325,000.

Outstanding Equity Awards

The following table summarizes information with respect to unexercised options for our Named Officer as of December 31, 2022.

	OPTION AWARDS
	Number of securities underlying unexercised options
Name	(#) exercisable	(#) unexercisable	Option exercise price ($)	Option expiration date
Charles K Njuguna	150,000	–	$0.65	9/24/2024

Benefits payable upon change in control

Mr. Njuguna’s employment agreement contains provisions related to a change in control.

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

The following table provides certain information with respect to the 2022 compensation awarded or earned by our Independent Directors who served in such a capacity during the year.

Name	Option Awards ($) (1)(2)	Total
Mark Carden	$18,407	$18,407
David J. Douglas	$18,407	$18,407
Neal I. Goldman	$18,407	$18,407

(1)	On August 11, 2021, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.72 per share. Fair value of these stock options was $0.47 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2021, November 30, 2021, February 28, 2022 and May 31, 2022.

(2)	On October 20, 2022, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.63 per share. Fair value of these stock options was $0.39 per share at the date of grant. Twenty-five percent of the shares vested on each of October 31, 2022, November 30, 2022, February 28, 2023, and the remainder are scheduled to vest on May 31, 2023. In addition to the foregoing, all shares shall vest immediately prior to a change in control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is certain information with respect to beneficial ownership of Common Stock as of March 29, 2023, except as otherwise noted below, by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director as of such date; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Koil Energy as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name	Number of Shares of Common Stock Beneficially Owned		Number of Shares That May Be Acquired By Options Exercisable Within 60 Days	Total	Percent of Outstanding Common Stock (1)

Ronald E. Smith	2,449,383	(2)	–	2,449,383	20.6%
MAZ Capital Advisors, LLC	827,496	(3)	–	827,496	7.0%
Aegis Financial Corporation	798,710	(4)	–	798,710	6.7%

Directors and Executive Officers:
David J. Douglas	1,484,091	(5)	200,000	1,684,091	14.2%
Neal I. Goldman	500,000	(6)	200,000	700,000	5.9%
Charles K. Njuguna	267,350		150,000	417,350	3.5%
Mark Carden	60,980	(7)	200,000	260,980	2.2%
All directors and executive officers as a group (4 persons)	2,312,421		750,000	3,062,421	25.8%

__________________

(1)	The percentages in the table are calculated using the total shares outstanding as of March 30, 2023 or a total of 11,888,202 shares.
(2)	Based on a Schedule 13D filed with the SEC dated November 26, 2019, by Ronald E. Smith, 806 Vista Del Lago Dr., Huffman, TX 77336. This amount includes 710,562 shares held indirectly through an IRA, 930,651 shares directly held by Mr. Smith’s spouse, and 23,071 shares held indirectly by Mr. Smith’s spouse through an IRA. This amount excludes 500,663 shares repurchased by the Company in 2022.

(3)	Based on a Schedule 13D filed with the SEC dated February 21, 2023, by MAZ Partners, LP, 8774 Lakes Boulevard, West Palm Beach, Florida 33412.
(4)	Based on a Schedule 13G/A filed with the SEC dated February 10, 2023, by Aegis Financial Corporation, 6862 Elm Street, Suite 830, McLean, Virginia 22101.
(5)	Based on a Schedule 13D/A filed with the SEC dated September 2, 2022, by Jamaka Capital Management LLC, 3889 Maple Avenue, Dallas, TX 75219.
(6)	Based on a Form 3 filed with the SEC dated April 16, 2019, by Neal I. Goldman, Goldman Capital Management Inc., 767 Third Ave, New York, NY 10017.
(7)	Includes 980 shares held indirectly in retirement and trading accounts owned by Mr. Carden and his wife.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Company’s independent registered public accounting firm is Moss Adams LLP (“Moss Adams”); issuing office is Houston, TX; PCAOB ID: 659. The following table sets forth the aggregate fees billed by Moss Adams for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2022 and 2021 and for other services rendered during those years on behalf of Koil Energy and its subsidiaries:

	Year Ended December 31,
	2022	2021
Audit Fees	$198,750	$195,550
Audit Related Fees	$–	$–
Tax Fees	$72,293	$36,319
All Other Fees	$–	$–

Audit Fees: Consists of fees billed for professional services rendered for the audit of Koil Energy’s consolidated financial statements, the review of interim condensed consolidated financial statements included in quarterly reports, services that are normally provided in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of Koil Energy’s consolidated financial statements and are not reported under “Audit Fees.”

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

KOIL ENERGY SOLUTIONS, INC.

By: /s/ Charles K. Njuguna

Charles K. Njuguna

President, Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer)

Date: March 30, 2023

By: /s/ Trevor Ashurst

Trevor Ashurst

Vice President of Finance

(Principal Accounting Officer)

Date: March 30, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Charles K. Njuguna	President, Chief Executive Officer, and Director	March 30, 2023
Charles K. Njuguna	(Principal Executive Officer)

/s/ Mark Carden	Chairman of the Board of Directors	March 30, 2023
Mark Carden

/s/ David J. Douglas	Director	March 30, 2023
David J. Douglas

/s/ Neal I. Goldman	Director	March 30, 2023
Neal I. Goldman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).
3.1	Articles of Incorporation of Deep Down, Inc., conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Articles of Merger of Deep Down, Inc. and Koil Energy Solutions, Inc. and Agreement and Plan of Merger between Deep Down, Inc. and Koil Energy Solutions, Inc. filed with the Secretary of State of the State of Nevada on February 22, 2022
3.3	Amended and Restated By-Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to our Form 10-K filed on March 30, 2020)
10.1	Building and Land Lease Agreement between W&P Development Corporation, as Landlord, and Deep Down, Inc., as Tenant, dated effective June 1, 2013 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 21, 2013).
10.2†	Employment Agreement, amended dated effective as of September 18, 2019 between Deep Down, Inc. and Charles K. Njuguna (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 24, 2019).
10.4	Commercial Lease Agreement between Wellbore Integrity Solutions, LLC, as Landlord, and Deep Down, Inc., as Tenant, dated effective May 5, 2022 (incorporated by reference from Exhibit 10.4 to our Form 10-K filed on March 29, 2022).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1	Subsidiary list (incorporated by reference from Exhibit 21.1 to our Form 10-K filed on March 30, 2020).
24.1*	Power of Attorney (included on signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President, Chief Executive Officer and Chief Financial Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Vice President of Finance
32.1#	Section 1350 Certification of the President, Chief Executive Officer and Chief Financial Officer
32.2#	Section 1350 Certification of the Vice President of Finance
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

_________________________

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Koil Energy Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Koil Energy Solutions, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Revenue Recognition - Determination of Estimated Costs to Complete for Fixed Price Contracts

As described in Note 3 to the consolidated financial statements, total revenue of approximately $4,941,000 for the year ended December 31, 2022 is generated from fixed price contracts. For the Company’s fixed price contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management’s estimation of total cost at completion is subject to many variables and requires significant judgment. There are many factors which impact management’s estimate, including, but not limited to, the ability to properly execute the engineering, design and fabrication phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity, weather, and level of success in the installation phase.

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

The primary procedures we performed to address this critical audit matter included:

•	Obtained an understanding and evaluated the design of internal controls over the contract management cycle, including those related to the accumulation of the estimated costs to complete a contract,
•	Performed journal entry testing procedures to address the presumed fraud risk over revenue,
•	Obtained executed purchase orders, agreements, and subsequent costs incurred to evaluate the reasonableness of significant assumptions used by management in developing their estimates of costs to complete for a sample of fixed price contracts,
•	Discussed progress of contracts’ completion with management and tested their assertions by performing corroborative inquiries of appropriate project manager,
•	Confirmed contract terms, billings, and estimated completion dates with customers,
•	Tested accuracy and occurrence of the actual cost incurred to date, and
•	Performed a look-back analysis on completed contracts during the year to assess variances between actual and prior year estimated costs to complete.

/s/ Moss Adams LLP

Houston, Texas

March 30, 2023

We have served as the Company’s auditor since 2017.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash	$2,353	$3,676
Accounts receivable, net	2,920	5,929
Employee retention tax credit receivable	650	650
Inventory	202	254
Contract assets	281	352
Right-of-use finance lease assets	275	–
Prepaid expenses and other current assets	204	103
Total current assets	6,885	10,964
Property, plant and equipment, net	3,305	1,727
Intangibles, net	62	38
Right-of-use operating lease assets	6,184	1,861
Other assets	179	136
Total assets	$16,615	$14,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,516	$2,310
Contract liabilities	333	250
Current operating lease liabilities	863	1,306
Current finance lease liabilities	277	–
Total current liabilities	2,989	3,866

Operating lease liability, long-term	6,518	588
Total liabilities	9,507	4,454

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 15,906,010 issued at December 31, 2022 and December 31, 2021	16	16
Additional paid-in capital	73,776	73,686
Treasury stock, 4,017,808 shares at December 31, 2022 and 3,517,145 shares at December 31, 2021, at cost	(3,135)	(2,809)
Accumulated deficit	(63,549)	(60,621)
Total stockholders' equity	7,108	10,272
Total liabilities and stockholders' equity	$16,615	$14,726

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
	(In thousands, except per share amounts)

Revenues	$12,977	$17,233
Cost of sales:
Cost of sales	7,796	10,733
Depreciation expense	496	663
Total cost of sales	8,292	11,396
Gross profit	4,685	5,837
Operating expenses:
Selling, general and administrative	6,687	5,892
Depreciation and amortization	186	288
Right-of-use operating lease asset impairment	820	–
Total operating expenses	7,693	6,180
Operating loss	(3,008)	(343)
Other (income) expense:
Interest expense, net	15	12
Other income, net	(55)	(2,869)
(Gain) loss on sale of property, plant and equipment	(40)	76
Total other (income) expense	(80)	(2,781)
Income (loss) before income tax expense	(2,928)	2,438
Income tax expense	–	112
Net income (loss)	$(2,928)	$2,326

Net income (loss) per share:
Basic	$(0.24)	$0.19
Fully diluted	$(0.24)	$0.19

Weighted-average shares outstanding:
Basic	11,981	12,389
Fully diluted	11,981	12,454

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2020	15,906	$16	$73,638	$(2,809)	$(62,947)	$7,898

Net income	–	–	–	–	2,326	2,326
Share-based compensation	–	–	48	–	–	48

Balance at December 31, 2021	15,906	$16	$73,686	$(2,809)	$(60,621)	$10,272

Net loss	–	–	–	–	(2,928)	(2,928)
Treasury shares purchased	–	–	–	(326)	–	(326)
Share-based compensation	–	–	90	–	–	90

Balance at December 31, 2022	15,906	$16	$73,776	$(3,135)	$(63,549)	$7,108

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(2,928)	$2,326
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	90	48
Depreciation and amortization	682	951
(Gain) loss on sale of property, plant and equipment	(40)	76
Bad debt expense (recovery)	(9)	442
Non-cash lease expense (benefit)	398	(4)
Loss on right-of-use operating lease asset impairment	820	–
Forgiveness of PPP loan	–	(2,222)
Changes in operating assets and liabilities:
Accounts receivable	3,018	(1,721)
Employee retention tax credit receivable	–	(650)
Contract assets	71	(163)
Inventories	52	(67)
Prepaid expenses and other current assets	(103)	33
Other assets	(98)	41
Accounts payable and accrued expenses	(794)	322
Contract liabilities	83	(479)
Net cash provided by (used in) operating activities	1,242	(1,067)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	271	229
Purchases of property, plant and equipment	(2,537)	(355)
Payments received on note receivable	4	13
Net cash used in investing activities	(2,262)	(113)

Cash flows from financing activities:
Proceeds from PPP loan	–	1,111
Repurchase of common shares	(250)	–
Principal payments under finance lease obligations	(53)	–
Net cash provided by (used in) financing activities	(303)	1,111
Change in cash	(1,323)	(69)
Cash, beginning of year	3,676	3,745
Cash, end of year	$2,353	$3,676

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock received in exchange for property, plant and equipment	$76	$–

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dollar and share amounts in the Notes to the Consolidated Financial Statements are in thousands of dollars and shares, unless otherwise indicated, except per share amounts.

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

Koil Energy Solutions, Inc., a Nevada corporation (“Koil Energy Nevada”), and its direct wholly owned subsidiary, Koil Energy Solutions, Inc., a Delaware corporation (“Koil Energy Delaware”, and together with Koil Energy Nevada, “Koil Energy”, “we”, “us” or the “Company”), is an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Koil Energy's core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Koil Energy's experienced professionals can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world. The Company’s broad line of solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field. The Company primarily serves the offshore oil and gas market; however, the Company’s product offerings and service capabilities are based on core competencies that are energy source agnostic and can be applied to additional markets, including offshore wind, offshore wave energy, hydrogen, and liquefied natural gas.

Liquidity

Koil Energy’s cash on hand was $2,353 and working capital was $3,896 as of December 31, 2022. As of December 31, 2021, cash on hand and working capital were $3,676 and $7,098, respectively. The Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, potential sales of PP&E, disciplined capital investments, and securing a credit facility. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will exercise discipline when making capital investments and pursue opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items.

Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Koil Energy for the years ended December 31, 2022 and 2021. All intercompany transactions and balances have been eliminated.

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

Segments

For the years ended December 31, 2022 and 2021, the Company’s operations were organized as one reportable segment.

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

Our financial instruments consist primarily of cash, accounts receivables and payables. The carrying values of cash, accounts receivables, and payables approximated their fair values at December 31, 2022 and 2021 due to their short-term maturities. The carrying values of our notes receivable approximate their fair values at December 31, 2022 and 2021 because the interest rates approximate current market rates.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company provides an allowance on accounts receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. Generally, the Company does not charge interest on past due accounts. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period.  At December 31, 2022 and 2021, the Company estimated the allowance for doubtful accounts requirement to be $0 and $525, respectively. Bad debt expense (recovery) totaled $(9) and $442 for the years ended December 31, 2022 and 2021, respectively.

Concentration of Revenues and Credit Risk

Koil Energy’s revenues are derived from the sale of products and services to customers who participate in the offshore sector of the energy industry. Customers may be similarly affected by economic and other changes in the energy industry. For the year ended December 31, 2022, our five largest customers accounted for 31 percent, 13 percent, 12 percent, 9 percent, and 6 percent of total revenues. For the year ended December 31, 2021, our five largest customers accounted for 44 percent, 13 percent, 11 percent, 6 percent, and 6 percent of total revenues. The loss of one or more of these customers could have a material impact on our results of operations and cash flows.

As of December 31, 2022, three of our customers accounted for 50 percent, 12 percent, and 9 percent of total accounts receivable. As of December 31, 2021, three of our customers accounted for 34 percent, 29 percent, and 10 percent of total accounts receivable.

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

During the years ended December 31, 2022 and December 31, 2021, the Company conducted assessments of whether impairment indicators were present that indicate the carrying amount of its long-lived asset (group) might not be recoverable and determined that no such events or changes in circumstances were present.

Lease Obligations

At the inception of a lease, Koil Energy evaluates the agreement to determine whether the lease will be accounted for as an operating or finance lease. The term of the lease used for such an evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured, and if the contract contains a substantial penalty for failure to renew or extend the lease, it could lead the Company to conclude it has a significant economic incentive to extend the lease beyond the base rental period.

Koil Energy leases land, buildings, and certain equipment under non-cancellable operating leases. The Company leases office, indoor manufacturing, warehouse, and operating space in Houston, Texas and leases storage space in Mobile, Alabama to house its 3,400 metric ton and 3,500 metric ton carousel systems.

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

Share-Based Compensation

We record share-based awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period. Share-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis. At December 31, 2022 and December 31, 2021, the Company’s share-based compensation was in the form of stock options. See further discussion in Note 6.

Earnings or Loss per Common Share

Basic earnings or loss per common share (“EPS”) is calculated by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income or loss by the weighted-average number of common shares and dilutive common stock equivalents (stock options) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if stock options and warrants to purchase common stock were exercised for shares of common stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 “Income Taxes (Topic 740).” ASU No. 2019-12 is effective for fiscal years and interim periods beginning after December 15, 2020. This update simplifies the accounting for income taxes by removing certain exceptions such as the exception to the incremental approach for intra-period tax allocation, the exception to the requirement to recognize a deferred tax liability for equity method investments, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary and the exception to the general methodology for calculating income taxes in an interim period. The adoption of ASU No. 2019-12 did not have a material impact on our financial statements and disclosures.

In November 2019, the FASB issued ASU No. 2019-10 “Financial Instruments—Credit Losses (Topic 326).” The FASB issued this update to extend and simplify how effective dates are staggered between larger public companies and all other entities for the aforementioned major updates. Topic 326 is effective for fiscal years and interim periods beginning after December 15, 2022 for smaller reporting companies. We are currently evaluating the impact of these updates on our financial statements and related disclosures, but at this time, we do not expect a material impact on our financial statements and disclosures.

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

ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and a portion is recorded in cost of sales, and the remainder is recorded in selling, general and administrative expenses. The accounting for some leases may require significant judgment, which includes determining whether a contract contains a lease, determining the incremental borrowing rate to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate, and assessing the likelihood of renewal or termination options and impairment.

For the year ended December 31, 2022, the Company recorded impairment charges of $820 for the impairment of its ROU operating lease asset related to the remaining lease of its former operating facility. The impairment was the result of abandoning the former operating facility to move to the Company’s new operating facility in October 2022.

As of December 31, 2022 and 2021, the Company does not have any subleases.

The following tables present information about our operating leases:

	December 31, 2022	December 31, 2021
Assets:
Right-of-use operating lease assets	$6,184	$1,861

Liabilities:
Current operating lease liabilities	863	1,306
Non-current operating lease liabilities	6,518	588
Total operating lease liabilities	$7,381	$1,894

The components of our operating lease expense were as follows:

	Year Ended December 31,
	2022	2021
Operating lease expense included in cost of sales	$1,238	$1,259
Operating lease expense included in SG&A	172	169
Short term operating lease expense	494	309
Total lease expense	$1,904	$1,737

	December 31, 2022	December 31, 2021
Weighted-average remaining lease terms on operating leases (years)	8.40	1.43
Weighted-average discount rates on operating leases	6.250%	5.374%

The following tables present information about our finance lease:

	December 31, 2022	December 31, 2021
Assets:
Right-of-use finance lease assets	$275	$–

Liabilities:
Current finance lease liabilities	277	–
Non-current finance lease liabilities	–	–
Total finance lease liabilities	$277	$–

The components of our finance lease expense were as follows:

	Year Ended December 31,
	2022	2021
Finance lease expense included in cost of sales	$–	$–
Finance lease expense included in SG&A	106	–
Total finance lease expense	$106	$–

	December 31, 2022	December 31, 2021
Weighted-average remaining lease terms on finance lease (years)	0.03	0.00
Weighted-average discount rates on finance leases	8.230%	0.000%

For the year ended December 31, 2022, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

Years ending December 31,	Operating Leases	Finance Lease
2023	$1,400	$285
2024	967	–
2025	983	–
2026	998	–
Thereafter	6,231	–
Total lease payments	$10,579	$285
Less: Interest	(3,198)	(8)
Present value of lease liabilities	$7,381	$277

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Year Ended December 31,
	2022	2021
Fixed Price Contracts	$4,941	$6,867
Service Contracts	8,036	10,366
Total	$12,977	$17,233

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed and paid for on a monthly basis. Payment terms for services are usually 30 days from invoice receipt but have increased to 45 or 60 days depending on the customer.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. For the years ending 2022 and 2021, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	December 31, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$342	$1,312
Estimated earnings on uncompleted contracts	465	1,485
Gross costs and estimated earnings	807	2,797
Less: Billings to date on uncompleted contracts	(859)	(2,695)
Costs incurred plus estimated earning less billings on uncompleted contracts, net	$(52)	$102

Included in the accompanying consolidated balance sheets under the following captions:
Contract assets	$281	$352
Contract liabilities	(333)	(250)
Costs incurred plus estimated earning less billings on uncompleted contracts	$(52)	$102

The contract asset and liability balances at December 31, 2022 and 2021 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	December 31, 2022	December 31, 2021	Asset Lives
Buildings and improvements	$–	$285	7 - 36 years
Leasehold improvements	2,228	899	2 - 5 years
Equipment	5,698	11,885	2 - 30 years
Furniture, computers and office equipment	180	429	2 - 8 years
Construction in progress	8	60	–
Total property, plant and equipment	8,114	13,558
Less: Accumulated depreciation and amortization	(4,809)	(11,831)
Property, plant and equipment, net	$3,305	$1,727

Depreciation expense included in cost of sales in the accompanying consolidated statements of operations was $496 and $663 for the years ended December 31, 2022 and 2021, respectively. Depreciation expense excluded from cost of sales in the accompanying consolidated statements of operations was $124 and $211 for the years ended December 31, 2022 and 2021, respectively.

Construction in progress represents assets that are not ready for service or are in the construction stage. Assets are depreciated once they are placed into service.

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

In each relevant period, the net income used in the basic and diluted EPS calculations is the same. The following table reconciles the weighted-average basic number of common shares outstanding, and the weighted-average diluted number of common shares deemed outstanding for the purpose of calculating basic and diluted EPS.

	Year Ended December 31,
	2022	2021
Numerator:
Net income (loss)	$(2,928)	$2,326

Denominator:
Weighted average number of common shares outstanding:
Basic	11,981	12,389
Diluted	11,981	12,454

Earnings (loss) per common share outstanding:
Basic	$(0.24)	$0.19
Diluted	$(0.24)	$0.19

At December 31, 2022, there were outstanding options that were vested and exercisable into 725 shares of common stock; however, they have been excluded from the calculation of EPS because their exercise would be anti-dilutive. At December 31, 2021, there were outstanding options that were vested and exercisable into 525 shares of common stock; however, 225 been excluded from the calculation of EPS because their exercise would be anti-dilutive.

NOTE 6: SHARE-BASED COMPENSATION

The following table summarizes the activity of our nonvested stock options for the years ended December 31, 2022 and 2021:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	200	$0.57	4.1
Granted	150	0.72
Vested	(225)	0.58
Outstanding at December 31, 2021	125	$0.74	4.0
Granted	150	0.63
Vested	(200)	0.70
Outstanding at December 31, 2022	75	$0.63	4.8
Exercisable at December 31, 2022	725	$0.63	2.6

For the years ended December 31, 2022 and 2021, we recognized a total of $90 and $48, respectively, of share-based compensation expense related to stock options, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested stock options was $40 and $0 at December 31, 2022 and 2021, respectively. These costs are expected to be recognized as expense over a weighted-average period of 0.41 years.

NOTE 7: TREASURY STOCK

During the year ended December 31, 2022, 500 shares of common stock were purchased in privately negotiated transactions for an aggregate amount of $326. No shares of common stock were purchased during the year ended December 31, 2021. The Company had 4,018 and 3,517 shares of common stock held in treasury as of December 31, 2022 and December 31, 2021, respectively. Treasury shares are accounted for using the cost method.

NOTE 8: INCOME TAXES

Income tax expense is comprised of the following:

	Year Ended December 31,
	2022	2021
Federal:
Current	$–	$92
Deferred	–	20
Total	–	112

State:
Current	–	20
Deferred	–	(20)
Total	–	–
Total income tax expense	$–	$112

Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory income tax rate to loss before income taxes for the reasons set forth below.

	Year Ended December 31,
	2022	2021
Income tax expense (benefit) at federal statutory rate	(21.00)%	21.00%
State tax (benefit) expense, net of federal benefit	(0.01)%	(0.16)%
Valuation allowance	21.10%	(0.38)%
Research and development credits	0.04%	0.48%
Other permanent differences	(0.14)%	0.25%
PPP loan forgiveness	0.00%	(19.13)%
Foreign withholding taxes	0.00%	2.97%
Other, net	0.00%	(0.45)%
Total effective rate	0.01%	4.58%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carry forwards. The tax effects of the temporary differences and carry forwards are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$5,748	$5,191
R&D and other credit carryforwards	637	638
Share-based compensation	803	784
Intangible amortization	–	1
Allowance for bad debt	–	115
Right-of-use operating asset	172	–
Other	(12)	51
Total deferred tax assets	7,348	6,780
Less: valuation allowance	(7,235)	(6,628)
Net deferred tax assets	$113	$152
Deferred tax liabilities:
Depreciation on property and equipment	$(113)	$(152)
Total deferred tax liabilities	(113)	(152)

Net deferred tax position	$–	$–

We have $26,916 of federal and $1,245 of state net operating loss (“NOL”) carry forwards and $637 in research and development and other credits available to offset future taxable income. These federal and state NOLs will expire at various dates through 2034, except for federal NOLs generated in 2018 and subsequent years. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2022. Accordingly, we do not have any accruals for penalties or interest related to our tax returns. Should an examination or audit arise, we would evaluate the need for an accrual and record one, if necessary. Our federal tax returns from the tax years ended December 31, 2018 through December 31, 2021 are open to examination by the Internal Revenue Service.

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is not involved in any material legal proceedings as of the date of these financial statements.

In November 2011, the Company delivered equipment to Aker Solutions, Inc. (“Aker”), but Aker declined to pay the final invoice in the aggregate amount of $270 alleging some warranty items needed to be repaired. The Company made repairs, but Aker continued to claim further work was required. The Company repeatedly attempted to collect on the receivable and ultimately filed suit on November 16, 2012, in the Harris County District Court. Aker subsequently filed a counter claim on March 20, 2013 in the aggregate amount of $1,000 for reimbursement of insurance payments allegedly made for repairs. The parties convened for mediation on March 9, 2022, and on May 9, 2022, the Company and Aker finalized the terms of a definitive settlement agreement with a mutual dismissal with prejudice of all claims by and between them. The Company subsequently reversed a liability accrual of $100, and no liability remained as of December 31, 2022.

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

In addition to the other payments provided for under the Transition Agreement, the Company also agreed to pay Mr. Smith 1.5% of the net sale or lease value of two carousels owned by Company, if such sale or lease occurred prior to December 31, 2021, and subject to certain other conditions. Such carousels were not sold prior to December 31, 2021, and $5 in commissions associated with the lease of the two carousels were paid during the year ended December 31, 2021.

As part of the Transition Agreement, Mr. Smith is bound by certain non-disclosure and confidentiality provisions, and a non-compete and non-hire agreement.

On January 5, 2022, the Company repurchased 234 shares of common stock from Mr. Smith at a total cost of $150. On March 24, 2022, the Company repurchased 119 shares of common stock from Mr. Smith in exchange for several long-lived assets valued at $76 that were non-strategic to the core operations of the business. On June 3, 2022, the Company repurchased 147 shares of common stock from Mr. Smith at a total cost of $100. The price per share used for each transaction was market price, and the average price per share paid to Mr. Smith was $0.65.

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

The Company recognized a $650 employee retention credit as other income on its consolidated statement of operations for the year ended December 31, 2021, and the Company recorded a $650 other receivable balance on its consolidated balance sheet as of December 31, 2021. The Company filed for refunds of the employee retention credits and as of the date of these financial statements, has not received any refunds but expects to receive this balance in full when paid.

NOTE 13: SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

