Form 10-Q
period 2023-03-31
Koil Energy Solutions, Inc.
filed 2023-05-11
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

N/A

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

At May 11, 2023, there were 11,888,202 shares outstanding of Common Stock, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “Koil Energy Solutions, Inc.”, “Koil Energy”, “Company”, “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Koil Energy Solutions, Inc., a Nevada corporation, and its direct and indirect wholly owned subsidiaries.

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

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2022, other periodic and current reports we have filed with the SEC, or this Report.

Access to Filings

Access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed by our executive officers and directors pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (www.koilenergy.com) as soon as reasonably practicable after we, or our executive officers and directors, have filed or furnished such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Report.

i

ii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$1,519	$2,353
Accounts receivable, net	4,304	2,920
Employee retention tax credit receivable	650	650
Inventory	201	202
Contract assets	347	281
Right-of-use finance lease assets	191	275
Prepaid expenses and other current assets	172	204
Total current assets	7,384	6,885
Property, plant and equipment, net	3,232	3,305
Intangibles, net	74	62
Right-of-use operating lease assets	6,077	6,184
Other assets	175	179
Total assets	$16,942	$16,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,135	$1,516
Contract liabilities	1,124	333
Current operating lease liabilities	1,047	863
Current finance lease liabilities	195	277
Total current liabilities	3,501	2,989

Operating lease liability, long-term	6,406	6,518
Total liabilities	9,907	9,507

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 15,906,010 issued at March 31, 2023 and December 31, 2022	16	16
Additional paid-in capital	73,800	73,776
Treasury stock, 4,017,808 shares at March 31, 2023 and December 31, 2022, at cost	(3,135)	(3,135)
Accumulated deficit	(63,646)	(63,549)
Total stockholders' equity	7,035	7,108
Total liabilities and stockholders' equity	$16,942	$16,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share amounts)

Revenues	$3,724	$3,601
Cost of sales:
Cost of sales	1,955	2,051
Depreciation expense	126	136
Total cost of sales	2,081	2,187
Gross profit	1,643	1,414
Operating expenses:
Selling, general and administrative	1,712	1,666
Depreciation and amortization	26	60
Total operating expenses	1,738	1,726
Operating loss	(95)	(312)
Other (income) expense:
Interest expense, net	2	3
Other income, net	–	(2)
Gain on sale of property, plant and equipment	(1)	(54)
Total other (income) expense	1	(53)
Loss before income tax expense	(96)	(259)
Income tax expense	1	5
Net loss	$(97)	$(264)

Net loss per share:
Basic	$(0.01)	$(0.02)
Fully diluted	$(0.01)	$(0.02)

Weighted-average shares outstanding:
Basic	11,888	12,157
Fully diluted	11,888	12,157

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2021	15,906	$16	$73,686	$(2,809)	$(60,621)	$10,272

Net loss	–	–	–	–	(264)	(264)
Treasury shares purchased	–	–	–	(226)	–	(226)
Share-based compensation	–	–	57	–	–	57

Balance at March 31, 2022	15,906	$16	$73,743	$(3,035)	$(60,885)	$9,839

Balance at December 31, 2022	15,906	$16	$73,776	$(3,135)	$(63,549)	$7,108

Net loss	–	–	–	–	(97)	(97)
Share-based compensation	–	–	24	–	–	24

Balance at March 31, 2023	15,906	$16	$73,800	$(3,135)	$(63,646)	$7,035

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(97)	$(264)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	24	57
Depreciation and amortization	152	196
Gain on sale of property, plant and equipment	(1)	(54)
Bad debt recovery	–	(472)
Non-cash lease (benefit) expense	263	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,384)	97
Contract assets	(66)	352
Inventories	1	2
Prepaid expenses and other current assets	32	–
Other assets, net	(8)	(10)
Accounts payable and accrued expenses	(381)	(305)
Contract liabilities	791	(73)
Net cash used in operating activities	(674)	(477)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1	1
Purchases of property, plant and equipment	(79)	(351)
Payments received on note receivable	–	3
Net cash used in investing activities	(78)	(347)

Cash flows from financing activities:
Principal payments under finance lease obligations	(82)	–
Repurchase of common shares	–	(150)
Net cash used in financing activities	(82)	(150)

Change in cash	(834)	(974)
Cash, beginning of period	2,353	3,676
Cash, end of period	$1,519	$2,702

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock received in exchange for property, plant and equipment	$–	$76

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

Basis of Presentation

Unless otherwise indicated, the terms “Koil Energy Solutions, Inc.”, “Koil Energy”, “Company”, “we”, “our” and “us” are used in this Report to refer to Koil Energy Solutions, Inc., a Nevada corporation (“Koil Energy Nevada”), and its directly wholly owned subsidiary, Koil Energy Solutions, Inc., a Delaware corporation (“Koil Energy Delaware”). The accompanying unaudited condensed consolidated financial statements of Koil Energy Solutions, Inc. were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain notes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Organization

In 2022, we changed our name from Deep Down, Inc. to Koil Energy Solutions, Inc. In connection with the name change, our ticker symbol was changed to “KLNG”.

Liquidity

The Company’s cash on hand was $1,519 and working capital was $3,883 as of March 31, 2023. As of December 31, 2022, cash on hand and working capital was $2,353 and $3,896, respectively. The Company does not have a credit facility in place and depends on cash on hand, cash flows from operations, and potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, potential sales of PP&E, and potentially securing a credit facility or similar financing arrangement. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will exercise discipline when making capital investments and pursue opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Koil Energy for the three months ended March 31, 2023 and 2022. All intercompany transactions and balances have been eliminated.

Segments

For the three months ended March 31, 2023 and 2022, the Company’s operations were organized as one reportable segment.

NOTE 2:	LEASES

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases (“ASC Topic 842”). Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, except for short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will initially be measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

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

As of March 31, 2023, the Company does not have any subleases.

Operating Leases

	March 31, 2023	December 31, 2022
Assets:
Right-of-use operating lease assets	$6,077	$6,184

Liabilities:
Current operating lease liabilities	1,047	863
Non-current operating lease liabilities	6,406	6,518
Total operating lease liabilities	$7,453	$7,381

The components of our operating lease expense were as follows:

	Three Months Ended
	March 31,
	2023	2022
Operating lease expense included in cost of sales	$183	$313
Operating lease expense included in selling, general and administrative	56	34
Short term lease expense	68	91
Total lease expense	$307	$438

Remaining operating lease term and discount rate:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease terms on operating leases (years)	8.31	8.40
Weighted-average discount rates on operating leases	6.250%	6.250%

Finance Lease

	March 31, 2023	December 31, 2022
Assets:
Right-of-use finance lease assets	$191	$275

Liabilities:
Current finance lease liabilities	$195	$277

The component of our finance lease expense was as follows:

	Three Months Ended
	March 31,
	2023	2022
Finance lease expense included in selling, general and administrative	87	–
Total lease expense	$87	$–

Remaining finance lease term and discount rate:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease terms on finance lease (years)	0.02	0.03
Weighted-average discount rates on finance leases	8.230%	8.230%

During the three months ended March 31, 2023, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

	Operating Leases	Finance Lease
April 1, 2023 - March 31, 2024	$1,589	$199
April 1, 2024 - March 31, 2025	972	–
April 1, 2025 - March 31, 2026	986	–
April 1, 2027 - March 31, 2028	1,003	–
Thereafter	5,977	–
Total lease payments	$10,527	$199
Less: Interest	(3,074)	(4)
Present value of lease liabilities	$7,453	$195

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2023	2022
Fixed Price Contracts	$1,414	$1,684
Service Contracts	2,310	1,917
Total	$3,724	$3,601

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At March 31, 2023 and December 31, 2022, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	March 31, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$547	$342
Estimated earnings on uncompleted contracts	282	465
Gross costs and estimated earnings	829	807
Less: Billings to date on uncompleted contracts	(1,606)	(859)
Costs incurred plus estimated earning less billings on uncompleted contracts, net	$(777)	$(52)

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$347	$281
Contract liabilities	(1,124)	(333)
Costs incurred plus estimated earning less billings on uncompleted contracts	$(777)	$(52)

The contract asset and liability balances at March 31, 2023 and December 31, 2022 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2023	December 31, 2022	Range of Asset Lives
Leasehold improvements	$2,247	$2,228	2 - 5 years
Equipment	5,752	5,698	2 - 30 years
Furniture, computers and office equipment	180	180	2 - 8 years
Construction in progress	–	8	–

Total property, plant and equipment	8,179	8,114
Less: Accumulated depreciation and amortization	(4,947)	(4,809)
Property, plant and equipment, net	$3,232	$3,305

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. During the three months ended March 31, 2023 and 2022, the Company recognized a total of $24 and $57 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested stock options was $16 and $40 at March 31, 2023 and December 31, 2022, respectively. These costs are expected to be recognized as expenses over a weighted-average period of 0.17 years.

NOTE 6:	TREASURY STOCK

No shares of common stock were purchased during the three months ended March 31, 2023. During the three months ended March 31, 2022, 354 shares of common stock were purchased for an aggregate amount of $226 in a privately negotiated transaction. Treasury shares are accounted for using the cost method. See further discussion in Note 10.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At March 31, 2023 and December 31, 2022, management has recorded a full deferred tax asset valuation allowance.

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

	Three Months Ended
	March 31,
	2023	2022
Weighted average common shares outstanding - basic	11,888	12,157
Dilutive effect of common stock equivalents	–	–
Weighted average common shares outstanding - diluted	11,888	12,157

NOTE 10:	RELATED PARTY TRANSACTIONS

On January 5, 2022, the Company repurchased 235 shares of common stock from Mr. Ronald Smith, our former CEO, at a total cost of $150. On March 24, 2022, the Company repurchased 119 shares of common stock from Mr. Smith in exchange for several long-lived assets valued at $76 that were non-strategic to the core operations of the business. The price per share used for each transaction was market price, and the average price per share paid to Mr. Smith was $0.64.

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

The Company recognized a $650 employee retention credit as other income on its condensed consolidated statement of operations for the year ended December 31, 2021, and the Company has a $650 employee retention tax credit receivable balance recorded on its consolidated balance sheet as of March 31, 2023. The Company filed for refunds of the employee retention credits and as of the date of this Quarterly Report on Form 10-Q, has not received any refunds.

NOTE 12:          SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the condensed consolidated financial statements were filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except per share amounts)

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of Koil Energy’s results of operations and financial condition. This information should be read in conjunction with the Company’s audited historical consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and which is available on the SEC’s website, and the Company’s unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

General

Koil Energy is an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Koil Energy's core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Koil Energy's experienced professionals can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world. The Company’s broad line of solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field. The Company primarily serves the offshore oil and gas market; however, the Company’s product offerings and service capabilities are based on core competencies that are indifferent to energy source and can be applied to additional markets, including offshore wind, offshore wave energy, hydrogen, and liquefied natural gas.

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

We believe that our first quarter results reflect the positive trends in offshore activity. We have recently seen an increase in bidding activity and execution of contract awards this year as operators execute their offshore agendas. We suspect that the combination of OPEC+’s current stance to reduce production, underperforming US shale production, and limited non-OPEC+ production capacity will encourage increased investment to bring balance to the markets, especially in the offshore arena. Our participation in this supply-led upcycle is essential for our business to achieve a sustained level of growth.

Last year, we crossed several major milestones when we relocated our business and rebranded our company. We have received positive feedback from our customers regarding both the move and rebranding and plan to build off this momentum to further enhance our growth prospects.

Our growth efforts are concentrated on further developing the systems, technology, and techniques that address the critical needs of our customers. We are focused on becoming the premier provider of integrated subsea distribution systems instead of just serving as a provider of the individual components. We have previously realized success with this strategy and have identified some opportunities to pursue on a systematic basis. This approach will also necessitate the development of new equipment and associated services that straddle both traditional oil and gas sources as well as renewable energy sources, and our product development team is already hard at work making progress toward these goals.

Further details will be provided in due course as we work with our team to accomplish our vision of having the most experienced, professional and dependable team, who seek to develop the most innovative solutions, including the most efficient and reliable equipment, with the ultimate goal of providing best-in-class returns for our shareholders.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Revenues	$3,724	$3,601	$123	3%

The 3 percent increase in revenues was primarily the result of heightened offshore project activity led by customer demand for our support services and rental solutions.

Cost of Sales

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Cost of sales	$2,081	$2,187	$(106)	(5)%
Gross profit	$1,643	$1,414	$229	16%
Gross profit %	44%	39%	–	5%

The increase in gross profit and gross profit percentage was due to higher revenues and decreases in rent expense for the three months ended March 31, 2023.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $126 and $136 for the three months ended March 31, 2023 and 2022, respectively.  The comparative decrease in depreciation was primarily due to the sale of several long-lived assets that were non-strategic to the core operations of the business.

Selling, general and administrative expenses

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$	%
Selling, general & administrative	$1,712	$1,666	$46	3%
Selling, general & administrative as a % of revenue	46%	46%	–	0%

The increase in selling, general and administrative (“SG&A”) was primarily due to increased research and development expense as well as rental expense related to the Company’s short-term furniture lease.

Gain on sale of assets

During the three months ended March 31, 2023, gain on sales of assets was approximately $1 and related to equipment sold by the Company. During the three months ended March 31, 2022, gain on sales of assets was approximately $54 and primarily related to equipment sold by the Company in exchange for common shares of the Company.

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

The following is a reconciliation of net loss to Modified EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(97)	$(264)

Add: Interest expense, net	2	3
Add: Income tax expense	1	5
Add: Depreciation and amortization	152	196
Add: Share-based compensation	24	57
Deduct: Gain on sale of asset	(1)	(54)
Add: Relocation costs	9	–

Modified EBITDA (loss)	$90	$(57)

The $147 increase in Modified EBITDA was primarily due to the increase in support services revenues and decrease in cost of sales during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

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

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the three months ended March 31, 2023, the Company reported an $834 decrease in cash. The Company used $674 in net cash for operating activities, primarily driven by an increase in accounts receivable and other components of working capital. The Company used $78 in net cash for investing activities, primarily to fund capital expenditures. The Company also used $82 in net cash for financing activities, primarily for principal payments made under its finance lease obligations.

During the three months ended March 31, 2022, the Company used $477 in net cash for operating activities, primarily driven by a decrease in accounts payable and other components of working capital. The Company used $347 in net cash for investing activities, primarily to fund capital expenditures. The Company also used $150 in net cash for financing activities for the repurchase of common stock, which resulted in a $974 decrease in cash for the period.

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

Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting policies and estimates.

Allowance for Doubtful Accounts

The Company provides an allowance on trade receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At March 31, 2023 and December 31, 2022, the Company estimated the allowance for doubtful accounts requirement to be $0. There were no charges to bad debt expense during the quarter ended March 31, 2023, and the Company recorded a credit to bad debt expense totaling $78 due to payments received on certain previously reserved balances during the quarter ended March 31, 2022.

Recently Issued Accounting Standards

Refer to Note 1 in Part II. Item 8. “Financial Statements and Supplemental Data,” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Changes in Internal Control Over Financial Reporting

With the exception of the remediation plan, the Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the three months March 31, 2023.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2023.

PART II. – OTHER INFORMATION

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
(Registrant)

Date: May 11, 2023
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

