Form 10-Q
period 2023-06-30
Koil Energy Solutions, Inc.
filed 2023-08-08
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

At August 8, 2023, there were 11,888,202 shares outstanding of Common Stock, par value $0.001 per share.

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

i

ii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$2,347	$2,353
Accounts receivable, net	3,660	2,920
Employee retention tax credit receivable	650	650
Inventory	195	202
Contract assets	54	281
Right-of-use finance lease assets	109	275
Prepaid expenses and other current assets	355	204
Total current assets	7,370	6,885
Property, plant and equipment, net	3,092	3,305
Intangibles, net	74	62
Right-of-use operating lease assets	5,971	6,184
Other assets	226	179
Total assets	$16,733	$16,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,576	$1,516
Contract liabilities	940	333
Current operating lease liabilities	1,194	863
Current finance lease liabilities	112	277
Total current liabilities	3,822	2,989

Operating lease liability, long-term	6,293	6,518
Total liabilities	10,115	9,507

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 15,906,010 issued at June 30, 2023 and December 31, 2022	16	16
Additional paid-in capital	73,816	73,776
Treasury stock, 4,017,808 shares at June 30, 2023 and December 31, 2022, at cost	(3,135)	(3,135)
Accumulated deficit	(64,079)	(63,549)
Total stockholders' equity	6,618	7,108
Total liabilities and stockholders' equity	$16,733	$16,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)

Revenues	$3,508	$3,499	$7,232	$7,100
Cost of sales:
Cost of sales	2,233	1,901	4,189	3,951
Depreciation	127	117	253	253
Total cost of sales	2,360	2,018	4,442	4,204
Gross profit	1,148	1,481	2,790	2,896
Operating expenses:
Selling, general and administrative	1,542	1,419	3,253	3,087
Depreciation and amortization	27	56	53	116
Total operating expenses	1,569	1,475	3,306	3,203
Operating income (loss)	(421)	6	(516)	(307)
Other expense (income):
Interest expense, net	2	3	4	5
Other expense (income), net	7	(50)	7	(52)
Gain on sale of property, plant and equipment	(1)	(134)	(2)	(188)
Total other expense (income)	8	(181)	9	(235)
Income (loss) before income tax expense	(429)	187	(525)	(72)
Income tax expense	4	10	5	15
Net income (loss)	$(433)	$177	$(530)	$(87)

Net income (loss) per share:
Basic	$(0.04)	$0.01	$(0.04)	$(0.01)
Fully diluted	$(0.04)	$0.01	$(0.04)	$(0.01)

Weighted-average shares outstanding:
Basic	11,888	11,992	11,888	12,074
Fully diluted	11,888	12,057	11,888	12,136

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at March 31, 2023	15,906	$16	$73,800	$(3,135)	$(63,646)	$7,035

Net loss	–	–	–	–	(433)	(433)
Share-based compensation	–	–	16	–	–	16

Balance at June 30, 2023	15,906	$16	$73,816	$(3,135)	$(64,079)	$6,618

Balance at December 31, 2022	15,906	$16	$73,776	$(3,135)	$(63,549)	7,108

Net loss	–	–	–	–	(530)	(530)
Share-based compensation	–	–	40	–	–	40

Balance at June 30, 2023	15,906	$16	$73,816	$(3,135)	$(64,079)	$6,618

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at March 31, 2022	15,906	$16	$73,743	$(3,035)	$(60,885)	$9,839

Net income	–	–	–	–	177	177
Treasury shares purchased	–	–	–	(100)	–	(100)
Share-based compensation	–	–	14	–	–	14

Balance at June 30, 2022	15,906	$16	$73,757	$(3,135)	$(60,708)	$9,930

Balance at December 31, 2021	15,906	$16	$73,686	$(2,809)	$(60,621)	10,272

Net loss	–	–	–	–	(87)	(87)
Treasury shares purchased	–	–	–	(326)	–	(326)
Share-based compensation	–	–	71	–	–	71

Balance at June 30, 2022	15,906	$16	$73,757	$(3,135)	$(60,708)	$9,930

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(530)	$(87)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	40	71
Depreciation and amortization	306	369
Gain on sale of property, plant and equipment	(2)	(188)
Bad debt expense (recovery)	1	(133)
Non-cash lease expense (benefit)	485	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	(741)	1,346
Contract assets	227	345
Inventories	7	(13)
Prepaid expenses and other current assets	(151)	(149)
Other assets, net	(71)	(44)
Accounts payable and accrued expenses	59	(585)
Contract liabilities	608	(144)
Net provided by operating activities	238	780

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2	184
Purchases of property, plant and equipment	(82)	(955)
Payments received on note receivable	–	4
Net cash used in investing activities	(80)	(767)

Cash flows from financing activities:
Principal payments under finance lease obligations	(164)	–
Repurchase of common shares	–	(250)
Net cash used in financing activities	(164)	(250)
Change in cash	(6)	(237)
Cash, beginning of period	2,353	3,676
Cash, end of period	$2,347	$3,439

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock received in exchange for property, plant and equipment	$–	$76

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Liquidity

The Company’s cash on hand was $2,347 and working capital was $3,548 as of June 30, 2023. As of December 31, 2022, cash on hand and working capital was $2,353 and $3,896, respectively. The Company generally depends on cash on hand, cash flows from operations, and potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company will exercise discipline when making capital investments and pursue opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items. Additionally, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell up to $4,500 of its accounts receivable and other rights to payment to Amegy. The Company has not sold any accounts receivable to Amegy as of June 30, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Koil Energy for the three and six months ended June 30, 2023 and 2022. All intercompany transactions and balances have been eliminated.

Segments

For the three and six months ended June 30, 2023 and 2022, the Company’s operations were organized as one reportable segment.

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

For the year ended December 31, 2022, the Company recorded impairment charges of $820 for the impairment of its ROU operating lease asset related to the remaining lease of its former operating facility. The impairment was the result of abandoning the former operating facility to move to the Company’s current operating facility in October 2022.

As of June 30, 2023, the Company does not have any subleases.

Operating Leases

	June 30, 2023	December 31, 2022
Assets:
Right-of-use operating lease assets	$5,971	$6,184

Liabilities:
Current operating lease liabilities	1,194	863
Non-current operating lease liabilities	6,293	6,518
Total operating lease liabilities	$7,487	$7,381

The components of our operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease expense included in cost of sales	$182	$311	$365	$624
Operating lease expense included in selling, general and administrative	55	24	111	58

Short term lease expense	76	129	144	220
Total lease expense	$313	$464	$620	$902

Remaining operating lease term and discount rate:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease terms on operating leases (years)	9.316	8.713
Weighted-average discount rates on operating leases	7.994%	7.694%

Finance Lease

	June 30, 2023	December 31, 2022
Assets:
Right-of-use finance lease assets	$109	$275

Liabilities:
Current finance lease liabilities	$112	$277

The component of our finance lease expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Finance lease expense included in selling, general and administrative	85	–	172	–
Total lease expense	$85	$–	$172	$–

Remaining finance lease term and discount rate:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease terms on finance lease (years)	0.333	0.833
Weighted-average discount rates on finance leases	8.230%	8.230%

During the three and six months ended June 30, 2023, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

	Operating Leases	Finance Lease
	(In thousands)
July 1, 2023 - June 30, 2024	$1,730	$114
July 1, 2024 - June 30, 2025	977	–
July 1, 2025 - June 30, 2026	989	–
July 1, 2026 - June 30, 2027	1,008	–
Thereafter	5,723	–
Total lease payments	$10,427	$114
Less: Interest	(2,940)	(2)
Present value of lease liabilities	$7,487	$112

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fixed Price Contracts	$1,500	$745	$2,915	$2,429
Service Contracts	2,008	2,754	4,317	4,671
Total	$3,508	$3,499	$7,232	$7,100

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At June 30, 2023 and December 31, 2022, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	June 30, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$796	$342
Estimated earnings on uncompleted contracts	364	465
Gross costs and estimated earnings	1,160	807
Less: Billings to date on uncompleted contracts	(2,046)	(859)
Costs incurred plus estimated earning less billings on uncompleted contracts, net	$(886)	$(52)

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$54	$281
Contract liabilities	(940)	(333)
Costs incurred plus estimated earning less billings on uncompleted contracts	$(886)	$(52)

The contract asset and liability balances at June 30, 2023 and December 31, 2022 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2023	December 31, 2022	Range of Asset Lives
Leasehold improvements	$2,247	$2,228	2 - 5 years
Equipment	5,752	5,698	2 - 30 years
Furniture, computers and office equipment	180	180	2 - 8 years
Construction in progress	–	8	–
Total property, plant and equipment	8,179	8,114
Less: Accumulated depreciation and amortization	(5,087)	(4,809)
Property, plant and equipment, net	$3,092	$3,305

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. During the three and six months ended June 30, 2023, the Company recognized a total of $16 and $40 of share-based compensation expense, respectively. During the three and six months ended June 30, 2022, the Company recognized a total of $14 and $71 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested stock options was zero and $40 at June 30, 2023 and December 31, 2022, respectively.

NOTE 6:	TREASURY STOCK

No shares of common stock were purchased during the three and six months ended June 30, 2023. During the three months ended June 30, 2022, 147 shares of common stock were purchased for an aggregate amount of $100 in a privately negotiated transaction. During the six months ended June 30, 2022, 501 shares of common stock were purchased for an aggregate amount of $326 in a privately negotiated transaction. Treasury shares are accounted for using the cost method. See further discussion in Note 10.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At June 30, 2023 and December 31, 2022, management has recorded a full deferred tax asset valuation allowance.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	11,888	11,992	11,888	12,074
Dilutive effect of common stock equivalents	–	65	–	62
Weighted average common shares outstanding - diluted	11,888	12,057	11,888	12,136

NOTE 10:	RELATED PARTY TRANSACTIONS

On January 5, 2022, the Company repurchased 235 shares of common stock from Mr. Ronald Smith, the Company’s founder, at a total cost of $150. On March 24, 2022, the Company repurchased 119 shares of common stock from Mr. Smith in exchange for several long-lived assets that were non-strategic to the core operations of the business. On June 3, 2022, the Company repurchased 147 shares of common stock from Mr. Smith at a total cost of $100. The price per share used for each transaction was market price, and the average price per share paid to Mr. Smith was $0.65.

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

The Company recognized a $650 employee retention credit as other income on its condensed consolidated statement of operations for the year ended December 31, 2021, and the Company has a $650 employee retention tax credit receivable balance recorded on its consolidated balance sheet as of June 30, 2023. The Company filed for refunds of the employee retention credits and as of the date of this Quarterly Report on Form 10-Q, has not received any refunds.

NOTE 12:	PURCHASE AND SALE AGREEMENT/SECURITY AGREEMENT

On May 24, 2023, Koil Energy entered into a Purchase and Sale Agreement/Security Agreement (“Factoring Agreement”) with Amegy, which provides for the Company from time to time to sell its accounts receivable and other rights to payment to Amegy. Amegy has the right to approve or reject future accounts receivable or other rights to payment proposed for sale under the Factoring Agreement in its sole discretion.

The purchase price for the receivables shall be the gross amount of the invoice minus the discount. The “discount” means 15% of the gross amount of an invoice that is generated by the rendering of services or selling of goods on a time and materials basis, and 25% of the gross amount of an invoice that is generated by the rendering of services or selling of goods on a milestone billing basis.

Amegy shall have the right to charge back any receivable to Koil Energy, and Koil Energy shall have the obligation to repurchase such receivable, if (a) the receivable is not paid to Amegy within 90 days from the invoice date, at which time it will be deemed to be in dispute, (b) any dispute arises with respect to such receivable, (c) Koil Energy or Amegy discovers or determines that any representation or warranty made by Koil Energy in the Factoring Agreement or in any document executed in connection with the Factoring Agreement (the “Purchase Documents”) is false or misleading, or (d) Koil Energy breaches any covenant or agreement contained in the Factoring Agreement or in any Purchase Document or is otherwise in default thereof.

The receivables sold shall bear interest at a rate equal to the Wall Street Journal Prime Rate (“Prime Rate”) plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of the Factoring Agreement.

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

Industry and Executive Outlook

The energy services industry is dependent on the capital and operating expenditure programs of energy companies. The decision for operators to cut back or accelerate their exploration, drilling, and production operations is substantially driven by the overall condition of the energy industry. Particularly, the oil and gas industry has historically been characterized by fluctuations in commodity prices, which are driven by a variety of market forces. Nonetheless, we sustain our viewpoint that the combination of OPEC+’s current stance to restrain production, limited non-OPEC+ production capacity, and limited US (shale) reinvestment could encourage increased investment to bring balance to the markets, including in the offshore arena. Our participation in this supply-driven cycle is essential for our business to achieve a sustained level of growth.

Our growth efforts are concentrated on further developing the systems, technology, and techniques that address the critical needs of our customers. Our second-quarter 2023 results fell short of our expectations, but we maintain a constructive outlook as we focus on achieving our goal of becoming the premier provider of integrated subsea distribution systems instead of just serving as a provider of the individual components. We have started to realize success with this strategy. Earlier this year, we announced the receipt of an award for the provision of 70+ Multi Quick Connect plates, which are critical pieces of subsea infrastructure used to enable the transfer of different fluids between subsea systems that will be qualified for 20,000 psi applications. Most recently, we announced in July the receipt of several contract awards involving the design, engineering, and manufacturing of hose and steel tube flying leads and electrical and hydraulic distribution manifolds for various locations in the Gulf of Mexico. Our goal is to build on this recent success and identify additional opportunities to pursue on a systematic basis. This approach will also necessitate the development of new equipment and associated services that straddle both traditional oil and gas sources as well as renewable energy sources, and our product development team is currently hard at work making progress toward these goals.

During the second quarter of 2023, we also entered into a factoring agreement with Amegy Bank, which provides for the Company from time to time to sell up to $4,500 of its accounts receivable to Amegy. This agreement provides the Company with additional access to capital, should the need arise, as some of these fixed-price contracts may require significant lead time and investment.

We look forward to sharing additional details in due course as we work with our team to accomplish our vision of having the most experienced, professional, and dependable team, who seek to develop the most innovative solutions, including the most efficient and reliable equipment, with the ultimate goal of providing best-in-class returns for our stockholders.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Revenues	$3,508	$3,499	$9	0.3%

Revenues for the three months ended June 30, 2023 were consistent when compared to revenues for the three months ended June 30, 2023.

Cost of Sales

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Cost of sales	$2,360	$2,018	$342	17%
Gross profit	$1,148	$1,481	$(333)	(22)%
Gross profit %	33%	42%	–	(9)%

The decrease in gross profit and gross profit percentage was primarily due to a higher mix of product-oriented, fixed priced projects involving an increase in material costs during the three months ended June 30, 2023.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $127 and $117 for the three months ended June 30, 2023 and 2022, respectively.  The comparative increase in depreciation was primarily due to leasehold improvements made at the Company’s operating facility.

Selling, general and administrative expenses

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Selling, general & administrative	$1,542	$1,419	$123	9%
Selling, general & administrative as a % of revenue	44%	41%	–	3%

The increase in selling, general and administrative (“SG&A”) was primarily due to increased research and development expense and rental expense related to the Company’s short-term lease for furniture at the Company’s operating facility.

Gain on sale of assets

Gain on sales of assets was approximately $1 and $134 during the three months ended June 30, 2023 and June 30, 2022, respectively, and primarily related to non-essential equipment sold by the Company.

Modified EBITDA

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022
Net income (loss)	$(433)	$177

Add: Interest expense, net	2	3
Add: Income tax expense	4	10
Add: Depreciation and amortization	154	173
Add: Share-based compensation	16	14
Add: Relocation costs	–	29
Deduct: Gain on sale of asset	(1)	(134)
Deduct: Reversal of lititgation accrual	–	(100)

Modified EBITDA (loss)	$(258)	$172

The $430 decrease in Modified EBITDA was primarily driven by an increase in product-oriented, fixed priced projects involving an increase in material costs during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Revenues	$7,232	$7,100	$132	2%

The 2 percent increase in revenues was primarily driven by an increase in product oriented, fixed price contracts offset by a decrease in short duration projects utilizing our support services and rental solutions.

Cost of Sales

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Cost of sales	$4,442	$4,204	$238	6%
Gross profit	$2,790	$2,896	$(106)	(4)%
Gross profit %	39%	41%	–	(2)%

The decrease in gross profit and gross profit percentage was primarily due to a higher mix of product-oriented, fixed priced projects involving an increase in material costs during the six months ended June 30, 2023.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $253 for both the six months ended June 30, 2023 and 2022.

Selling, general and administrative expenses

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Selling, general & administrative	$3,253	$3,087	$166	5%
Selling, general & administrative as a % of revenue	45%	43%	–	2%

The increase in SG&A was primarily due to increased research and development expense and rental expense related to the Company’s short-term lease for furniture at the Company’s operating facility.

Gain on sale of assets

Gain on sales of assets was approximately $2 and $188 during the six months ended June 30, 2023 and June 30, 2022, respectively, and primarily related to non-essential equipment sold by the Company.

Modified EBITDA

The following is a reconciliation of net loss to Modified EBITDA for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Net loss	$(530)	$(87)

Add: Interest expense, net	4	5
Add: Income tax expense	5	15
Add: Depreciation and amortization	306	369
Add: Share-based compensation	40	71
Add: Relocation costs	9	29
Deduct: Gain on sale of asset	(2)	(188)
Deduct: Reversal of lititgation accrual	–	(100)

Modified EBITDA (loss)	$(168)	$114

The $282 decrease in Modified EBITDA was primarily driven by an increase in product-oriented, fixed priced projects involving an increase in material costs during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

As an offshore energy services provider, our revenues, profitability, cash flows, and future rate of growth are generally dependent on the condition of the global oil and gas industry and our customers’ ability to invest capital for offshore exploration, drilling and production, and maintenance of offshore drilling and production facilities. Oil and gas prices and the level of offshore drilling and production activity have historically been characterized by significant volatility. At times, we enter into large, fixed-price contracts which may require significant lead time and investment. A decline in offshore drilling and production activity could result in lower contract volume or delays in significant contracts, which could negatively impact our earnings and cash flows. Our earnings and cash flows could also be negatively affected by delays in payments by significant customers or delays in the completion of our contracts for any reason. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. As such, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for us from time to time to sell up to $4,500 of our accounts receivable and other payment rights to Amegy. We have not sold any accounts receivable to Amegy as of June 30, 2023.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the six months ended June 30, 2023, the Company reported a $6 decrease in cash. The Company generated $238 of net cash from operating activities, primarily driven by non-cash movements of $830, which includes items such as non-cash lease expense, gain on disposal of property, plant and equipment, share-based compensation, and depreciation and amortization. This was partially offset by changes in operating assets and liabilities of $62 and a net loss of $530. The Company used $80 in net cash for investing activities, primarily to fund capital expenditures. The Company also used $164 in net cash for financing activities, primarily for principal payments made under its finance lease obligations.

During the six months ended June 30, 2022, the Company generated $780 of net cash from operating activities primarily driven by $756 of cash inflows resulting from changes in operating assets and liabilities and $111 of non-cash movements, offset by a net loss of $87. The Company used $767 of net cash in investing activities, primarily to fund capital expenditures. The Company also used $250 of net cash in financing activities for the repurchase of common stock, which resulted in a $237 decrease in cash for the period.

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

Allowance for Doubtful Accounts

The Company provides an allowance on trade receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At June 30, 2023 and December 31, 2022, the Company estimated the allowance for doubtful accounts requirement to be $0. The Company recorded no charges and a $1 charge to bad debt expense during the three and six months ended June 30, 2023, respectively. The Company recorded a credit to bad debt expense totaling $55 and $133 during the three and six months ended June 30, 2022, respectively, due to payments received on certain previously reserved balances.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Changes in Internal Control Over Financial Reporting

With the exception of the remediation plan, the Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the six months ended June 30, 2023.

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

Date: August 8, 2023
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

