Form 10-Q
period 2023-09-30
Koil Energy Solutions, Inc.
filed 2023-11-13
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

At November 9, 2023, there were 11,888,202 shares outstanding of Common Stock, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “Koil Energy Solutions, Inc.,” “Koil Energy,” “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Koil Energy Solutions, Inc., a Nevada corporation, and its direct and indirect wholly owned subsidiaries.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$1,132	$2,353
Accounts receivable, net	5,502	2,920
Employee retention tax credit receivable	669	650
Inventory	172	202
Contract assets	136	281
Prepaid expenses and other current assets	477	204
Total current assets	8,088	6,885
Property, plant and equipment, net	3,098	3,305
Intangibles, net	74	62
Right-of-use finance lease assets	71	275
Right-of-use operating lease assets	5,865	6,184
Other assets	223	179
Total assets	$17,419	$16,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,501	$1,516
Contract liabilities	1,747	333
Current operating lease liabilities	448	863
Current finance lease liabilities	39	277
Total current liabilities	4,735	2,989

Operating lease liability, long-term	6,177	6,518
Finance lease liability, long-term	23	–
Total liabilities	10,935	9,507

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 15,906,010 issued at September 30, 2023 and December 31, 2022	16	16
Additional paid-in capital	73,825	73,776
Treasury stock, 4,017,808 shares at September 30, 2023 and December 31, 2022, at cost	(3,135)	(3,135)
Accumulated deficit	(64,222)	(63,549)
Total stockholders' equity	6,484	7,108
Total liabilities and stockholders' equity	$17,419	$16,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)

Revenues	$4,107	$2,257	$11,338	$9,357
Cost of sales:
Cost of sales	2,605	1,875	6,793	5,827
Depreciation	128	113	381	366
Total cost of sales	2,733	1,988	7,174	6,193
Gross profit	1,374	269	4,164	3,164
Operating expenses:
Selling, general and administrative	1,555	1,644	4,807	4,730
Depreciation and amortization	27	48	80	164
Total operating expenses	1,582	1,692	4,887	4,894
Operating loss	(208)	(1,423)	(723)	(1,730)
Other expense (income):
Interest (income) expense, net	(7)	5	(3)	10
Other income, net	(61)	–	(53)	(52)
Loss (gain) on sale of property, plant and equipment	–	147	(2)	(41)
Total other expense (income)	(68)	152	(58)	(83)
Loss before income tax expense	(140)	(1,575)	(665)	(1,647)
Income tax expense	3	4	8	19
Net loss	$(143)	$(1,579)	$(673)	$(1,666)

Net loss per share:
Basic	$(0.01)	$(0.13)	$(0.06)	$(0.14)
Fully diluted	$(0.01)	$(0.13)	$(0.06)	$(0.14)

Weighted-average shares outstanding:
Basic	11,888	11,888	11,888	12,012
Fully diluted	11,888	11,888	11,888	12,012

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at June 30, 2023	15,906	$16	$73,816	$(3,135)	$(64,079)	$6,618

Net loss	–	–	–	–	(143)	(143)
Share-based compensation	–	–	9	–	–	9

Balance at September 30, 2023	15,906	$16	$73,825	$(3,135)	$(64,222)	$6,484

Balance at December 31, 2022	15,906	$16	$73,776	$(3,135)	$(63,549)	7,108

Net loss	–	–	–	–	(673)	(673)
Share-based compensation	–	–	49	–	–	49

Balance at September 30, 2023	15,906	$16	$73,825	$(3,135)	$(64,222)	$6,484

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at June 30, 2022	15,906	$16	$73,757	$(3,135)	$(60,708)	$9,930

Net loss	–	–	–	–	(1,579)	(1,579)

Balance at September 30, 2022	15,906	$16	$73,757	$(3,135)	$(62,287)	$8,351

Balance at December 31, 2021	15,906	$16	$73,686	$(2,809)	$(60,621)	10,272

Net loss	–	–	–	–	(1,666)	(1,666)
Treasury shares purchased	–	–	–	(326)	–	(326)
Share-based compensation	–	–	71	–	–	71

Balance at September 30, 2022	15,906	$16	$73,757	$(3,135)	$(62,287)	$8,351

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(673)	$(1,666)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	49	71
Depreciation and amortization	461	530
Gain on sale of property, plant and equipment	(2)	(41)
Bad debt expense (recovery)	1	(133)
Non-cash lease expense (benefit)	(186)	144
Changes in operating assets and liabilities:
Accounts receivable, net	(2,601)	3,787
Contract assets	145	(66)
Inventories	30	51
Prepaid expenses and other current assets	(274)	(186)
Other assets, net	(83)	(91)
Accounts payable and accrued expenses	985	(119)
Contract liabilities	1,415	(204)
Net cash provided by (used in) operating activities	(733)	2,077

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2	258
Purchases of property, plant and equipment	(230)	(2,223)
Payments received on note receivable	–	4
Net cash used in investing activities	(228)	(1,961)

Cash flows from financing activities:
Principal payments under finance lease obligations	(260)	–
Repurchase of common shares	–	(250)
Net cash used in financing activities	(260)	(250)
Change in cash	(1,221)	(134)
Cash, beginning of period	2,353	3,676
Cash, end of period	$1,132	$3,542

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock received in exchange for property, plant and equipment	$–	$76

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Liquidity

The Company’s cash on hand was $1,132 and working capital was $3,353 as of September 30, 2023. As of December 31, 2022, cash on hand and working capital was $2,353 and $3,621, respectively. The Company generally depends on cash on hand, cash flows from operations, and potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company exercises discipline when making capital investments and pursues opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items. Additionally, on May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. At September 30, 2023, the Company had one factored invoice outstanding with Amegy in the amount of $263.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Koil Energy for the three and nine months ended September 30, 2023 and 2022. All intercompany transactions and balances have been eliminated.

Segments

For the three and nine months ended September 30, 2023 and 2022, the Company’s operations were organized as one reportable segment.

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

As of September 30, 2023, the Company does not have any subleases.

Operating Leases

	September 30, 2023	December 31, 2022
Assets:
Right-of-use operating lease assets	$5,865	$6,184

Liabilities:
Current operating lease liabilities	448	863
Non-current operating lease liabilities	6,177	6,518
Total operating lease liabilities	$6,625	$7,381

The components of our operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease expense included in cost of sales	$183	$431	$548	$1,055
Operating lease expense included in selling, general and administrative	62	90	173	148
Short term lease expense	63	84	208	304
Total lease expense	$308	$605	$929	$1,507

Remaining operating lease term and discount rate:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease terms on operating leases (years)	9.068	8.713
Weighted-average discount rates on operating leases	7.995%	7.694%

Finance Lease

	September 30, 2023	December 31, 2022
Assets:
Right-of-use finance lease assets	$71	$275

Liabilities:
Current finance lease liabilities	39	277
Non-current finance lease liabilities	23	–
Total finance lease liabilities	$62	$277

The component of our finance lease expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Finance lease expense included in selling, general and administrative	87	–	259	–

Remaining finance lease term and discount rate:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease terms on finance lease (years)	2.036	0.833
Weighted-average discount rates on finance leases	7.015%	8.230%

During the three and nine months ended September 30, 2023, the Company did not have any sale/leaseback transactions.

Present value of lease liabilities:

	Operating Leases	Finance Leases
October 1, 2023 - September 30, 2024	$962	$41
October 1, 2024 - September 30, 2025	980	13
October 1, 2025 - September 30, 2026	993	12
October 1, 2026 - September 30, 2027	1,013	–
Thereafter	5,469	–
Total lease payments	$9,417	$66
Less: Interest	(2,792)	(4)
Present value of lease liabilities	$6,625	$62

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed Price Contracts	$1,892	$1,206	$5,569	$3,635
Service Contracts	2,215	1,051	5,769	5,722
Total	$4,107	$2,257	$11,338	$9,357

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At September 30, 2023 and December 31, 2022, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	September 30, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$1,148	$342
Estimated earnings on uncompleted contracts	439	465
	1,587	807
Less: Billings to date on uncompleted contracts	(3,198)	(859)
	$(1,611)	$(52)

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$136	$281
Contract liabilities	(1,747)	(333)
	$(1,611)	$(52)

The contract asset and liability balances at September 30, 2023 and December 31, 2022 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	September 30, 2023	December 31, 2022	Asset Lives
Leasehold improvements	$2,272	$2,228	2 - 5 years
Equipment	5,874	5,698	2 - 30 years
Furniture, computers and office equipment	180	180	2 - 8 years
Construction in progress	–	8	–

Total property, plant and equipment	8,326	8,114
Less: Accumulated depreciation and amortization	(5,228)	(4,809)
Property, plant and equipment, net	$3,098	$3,305

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2023, the Company recognized a total of $9 and $49 of share-based compensation expense, respectively. During the three and nine months ended September 30, 2022, the Company recognized no share-based compensation expense and $71 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested stock options was zero and $40 at September 30, 2023 and December 31, 2022, respectively.

NOTE 6:	TREASURY STOCK

No shares of common stock were purchased during the three and nine months ended September 30, 2023. No shares of common stock were purchased during the three months ended September 30, 2022, and 501 shares of common stock were purchased for an aggregate amount of $326 in a privately negotiated transaction during the nine months ended September 30, 2022. Treasury shares are accounted for using the cost method. See further discussion in Note 10.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At September 30, 2023 and December 31, 2022, management has recorded a full deferred tax asset valuation allowance.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	11,888	11,888	11,888	12,012
Dilutive effect of common stock equivalents	–	–	–	–
Weighted average common shares outstanding - diluted	11,888	11,888	11,888	12,012

NOTE 10:	RELATED PARTY TRANSACTIONS

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

The Company recognized a $650 employee retention credit as other income on its condensed consolidated statement of operations for the year ended December 31, 2021. As of September 30, 2023, the Company has a $669 employee retention tax credit receivable balance recorded on its consolidated balance sheet. The Company filed for refunds of the employee retention credits and as of the date of this Report, had received a $344 refund for the employee retention credit filed for the first quarter of 2021.

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

Our growth efforts are concentrated on further developing the systems, technology, and techniques that address the critical needs of our customers. Our bottom-line results for the third quarter of 2023 fell short of our expectations, but we maintain a constructive outlook as we continue progressing towards achieving our goal of becoming the premier provider of integrated subsea distribution systems instead of just serving as a provider of individual components. We have started to realize success with this strategy. Earlier this year, we announced the receipt of an award for the provision of 70+ Multi Quick Connect plates, which are critical pieces of subsea infrastructure used to enable the transfer of different fluids between subsea systems that will be qualified for 20,000 psi applications. Most recently, we announced in July the receipt of several contract awards involving the design, engineering, and manufacturing of hose and steel tube flying leads and electrical and hydraulic distribution manifolds for various locations in the Gulf of Mexico. We are committed to build on this recent success and pursue additional opportunities on a systematic basis as bidding activity remains strong. This approach will also necessitate the development of new equipment and associated services that straddle both traditional oil and gas sources as well as renewable energy sources, and our product development team is currently hard at work making progress toward these goals.

During the second quarter of 2023, we also entered into a factoring agreement with Amegy Bank, which provides for the Company from time to time to sell its accounts receivable to Amegy. This agreement is expected to provide the Company with additional access to capital, should the need arise, as some of these fixed-price contracts may require significant lead time and investment.

We look forward to sharing additional details in due course as we work with our team to accomplish our vision of having the most experienced, professional, and dependable team, who seek to develop the most innovative solutions, including the most efficient and reliable equipment, with the ultimate goal of providing best-in-class returns for our stockholders.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Revenues	$4,107	$2,257	$1,850	82.0%

The 82% increase in revenues was primarily driven by an overall increase in both fixed price and service contracts when compared to revenues for the three months ended September 30, 2022.

Cost of Sales

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Cost of sales	$2,733	$1,988	$745	37%
Gross profit	$1,374	$269	$1,105	411%
Gross profit %	33%	12%	–	21%

The increase in gross profit and gross profit percentage was primarily driven by increased revenues and decreases in rent expense during the three months ended September 30, 2023.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $128 and $113 for the three months ended September 30, 2023 and 2022, respectively. The comparative increase in depreciation was primarily due to leasehold improvements made at the Company’s operating facility.

Selling, general and administrative expenses

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Selling, general & administrative	$1,555	$1,644	$(89)	(5)%
Selling, general & administrative as a % of revenue	38%	73%	–	(35)%

The Company incurred costs related to the relocating operations to a new facility during the three months ended September 30, 2022 that were not repeated during the three months ended September 30, 2023. This decrease in selling, general and administrative (“SG&A”) was partially offset by an increase in research and development expense and rental expense related to the Company’s short-term lease for furniture at the Company’s operating facility.

Loss on sale of property, plant and equipment

Loss on sale of property, plant and equipment was approximately $147 during the three months ended September 30, 2022 and primarily related to non-essential equipment sold by the Company.

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

The following is a reconciliation of net loss to Modified EBITDA for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Net loss	$(143)	$(1,579)

(Deduct) Add: Interest (income) expense, net	(7)	5
Add: Income tax expense	3	4
Add: Depreciation and amortization	155	161
Add: Share-based compensation	9	–
Add: Relocation costs	–	262
Add: Loss on sale of asset	–	147

Modified EBITDA (loss)	$17	$(1,000)

The $1,017 increase in Modified EBITDA was primarily driven by gross profit improvement associated with an increase in both fixed price and service projects during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenues

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Revenues	$11,338	$9,357	$1,850	21%

The 21 percent increase in revenues was driven by an increase in product oriented, fixed price contracts as well as a slight increase in projects utilizing our support services and rental solutions when compared to revenues for the nine months ended September 30, 2023.

Cost of Sales

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Cost of sales	$7,174	$6,193	$981	16%
Gross profit	$4,164	$3,164	$1,000	32%
Gross profit %	37%	34%	–	3%

The increase in gross profit and gross profit percentage was primarily driven by increased revenues and decreases in rent expense during the nine months ended September 30, 2023.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $381 and $366 for the nine months ended September 30, 2023 and 2022, respectively.  The comparative increase in depreciation was primarily due to leasehold improvements made at the Company’s operating facility.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Selling, general & administrative	$4,807	$4,730	$77	2%
Selling, general & administrative as a % of revenue	42%	51%	–	(9)%

The increase in SG&A was primarily due to increased research and development expenses and rental expenses related to the Company’s short-term lease for furniture at the Company’s operating facility.

Gain on sale of property, plant and equipment

Gain on sale of property, plant and equipment was approximately $2 and $41 during the nine months ended September 30, 2023 and September 30, 2022, respectively, and primarily related to non-essential equipment sold by the Company.

Modified EBITDA

The following is a reconciliation of net loss to Modified EBITDA for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Net loss	$(673)	$(1,666)

(Deduct) Add: Interest (income) expense, net	(3)	10
Add: Income tax expense	8	19
Add: Depreciation and amortization	461	530
Add: Share-based compensation	49	71
Add: Relocation costs	9	291
Deduct: Gain on sale of asset	(2)	(41)
Deduct: Reversal of litigation accrual	–	(100)

Modified EBITDA (loss)	$(151)	$(886)

The $735 increase in Modified EBITDA was primarily driven by gross profit improvement associated with an increase in both fixed price and service projects during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

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

The Company believes it will have adequate liquidity to meet its future operating requirements. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. As such, on May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. The balance of accounts receivable sold to Amegy as of September 30, 2023 was $263.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the nine months ended September 30, 2023, the Company reported a $1,221 decrease in cash. The Company used $733 of net cash in operating activities, primarily driven by changes in operating assets and liabilities of $382 and a net loss of $673. This was partially offset by other adjustments to reconcile net loss to net cash used in operating activities of $323, which includes items such as non-cash lease expense, gain on sale of property, plant and equipment, share-based compensation, bad debt expense (recovery), and depreciation and amortization. The Company used $228 of net cash for investing activities, primarily to fund capital expenditures. The Company also used $260 of net cash in financing activities for principal payments made under its finance lease obligations.

During the nine months ended September 30, 2022, the Company generated $2,077 of net cash from operating activities, primarily driven by changes in operating assets and liabilities of $3,172 and other adjustments to reconcile net loss to net cash provided by operating activities of $571, partially offset by a net loss of $1,666. The Company used $1,961 of net cash for investing activities, primarily to fund capital expenditures. The Company also used $250 of net cash in financing activities for the repurchase of common stock, which resulted in a $134 decrease in cash for the period.

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

Allowance for Doubtful Accounts

The Company provides an allowance on trade receivables based on a specific review of each customer’s accounts receivable balance with respect to its ability to make payments. When specific accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At September 30, 2023 and December 31, 2022, the Company estimated the allowance for doubtful accounts requirement to be zero. The Company recorded no charges and a $1 charge to bad debt expense during the three and nine months ended September 30, 2023, respectively. The Company recorded no charges and a credit to bad debt expense totaling $133 during the three and nine months ended September 30, 2022, respectively. The $133 credit is associated with payments received on certain previously reserved balances.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Changes in Internal Control Over Financial Reporting

With the exception of the remediation plan, the Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the nine months ended September 30, 2023.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to December 31, 2023.

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

Date: November 13, 2023
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

