Form 10-K
period 2023-12-31
Koil Energy Solutions, Inc.
filed 2024-03-27
CIK 1110607

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $4,275,838.80.

At March 27, 2024, the registrant had 11,888,202 outstanding shares of common stock, par value $0.001 per share.

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

Business Overview

Koil Energy is an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Koil Energy’s core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Koil Energy’s experienced professionals can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world. The Company’s broad line of solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field. The Company primarily serves the offshore oil and gas market; however, the Company’s product offerings and service capabilities are based on core competencies that are energy source agnostic and can be applied to additional markets, including offshore wind, offshore wave energy, hydrogen, and liquefied natural gas.

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

For the years ended December 31, 2023 and 2022, the Company’s operations were organized as one reportable and one operating segment.

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

Storage Management. Koil Energy’s facility in Houston, Texas offers high quality warehousing and workshop capacity, external storage, and a strategic location near customers and key suppliers. Among other capabilities, the Company provides long-term specialized contract warehousing, long and short-term storage, material handling equipment, integrated inventory management, packing, and labeling.

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

Flying Leads. Koil Energy designs, manufactures, and installs flying leads, particularly steel tube flying leads. Flying leads are umbilical jumpers with a termination plate at either end that support the transmission of hydraulic fluid and/or chemicals between the subsea equipment. The Company’s flagship product, the Loose Steel Tube Flying Lead (“LSFL®”), was developed to eliminate the residual memory left in traditional flying leads due to the bundling process. The loose lay of the tubes is more compliant allowing the bundle to lay flat on the sea floor and follow the prescribed lay path precisely. Koil Energy employs its Moray® termination system on each end of the LSFL®. The Moray® termination is a lightweight, high-strength, configurable, and field serviceable framework used to connect any commercially available multi-quick connect plate to the LSFL® bundle.  The Moray® termination assembly offers several cost and time saving benefits over traditional competitive solutions that allow the Company to lower the total installed cost of customer projects.

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

Riser Isolation Valves and Subsea Isolation Valve Services. Koil Energy’s Riser Isolation Valve and Subsea Isolation Valve control systems are unique solutions that provide platform personnel hydraulic control and electrical indication for subsea production valves. These systems provide numerous advantages to the customer including emergency shutdown capabilities, valve positioning monitoring systems, and auxiliary positions for spare and/or future field development.

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

Manufacturing

Koil Energy’s facilities located in Houston, TX are integral to our operations, serving as the backbone of our manufacturing process. Strategically organized and equipped, these spaces efficiently facilitate fabrication, manufacturing, assembly, and testing of our products. Within our well-structured environment, our skilled teams harness their expertise alongside machinery and tools, ensuring precise execution at every stage. We also have a significant footprint dedicated to our clean, stainless steel welding and tube bending environment, which is separated from all carbon steel fabrication.

Our manufacturing facility is ISO 9001 certified. We enhance our standards and product quality by having our quality assurance specialists work alongside our product manufacturing personnel throughout the manufacturing process. We have the capacity to complete large turn-key projects and still have reserve space for unforeseen emergency projects requiring immediate service and the attention to which our customers are accustomed.

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

Our principal customers are primarily major integrated, large independent, and foreign national energy companies as well as subsea equipment manufacturers and subsea equipment installation contractors involved in the offshore exploration, development, and production of natural and renewable resources. Offshore drilling contractors, engineering and construction companies, and other companies involved in maritime operations represent a smaller customer base.

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

Marketing and Sales

We market our services and products worldwide through our Houston-based sales force. We periodically advertise in trade and technical publications targeting our customer base. We also participate in industry conferences and trade shows to enhance industry awareness of our products and services. Our customers generally order products and services after consulting with us on their project. Orders are typically completed within two weeks to three months depending on the type of product or service. Larger and more complex products may require significantly more time to complete. Our customers generally select our products and services based on the quality, reliability and reputation of the product or service, price, timely delivery, and advanced technology. For large production system orders, we engage our project management team to coordinate customer needs with our engineering, manufacturing, and service departments, as well as with our trusted subcontractors and vendors. Our profitability on projects is dependent on performing accurate and cost-effective bids as well as performing efficiently in accordance with bid specifications. Various factors can affect our performance on individual projects that could potentially adversely affect the profitability of a project.

Product Development and Engineering

The technological demands of the energy industry continue to increase as offshore exploration and drilling operations expand into deeper and more hostile environments. Conditions encountered in these environments could soon include well pressures of up to 20,000 psi, mixed flows of oil and gas under high pressure that may also be highly corrosive, and water depths exceeding 10,000 feet. We are continually engaged in product development activities to generate new products and to improve existing products and services to meet our customers’ needs. We also focus our activities on reducing the overall cost to the customer, which includes not only the initial capital costs, but also ongoing operating costs associated with our products.

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

Employees

At December 31, 2023, we had a total of 51 employees, all of whom were full-time. We also work with a pool of independent contractors who enable us to scale our operations at short notice, as business needs demand. Our employees are not covered by collective bargaining agreements, and we generally consider our employee relations to be good. Our operations depend in part on our ability to attract a skilled labor force. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or increases in the wage rates that we pay, or both.

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

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy

Overall Risk Management

We maintain a cybersecurity program that is reasonably designed to protect our information, and that of our customers, against cybersecurity threats that may result in adverse effects on the confidentiality, integrity, and availability of our information systems.

The Company integrates cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cyber risk awareness. The head of our IT department continuously evaluates and addresses cyber risks in alignment with business objectives, operational needs and industry-accepted standards, such as the National Institute of Standards and Technology (“NIST”).

The Company has processes and procedures in place to monitor the prevention, detection, mitigation and remediation of cybersecurity risks. These include but are not limited to:

•	Maintaining a defined and practiced incident response plan;
•	Maintaining cyber insurance coverage;
•	Employing appropriate incident prevention and detection safeguards;
•	Maintaining a defined disaster recovery policy and employing disaster recovery software, where appropriate;
•	Educating, training and testing our user community on information security practices and identification of potential cybersecurity risks and threats; and
•	Reviewing and evaluating new developments in the cyber threat landscape.

Managing Third Party Risk

Koil Energy recognizes the risks associated with the use of vendors, service providers and other third parties that provide information system services to us, process information on our behalf, or have access to our information systems, and the Company has processes in place to oversee and manage these risks. We conduct thorough risk-weighted security assessments of various third-parties and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This monitoring includes both annual assessments and assessments on an ongoing basis.

Risks from Cybersecurity Incidents

To our knowledge, Koil Energy has not been subject to cybersecurity incidents that have materially affected, or are reasonably likely to materially affect the Company, its operations or financial condition.

Cybersecurity Governance

Internal Cybersecurity Team

Our internal cybersecurity team, led by our IT Manager, is responsible for implementing, monitoring, and maintaining cybersecurity and data protection practices across the company. Our IT Manager has over 13 years in cybersecurity work experience and managing all levels of the Company’s on-premises and cloud infrastructure.

Management

Our management team periodically participates in the review of our cybersecurity systems, processes, threats and incidents with our internal cybersecurity team, including the controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Board of Directors

The Audit Committee of the Company’s Board of Directors (the “Board”) is responsible for overseeing the Company’s cyber risk. Management has established a process for the Audit Committee to receive regular updates that encompass a broad range of topics, including:

•	Current cybersecurity threat landscape and emerging threats;
•	Status of ongoing cybersecurity initiatives and strategies;
•	Incident reports and learnings from unique cybersecurity events, including those of other companies;
•	Compliance status and efforts with regulatory requirements and industry standards;
•	Regulatory updates;
•	Vulnerability developments; and
•	Other cyber risk topics as requested by the Board.

ITEM 2.	Description of Property

Our operating facility is located at 1310 Rankin Road, Houston, Texas 77073 (“Rankin Rd.”) and includes approximately 101,000 square feet of office, manufacturing, and storage space. The term of the lease is for ten years, which commenced on August 1, 2022 at a base rate of $78,000 per month with a 2% increase each subsequent year. Koil Energy uses the facility as its primary base of operations, which includes the fabrication of custom engineered products as well as other subsea equipment for both oil and gas and renewable energy applications.

We also lease, on a month-to-month basis, approximately 19,000 square feet of storage space in Mobile, AL to house our 3,400 metric ton and 3,500 metric ton carousel systems for $11,200 per month.

We believe that these facilities are suitable, adequate and of sufficient capacity to support our current operations.

ITEM 3.	Legal Proceedings

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is not involved in any material legal proceeding as of December 31, 2023.

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

Stockholders of Record

As of March 6, 2024, there were approximately 1,378 holders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for working capital for the growth of our operations.

Securities Authorized for Issuance Under Equity Compensation Plan

	STOCK OPTIONS ISSUED
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	950,000	$0.62	–

ITEM 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Koil Energy is an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Koil Energy’s core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Koil Energy’s experienced professionals can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world. The Company’s broad line of solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field. The Company primarily serves the offshore oil and gas market; however, the Company’s product offerings and service capabilities are based on core competencies that are energy source agnostic and can be applied to additional markets, including offshore wind, offshore wave energy, hydrogen, and liquefied natural gas.

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

Global oil prices began to ease toward the end of 2023 due to higher-than-expected OPEC supply and lower demand from the Middle East, Russia, India, and Europe, which was partially offset by stronger demand from the US and China. However, per the International Energy Agency’s February 2024 Oil Market Report, demand is still expected to increase by 1.2 million barrels per day in 2024. Additionally, we believe a convergence of economic, geopolitical, trade and policy factors have exacerbated the issue of years of underinvestment in upstream hydrocarbon production and appear to have triggered a general shift returning focus on increasing production. As a result, the Company anticipates global offshore oil production to continue its pivotal role in meeting the world’s energy demands this year as evidenced by increased utilization rates (80%+) for offshore drilling rigs/vessels. We believe that several key regions, including the Gulf of Mexico, the North Sea, and areas off the coasts of Brazil and West Africa, will contribute significantly to this production output. Despite the recent emphasis on alternative energy sources, we expect the offshore extraction of hydrocarbons will continue to provide a vital component of the global energy mix, and we believe 2024 is poised to see continued steady growth in the sector. Our participation in this supply-driven cycle is essential for our business to achieve a sustained level of growth.

The 18% year-over-year increase in our revenues for 2023 is characteristic of the recovery in the industry, especially in the deepwater segments. We continued to experience the effects of price pressures we faced during the recent downturn. These pressures led us to strategically price some projects at lower than ideal margins, which is reflected in our bottom-line results for 2023. These results fell short of our expectations, but we maintain a positive outlook for 2024 as these lower margins projects are anticipated to conclude in the first half of the year.

Our growth efforts have been concentrated on further developing the systems, technology, and techniques that address the critical needs of our customers, and we have started to realize success with this strategy. Earlier this year, we announced the receipt of an award for the provision of 70+ multi quick connect plates, which are critical pieces of subsea infrastructure used to enable the transfer of different fluids between subsea systems that will be qualified for 20,000 psi applications. We also made several announcements in the second half of 2023 regarding the receipt of several contract awards involving the design, engineering, and manufacturing of hose and steel tube flying leads and electrical and hydraulic distribution manifolds for various locations in the Gulf of Mexico. We are dedicated to capitalizing on our recent achievements and systematically exploring further opportunities, fueled by the continued strength in bidding activity.

During 2023, we also entered into a factoring agreement with Amegy Bank, which provides us the ability from time to time to sell our accounts receivable to the bank. This agreement is expected to provide us with additional access to capital, should the need arise, as some of these fixed-price contracts may require significant lead time and investment.

We continue progressing towards achieving our goal of becoming the premier provider of integrated subsea distribution systems. We look forward to sharing additional details in due course as we work with our team to accomplish our vision of having the most experienced, professional, and dependable team, who seek to develop the most innovative solutions, including the most efficient and reliable equipment, with the ultimate goal of increasing profitability and providing best-in-class returns for our stockholders.

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Revenues	$15,343	$12,977	$2,366	18%

The 18 percent increase in revenues was primarily driven by an increase in product oriented, fixed price contracts as well as a slight increase in projects utilizing our support services and rental solutions.

Cost of sales and Gross profit

	Year Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Cost of sales	$10,493	$8,292	$2,201	27%
Gross profit	$4,850	$4,685	$165	4%
Gross profit %	32%	36%	–	(4)%

The increase in gross profit was primarily driven by increased revenues. The decrease in gross profit as a percentage of sales was due to incurring higher materials costs related to certain projects that were strategically priced at lower margins.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $497 and $496 for the years ended December 31, 2023 and 2022, respectively.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2023	2022	$	%
Selling, general & administrative	$6,460	$6,873	$(413)	(6)%
Selling, general & administrative as a % of revenue	42%	53%	–	(11)%

The reduction in selling, general, and administrative expenses (“SG&A”) primarily resulted from the expenses incurred for relocating the Company to a new facility and rebranding it from Deep Down, Inc. to Koil Energy Solutions, Inc. during the year ended December 31, 2022, which were not incurred again during the year ended December 31, 2023. This reduction was partially offset by increased research and development expenses and rental expenses related to the Company’s furniture lease.

The Company records depreciation and amortization expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $108 and $186 for the years ended December 31, 2023 and 2022, respectively.

Asset impairment

For the year ended December 31, 2023, no charges were recorded for the impairment of long-lived assets.

For the year ended December 31, 2022, the Company recorded impairment charges of $820 for the impairment of its right-of-use operating lease asset (“ROU asset”) related to the lease for its prior operating facility (the “Beaumont Hwy facility”). The impairment was the result of relocating from the Beaumont Hwy facility to the Company’s new Rankin Rd. facility in October 2022.

Interest expense (income), net

Net interest income for the year ended December 31, 2023 was $7 compared to net interest expense of $15 for the year ended December 31, 2022. The increase of $22 is mainly due to an increase in interest received on the Company’s interest bearing financial instruments during the year ended December 31, 2023.

Other income, net

The Company recorded net other income of $50 and $55 for the years ended December 31, 2023 and December 31, 2022, respectively, which primarily consists of insurance policyholder dividends.

Gain/loss on sale of assets

The Company recorded gains of $4 and $40 related to equipment sold by the Company during the years ended December 31, 2023 and December 31, 2022, respectively.

Modified EBITDA

Management evaluates Company performance based on a measure that is not in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which consists of earnings (net income or loss) available to common stockholders before net interest income, income taxes, depreciation and amortization, non-cash share-based compensation expense, non-cash impairments, non-cash gains or losses on the sale of property, plant and equipment (“PP&E”), other non-cash items and one-time charges (“Modified EBITDA”). This measure may not be comparable to similarly titled measures employed by other companies. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing, or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Modified EBITDA calculation, however, are derived from amounts included in the accompanying consolidated statements of operations.

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

The following is a reconciliation of net loss to Modified EBITDA for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net loss	$(1,554)	$(2,928)
(Deduct) Add: Interest (income) expense, net	(7)	15
Add: Income tax expense	5	–
Add: Depreciation and amortization	605	682
Add: Share-based compensation	64	90
Add: Operating lease ROU asset impairment	–	820
Add: Relocation costs	9	504
Deduct: Gain on sale of asset	(4)	(40)
Deduct: Reversal of litigation accrual	–	(100)

Modified EBITDA	$(882)	$(957)

The $75 increase in Modified EBITDA primarily resulted from revenue and gross profit growth stemming from an uptick in both fixed-price and service projects during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

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

The Company believes it will have adequate liquidity to meet its future operating requirements. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. On May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. At December 31, 2023, the Company had no outstanding sales of accounts receivable to Amegy.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the year ended December 31, 2023, the Company reported a $323 decrease in cash. The Company generated $203 of net cash from operating activities, primarily driven by changes in operating assets and liabilities of $1,234 and other adjustments to reconcile net loss to net cash provided by operating activities of $523, which includes items such as non-cash lease expense, gain on sale of property, plant and equipment, share-based compensation, bad debt expense (recovery), and depreciation and amortization. This was partially offset by a net loss of $1,554. The Company used $226 of net cash for investing activities, primarily to fund capital expenditures. The Company also used $300 of net cash in financing activities for principal payments made under its finance lease obligations.

During the year ended December 31, 2022, the Company generated $1,242 of net cash from operating activities, primarily driven by changes in operating assets and liabilities of $2,229 and other adjustments to reconcile net loss to net cash provided by operating activities of $1,941, partially offset by a net loss of $2,928. The Company used $2,262 of net cash for investing activities, primarily to fund capital expenditures. The Company also used $303 of net cash in financing activities for the repurchase of common stock and principal payments made under its finance lease obligation, which resulted in a $1,323 decrease in cash for the period.

The Company maintains a positive outlook on current tender volume and views this as an opportunity to capitalize on its product, service, and rental offerings to address the subsea distribution and cable management needs of its customers. The reasons for this expected increase are set forth in the “Industry and Executive Outlook” section above. As such, the Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will concentrate capital investments on key growth needs and pursue opportunistic cost containment initiatives, which can include workforce alignment, restricting overhead spending and limiting research and development efforts to only critical items.

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

During the years ended December 31, 2023 and December 31, 2022, the Company conducted assessments of whether impairment indicators were present that indicate the carrying amount of its long-lived asset group might not be recoverable and determined that no such events or changes in circumstances were present.

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

Contracts are often modified to account for changes in contract specifications and requirements. We consider a contract modification to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed on a monthly basis. Payment terms for services are usually 30 days from invoice receipt but can increase to 45, 60, or 90 days depending on the customer.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. For the years ended December 31, 2023 and 2022, there were no contracts with terms that extended beyond one year.

Allowance for Credit Losses

The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due. We monitor our customers’ payment history and current credit worthiness, if needed, to determine that collectability is reasonably assured. We provide an allowance for credit losses based by reviewing each accounts receivable balance with respect to a debtor’s ability to make payments. We also evaluate historical loss rates as well as consider forward-looking factors specific to the debtors, the overall economic environment, and management expectations to determine expected losses. When certain accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period.  At December 31, 2023 and 2022, we estimated the allowance for credit losses requirement to be $0. Bad debt expense (recovery) totaled $1 and $(9) for the years ended December 31, 2023 and 2022, respectively. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 8.	Financial Statements AND SUPPLEMENTAry DATA

The financial statements are included herewith commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s disclosure controls and procedures are designed to ensure that such information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive and the principal accounting officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance.

The Company’s principal executive and principal accounting officer, with assistance from other members of management, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal accounting officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Although the internal controls over financial reporting were not audited, the Company’s management, including the principal executive and principal accounting officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2023, based on revisions and updates issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to its report entitled “Internal Control-Integrated Framework.”

As disclosed in Part II Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2022, we identified a material weakness in internal control related to the controls designed to assess the subsequent measurement of our ROU assets based on a newly adopted accounting principle.

During 2022, management implemented our previously disclosed remediation plan that included: (i) enhancing the Company’s quarterly analysis of impairment indicators for its remaining long-lived assets by including an assessment of impairment indicators for its remaining ROU assets; (ii) improving documentation of underlying internal controls to promote knowledge transfer upon personnel and function changes; and (iii) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2023.

Changes in Internal Control Over Financial Reporting.  Except for the changes in connection with our implementation of the remediation plan discussed above, the Company’s management, with the participation of the principal executive and principal accounting officer, have concluded that there were no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023.

Item 9B.	Other Information

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Current Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officer as of December 31, 2023:

Name	Age	Position Held with Koil Energy
Charles K. Njuguna	46	President, Chief Executive Officer, Chief Financial Officer, and Director
Mark Carden	65	Chairman of the Board of Directors
David J. Douglas	60	Director
Neal I. Goldman	79	Director

Biographical information regarding each of these directors and executive officer is as follows. The following paragraphs also include specific information about each director’s experience, qualifications, attributes, or skills that led the Board of Directors to the conclusion that the individual should serve on the Board as of the time of this filing, in light of our business and structure:

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

Changes in Directors and Executive Officers Following December 31, 2023

On March 4, 2024, Mr. Njuguna resigned as President, Chief Executive Officer, Chief Financial Officer and as a member of the Board, effective as of March 31, 2024.

On March 6, 2024, the Board appointed Erik Wiik as the Company’s Chief Executive Officer, effective April 1, 2024. Mr. Wiik, age 60, served as President of ReAdapt Inc., an engineering consultancy firm providing subject matter expertise within subsea technology, since July 2018. From March 2015 to June 2018, he was Group President of CIRCOR Energy, a manufacturer of products for the oil and gas industry. Prior to that, he served in various capacities over 24 years with Aker Solutions, a provider of integrated solutions, products and services to the global energy industry. His most recent position with Aker was as Regional President of North America, and he also served as president of business units within subsea controls and umbilicals, marine contracting, well services, engineering and floating production within Aker. Mr. Wiik also served on the Board of Directors of the United Stated National Ocean Industry Association, Spindletop Charities and the Norwegian American Chamber of Commerce. Mr. Wiik was commissioned as an officer in the Norwegian Navy and has an Engineering degree from Texas A&M University.

On March 8, 2024, the Board appointed Mr. Wiik as a member of the Board, effective immediately. Mr. Wiik is qualified to serve as a director based on his significant industry experience.

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

The Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices, and policies. Our Board of Directors has determined that Mr. Carden qualifies as an independent audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Based solely on the Company’s review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors and greater-than ten percent beneficial owners during the year ended December 31, 2023 were satisfied.

Item 11.	Executive Compensation

The following table sets forth information concerning total compensation earned in the years ended December 31, 2023 and 2022 by our Principal Executive Officer (our “Named Officer”).

Summary Compensation Table for the years ended December 31, 2023 and 2022

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation (1) (2)	Total
Charles K. Njuguna,	2023	$325,000	$–	$46,056	$371,056
President, Chief Executive Officer, and Chief Financial Officer	2022	$325,000	$–	$69,395	$394,395

(1)	Amounts in 2023 represent:

•	Automobile allowances of $19,500 to Mr. Njuguna; and
•	Reimbursement of $26,556 to Mr. Njuguna for healthcare premiums

(2)	Amounts in 2022 represent:

•	Automobile allowances of $19,500 to Mr. Njuguna;
•	Reimbursement of $24,895 to Mr. Njuguna for healthcare premiums; and
•	Payments for vacation not taken in 2020 of $25,000 for Mr. Njuguna.

Narrative Disclosure to Summary Compensation Table

On September 18, 2019, the Company amended the existing employment agreement with Mr. Njuguna for a term of three years, effective September 1, 2019, and subject to automatic annual renewals, unless at least 90 days prior to the applicable renewal date, the Company shall give notice that the employment agreement shall not be extended. On September 1, 2023, Mr. Njuguna’s employment agreement was automatically renewed for another year. The employment agreement provides that Mr. Njuguna receives annual cash compensation of $325,000. Due to his resignation, the employment agreement with Mr. Njuguna has been terminated effective as of March 31, 2024.

Outstanding Equity Awards

The following table summarizes information with respect to unexercised options for our Named Officer as of December 31, 2023.

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

The following table provides certain information with respect to the 2023 compensation awarded or earned by our Independent Directors who served in such a capacity during the year.

Name	Option Awards ($) (1)(2)	Total
Mark Carden	$21,178	$21,178
David J. Douglas	$21,178	$21,178
Neal I. Goldman	$21,178	$21,178

(1)	On October 20, 2022, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.63 per share. Fair value of these stock options was $0.39 per share at the date of grant. Twenty-five percent of the shares vested on each of October 31, 2022, November 30, 2022, February 28, 2023, and May 31, 2023.

(2)	On August 2, 2023, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.55 per share. Fair value of these stock options was $0.32 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2023, November 30, 2023, February 28, 2024, and the remainder are scheduled to vest on May 31, 2024. In addition to the foregoing, all shares shall vest immediately prior to a change in control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is certain information with respect to beneficial ownership of Common Stock as of March 27, 2024, except as otherwise noted below, by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director as of such date; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Koil Energy as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name	Number of Shares of Common Stock Beneficially Owned		Number of Shares That May Be Acquired By Options Exercisable Within 60 Days	Total	Percent of Outstanding Common Stock (1)

Ronald E. Smith	2,449,383	(2)	–	2,449,383	20.6%
Galloway Capital Partners, LLC	985,651	(3)	–	985,651	8.3%
MAZ Capital Advisors, LLC	827,496	(4)	–	827,496	7.0%
Aegis Financial Corporation	813,000	(5)	–	813,000	6.8%

Directors and Executive Officers:
David J. Douglas	1,484,091	(6)	237,500	1,721,591	14.2%
Neal I. Goldman	500,000	(7)	237,500	737,500	6.1%
Charles K. Njuguna	267,350		150,000	417,350	3.5%
Mark Carden	60,980	(8)	237,500	298,480	2.5%
All directors and executive officers as a group (4 persons)	2,312,421		862,500	3,174,921	24.9%

__________________

(1)	The percentages in the table are calculated using the total shares outstanding as of March 27, 2024 or a total of 11,888,202 shares, plus the number of shares that may be acquired by such person or group upon the exercise of options that are exercisable within 60 days of such date.
(2)	Based on a Schedule 13D filed with the SEC dated November 26, 2019, by Ronald E. Smith, 1447 FM 1010 Rd., Cleveland, TX 77327. This amount includes 710,562 shares held indirectly through an IRA, 930,651 shares held directly by Mr. Smith’s spouse, and 23,071 shares held indirectly by Mr. Smith’s spouse through an IRA.
(3)	Based on a Schedule 13D filed with the SEC dated March 6, 2024, by Galloway Capital Partners, LLC, 323 Sunny Isles Blvd, 7th Floor, Sunny Isles Beach, FL 33160.
(4)	Based on a Schedule 13D filed with the SEC dated February 21, 2023, by MAZ Partners, LP, 8774 Lakes Boulevard, West Palm Beach, FL 33412.
(5)	Based on a Schedule 13G/A filed with the SEC dated February 8, 2024, by Aegis Financial Corporation, 6862 Elm Street, Suite 830, McLean, VA 22101.
(6)	Based on a Schedule 13D/A filed with the SEC dated September 2, 2022, by Jamaka Capital Management LLC, 3889 Maple Avenue, Dallas, TX 75219.
(7)	Based on a Form 3 filed with the SEC dated April 16, 2019, by Neal I. Goldman, Goldman Capital Management Inc., 767 Third Ave, New York, NY 10017.
(8)	Includes 980 shares held indirectly in retirement and trading accounts owned by Mr. Carden and his wife.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Company’s independent registered public accounting firm is Moss Adams LLP (“Moss Adams”); issuing office is Houston, TX; PCAOB ID: 659. The following table sets forth the aggregate fees billed by Moss Adams for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2023 and 2022 and for other services rendered during those years on behalf of Koil Energy and its subsidiaries:

	Year Ended December 31,
	2023	2022
Audit Fees	$225,000	$198,650
Audit Related Fees	–	–
Tax Fees	50,000	72,293
All Other Fees	–	–

Audit Fees: Consists of fees and expenses billed for professional services rendered for the audit of Koil Energy’s consolidated financial statements, the review of interim condensed consolidated financial statements included in quarterly reports, services that are normally provided in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit and review of Koil Energy’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees: Consists of tax compliance, tax preparation and other tax services. Tax compliance and tax preparation consists of fees and expenses billed for professional services related to assistance with tax returns. Other tax services consist of fees billed for other miscellaneous tax consulting.

All Other Fees: None.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors pre-approves all audit and permissible non-audit services provided by Moss Adams. These services may include audit services, audit-related services, tax services and other services. The Board of Directors may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more directors. If delegated, the director must report any pre-approval decision to the Board of Directors at its first meeting after the pre-approval was obtained.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Report.

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOIL ENERGY SOLUTIONS, INC.

By: /s/ Charles K. Njuguna
Charles K. Njuguna
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
Date: March 27, 2024

By: /s/ Trevor Ashurst
Trevor Ashurst
Vice President of Finance
(Principal Accounting Officer)
Date: March 27, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Erik Wiik and Mark Carden and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Charles K. Njuguna	President, Chief Executive Officer, and Director	March 27, 2024
Charles K. Njuguna	(Principal Executive Officer)

/s/ Mark Carden	Chairman of the Board of Directors	March 27, 2024
Mark Carden

/s/ David J. Douglas	Director	March 27, 2024
David J. Douglas

/s/ Neal I. Goldman	Director	March 27, 2024
Neal I. Goldman

/s/ Erik Wiik	Director	March 27, 2024
Erik Wiik

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).
3.1	Articles of Incorporation of Deep Down, Inc., conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Articles of Merger of Deep Down, Inc. and Koil Energy Solutions, Inc. and Agreement and Plan of Merger between Deep Down, Inc. and Koil Energy Solutions, Inc. filed with the Secretary of State of the State of Nevada on February 22, 2022 (incorporated by reference from Exhibit 3.2 to our Form 10-K filed on March 30, 2023)
3.3	Amended and Restated By-Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to our Form 10-K filed on March 30, 2020)
10.1†	Employment Agreement, amended dated effective as of September 18, 2019 between Deep Down, Inc. and Charles K. Njuguna (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 24, 2019).
10.2†	Employment Agreement, effective as of April 1, 2024 between Koil Energy Solutions, Inc. and Erik Wiik (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 11, 2024).
10.4	Commercial Lease Agreement between Wellbore Integrity Solutions, LLC, as Landlord, and Deep Down, Inc., as Tenant, dated effective May 5, 2022 (incorporated by reference from Exhibit 10.4 to our Form 10-K filed on March 29, 2022).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1*	Subsidiary list
24.1*	Power of Attorney (included on signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President, Chief Executive Officer and Chief Financial Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Vice President of Finance
32.1#	Section 1350 Certification of the President, Chief Executive Officer and Chief Financial Officer
32.2#	Section 1350 Certification of the Vice President of Finance
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).+

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Koil Energy Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Koil Energy Solutions, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition - Determination of Estimated Costs to Complete for Fixed Price Contracts

As described in Note 3 to the consolidated financial statements, total revenue of approximately $6,951,000 for the year ended December 31, 2023 is generated from fixed price contracts. For the Company’s fixed price contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management’s estimation of total cost at completion is subject to many variables and requires significant judgment. There are many factors which impact management’s estimate, including, but not limited to, the ability to properly execute the engineering, design and fabrication phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity, weather, and level of success in the installation phase.

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

The primary procedures we performed to address this critical audit matter included:

•	Evaluating management’s process and methodology for developing estimated costs to complete.
•	Identifying, evaluating, and testing significant assumptions utilized by management, including:
o	Obtaining executed purchase orders, agreements, and support for actual costs incurred.
o	Discussing progress of contracts’ completion with management.
o	Performing corroborative inquiries of appropriate project managers.
o	Confirming contract terms, billings, and estimated completion dates with customers.
o	Performing a look-back analysis on completed contracts during the year to assess variances between actual and prior year estimated costs to complete.
•	Testing the completeness, accuracy and relevance of the underlying data used in developing estimated costs to complete, including:
o	Testing the accuracy and occurrence of the actual costs incurred to-date.

Houston, Texas

March 27, 2024

We have served as the Company’s auditor since 2017.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$2,030	$2,353
Accounts receivable, net	4,228	2,920
Employee retention tax credit receivable	323	650
Inventory	430	202
Contract assets	480	281
Prepaid expenses and other current assets	358	204
Total current assets	7,849	6,610
Property, plant and equipment, net	2,968	3,305
Intangibles, net	72	62
Right-of-use operating lease assets	5,856	6,184
Right-of-use finance lease assets	103	275
Other assets	214	179
Total assets	$17,062	$16,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,353	$1,516
Contract liabilities	1,377	333
Current operating lease liabilities	480	863
Current finance lease liabilities	74	277
Total current liabilities	5,284	2,989

Operating lease liability, long-term	6,136	6,518
Finance lease liability, long-term	24	–
Total liabilities	11,444	9,507

Commitments and contingencies (Note 9)	–	–

Stockholders’ equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 15,906,010 issued at December 31, 2023 and December 31, 2022	16	16
Additional paid-in capital	73,840	73,776
Treasury stock, 4,017,808 shares at December 31, 2023 and December 31, 2022, at cost	(3,135)	(3,135)
Accumulated deficit	(65,103)	(63,549)
Total stockholders’ equity	5,618	7,108
Total liabilities and stockholders’ equity	$17,062	$16,615

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2023	2022
Revenues	$15,343	$12,977
Costs and expenses
Cost of sales	10,493	8,292
Selling, general and administrative	6,460	6,873
Right-of-use operating lease asset impairment	–	820
Total costs and expenses	16,953	15,985
Operating loss	(1,610)	(3,008)
Interest (income) expense, net	(7)	15
Other income, net	(50)	(55)
Gain on sale of property, plant and equipment	(4)	(40)
Loss before income tax expense	(1,549)	(2,928)
Income tax expense	5	–
Net loss	$(1,554)	$(2,928)

Net loss per share:
Basic	$(0.13)	$(0.24)
Fully diluted	$(0.13)	$(0.24)

Weighted-average shares outstanding:
Basic	11,888	11,981
Fully diluted	11,888	11,981

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2021	15,906	$16	$73,686	$(2,809)	$(60,621)	$10,272

Net loss	–	–	–	–	(2,928)	(2,928)
Treasury shares purchased	–	–	–	(326)	–	(326)
Share-based compensation	–	–	90	–	–	90

Balance at December 31, 2022	15,906	$16	$73,776	$(3,135)	$(63,549)	$7,108

Net loss	–	–	–	–	(1,554)	(1,554)
Share-based compensation	–	–	64	–	–	64

Balance at December 31, 2023	15,906	$16	$73,840	$(3,135)	$(65,103)	$5,618

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,554)	$(2,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	64	90
Depreciation and amortization	605	682
Gain on sale of property, plant and equipment	(4)	(40)
Bad debt expense (recovery)	1	(9)
Non-cash lease expense	723	398
Loss on right-of-use operating lease asset impairment	–	820
Changes in operating assets and liabilities:
Accounts receivable	(982)	3,018
Contract assets	(199)	71
Inventories	(228)	52
Prepaid expenses and other current assets	(155)	(103)
Other assets	(83)	(98)
Accounts payable and accrued expenses	971	(794)
Contract liabilities	1,044	83
Net cash provided by operating activities	203	1,242

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4	271
Purchases of property, plant and equipment	(230)	(2,537)
Payments received on note receivable	–	4
Net cash used in investing activities	(226)	(2,262)

Cash flows from financing activities:
Repurchase of common shares	–	(250)
Principal payments under finance lease obligations	(300)	(53)
Net cash used in financing activities	(300)	(303)

Change in cash	(323)	(1,323)
Cash, beginning of year	2,353	3,676
Cash, end of year	$2,030	$2,353

Supplemental schedule of non-cash investing and financing activities:
Shares of common stock received in exchange for property, plant and equipment	$–	$76

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dollar and share amounts in the Notes to Consolidated Financial Statements are in thousands of dollars and shares, unless otherwise indicated, except per share amounts.

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

Koil Energy Solutions, Inc., a Nevada corporation (“Koil Energy Nevada”), and its direct wholly owned subsidiary, Koil Energy Solutions, Inc., a Delaware corporation (“Koil Energy Delaware”, and together with Koil Energy Nevada, “Koil Energy”, “we”, “us” or the “Company”), is an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Koil Energy’s core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Koil Energy’s experienced professionals can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world. The Company’s broad line of solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field. The Company primarily serves the offshore oil and gas market; however, the Company’s product offerings and service capabilities are based on core competencies that are energy source agnostic and can be applied to additional markets, including offshore wind, offshore wave energy, hydrogen, and liquefied natural gas.

Liquidity

Koil Energy’s cash on hand was $2,030 and working capital was $2,565 as of December 31, 2023. As of December 31, 2022, cash on hand and working capital were $2,353 and $3,621, respectively. The Company generally depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company exercises discipline when making capital investments and pursues opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items. Additionally, on May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. Any receivables sold shall bear an interest rate computed as Wall Street Journal Prime Rate (“Prime Rate”) plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of this agreement. At December 31, 2023, the Company had no outstanding sales of accounts receivable to Amegy.

Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Koil Energy for the years ended December 31, 2023 and 2022. All intercompany transactions and balances have been eliminated.

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

Segments

For the years ended December 31, 2023 and 2022, the Company’s operations were organized as one reportable segment and one operating segment.

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

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

Our financial instruments consist primarily of cash, accounts receivable and accounts payable. The carrying values of cash, accounts receivables, and payables approximated their fair values at December 31, 2023 and 2022 due to their short-term maturities.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due. We monitor our customers’ payment history and current credit worthiness, if needed, to determine that collectability is reasonably assured. We provide an allowance for credit losses based by reviewing each accounts receivable balance with respect to a debtor’s ability to make payments. We also evaluate historical loss rates as well as consider forward-looking factors specific to the debtors, the overall economic environment, and management expectations to determine expected losses. Generally, we do not charge interest on past due accounts. When certain accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period.  At December 31, 2023 and 2022, we estimated the allowance for credit losses requirement to be $0. Bad debt expense (recovery) totaled $1 and $(9) for the years ended December 31, 2023 and 2022, respectively. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.

Concentration of Revenues and Credit Risk

Koil Energy’s revenues are derived from the sale of products and services to customers who participate in the offshore sector of the energy industry. Customers may be similarly affected by economic and other changes in the energy industry. For the year ended December 31, 2023, our five largest customers accounted for 29 percent, 19 percent, 14 percent, 10 percent, and 6 percent of total revenues. For the year ended December 31, 2022, our five largest customers accounted for 31 percent, 13 percent, 12 percent, 9 percent, and 6 percent of total revenues. The loss of one or more of these customers could have a material impact on our results of operations and cash flows.

As of December 31, 2023, three of our customers accounted for 47 percent, 13 percent, and 10 percent of total accounts receivable. As of December 31, 2022, three of our customers accounted for 50 percent, 12 percent, and 9 percent of total accounts receivable.

Inventory

Koil maintains an inventory of components that would otherwise have long lead times to purchase as needed. Inventory costs are determined principally by the use of the specific identification method. Company manufactured inventory is valued using direct costs incurred. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of obsolescence or marketability. We did not record any write-downs or write-offs of inventory in recent years.

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

Step 1 – We test the long-lived asset group for recoverability by comparing the carrying amount of the asset group with the sum of the undiscounted future cash flows from use and the eventual disposal of the asset group. If the carrying amount of the long-lived asset group is determined to be greater than the sum of the undiscounted future cash flows from use and disposal, we would need to perform step 2.

Step 2 – If the long-lived group of assets fails the recoverability test in step 1, we would record an impairment expense for the difference between the carrying amount and the fair value of the long-lived asset group.

During the years ended December 31, 2023 and December 31, 2022, the Company conducted assessments of whether impairment indicators were present that indicate the carrying amount of its long-lived asset (group) might not be recoverable and determined that no such events or changes in circumstances were present.

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

Share-Based Compensation

We record share-based awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period. These awards are valued at the grant date fair market value using the closing price of our stock on the QB Tier of the OTC Markets Group. Share-based compensation expense is generally recognized over the expected term of the award on a straight-line basis, and forfeitures are recorded as they occur. At December 31, 2023 and December 31, 2022, the Company’s share-based compensation was in the form of stock options. See further discussion in Note 6.

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

Recently Issued Accounting Standards

In November 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-10 “Financial Instruments—Credit Losses (Topic 326).” The FASB issued this update to extend and simplify how effective dates are staggered between larger public companies and all other entities for the aforementioned updates. Topic 326 is effective for fiscal years and interim periods beginning after December 15, 2022 for smaller reporting companies. The adoption of ASU No. 2019-10 did not have a material impact on our financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively (with retrospective application permitted) and is effective in the 2025 annual period and in 2026 for interim periods, with early adoption permitted. We are currently evaluating the impact of this amendment on our consolidated financial statements.

We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or were not expected to have a material impact on our financial statements.

NOTE 2: LEASES

We lease land, buildings, and certain equipment under non-cancellable operating leases. The Company leases office, indoor manufacturing, warehouse, and operating space in Houston, Texas and leases storage space in Mobile, Alabama to house its 3,400 metric ton and 3,500 metric ton carousel systems. We classify our leases related to certain office furniture and computer equipment as financing leases. The Company elects to apply the short-term lease exception; therefore, the Company will not record an ROU asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Company elects to apply the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

Most leases include one or more options to renew, with renewal terms that can extend the lease term on a monthly, annual or longer basis. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term unless there is a transfer of title or purchase option that is reasonably certain of being exercised.

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

As of December 31, 2023 and 2022, the Company does not have any subleases.

The following tables present information about our operating and finance leases:

	Classification	December 31, 2023	December 31, 2022
Assets
Operating	Right-of-use operating lease assets	$5,856	$6,184
Finance	Right-of-use finance lease assets	103	275
Total lease assets		$5,959	$6,459

Liabilities
Current
Operating	Current operating lease liabilities	$480	$863
Finance	Current finance lease liabilities	74	277

Non-current
Operating	Operating lease liability, long-term	6,136	6,518
Finance	Finance lease liability, long-term	24	–
Total lease liabilities		$6,714	$7,658

The components of our lease expense were as follows:

		Year Ended December 31,
	Classification	2023	2022
Finance lease costs
Amortization of ROU assets	Selling, general and administrative	$292	$104
Interest on lease liabilities	Interest (income) expense, net	10	2
Operating lease expense	Cost of sales	735	1,238
Operating lease expense	Selling, general and administrative	230	172
Short term lease expense	Cost of sales	306	494
Total lease expense		$1,271	$1,904

The lease term and discount rate for our operating and financing leases were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease terms (years)
Operating leases	8.7	8.4
Finance leases	1.7	0.0

Weighted-average discount rates
Operating leases	7.97%	6.25%
Finance leases	7.44%	8.23%

Present value of lease liabilities:

Years ending December 31,	Operating Leases	Finance Leases
2024	$990	$78
2025	1,006	13
2026	1,021	13
2027	1,041	–
Thereafter	5,233	–
Total lease payments	$9,291	$104
Less: Interest	(2,675)	(6)
Present value of lease liabilities	$6,616	$98

For the year ended December 31, 2023, the Company did not have any sale/leaseback transactions. We had no material non-cash financing or operating leases entered into during the year ended December 31, 2023.

Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$101	6,345
Finance leases	122	328

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Year Ended December 31,
	2023	2022
Fixed price contracts	$6,951	$4,941
Service contracts	8,392	8,036
Total	$15,343	$12,977

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

Contracts are often modified to account for changes in contract specifications and requirements. We consider a contract modification to exist when the modification either creates new, or changes the existing, enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed on a monthly basis. Payment terms for services are usually 30 days from invoice receipt but have increased to 45, 60, or 90 days depending on the customer.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. For the years ending 2023 and 2022, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	December 31, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$2,575	$342
Estimated earnings on uncompleted contracts	399	465
Estimated loss on uncompleted contracts	(130)	–
	2,844	807
Less: Billings to date on uncompleted contracts	(3,741)	(859)
	$(897)	$(52)

Accounts receivable, net, contract assets, and contract liabilities consisted of the following:

	December 31, 2023	December 31, 2022	December 31, 2021
Accounts receivable, net	$4,228	$2,920	$5,929
Contract assets	480	281	352
Contract liabilities	1,377	333	250
	$1,857	$614	$602

Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims. The contract asset and liability balances at December 31, 2023 and 2022 consisted primarily of revenue related to fixed-price projects.

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

Many of our services contracts are short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Additionally, our payment terms are short-term in nature with settlements of one year or less. We have, therefore, utilized the practical expedient exempting the Company from adjusting the promised amount of consideration for the effects of a significant financing component given that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Further, in many of our service contracts, we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date (for example, a service contract in which we bill a fixed amount for each hour of service provided). For those contracts, we have utilized the practical expedient allowing us to recognize revenue in the amount for which we have the right to invoice.

Accordingly, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consisted of the following:

	December 31, 2023	December 31, 2022	Range of Asset Lives
Leasehold improvements	$2,272	$2,228	lease term
Equipment	5,861	5,698	2 - 30 years
Furniture, computers and office equipment	180	180	2 - 8 years
Construction in progress	–	8	-

Total property, plant and equipment	8,313	8,114
Less: Accumulated depreciation	(5,345)	(4,809)
Property, plant and equipment, net	$2,968	$3,305

Depreciation expense included in cost of sales in the accompanying consolidated statements of operations was $497 and $496 for the years ended December 31, 2023 and 2022, respectively. Depreciation expense excluded from cost of sales in the accompanying consolidated statements of operations was $53 and $124 for the years ended December 31, 2023 and 2022, respectively.

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

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(1,554)	$(2,928)

Denominator:
Weighted average number of common shares outstanding:
Basic	11,888	11,981
Diluted	11,888	11,981

Loss per common share outstanding:
Basic	$(0.13)	$(0.24)
Diluted	$(0.13)	$(0.24)

At December 31, 2023 and 2022, there were outstanding options that were vested and exercisable into 875 and 725 shares of common stock, respectively; however, they have been excluded from the calculation of EPS because their exercise would be anti-dilutive.

NOTE 6: SHARE-BASED COMPENSATION

On August 2, 2023, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.55 per share. Fair value of these stock options was $0.32 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2023, November 30, 2023, February 28, 2024, and the remainder are scheduled to vest on May 31, 2024. In addition to the foregoing, all shares shall vest immediately prior to a change in control.

On October 20, 2022, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.63 per share. Fair value of these stock options was $0.39 per share at the date of grant. Twenty-five percent of the shares vested on each of October 31, 2022, November 30, 2022, February 28, 2023, and May 31, 2023.

The following table summarizes the activity of our nonvested stock options for the years ended December 31, 2023 and 2022:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	125	$0.74	4.0
Granted	150	0.63
Vested	(200)	0.70
Outstanding at December 31, 2022	75	0.63	4.8
Granted	150	0.55
Vested	(150)	0.59
Outstanding at December 31, 2023	75	$0.55	4.6
Exercisable at December 31, 2023	875	$0.63	2.0

For the years ended December 31, 2023 and 2022, we recognized a total of $64 and $90, respectively, of share-based compensation expense related to stock options, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested stock options was $24 and $40 at December 31, 2023 and 2022, respectively. These costs are expected to be recognized as expenses over a weighted-average period of 0.42 years.

NOTE 7: TREASURY STOCK

No shares of common stock were purchased during the year ended December 31, 2023. During the year ended December 31, 2022, 500 shares of common stock were purchased in privately negotiated transactions for an aggregate amount of $326. The Company had 4,018 shares of common stock held in treasury as of December 31, 2023 and 2022. Treasury shares are accounted for using the cost method.

NOTE 8: INCOME TAXES

Income tax expense is comprised of the following:

	Year Ended December 31,
	2023	2022
Federal:
Current	$–	$–
Deferred	–	–
Total	–	–
State:
Current	5	–
Deferred	–	–
Total	5	–
Total income tax expense (benefit)	$5	$–

Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory income tax rate to loss before income taxes for the reasons set forth below.

	Year Ended December 31,
	2023	2022
Income tax benefit at federal statutory rate	(21.00)%	(21.00)%
State tax expense (benefit), net of federal benefit	0.23%	(0.01)%
Valuation allowance	20.49%	21.10%
Research and development credits	0.45%	0.04%
Other permanent differences	0.17%	(0.14)%
Total effective rate	0.34%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of the temporary differences and carry forwards are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$6,090	$5,748
Research and development and other credit carryforwards	630	637
Share-based compensation	816	803
Intangible amortization	(12)	–
Right-of-use operating lease liabilities	1,389	1,550
Other	(5)	(12)
Total deferred tax assets	8,908	8,726
Less: valuation allowance	(7,546)	(7,235)
Net deferred tax assets	$1,362	$1,491

Deferred tax liabilities:
Depreciation on property and equipment	$(132)	$(113)
Right-of-use operating lease assets	(1,230)	(1,378)
Total deferred tax liabilities	$(1,362)	$(1,491)

Net deferred tax position	$–	$–

We have $28,513 of federal and $1,336 of state net operating loss (“NOL”) carryforwards and $630 in research and development and other credits available to offset future taxable income. These federal and state NOLs will expire at various dates through 2034, except for federal NOLs generated in 2018 and subsequent years. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2023. Accordingly, we do not have any accruals for penalties or interest related to our tax returns. Should an examination or audit arise, we would evaluate the need for an accrual and record one, if necessary. Our federal tax returns from the tax years ended December 31, 2019 through December 31, 2023 are open to examination by the Internal Revenue Service.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Employment Agreement

Our Chief Executive Officer (“CEO”) is employed under an employment agreement containing severance provisions. In the event of termination of the CEO’s employment for any reason, the CEO will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the CEO is entitled or vested under the terms of all employee benefit and compensation plans, agreements, and arrangements in which the CEO participates as of the date of termination.

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

NOTE 10: RELATED PARTY TRANSACTIONS

On January 5, 2022, the Company repurchased 235 shares of common stock from Mr. Ronald Smith, the Company’s founder, at a total cost of $150. On March 24, 2022, the Company repurchased 119 shares of common stock from Mr. Smith in exchange for several long-lived assets that were non-strategic to the core operations of the business, valued at $76. On June 3, 2022, the Company repurchased 147 shares of common stock from Mr. Smith at a total cost of $100. The price per share used for each transaction was market price, and the average price per share paid to Mr. Smith was $0.65.

NOTE 11: EMPLOYEE RETENTION CREDIT

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. Since there are no generally accepted accounting principles for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. The Company accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” of International Financial Reporting Standards.

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

The Company initially recognized a $650 employee retention credit as other income on its condensed consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2023, the Company has a $323 employee retention tax credit receivable balance recorded on its consolidated balance sheet. The Company filed for refunds of the employee retention credits and as of the date of this Report, had received a $344 refund for the employee retention credit filed for the first quarter of 2021.

NOTE 12: SUBSEQUENT EVENTS

On March 4, 2024, Mr. Charles K. Njuguna resigned as President, Chief Executive Officer, Chief Financial Officer and as a member of the board of directors (the “Board”) of the Company, effective as of March 31, 2024. As a result of his resignation, the Company and Mr. Njuguna agreed to terminate the employment agreement dated effective September 1, 2019, between the Company and Mr. Njuguna. The termination of Mr. Njuguna’s employment agreement is effective as of March 31, 2024. The resignation of Mr. Njuguna did not involve any disagreement with the Company.

On March 6, 2024, the Board appointed Erik Wiik as the Company’s Chief Executive Officer, effective April 1, 2024, and on March 8, 2024, the Board appointed Mr. Wiik as a member of the Board, effective immediately. Mr. Wiik, age 60, most recently served as President of ReAdapt Inc., an engineering consultancy firm providing subject matter expertise within subsea technology, since July 2018. In connection with Mr. Wiik’s appointment, the Company entered into an employment agreement with Mr. Wiik (the “Employment Agreement”), with an effective date of April 1, 2024.

Under the terms of the Employment Agreement, Mr. Wiik is entitled to receive an annual base salary (the amount of which is $325,000), subject to annual adjustment by the Company’s Board. Mr. Wiik is also entitled to receive an annual bonus based upon the achievement of financial objectives by the Company, which objectives shall be set by the Board annually. Further, the Employment Agreement provides that Mr. Wiik is eligible to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to all other peer executives of the Company, to receive fringe benefits in accordance with the plans, practices, programs and policies of the Company for other peer executives, and to receive reimbursement for reasonable business expenses. In the event of a change of control (as defined in the Employment Agreement), the awards and grants to Mr. Wiik that are comprised of or based upon equity securities under the Company’s plans, practices, policies and programs will immediately vest.

The Employment Agreement provides that if any payment or distribution to an executive would be subject to any additional tax or excise tax, or any interest or penalties are incurred by Mr. Wiik with respect to such excise tax, then Mr. Wiik will be entitled to receive from the Company an additional payment (“Gross-Up Payment”) in an amount such that after payment of all taxes Mr. Wiik will retain an amount of the Gross-Up Payment equal to the tax imposed upon such payment or distribution.

In the event of termination of Mr. Wiik’s employment for any reason, Mr. Wiik will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which Mr. Wiik is entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which Mr. Wiik is a participant as of the date of termination. In addition, subject to executing a general release in favor of the Company, Mr. Wiik will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by Mr. Wiik with “good reason.” These severance payments include the following:

(i)	a lump sum in cash equal to one time Mr. Wiik’s annual base salary (at the rate in effect on the date of termination);
(ii)	a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement; provided, however, that such pro rata portion shall be calculated based on Mr. Wiik’s annual bonus for the previous fiscal year; provided further that if no previous annual bonus has been paid to Mr. Wiik, then the lump sum cash payment shall be no less than fifty percent of Executive’ annual base salary; and
(iii)	if Mr. Wiik’s termination occurs prior to the date that is twelve months following a Change in Control (as defined in the Employment Agreement), then each and every share option, restricted share award and other equity-based award that is outstanding and held by Mr. Wiik shall immediately vest and become exercisable.

Mr. Wiik has agreed, during the term of his employment and for a one-year period after his termination, not to engage in Competition (as defined in the Employment Agreement) with the Company, solicit business from any customer or potential customer of the Company, solicit the employment or services of any person employed by or a consultant to the Company on the date of termination or with six months prior thereto, or otherwise knowingly interfere with the business or accounts of the Company or any of its subsidiaries.

The Employment Agreement also provides that the Company, to the extent permitted by applicable law and the by-laws of the Company, will defend, indemnify and hold harmless Mr. Wiik from any and all claims, demands or causes of action, including reasonable attorneys’ fees and expenses, suffered or incurred by Mr. Wiik as a result of the assertion or filing of any claim, demand, litigation or other proceedings based upon statements, acts or omissions made by or on behalf of Mr. Wiik pursuant to the Employment Agreement or in the course and scope of Mr. Wiik’s employment with the Company. The Company will also maintain and pay all applicable premiums for directors’ and officers’ liability insurance which shall provide full coverage for the defense and indemnification of Mr. Wiik, to the fullest extent permitted by applicable law.

In connection with entering into the Employment Agreement, the Company granted 300,000 shares of restricted stock, and options for 300,000 shares, to Mr. Wiik. Each of the foregoing will vest in three equal installments on the anniversaries of the grant date.

The above description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

No family relationship exists between Mr. Wiik and any of the Company’s directors or executive officers. There are no arrangements or understandings between Mr. Wiik and any other person pursuant to which Mr. Wiik was selected as an officer of the Company, nor are there any transactions to which the Company is or was a participant and in which Mr. Wiik had or will have a direct or indirect material interest subject to disclosure under Item 404(a) of Regulation S-K.

