Form 10-Q
period 2024-03-31
Koil Energy Solutions, Inc.
filed 2024-05-06
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

At May 6, 2024, there were 12,188,202 shares outstanding of Common Stock, par value $0.001 per share.

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

i

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2023, other periodic and current reports we have filed with the SEC, or this Report.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$1,978	$2,030
Accounts receivable, net	3,880	4,228
Employee retention tax credit receivable	323	323
Inventory	525	430
Contract assets	2,023	480
Prepaid expenses and other current assets	412	358
Total current assets	9,141	7,849
Property, plant and equipment, net	2,849	2,968
Intangibles, net	70	72
Right-of-use operating lease assets	5,741	5,856
Right-of-use finance lease assets	82	103
Other assets	201	214
Total assets	$18,084	$17,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,558	$3,353
Contract liabilities	1,733	1,377
Current operating lease liabilities	494	480
Current finance lease liabilities	56	74
Total current liabilities	5,841	5,284

Operating lease liability, long-term	6,006	6,136
Finance lease liability, long-term	24	24
Total liabilities	11,871	11,444

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 15,906,010 issued at March 31, 2024 and December 31, 2023	16	16
Additional paid-in capital	73,691	73,840
Treasury stock, 3,717,808 and 4,017,808 shares at March 31, 2024 and December 31, 2023, respectively, at cost	(2,967)	(3,135)
Accumulated deficit	(64,527)	(65,103)
Total stockholders' equity	6,213	5,618
Total liabilities and stockholders' equity	$18,084	$17,062

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2024	2023
Revenues	$5,791	$3,724
Costs and expenses
Cost of sales	3,761	2,081
Selling, general and administrative	1,460	1,738
Total costs and expenses	5,221	3,819
Operating income (loss)	570	(95)
Interest (income) expense, net	(8)	2
Other income, net	(1)	–
Gain on sale of property, plant and equipment	–	(1)
Income (loss) before income tax expense	579	(96)
Income tax expense	3	1
Net income (loss)	$576	$(97)

Net income (loss) per share:
Basic	$0.05	$(0.01)
Fully diluted	$0.05	$(0.01)

Weighted-average shares outstanding:
Basic	11,971	11,888
Fully diluted	12,017	11,888

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2023	15,906	$16	$73,840	$(3,135)	$(65,103)	5,618

Net income	–	–	–	–	576	576
Restricted stock award	–	–	(168)	168	–	–
Share-based compensation	–	–	19	–	–	19

Balance at March 31, 2024	15,906	$16	$73,691	$(2,967)	$(64,527)	$6,213

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2022	15,906	$16	$73,776	$(3,135)	$(63,549)	$7,108

Net loss	–	–	–	–	(97)	(97)
Share-based compensation	–	–	24	–	–	24

Balance at March 31, 2023	15,906	$16	$73,800	$(3,135)	$(63,646)	$7,035

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$576	$(97)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	19	24
Depreciation and amortization	144	152
Gain on sale of property, plant and equipment	–	(1)
Non-cash lease expense	21	263
Changes in operating assets and liabilities:
Accounts receivable, net	348	(1,384)
Contract assets	(1,543)	(66)
Inventories	(95)	1
Prepaid expenses and other current assets	(54)	32
Other assets, net	–	(8)
Accounts payable and accrued expenses	(79)	(381)
Contract liabilities	356	791
Net cash used in operating activities	(307)	(674)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	–	1
Purchases of property, plant and equipment	(10)	(79)
Net cash used in investing activities	(10)	(78)

Cash flows from financing activities:
Principal payments under finance lease obligations	(18)	(82)
Proceeds from short-term borrowings	305	–
Principal payments on short-term borrowings	(22)	–
Net cash provided by (used in) financing activities	265	(82)
Change in cash	(52)	(834)
Cash, beginning of period	2,030	2,353
Cash, end of period	$1,978	$1,519

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

Basis of Presentation

Unless otherwise indicated, the terms “Koil Energy Solutions, Inc.”, “Koil Energy”, “Company”, “we”, “our” and “us” are used in this Report to refer to Koil Energy Solutions, Inc., a Nevada corporation (“Koil Energy Nevada”), and its directly wholly owned subsidiary, Koil Energy Solutions, Inc., a Delaware corporation (“Koil Energy Delaware”). The accompanying unaudited condensed consolidated financial statements of Koil Energy Solutions, Inc. were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain notes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Liquidity

The Company’s cash on hand was $1,978 and working capital was $3,300 as of March 31, 2024. As of December 31, 2023, cash on hand and working capital was $2,030 and $2,565, respectively. The Company generally depends on cash on hand, cash flows from operations, and potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company exercises discipline when making capital investments and pursues opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items. Additionally, on May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. Any receivables sold shall bear an interest rate computed as Wall Street Journal Prime Rate (“Prime Rate”) plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of this agreement. At March 31, 2024, the Company had one factored invoice outstanding with Amegy in the amount of $332.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Koil Energy for the three months ended March 31, 2024 and 2023. All intercompany transactions and balances have been eliminated.

Segments

For the three months ended March 31, 2024 and 2023, the Company’s operations were organized as one reportable segment and one operating segment.

NOTE 2:	LEASES

In February 2016, the FASB issued ASU 2016-02, Leases (“ASC Topic 842”). Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, except for short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will initially be measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

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

The Company leases land, buildings, and certain equipment under non-cancellable operating leases. We lease office, indoor manufacturing, warehouse, and operating space in Houston, Texas and lease storage space in Mobile, Alabama to house our 3,400 metric ton and 3,500 metric ton carousel systems. We classify our leases related to certain office furniture and computer equipment as finance leases. The Company elects to apply the short-term lease exception; therefore, the Company will not record an ROU asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Company elects to apply the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

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

As of March 31, 2024, the Company does not have any subleases.

The following tables present information about our operating and finance leases:

	Classification	March 31, 2024	December 31, 2023
Assets
Operating	Right-of-use operating lease assets	$5,741	$5,856
Finance	Right-of-use finance lease assets	82	103
Total lease assets		$5,823	$5,959

Liabilities
Current
Operating	Current operating lease liabilities	$494	$480
Finance	Current finance lease liabilities	56	74

Non-current
Operating	Operating lease liability, long-term	6,006	6,136
Finance	Finance lease liability, long-term	24	24
Total lease liabilities		$6,580	$6,714

The components of our lease expense were as follows:

		Three Months Ended March 31,
	Classification	2024	2023
Finance lease costs
Amortization of ROU assets	Selling, general and administrative	$22	$82
Interest on lease liabilities	Other income, net	2	5
Operating lease expense	Cost of sales	189	183
Operating lease expense	Selling, general and administrative	54	56
Short term lease expense	Cost of sales	74	68
Total lease expense		$341	$394

The lease term and discount rate for our operating and finance leases were as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease terms (years)
Operating leases	8.53	8.73
Finance leases	1.74	1.72

Weighted-average discount rates
Operating leases	7.97%	7.97%
Finance leases	7.25%	7.44%

Present value of lease liabilities:

	Operating Leases	Finance Leases
April 1, 2024 - March 31, 2025	$995	$58
April 1, 2025 - March 31, 2026	1,009	13
April 1, 2026 - March 31, 2027	1,026	13
April 1, 2027 - March 31, 2028	1,046	–
Thereafter	4,967	–
Total lease payments	$9,043	$84
Less: Interest	(2,543)	(4)
Present value of lease liabilities	$6,500	$80

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2024	2023
Fixed Price Contracts	$4,513	$1,414
Service Contracts	1,278	2,310
Total	$5,791	$3,724

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At March 31, 2024 and December 31, 2023, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	March 31, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$3,980	$2,575
Estimated earnings on uncompleted contracts	890	399
Estimated loss on uncompleted contracts	(59)	(130)
	4,811	2,844
Less: Billings to date on uncompleted contracts	(4,521)	(3,741)
	$290	$(897)

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$2,023	$480
Contract liabilities	(1,733)	(1,377)
	$290	$(897)

The contract asset and liability balances at March 31, 2024 and December 31, 2023 consisted primarily of revenue related to fixed-price projects.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options, potential orders, and any remaining performance obligations for any sales arrangements that had not fully satisfied the criteria to be considered a contract with a customer pursuant to the requirements of Accounting Standards Codification 606.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Leasehold improvements	$2,282	$2,272
Equipment	5,861	5,861
Furniture, computers and office equipment	180	180

Total property, plant and equipment	8,323	8,313
Less: Accumulated depreciation and amortization	(5,474)	(5,345)
Property, plant and equipment, net	$2,849	$2,968

Depreciation expense for the three months ended March 31, 2024 was $144.

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets.

On March 6, 2024, the Company granted 300 shares of restricted stock and an option to purchase 300 shares of our common stock to our newly appointed Chief Executive Officer (“CEO”). The restricted shares have a fair value grant price, and the option has an exercise price, of $0.56 per share, based on the closing price of our common stock on that day. Fair value of the stock options was $0.35 per share at the date of grant. These shares and options vest over three years in equal tranches on the anniversaries of the grant date. The related share-based compensation is being amortized over the three-year requisite service period, and the Company recognized a total of $5 in compensation expense for these grants for the three months ended March 31, 2024.

During the three months ended March 31, 2024 and 2023, the Company recognized a total of $19 and $24 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested stock options was $112 and $24 at March 31, 2024 and December 31, 2023, respectively. The unamortized estimated fair value of nonvested restricted stock was $103 and $0 at March 31, 2024 and December 31, 2023, respectively.

NOTE 6:	TREASURY STOCK

Treasury shares are accounted for using the cost method. During the three months ended March 31, 2024, 300 shares of treasury stock were utilized for the restricted stock granted to our CEO.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At March 31, 2024 and December 31, 2023, management has recorded a full deferred tax asset valuation allowance.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

Employment Agreement

Our CEO is employed under an employment agreement containing severance provisions. In the event of termination of the CEO’s employment for any reason, the CEO will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the CEO is entitled or vested under the terms of all employee benefit and compensation plans, agreements, and arrangements in which the CEO participates as of the date of termination.

In addition, subject to executing a general release in favor of the Company, the CEO will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by the CEO with “good reason.” These severance payments include: (i) a lump sum in cash equal to one time the CEO’s annual base salary; (ii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement, but no less than fifty percent of the CEO’s annual base salary; and (iii) if the CEO’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the CEO shall immediately vest and become exercisable.

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

	Three months ended March 31,
	2024	2023
Weighted average common shares outstanding - basic	11,971	11,888
Dilutive effect of common stock equivalents	46	1
Weighted average common shares outstanding - diluted	12,017	11,888

NOTE 10:	EMPLOYEE RETENTION CREDIT

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

The Company recognized a $650 employee retention credit as other income on its consolidated statement of operations for the year ended December 31, 2021. The Company filed for refunds of the employee retention credits and on October 10, 2023, received a $344 refund for the employee retention credit filed for the first quarter of 2021. As of March 31, 2024 and December 31, 2023, the Company has a $323 employee retention tax credit receivable balance recorded on its condensed consolidated balance sheet.

NOTE 11:	FACTORING AGREEMENT

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

Amegy has the right to charge back any receivable to Koil Energy, and Koil Energy has the obligation to repurchase such receivable, if (a) the receivable is not paid to Amegy within 90 days from the invoice date, at which time it will be deemed to be in dispute, (b) any dispute arises with respect to such receivable, (c) Koil Energy or Amegy discovers or determines that any representation or warranty made by Koil Energy in the Factoring Agreement or in any document executed in connection with the Factoring Agreement (the “Purchase Documents”) is false or misleading, or (d) Koil Energy breaches any covenant or agreement contained in the Factoring Agreement or in any Purchase Document or is otherwise in default thereof.

The receivables sold shall bear interest at a rate equal to the Wall Street Journal Prime Rate (“Prime Rate”) plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of the Factoring Agreement.

NOTE 12:	SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the condensed consolidated financial statements were filed with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except per share amounts)

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of Koil Energy’s results of operations and financial condition. This information should be read in conjunction with the Company’s audited historical consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and which is available on the SEC’s website, and the Company’s unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

General

Koil Energy is an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Koil Energy's core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Koil Energy's experienced professionals can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world. The Company’s solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field. The Company primarily serves the offshore oil and gas market; however, the Company’s product offerings and service capabilities are based on core competencies that are indifferent to energy source and can be applied to additional markets, including offshore wind, offshore wave energy, hydrogen, and liquefied natural gas.

Industry and Executive Outlook

The energy services industry is dependent on the capital and operating expenditure programs of energy companies. The decision for operators to either progress or cut back their exploration, drilling, and production operations is substantially driven by the overall condition of the energy industry. Particularly, the oil and gas industry has historically been characterized by fluctuations in commodity prices, which are driven by a variety of market forces. Per the International Energy Agency’s March 2024 Oil Market Report, demand is expected to increase by 1.3 million barrels per day in 2024. Additionally, we believe a convergence of economic, geopolitical, trade and policy factors has exacerbated the issue of years of underinvestment in upstream hydrocarbon production and appears to have returned the focus to increasing production. As a result, the Company anticipates global offshore oil production to continue its pivotal role in meeting the world’s energy demands this year.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Revenues	$5,791	$3,724	$2,067	56%

The 56% increase in revenues was primarily driven by an overall increase in fixed price contracts partially offset by a decrease in service contract activity when compared to revenues for the three months ended March 31, 2023.

Cost of Sales

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Cost of sales	$3,761	$2,081	$1,680	81%
Gross profit	$2,030	$1,643	$387	24%
Gross profit %	35%	44%	–	(9)%

The increase in gross profit was primarily driven by increased revenues. The decrease in gross profit as a percentage of sales was mainly due to incurring higher materials costs associated with the increase in fixed price contracts.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $116 and $126 for the three months ended March 31, 2024 and 2023, respectively.

Selling, general and administrative expenses

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	$	%
Selling, general & administrative	$1,460	$1,738	$(278)	(16)%
Selling, general & administrative as a % of revenue	25%	47%	–	(21)%

The decrease in selling, general, and administrative expenses (“SG&A”) was primarily due to lower administrative payroll expense, advertising expense, research and development expense, and rental expense related to the Company’s short-term lease for furniture at the Company’s operating facility.

The Company records depreciation expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $28 and $26 for the three months ended March 31, 2024 and 2023, respectively.

Adjusted EBITDA

Management evaluates Company performance based on a measure that is not in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which consists of earnings (net income or loss) available to common stockholders before net interest income, income taxes, depreciation and amortization, non-cash share-based compensation expense, non-cash impairments, non-cash gains or losses on the sale of property, plant and equipment (“PP&E”), other non-cash items and one-time charges (“Adjusted EBITDA”). This measure may not be comparable to similarly titled measures employed by other companies. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing, or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Adjusted EBITDA calculation, however, are derived from amounts included in the accompanying condensed consolidated statements of operations.

We believe Adjusted EBITDA is a useful measure of a company’s operating performance, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired. It helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest), asset base (primarily depreciation and amortization), and actions that do not affect liquidity (share-based compensation expense) from our operating results. Additionally, it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase or acquisition in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$576	$(97)

(Deduct) Add: Interest (income) expense, net	(8)	2
Add: Income tax expense	3	1
Add: Depreciation and amortization	144	152
Add: Share-based compensation	19	24
Deduct: Gain on sale of asset	–	(1)
Add: Relocation costs	–	9

Adjusted EBITDA	$734	$90

The $644 increase in Adjusted EBITDA was primarily driven by gross profit improvement associated with the increase in fixed price contracts during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

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

The Company believes it will have adequate liquidity to meet its future operating requirements. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. On May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. The balance of accounts receivable sold to Amegy as of March 31, 2024 was $332.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the three months ended March 31, 2024, the Company reported a $52 decrease in cash. The Company used $307 of net cash in operating activities, primarily driven by net changes in operating assets and liabilities of $1,067. This was partially offset by net income of $576 and other adjustments of $184 to reconcile net income to net cash used in operating activities, which includes items such as non-cash lease expense, share-based compensation, and depreciation and amortization. The Company used $10 of net cash for investing activities, primarily to fund capital expenditures. The Company also generated $265 of net cash from financing activities, primarily driven by proceeds received from short-term borrowings.

During the three months ended March 31, 2023, the Company reported a $834 decrease in cash. The Company used $674 of net cash from operating activities, primarily driven by changes in operating assets and liabilities of $1,015 and a net loss of $97. This was partially offset by other adjustments of $438 to reconcile net loss to net cash provided by operating activities. The Company used $78 of net cash for investing activities, primarily to fund capital expenditures. The Company also used $82 of net cash in financing activities for principal payments made under its finance lease obligations.

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

Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting policies and estimates.

Allowance for Credit Losses

The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due. We monitor our customers’ payment history and current credit worthiness, if needed, to determine that collectability is reasonably assured. We provide an allowance for credit losses based by reviewing each accounts receivable balance with respect to a debtor’s ability to make payments. We also evaluate historical loss rates as well as consider forward-looking factors specific to the debtors, the overall economic environment, and management expectations to determine expected losses. When certain accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At March 31, 2024 and 2023, we estimated the allowance for credit losses requirement to be $0, and there were no charges to bad debt expense for the three months ended March 31, 2024 and 2023. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.

Recently Issued Accounting Standards

Refer to Note 1 in Part II. Item 8. “Financial Statements and Supplemental Data,” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of recently issued accounting standards.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024, as required by Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the three months ended March 31, 2024.

PART II. – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOIL ENERGY SOLUTIONS, INC.
(Registrant)

Date: May 6, 2024
	By:	/s/ Erik Wiik
Erik Wiik
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Trevor Ashurst
Trevor Ashurst
Vice President of Finance
(Principal Accounting Officer)

INDEX TO EXHIBITS

10.1	Employment Agreement, dated March 6, 2024 and effective April 1, 2024, between Koil Energy Solutions, Inc. and Erik Wiik (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 11, 2024).

31.1*	Certification of Erik Wiik, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Trevor Ashurst, Vice President of Finance, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Statement of Erik Wiik, President and Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Statement of Trevor Ashurst, VP of Finance, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

