Form 10-K/A
period 2023-12-31
Koil Energy Solutions, Inc.
filed 2024-06-26
CIK 1110607

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 27, 2024 (the “Annual Report”). We are filing this Amendment No. 1 to respond to a comment from the Securities and Exchange Commission to Management’s Report on Internal Control Over Financial Reporting, included in Part II, Item 9A of the Annual Report. No other changes have been made to the Annual Report, except for filing currently dated certifications of our Principal Executive Officer and Principal Financial Officer (Exhibits 31.1 and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 continues to speak as of the date of the Annual Report, does not reflect events that may have occurred subsequent to the Annual Report and does not modify or update in any way disclosures made in the Annual Report other than as set forth above.

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

Changes in Internal Control Over Financial Reporting. Except for the changes in connection with our implementation of the remediation plan discussed above, the Company’s management, with the participation of the principal executive and principal accounting officer, have concluded that there were no other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

By: /s/ Erik Wiik
Erik Wiik
President and Chief Executive Officer
(Principal Executive Officer)
Date: June 26, 2024

By: /s/ Trevor Ashurst
Trevor Ashurst
Vice President of Finance
(Principal Financial Officer)
Date: June 26, 2024

By: /s/ Troy Aymond
Troy Aymond
Corporate Controller
(Principal Accounting Officer)
Date: June 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Erik Wiik	President, Chief Executive Officer, and Director	June 26, 2024
Erik Wiik	(Principal Executive Officer)

*	Chairman of the Board of Directors	June 26, 2024
Mark Carden

*	Director	June 26, 2024
David J. Douglas

*	Director	June 26, 2024
Neal I. Goldman

* By: /s/ Erik Wiik

Erik Wiik, as Attorney-in-Fact pursuant to Power of Attorney previously filed

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008).
3.1	Articles of Incorporation of Deep Down, Inc., conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Articles of Merger of Deep Down, Inc. and Koil Energy Solutions, Inc. and Agreement and Plan of Merger between Deep Down, Inc. and Koil Energy Solutions, Inc. filed with the Secretary of State of the State of Nevada on February 22, 2022 (incorporated by reference from Exhibit 3.2 to our Form 10-K filed on March 30, 2023)
3.3	Amended and Restated By-Laws of Deep Down, Inc. (incorporated by reference from Exhibit B to our Schedule 14C filed on August 15, 2008).
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to our Form 10-K filed on March 30, 2020)
10.1†	Employment Agreement, amended dated effective as of September 18, 2019 between Deep Down, Inc. and Charles K. Njuguna (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 24, 2019).
10.2†	Employment Agreement, effective as of April 1, 2024 between Koil Energy Solutions, Inc. and Erik Wiik (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 11, 2024).
10.4	Commercial Lease Agreement between Wellbore Integrity Solutions, LLC, as Landlord, and Deep Down, Inc., as Tenant, dated effective May 5, 2022 (incorporated by reference from Exhibit 10.4 to our Form 10-K filed on March 29, 2022).
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010).
14.2	Financial Officer’s Code of Business Conduct (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010).
21.1	Subsidiary list (incorporated by reference from Exhibit 21.1 to our Form 10-K filed on March 27, 2024)
24.1	Power of Attorney (included on signature page to our Form 10-K filed on March 27, 2024)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Vice President of Finance
32.1#	Section 1350 Certification of the President, Chief Executive Officer
32.2#	Section 1350 Certification of the Vice President of Finance
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).+

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

