Form 10-Q
period 2024-06-30
Koil Energy Solutions, Inc.
filed 2024-08-05
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

At August 5, 2024, there were 12,188,202 shares outstanding of Common Stock, par value $0.001 per share.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$1,459	$2,030
Accounts receivable, net	5,488	4,228
Employee retention tax credit receivable	323	323
Inventory	460	430
Contract assets	2,369	480
Prepaid expenses and other current assets	183	358
Total current assets	10,282	7,849
Property, plant and equipment, net	2,763	2,968
Intangibles, net	68	72
Right-of-use operating lease assets	5,624	5,856
Right-of-use finance lease assets	60	103
Other assets	213	214
Total assets	$19,010	$17,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,764	$3,353
Contract liabilities	2,390	1,377
Short-term borrowings	182	–
Current operating lease liabilities	509	480
Current finance lease liabilities	37	74
Total current liabilities	5,882	5,284

Operating lease liability, long-term	5,873	6,136
Finance lease liability, long-term	24	24
Total liabilities	11,779	11,444

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 15,906,010 issued at June 30, 2024 and December 31, 2023	16	16
Additional paid-in capital	73,725	73,840
Treasury stock, 3,717,808 and 4,017,808 shares at June 30, 2024 and December 31, 2023, respectively, at cost	(2,967)	(3,135)
Accumulated deficit	(63,543)	(65,103)
Total stockholders' equity	7,231	5,618
Total liabilities and stockholders' equity	$19,010	$17,062

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenues	$5,779	$3,508	$11,570	$7,232
Costs and expenses
Cost of sales	3,530	2,360	7,290	4,442
Selling, general and administrative	1,268	1,569	2,729	3,306
Total costs and expenses	4,798	3,929	10,019	7,748
Operating income (loss)	981	(421)	1,551	(516)
Interest (income) expense, net	(5)	2	(13)	4
Other (income) expense, net	(3)	7	(4)	7
(Gain) loss on sale of property, plant and equipment	3	(1)	3	(2)
Income (loss) before income tax expense	986	(429)	1,565	(525)
Income tax expense	2	4	5	5
Net income (loss)	$984	$(433)	$1,560	$(530)

Net income (loss) per share:
Basic	$0.08	$(0.04)	$0.13	$(0.04)
Fully diluted	$0.08	$(0.04)	$0.13	$(0.04)

Weighted-average shares outstanding:
Basic	12,188	11,888	12,079	11,888
Fully diluted	12,278	11,888	12,147	11,888

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at March 31, 2024	15,906	$16	$73,691	$(2,967)	$(64,527)	$6,213

Net income	–	–	–	–	984	984
Share-based compensation	–	–	34	–	–	34

Balance at June 30, 2024	15,906	$16	$73,725	$(2,967)	$(63,543)	$7,231

Balance at December 31, 2023	15,906	$16	$73,840	$(3,135)	$(65,103)	$5,618

Net income	–	–	–	–	1,560	1,560
Restricted stock award	–	–	(168)	168	–	–
Share-based compensation	–	–	53	–	–	53

Balance at June 30, 2024	15,906	$16	$73,725	$(2,967)	$(63,543)	$7,231

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at March 31, 2023	15,906	$16	$73,800	$(3,135)	$(63,646)	$7,035

Net loss	–	–	–	–	(433)	(433)
Share-based compensation	–	–	16	–	–	16

Balance at June 30, 2023	15,906	$16	$73,816	$(3,135)	$(64,079)	$6,618

Balance at December 31, 2022	15,906	$16	$73,776	$(3,135)	$(63,549)	$7,108

Net loss	–	–	–	–	(530)	(530)
Share-based compensation	–	–	40	–	–	40

Balance at June 30, 2023	15,906	$16	$73,816	$(3,135)	$(64,079)	$6,618

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,560	$(530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	53	40
Depreciation and amortization	293	306
Loss (gain) on sale of property, plant and equipment	3	(2)
Bad debt expense	–	1
Non-cash lease expense	41	485
Changes in operating assets and liabilities:
Accounts receivable, net	(1,260)	(741)
Contract assets	(1,889)	227
Inventories	(30)	7
Prepaid expenses and other current assets	175	(151)
Other assets, net	(25)	(71)
Accounts payable and accrued expenses	(690)	59
Contract liabilities	1,013	608
Net cash provided by (used in) operating activities	(756)	238

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	–	2
Purchases of property, plant and equipment	(62)	(82)
Net cash used in investing activities	(62)	(80)

Cash flows from financing activities:
Principal payments under finance lease obligations	(36)	(164)
Proceeds from short-term borrowings	305	–
Principal payments on short-term borrowings	(22)	–
Net cash provided by (used in) financing activities	247	(164)
Change in cash	(571)	(6)
Cash, beginning of period	2,030	2,353
Cash, end of period	$1,459	$2,347

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Liquidity

The Company’s cash on hand was $1,459 and working capital was $4,400 as of June 30, 2024. As of December 31, 2023, cash on hand and working capital was $2,030 and $2,565, respectively. The Company generally depends on cash on hand, cash flows from operations, and potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. However, given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company exercises discipline when making capital investments and pursues opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items. Additionally, on May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Factoring Agreement”) with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. Any receivables sold shall bear an interest rate computed as the Wall Street Journal Prime Rate (“Prime Rate”) plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of this agreement. At June 30, 2024, the Company had four factored invoices outstanding with Amegy recorded as short-term borrowings in the aggregate amount of $182 on its condensed consolidated balance sheet.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Koil Energy for the three and six months ended June 30, 2024 and 2023. All intercompany transactions and balances have been eliminated.

Segments

For the three and six months ended June 30, 2024 and 2023, the Company’s operations were organized as one reportable segment and one operating segment.

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

As of June 30, 2024, the Company does not have any subleases.

The following tables present information about our operating and finance leases:

	Classification	June 30, 2024	December 31, 2023
Assets
Operating	Right-of-use operating lease assets	$5,624	$5,856
Finance	Right-of-use finance lease assets	60	103
Total lease assets		$5,684	$5,959

Liabilities
Current
Operating	Current operating lease liabilities	$509	$480
Finance	Current finance lease liabilities	37	74

Non-current
Operating	Operating lease liability, long-term	5,873	6,136
Finance	Finance lease liability, long-term	24	24
Total lease liabilities		$6,443	$6,714

The components of our lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2024	2023	2024	2023
Finance lease costs
Amortization of ROU assets	Selling, general and administrative	$22	$82	$44	$164
Interest on lease liabilities	Other (income) expense, net	1	3	3	8
Operating lease expense	Cost of sales	189	182	378	365
Operating lease expense	Selling, general and administrative	55	55	109	110
Short term lease expense	Cost of sales	84	76	158	144
Total lease expense		$351	$398	$645	$619

The lease term and discount rate for our operating and finance leases were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease terms (years)
Operating leases	8.23	8.73
Finance leases	1.86	1.72

Weighted-average discount rates
Operating leases	7.97%	7.97%
Finance leases	6.94%	7.44%

Present value of lease liabilities:

	Operating Leases	Finance Leases
July 1, 2024 - June 30, 2025	$1,000	$39
July 1, 2025 - June 30, 2026	1,012	13
July 1, 2026 - June 30, 2027	1,031	13
July 1, 2027 - June 30, 2028	1,051	–
Thereafter	4,703	–
Total lease payments	$8,797	$65
Less: Interest	(2,415)	(4)
Present value of lease liabilities	$6,382	$61

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Fixed Price Contracts	$4,176	$1,500	$8,689	$2,915
Service Contracts	1,603	2,008	2,881	4,317
Total	$5,779	$3,508	$11,570	$7,232

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At June 30, 2024 and December 31, 2023, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	June 30, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$5,263	$2,575
Estimated earnings on uncompleted contracts	1,666	399
Estimated loss on uncompleted contracts	–	(130)
	6,929	2,844
Less: Billings to date on uncompleted contracts	(6,950)	(3,741)
	$(21)	$(897)

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$2,369	$480
Contract liabilities	(2,390)	(1,377)
	$(21)	$(897)

The contract asset and liability balances at June 30 31, 2024 and December 31, 2023 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	June 30, 2024	December 31, 2023	Asset Lives
Leasehold improvements	$2,306	$2,272	lease term
Equipment	5,850	5,861	2 - 30 years
Furniture, computers and office equipment	123	180	2 - 8 years

Total property, plant and equipment	8,279	8,313
Less: Accumulated depreciation and amortization	(5,516)	(5,345)
Property, plant and equipment, net	$2,763	$2,968

Depreciation expense for the three and six months ended June 30, 2024 was $149 and $293, respectively.

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. During the three and six months ended June 30, 2024, the Company recognized a total of $34 and $53 of share-based compensation expense, respectively. During the three and six months ended June 30, 2023, the Company recognized a total of $16 and $40 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested stock options was $94 and $24 at June 30, 2024 and December 31, 2023, respectively. The unamortized estimated fair value of nonvested restricted stock was $150 and $0 at June 30, 2024 and December 31, 2023, respectively.

NOTE 6:	TREASURY STOCK

Treasury shares are accounted for using the cost method. During the six months ended June 30, 2024, 300 shares of treasury stock were utilized for the restricted stock granted to our CEO.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At June 30, 2024 and December 31, 2023, management has recorded a full deferred tax asset valuation allowance.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding - basic	12,188	11,888	12,079	11,888
Dilutive effect of common stock equivalents	90	–	68	–
Weighted average common shares outstanding - diluted	12,278	11,888	12,147	11,888

NOTE 10:	EMPLOYEE RETENTION CREDIT

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

The Company recognized a $650 employee retention credit as other income on its consolidated statement of operations for the year ended December 31, 2021. The Company filed for refunds of the employee retention credits and on October 10, 2023, received a $344 refund for the employee retention credit filed for the first quarter of 2021. As of June 30, 2024 and December 31, 2023, the Company has a $323 employee retention tax credit receivable balance recorded on its condensed consolidated balance sheets.

NOTE 11:	FACTORING AGREEMENT

On May 24, 2023, Koil Energy entered into the Factoring Agreement with Amegy, which provides for the Company from time to time to sell its accounts receivable and other rights to payment to Amegy. Amegy has the right to approve or reject future accounts receivable or other rights to payment proposed for sale under the Factoring Agreement in its sole discretion.

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

The receivables sold shall bear interest at a rate equal to the Prime Rate plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of the Factoring Agreement.

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

Industry and Executive Outlook

The energy services industry is dependent on the capital and operating expenditure programs of energy companies. The decision for operators to either advance or cut back their exploration, drilling, and production operations is largely determined by the overall condition of the energy industry. The oil and gas industry in particular has historically been characterized by fluctuations in commodity prices, which are driven by a variety of market forces affecting supply and demand. We believe a convergence of economic, geopolitical, trade, and policy factors has highlighted the issue of years of underinvestment in upstream hydrocarbon production and appears to have driven operators to focus on optimizing production volumes. Per the International Energy Agency’s July 2024 Oil Market Report, the global demand for oil is expected to increase by approximately one million barrels per day in 2024. As a result, we anticipate global offshore oil production to continue its pivotal role in meeting the world’s energy demands this year.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Revenues	$5,779	$3,508	$2,271	65%

The 65% increase in revenues was primarily driven by an increase in fixed price contracts for the manufacture of flying leads and hydraulic distribution manifolds, partially offset by a decline in service contract activity when compared to revenues for the three months ended June 30, 2023.

Cost of Sales

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Cost of sales	$3,530	$2,360	$1,170	50%
Gross profit	$2,249	$1,148	$1,101	96%
Gross profit %	39%	33%	–	6%

The growth in gross profit and gross profit percentage was primarily driven by increased revenues when compared to the three months ended June 30, 2023.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $122 and $127 for the three months ended June 30, 2024 and 2023, respectively.

Selling, general and administrative expenses

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Selling, general & administrative	$1,268	$1,569	$(301)	(19)%
Selling, general & administrative as a % of revenue	22%	45%	–	(23)%

The decrease in selling, general, and administrative expenses (“SG&A”) was primarily due to lower administrative payroll expense, advertising expense, research and development expense, and rental expense related to the Company’s short-term lease for furniture at the Company’s operating facility.

The Company records depreciation expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $27 for both the three months ended June 30, 2024 and 2023.

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
Net income (loss)	$984	$(433)

(Deduct) Add: Interest (income) expense, net	(5)	2
Add: Income tax expense	2	4
Add: Depreciation and amortization	149	154
Add: Share-based compensation	34	16
Add (Deduct): Loss (gain) on sale of asset	3	(1)

Adjusted EBITDA	$1,167	$(258)

The $1,425 increase in Adjusted EBITDA was primarily driven by gross profit improvement associated with the increase in fixed price contracts during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Revenues	$11,570	$7,232	$4,338	60%

The 60% increase in revenues was primarily driven by an increase in fixed price contracts for the manufacture of flying leads and hydraulic distribution manifolds, partially offset by a decrease in service contract activity when compared to revenues for the six months ended June 30, 2023.

Cost of Sales

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Cost of sales	$7,290	$4,442	$2,848	64%
Gross profit	$4,280	$2,790	$1,490	53%
Gross profit %	37%	39%	–	(2)%

The growth in gross profit was primarily driven by increased revenues, and the decrease in gross profit as a percentage of sales was mainly due to incurring higher materials costs associated with the increase in fixed price contracts when compared to the six months ended June 30, 2023.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $238 and $253 for the six months ended June 30, 2024 and 2023, respectively.

Selling, general and administrative expenses

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	$	%
Selling, general & administrative	$2,729	$3,306	$(577)	(17)%
Selling, general & administrative as a % of revenue	24%	46%	–	(22)%

The decrease in SG&A was primarily due to lower administrative payroll expense, advertising expense, research and development expense, and rental expense related to the Company’s short-term lease for furniture at the Company’s operating facility.

The Company records depreciation expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $55 and $53 for the six months ended June 30, 2024 and 2023, respectively.

Adjusted EBITDA

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
Net income (loss)	$1,560	$(530)

(Deduct) Add: Interest (income) expense, net	(13)	4
Add: Income tax expense	5	5
Add: Depreciation and amortization	293	306
Add: Share-based compensation	53	40
Add (Deduct): Loss (gain) on sale of asset	3	(2)
Add: Relocation costs	–	9

Adjusted EBITDA	$1,901	$(168)

The $2,069 increase in Adjusted EBITDA was primarily driven by revenue and gross profit improvement associated with the increase in fixed price contracts during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

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

The Company believes it will have adequate liquidity to meet its future operating requirements. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. In 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. The total value of accounts receivable sold to Amegy as of June 30, 2024 was $579.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the six months ended June 30, 2024, the Company reported a $571 decrease in cash. The Company used $756 of net cash in operating activities, primarily driven by net changes in operating assets and liabilities of $2,706. This was partially offset by net income of $1,560 and other adjustments of $390 to reconcile net income to net cash used in operating activities, which mainly includes items such as non-cash lease expense, share-based compensation, and depreciation and amortization. The Company used $62 of net cash for investing activities, primarily to fund capital expenditures. The Company also generated $247 of net cash from financing activities, primarily driven by proceeds received from short-term borrowings.

During the six months ended June 30, 2023, the Company reported a $6 decrease in cash. The Company generated $238 of net cash from operating activities, primarily driven by offsetting a net loss of $530 with $830 of non-cash adjustments to reconcile net loss to net cash provided by operating activities, which mainly includes items such as non-cash lease expense, share-based compensation, and depreciation and amortization. This was partially offset by changes in operating assets and liabilities of $62. The Company used $80 in net cash for investing activities, primarily to fund capital expenditures. The Company also used $164 in net cash for financing activities, primarily for principal payments made under its finance lease obligations.

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

Allowance for Credit Losses

The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due. We monitor our customers’ payment history and current credit worthiness, if needed, to determine that collectability is reasonably assured. We provide an allowance for credit losses based by reviewing each accounts receivable balance with respect to a debtor’s ability to make payments. We also evaluate historical loss rates as well as consider forward-looking factors specific to the debtors, the overall economic environment, and management expectations to determine expected losses. When certain accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At June 30, 2024 and 2023, we estimated the allowance for credit losses requirement to be $0. There were no charges to bad debt expense for the three and six months ended June 30, 2024. The Company recorded no charges and a $1 charge to bad debt expense during the three and six months ended June 30, 2023, respectively. We believe that no allowance for credit losses is necessary under current conditions; however, uncertainties regarding changes in the financial condition of our customers could impact the amount and timing of any additional credit losses that may be required.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024, as required by Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the six months ended June 30, 2024.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2024	/s/ Erik Wiik
Date	Erik Wiik
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2024	/s/ Trevor Ashurst
Date	Trevor Ashurst
Vice President of Finance
(Principal Financial Officer)

August 5, 2024	/s/ Troy Aymond
Date	Troy Aymond
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Vice President of Finance

32.1*	Section 1350 Certification of the President and Chief Executive Officer

32.2*	Section 1350 Certification of the Vice President of Finance

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

