Form 10-Q
period 2024-09-30
Koil Energy Solutions, Inc.
filed 2024-11-04
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At November 4, 2024, there were 12,388,202 shares outstanding of Common Stock, par value $0.001 per share.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$3,120	$2,030
Accounts receivable, net	5,306	4,228
Employee retention tax credit receivable	323	323
Inventory	401	430
Contract assets	418	480
Prepaid expenses and other current assets	272	358
Total current assets	9,840	7,849
Property, plant and equipment, net	2,699	2,968
Intangibles, net	66	72
Right-of-use operating lease assets	5,505	5,856
Right-of-use finance lease assets	38	103
Other assets	438	214
Total assets	$18,586	$17,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,741	$2,129
Accrued payroll	398	385
Litigation reserve	839	839
Contract liabilities	1,426	1,377
Current operating lease liabilities	523	480
Current finance lease liabilities	18	74
Total current liabilities	4,945	5,284

Operating lease liability, long-term	5,739	6,136
Finance lease liability, long-term	12	24
Total liabilities	10,696	11,444

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 15,906,010 issued at September 30, 2024 and December 31, 2023	16	16
Additional paid-in capital	73,702	73,840
Treasury stock, 3,517,808 and 4,017,808 shares at September 30, 2024 and December 31, 2023, respectively, at cost	(2,808)	(3,135)
Accumulated deficit	(63,020)	(65,103)
Total stockholders' equity	7,890	5,618
Total liabilities and stockholders' equity	$18,586	$17,062

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenues	$5,223	$4,107	$16,793	$11,338
Costs and expenses
Cost of sales	3,159	2,733	10,449	7,174
Selling, general and administrative	1,586	1,582	4,316	4,887
Total costs and expenses	4,745	4,315	14,765	12,061
Operating income (loss)	478	(208)	2,028	(723)
Interest income, net	(17)	(7)	(30)	(3)
Other income, net	(30)	(61)	(35)	(53)
(Gain) loss on sale of property, plant and equipment	–	–	3	(2)
Income (loss) before income tax expense	525	(140)	2,090	(665)
Income tax expense	2	3	7	8
Net income (loss)	$523	$(143)	$2,083	$(673)

Net income (loss) per share:
Basic	$0.04	$(0.01)	$0.17	$(0.06)
Fully diluted	$0.04	$(0.01)	$0.17	$(0.06)

Weighted-average shares outstanding:
Basic	12,199	11,888	12,119	11,888
Fully diluted	12,409	11,888	12,235	11,888

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at June 30, 2024	15,906	$16	$73,725	$(2,967)	$(63,543)	$7,231

Net income	–	–	–	–	523	523
Share-based compensation	–	–	23	–	–	23
Stock option exercise	–	–	(46)	159	–	113

Balance at September 30, 2024	15,906	$16	$73,702	$(2,808)	$(63,020)	$7,890

Balance at December 31, 2023	15,906	$16	$73,840	$(3,135)	$(65,103)	$5,618

Net income	–	–	–	–	2,083	2,083
Restricted stock award	–	–	(168)	168	–	–
Share-based compensation	–	–	76	–	–	76
Stock option exercise	–	–	(46)	159	–	113

Balance at September 30, 2024	15,906	$16	$73,702	$(2,808)	$(63,020)	$7,890

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at June 31, 2023	15,906	$16	$73,816	$(3,135)	$(64,079)	$6,618

Net loss	–	–	–	–	(143)	(143)
Share-based compensation	–	–	9	–	–	9

Balance at September 30, 2023	15,906	$16	$73,825	$(3,135)	$(64,222)	$6,484

Balance at December 31, 2022	15,906	$16	$73,776	$(3,135)	$(63,549)	$7,108

Net loss	–	–	–	–	(673)	(673)
Share-based compensation	–	–	49	–	–	49

Balance at September 30, 2023	15,906	$16	$73,825	$(3,135)	$(64,222)	$6,484

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,083	$(673)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	76	49
Depreciation and amortization	437	461
Loss (gain) on sale of property, plant and equipment	3	(2)
Bad debt expense	–	1
Non-cash lease expense (benefit)	62	(186)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,078)	(2,601)
Contract assets	62	145
Inventories	29	30
Prepaid expenses and other current assets	86	(274)
Other assets, net	(263)	(83)
Accounts payable and accrued expenses	(375)	985
Contract liabilities	49	1,415
Net cash provided by (used in) operating activities	1,171	(733)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	–	2
Purchases of property, plant and equipment	(127)	(230)
Net cash used in investing activities	(127)	(228)

Cash flows from financing activities:
Principal payments under finance lease obligations	(68)	(260)
Proceeds from short-term borrowings	895	–
Principal payments on short-term borrowings	(895)	–
Proceeds from stock options exercised	114	–
Net cash provided by (used in) financing activities	46	(260)
Change in cash	1,090	(1,221)
Cash, beginning of period	2,030	2,353
Cash, end of period	$3,120	$1,132

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

Liquidity

The Company’s cash on hand was $3,120 and working capital was $4,895 as of September 30, 2024. As of December 31, 2023, cash on hand and working capital was $2,030 and $2,565, respectively. The Company generally depends on cash on hand, cash flows from operations, and potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. However, given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company exercises discipline when making capital investments and pursues opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items. Additionally, on May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Factoring Agreement”) with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. Any receivables sold shall bear an interest rate computed as the Wall Street Journal Prime Rate (“Prime Rate”) plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of this agreement. At September 30, 2024, the Company had no outstanding sales of accounts receivable to Amegy.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Koil Energy for the three and nine months ended September 30, 2024 and 2023. All intercompany transactions and balances have been eliminated.

Segments

For the three and nine months ended September 30, 2024 and 2023, the Company’s operations were organized as one reportable segment and one operating segment.

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

As of September 30, 2024, the Company does not have any subleases.

The following tables present information about our operating and finance leases:

	Classification	September 30, 2024	December 31, 2023
Assets
Operating	Right-of-use operating lease assets	$5,505	$5,856
Finance	Right-of-use finance lease assets	38	103
Total lease assets		$5,543	$5,959

Liabilities
Current
Operating	Current operating lease liabilities	$523	$480
Finance	Current finance lease liabilities	18	74

Non-current
Operating	Operating lease liability, long-term	5,739	6,136
Finance	Finance lease liability, long-term	12	24
Total lease liabilities		$6,292	$6,714

The components of our lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2024	2023	2024	2023
Finance lease costs
Amortization of ROU assets	Selling, general and administrative	$22	$85	$66	$250
Interest on lease liabilities	Other (income) expense, net	1	2	4	9
Operating lease expense	Cost of sales	189	183	567	548
Operating lease expense	Selling, general and administrative	55	62	164	173
Short term lease expense	Cost of sales	122	63	280	208
Total lease expense		$389	$395	$1,011	$929

The lease term and discount rate for our operating and finance leases were as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease terms (years)
Operating leases	8.04	8.73
Finance leases	2.21	1.72

Weighted-average discount rates
Operating leases	7.97%	7.97%
Finance leases	6.49%	7.44%

Present value of lease liabilities:

	Operating Leases	Finance Leases
October 1, 2024 - September 30, 2025	$1,003	$19
October 1, 2025 - September 30, 2026	1,016	13
October 1, 2026 - September 30, 2027	1,036	–
October 1, 2027 - September 30, 2028	1,057	–
Thereafter	4,438	–
Total lease payments	8,550	32
Less: Interest	(2,289)	(2)
Present value of lease liabilities	$6,262	$30

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Fixed Price Contracts	$3,233	$1,892	$11,922	$5,569
Service Contracts	1,990	2,215	4,871	5,769
Total	$5,223	$4,107	$16,793	$11,338

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At September 30, 2024 and December 31, 2023, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	September 30, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$3,094	$2,575
Estimated earnings on uncompleted contracts	3,039	399
Estimated loss on uncompleted contracts	–	(130)
	6,133	2,844
Less: Billings to date on uncompleted contracts	(7,141)	(3,741)
	$(1,008)	$(897)

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	$418	$480
Contract liabilities	(1,426)	(1,377)
	$(1,008)	$(897)

The contract asset and liability balances at September 30, 2024 and December 31, 2023 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	September 30, 2024	December 31, 2023	Asset Lives
Leasehold improvements	$2,316	$2,272	lease term
Equipment	5,893	5,861	2 - 30 years
Furniture, computers and office equipment	123	180	2 - 8 years
Construction in progress	11	–	-

Total property, plant and equipment	8,343	8,313
Less: Accumulated depreciation	(5,644)	(5,345)
Property, plant and equipment, net	$2,699	$2,968

Depreciation expense for the three months ended September 30, 2024 and 2023 was $129 and $141, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $354 and $420, respectively.

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2024, the Company recognized a total of $23 and $76 of share-based compensation expense, respectively. During the three and nine months ended September 30, 2023, the Company recognized a total of $9 and $49 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested stock options was $197 and $24 at September 30, 2024 and December 31, 2023, respectively. The unamortized estimated fair value of nonvested restricted stock was $136 and $0 at September 30, 2024 and December 31, 2023, respectively.

NOTE 6:	TREASURY STOCK

Treasury shares are accounted for using the cost method. During the three months ended September 30, 2024, 200 shares of treasury stock were utilized for the exercise of non-qualified stock options. During the nine months ended September 30, 2024, a total of 500 shares were used for restricted stock grants to our CEO and for the exercise of non-qualified stock options.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At September 30, 2024 and December 31, 2023, management has recorded a full deferred tax asset valuation allowance.

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

WW Champion Developments Lawsuit

On September 23, 2024, WW Champion Developments, Inc. (“WW Champion”) sued the Company alleging breach of contract and seeking money damages of $1,229 in the 281st District Court of Harris County in an action styled WW Champion Developments, Inc. vs. Koil Energy Solutions, Inc., Cause Number 2024-65006. WW Champion alleged that Koil Energy breached a lease agreement between the parties by abandoning the premises, failing to maintain proper fire prevention measures, and failing to pay its remaining rental payments. The Company disputes WW Champion’s allegations, intends to vigorously defend itself against this lawsuit, and believes that the liability recorded for this matter has been adequately accrued.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding - basic	12,199	11,888	12,119	11,888
Dilutive effect of common stock equivalents	210	–	116	–
Weighted average common shares outstanding - diluted	12,409	11,888	12,235	11,888

NOTE 10:	EMPLOYEE RETENTION TAX CREDIT

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

Under an IAS 20 analogy, a business entity would recognize the employee retention tax credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (i.e., tax credit) is intended to compensate when there is reasonable assurance (i.e., it is probable) that the entity will comply with any conditions attached to the grant and the grant will be received.

The Company recognized a $650 employee retention tax credit as other income on its consolidated statement of operations for the year ended December 31, 2021. The Company filed for refunds of the employee retention tax credits and on October 10, 2023, received a $344 refund for the employee retention tax credit filed for the first quarter of 2021. As of September 30, 2024 and December 31, 2023, the Company has a $323 employee retention tax credit receivable balance recorded on its condensed consolidated balance sheets.

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

Industry and Executive Outlook

The energy services industry is dependent on the capital and operating expenditure programs of energy companies. The decision for operators to either advance or cut back their exploration, drilling, and production operations is largely determined by the overall condition of the energy industry. The oil and gas industry in particular has historically been characterized by fluctuations in commodity prices, which are driven by a variety of market forces affecting supply and demand. We believe a convergence of economic, geopolitical, trade, and policy factors has highlighted the issue of years of underinvestment in upstream offshore hydrocarbon production and appears to have driven operators to focus on optimizing production volumes. Per the International Energy Agency’s October 2024 Oil Market Report, the global demand for oil is expected to increase by approximately nine hundred thousand barrels per day in 2024 and close to one million barrels per day in 2025. As a result, we anticipate global offshore oil production to continue playing a pivotal role in meeting the world’s energy demands in the near term.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Revenues	$5,223	$4,107	$1,116	27%

The 27% increase in revenues was primarily driven by an increase in fixed price contracts for the manufacture of subsea distribution equipment, such as flying leads and hydraulic distribution manifolds, partially offset by a decline in service contract activity when compared to revenues for the three months ended September 30, 2023.

Cost of Sales

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Cost of sales	$3,159	$2,733	$426	16%
Gross profit	$2,064	$1,374	$690	50%
Gross profit %	40%	33%	–	7%

The growth in gross profit and gross profit percentage was primarily driven by increased revenues and higher project margins on fixed price contracts when compared to the three months ended September 30, 2023.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $115 and $128 for the three months ended September 30, 2024 and 2023, respectively.

Selling, general and administrative expenses

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Selling, general & administrative	$1,586	$1,582	$4	0%
Selling, general & administrative as a % of revenue	30%	39%	–	(9)%

Selling, general, and administrative expenses (“SG&A”) during the three months ended September 30, 2024 were consistent with SG&A recorded during the three months ended September 30, 2023.

The Company records depreciation expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $29 and $27 during the three months ended September 30, 2024 and 2023, respectively.

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Net income (loss)	$523	$(143)

Deduct: Interest income, net	(17)	(7)
Add: Income tax expense	2	3
Add: Depreciation and amortization	144	155
Add: Share-based compensation	23	9

Adjusted EBITDA	$675	$17

The $658 increase in Adjusted EBITDA was primarily driven by gross profit improvement associated with the increase in fixed price contracts during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Revenues	$16,793	$11,338	$5,455	48%

The 48% increase in revenues was primarily driven by an increase in fixed price contracts for the manufacture of subsea distribution equipment, such as flying leads and hydraulic distribution manifolds, partially offset by a decrease in service contract activity when compared to revenues for the nine months ended September 30, 2023.

Cost of Sales

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Cost of sales	$10,449	$7,174	$3,275	46%
Gross profit	$6,344	$4,164	$2,180	52%
Gross profit %	38%	37%	–	1%

The growth in gross profit was primarily driven by increased revenues when compared to the nine months ended September 30, 2023. Gross profit percentage remained steady when compared to the nine months ended September 30, 2023.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $354 and $381 for the nine months ended September 30, 2024 and 2023, respectively.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	%
Selling, general & administrative	$4,316	$4,887	$(571)	(12)%
Selling, general & administrative as a % of revenue	26%	43%	–	(17)%

The decrease in SG&A was driven by lower administrative payroll expense, advertising expense, research and development expense, and rental expense related to the Company’s short-term lease for furniture at the Company’s operating facility.

The Company records depreciation expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $83 and $80 for the nine months ended September 30, 2024 and 2023, respectively.

Adjusted EBITDA

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
Net income (loss)	$2,083	$(673)

Deduct: Interest income, net	(30)	(3)
Add: Income tax expense	7	8
Add: Depreciation and amortization	437	461
Add: Share-based compensation	76	49
Add (Deduct): Loss (gain) on sale of asset	3	(2)
Add: Relocation costs	–	9

Adjusted EBITDA	$2,576	$(151)

The $2,727 increase in Adjusted EBITDA was driven by revenue and gross profit improvement associated with the increase in fixed price contracts and lower SG&A during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

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

The Company believes it will have adequate liquidity to meet its future operating requirements. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. In 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. At September 30, 2024, the Company had no outstanding sales of accounts receivable to Amegy.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the nine months ended September 30, 2024, the Company reported a $1,090 increase in cash. The Company generated $1,171 in net cash in operating activities, primarily driven by income of $2,083 and other adjustments of $578 to reconcile net income to net cash provided by operating activities, which includes items such as share-based compensation, depreciation and amortization, loss on sale of PP&E, and non-cash lease expense. This was partially offset by changes in operating assets and liabilities of $1,490. The Company used $127 of net cash for investing activities, primarily to fund capital expenditures. The Company also generated $46 of net cash from financing activities, primarily driven by proceeds received from the exercise of stock options.

During the nine months ended September 30, 2023, the Company reported a $1,221 decrease in cash. The Company used $733 of net cash in operating activities, primarily driven by changes in operating assets and liabilities of $383 and a net loss of $673. This was partially offset by other adjustments to reconcile net loss to net cash used in operating activities of $323, which includes items such as share-based compensation, depreciation and amortization, gain on sale of PP&E, bad debt expense, and non-cash lease benefit. The Company used $228 of net cash for investing activities, primarily to fund capital expenditures. The Company also used $260 of net cash in financing activities for principal payments made under its finance lease obligations.

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

Allowance for Credit Losses

The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due. We monitor our customers’ payment history and current credit worthiness, if needed, to determine that collectability is reasonably assured. We provide an allowance for credit losses based by reviewing each accounts receivable balance with respect to a debtor’s ability to make payments. We also evaluate historical loss rates as well as consider forward-looking factors specific to the debtors, the overall economic environment, and management expectations to determine expected losses. When certain accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At September 30, 2024 and 2023, we estimated the allowance for credit losses requirement to be zero. There were no charges to bad debt expense for the three and nine months ended September 30, 2024. The Company recorded no charges and a $1 charge to bad debt expense during the three and nine months ended September 30, 2023, respectively. We believe that no allowance for credit losses is necessary under current conditions; however, uncertainties regarding changes in the financial condition of our customers could impact the amount and timing of any additional credit losses that may be required.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024, as required by Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the nine months ended September 30, 2024.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 25, 2024, the Company issued an aggregate of 200,000 shares of common stock to a director upon the exercise of non-qualified stock options, in a transaction not registered under the Securities Act of 1933 (the “Securities Act”). The exercise price of the options was an aggregate of $113,500. The issuance was exempt from registration under the Securities Act pursuant to the exemption provided in Section 4(a)(2) thereof because the transaction was between the Company and a director and did not involve a public offering. The proceeds will be used for working capital and general corporate purposes.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2024	/s/ Erik Wiik
Date	Erik Wiik
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2024	/s/ Trevor Ashurst
Date	Trevor Ashurst
Vice President of Finance
(Principal Financial Officer)

November 4, 2024	/s/ Troy Aymond
Date	Troy Aymond
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Vice President of Finance

32.1*	Section 1350 Certification of the President and Chief Executive Officer

32.2*	Section 1350 Certification of the Vice President of Finance

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

