Form 10-K
period 2024-12-31
Koil Energy Solutions, Inc.
filed 2025-04-15
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $15,557,851.92.

At March 27, 2025, the registrant had 12,388,202 outstanding shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

Forward-Looking Information

Unless otherwise indicated, the terms “Koil Energy Solutions, Inc.”, “Koil Energy”, the “Company”, “we”, “our” and “us” are used in this report to refer to Koil Energy Solutions, Inc., a Nevada corporation, and its direct and indirect wholly owned subsidiaries.

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

The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers, and backlog;

•	The volatility of oil and natural gas prices;

•	Our use of percentage-of-completion accounting could result in volatility in our results of operations;

•	A portion of our contracts may contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

•	Our operations could be adversely impacted by the continuing effects of government regulations;

•	International and political events may adversely affect our operations;

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

•	The departure of key personnel could disrupt our business;

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

•	Unfavorable legal outcomes could have a negative impact on our business; and

•	Impact of global health crises, including epidemics and pandemics.

iii

PART I

ITEM 1.	Business

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

For the years ended December 31, 2024 and 2023, the Company’s operations were organized as one reportable and one operating segment.

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

Koil Energy’s termination services offer the ability to refurbish existing topside umbilical terminations from multiple manufacturers and provide a completely new connection, thus extending the life of the umbilical and the subsea field. Bend Stiffener Latchers® are designed to secure a dynamic umbilical to an existing or standard flange offering significant cost savings without the need for modification to the rig interface or the use of divers. The quick-release and locking mechanism allows a single remotely operated vehicle to engage or disengage the locking mechanism resulting in significant savings to the customer.

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

Manufacturing

Koil Energy’s facilities located in Houston, Texas are integral to our operations, serving as the backbone of our manufacturing process. Strategically organized and equipped, these spaces efficiently facilitate fabrication, manufacturing, assembly, and testing of our products. Within our well-structured environment, our skilled teams harness their expertise alongside machinery and tools, ensuring precise execution at every stage. We also have a significant footprint dedicated to our clean, stainless steel welding and tube bending environment, which is separated from all carbon steel fabrication.

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

Employees

At December 31, 2024, we had a total of 63 employees, all of whom were full-time. We also work with a pool of independent contractors who enable us to scale our operations at short notice, as business needs demand. Our employees are not covered by collective bargaining agreements, and we generally consider our employee relations to be good. Our operations depend in part on our ability to attract a skilled labor force. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or increases in the wage rates that we pay, or both.

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

Cybersecurity Governance

Internal Cybersecurity Team

Our internal cybersecurity team, led by our IT Manager, is responsible for implementing, monitoring, and maintaining cybersecurity and data protection practices across the company. Our IT Manager has over 14 years in cybersecurity work experience and managing all levels of the Company’s on-premises and cloud infrastructure.

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

Board of Directors

The Audit Committee of the Company’s Board of Directors (the “Board”) is responsible for overseeing the Company’s cyber risk. Management has established a process for the Audit Committee to receive regular updates that encompass a broad range of topics, including:

•	Current cybersecurity threat landscape and emerging threats;
•	Status of ongoing cybersecurity initiatives and strategies;
•	Incident reports and learnings from unique cybersecurity events, including those of other companies;
•	Compliance status and efforts with regulatory requirements and industry standards;
•	Regulatory updates;
•	Vulnerability developments; and
•	Other cyber risk topics as requested by the Board.

ITEM 2.	PropertIES

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

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred. Except as described below, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

On September 23, 2024, WW Champion Developments, Inc. ("WW Champion”) sued the Company alleging breach of contract and seeking money damages of $1,229,000 in the 281st District Court of Harris County in an action styled WW Champion Developments, Inc. vs. Koil Energy Solutions, Inc., Cause Number 2024-65006. WW Champion alleged that Koil Energy breached a lease agreement between the parties by abandoning the premises, failing to maintain proper fire prevention measures, and failing to pay its remaining rental payments. The Company disputes WW Champion’s allegations, intends to vigorously defend itself against this lawsuit, and believes that the liability recorded for this matter has been adequately accrued.

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

Stockholders of Record

As of March 24, 2025, there were approximately 1,439 holders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for working capital for the growth of our operations.

Securities Authorized for Issuance Under Equity Compensation Plan

	STOCK OPTIONS ISSUED
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	725,000	$0.65	–

ITEM 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Industry and Executive Outlook

The energy services industry relies heavily on the capital and operating expenditure programs of energy companies. Operators’ decisions to scale back or accelerate their exploration, drilling, and production activities are significantly influenced by the overall state of the energy sector. Notably, the oil and gas industry has historically experienced fluctuations in commodity prices, driven by various global market forces.

The current consensus among our customers is that the demand for energy is increasing. Our clients are indicating that the world’s energy demand will require supply growth within oil and natural gas as well as for renewables. Oil and natural gas supply from existing wells naturally declines over time, making sustained investments more important over the coming years. The years of underinvestment in offshore production appear to have triggered a general shift and returning focus on increasing production. As a result, several key subsea basins, particularly Gulf of America, the North Sea, and off the coasts of Brazil, are being prepared to contribute significantly to this production output. Our strengthened positioning in these markets is therefore essential to achieve a sustained level of growth. A leading indicator for our main products is the number of subsea trees purchased by operators. Our product lines include vital support systems for subsea trees. According to Westwood Global Energy Group, a market analyst firm, the global annual subsea tree awards included 284 and 279 awards in 2023 and 2024, respectively. This healthy market presents good opportunities for KOIL Energy going forward, as our offering, such as subsea distribution equipment and services, are typically awarded 1 to 1 ½ years after the subsea tree awards. During the first quarter of this year, we have seen a significant increase in bidding activity. We therefore anticipate experiencing the benefits of this positive momentum throughout this year and into next year.

As part of our growth strategy, we have also been focusing on expanding our service and product offerings to better address the operating expenditures of our energy customers. We also expect this expenditure to increase due to aging infrastructure. Re-termination of an umbilical cable on an existing installation is an example of our success in the maintenance market.

The 48% year-over-year increase in our revenues for 2024 is exceptional and beyond the industry benchmark. This outstanding growth in revenue in a fairly flat market was the result of an assertive strategy and excellent work effort by our teams.

We are one year into an ambitious 3-year strategy where continued profitable revenue growth is the objective. The strategy has been concentrated on further developing the systems that address the critical needs of our customers, while upselling more product and associated services. In April 2024 we announced the award of a major contract for a Subsea Safety Control System from a major international energy company. In August last year we announced the award of a significant contract for delivering Bend Stiffener Latchers (BSL®) to an operator in a new region. In October we secured a significant contract to provide umbilical re-termination (maintenance and repair) on an offshore production platform for an international oil and gas company. In December we were awarded a significant contract to supply Electrical and Hydraulic Distribution Manifolds for a project in West Africa. Although we secure numerous smaller contracts on a weekly basis, it is the major and significant awards that drive our growth.

We continue progressing towards achieving our goal of becoming the premier provider of integrated subsea distribution systems.

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2024	2023	$	%
Revenues	$22,734	$15,343	$7,391	48%

The 48 percent increase in revenues was primarily driven by an increase in fixed price contracts for the manufacture of subsea distribution equipment, such as flying leads and hydraulic distribution manifolds, partially offset by a decrease in service contract activity.

Cost of sales and Gross profit

	Year Ended December 31,		Increase (Decrease)
	2024	2023	$	%
Cost of sales	$13,985	$10,493	$3,492	33%
Gross profit	$8,749	$4,850	$3,899	80%
Gross profit %	38%	32%	–	6%

The increase in gross profit was primarily driven by increased revenues. Gross profit percentage increased 6% when compared to the previous year.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $459 and $497 for the years ended December 31, 2024 and 2023, respectively.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2024	2023	$	%
Selling, general & administrative	$6,192	$6,460	$(268)	(4)%
Selling, general & administrative as a % of revenue	27%	42%	–	(15)%

The reduction in selling, general, and administrative expenses (“SG&A”) was driven by lower administrative payroll expense, advertising expense, research and development expense, and rental expense related to the Company’s short-term lease for furniture at the Company’s operating facility.

The Company records depreciation and amortization expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $112 and $108 for the years ended December 31, 2024 and 2023, respectively.

Interest expense (income), net

Net interest income for the year ended December 31, 2024 was $47 compared to net interest income of $7 for the year ended December 31, 2023. The increase of $40 is mainly due to an increase in interest received on the Company’s interest bearing financial instruments during the year ended December 31, 2024.

Other income, net

The Company recorded net other income of $33 and $50 for the years ended December 31, 2024 and December 31, 2023, respectively, which primarily consists of insurance policyholder dividends.

Gain/loss on sale of assets

The Company recorded loss of $1 and gain of $4 related to equipment sold by the Company during the years ended December 31, 2024 and December 31, 2023, respectively.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Net income (loss)	$2,620	$(1,554)
Deduct: Interest (income) expense, net	(47)	(7)
Add: Income tax expense	16	5
Add: Depreciation and amortization	571	605
Add: Share-based compensation	376	64
Add: Relocation costs	–	9
Deduct: Loss (gain) on sale of asset	1	(4)

Modified EBITDA	$3,537	$(882)

The $4,419 increase in Modified EBITDA primarily resulted from revenue and gross profit improvement associated with the increase in fixed price contracts and lower SG&A during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

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

The Company believes it will have adequate liquidity to meet its future operating requirements. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. On May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. At December 31, 2024 and 2023, respectively, the Company had no outstanding sales of accounts receivable to Amegy.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the year ended December 31, 2024, the Company reported a $1,392 increase in cash. The Company generated $1,726 of net cash provided by operating activities, primarily driven by cash used by changes in operating assets and liabilities of $1,824 and other adjustments to reconcile net income to net cash provided by operating activities of $930, which includes items such as non-cash lease expense, loss on sale of property, plant and equipment, share-based compensation, bad debt expense, and depreciation and amortization. This was partially offset by net income of $2,620. The Company used $373 of net cash for investing activities, primarily to fund capital expenditures. The Company also provided by $39 of net cash in financing activities for principal payments made under its finance lease obligations, proceeds from stock options exercised, and proceeds and principal payments on short-term borrowings.

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

The Company maintains a positive outlook on customer inquiries and views this as an opportunity to capitalize on its product, service, and rental offerings to address the subsea distribution and cable management needs of its customers. The reasons for this expected increase are set forth in the “Industry and Executive Outlook” section above. As such, the Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will concentrate capital investments on key growth needs and pursue opportunistic cost containment initiatives, which can include workforce alignment, restricting overhead spending and limiting research and development efforts to only critical items.

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

During the years ended December 31, 2024 and December 31, 2023, the Company conducted assessments of whether impairment indicators were present that indicate the carrying amount of its long-lived asset group might not be recoverable and determined that no such events or changes in circumstances were present.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. For the years ended December 31, 2024 and 2023, there were no contracts with terms that extended beyond one year.

Allowance for Credit Losses

The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due. We monitor our customers’ payment history and current creditworthiness, if needed, to determine that collectability is reasonably assured. We provide an allowance for credit losses based upon a review of each accounts receivable balance with respect to a customer’s ability to make payments. We also evaluate historical loss rates as well as consider forward-looking factors specific to the customers, the overall economic environment, and management expectations to determine expected losses. When certain accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period.  At December 31, 2024 and 2023, we estimated the allowance for credit losses requirement to be $0. Bad debt expense totaled $0 and $1 for the years ended December 31, 2024 and 2023, respectively. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.

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

Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, we concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below under “Material Weakness.”

Notwithstanding the conclusion that our disclosure controls and procedures as of the end of the period covered by this Annual Report were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management conducted an assessment of our internal control over financial reporting as set forth in Item 308(a) of Regulation S-K promulgated under the Exchange Act and Section 404 of the Sarbanes-Oxley Act as of the end of the period covered by this Annual Report. Based on this assessment, our management concluded that our internal control over financial reporting was ineffective due to the material weakness in our internal control over financial reporting described below under “Material Weakness”.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses were identified:

•	The Company did not maintain certain components of the COSO framework, including elements of the control environment, risk assessment and monitoring activities components, relating to: 1) sufficiency of competent personnel with appropriate levels of knowledge, experience, and training in accounting for share-based payments; (ii) identifying and assessing changes that could significantly impact internal control; and (iii) performing ongoing evaluations to ascertain whether the components of internal controls are present and functioning. These entity level material weaknesses gave rise to the following control deficiency, which was also determined to be a material weakness.

•	The Company did not design and maintain effective management review controls relating to its accounting for share-based payments.

Remediation Plan

In 2025, we intend to engage outside consultants to assist with various accounting and financial reporting matters and we will continue assessing the need for hiring additional internal accounting and third-party financial reporting resources, including additional training. We are in the process of replacing our recently departed VP-Finance, retained additional accounting resources in the fourth quarter of 2024 and are implementing a more efficient ERP system to streamline and automate certain processes. As we continue to obtain additional financial resources and as we continue to increase our operating activity, management, under the oversight of the Audit Committee of the Board of Directors, will continue to implement measures designed to improve our internal control over financial reporting to remediate the identified material weaknesses, namely, to identify and engage, through internal hiring and the use of external third parties, a sufficient complement of accounting and financial reporting resources and to periodically assess the design and operating effectiveness of our internal controls over financial reporting.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will continue to require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Current Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officer as of December 31, 2024:

Name	Age	Position Held with Koil Energy
Erik Wiik	61	President, Chief Executive Officer, and Director
Mark Carden	66	Chairman of the Board of Directors
David J. Douglas	61	Director
Neal I. Goldman	80	Director

Biographical information regarding each of these directors and executive officer is as follows. The following paragraphs also include specific information about each director’s experience, qualifications, attributes, or skills that led the Board of Directors to the conclusion that the individual should serve on the Board as of the time of this filing, in light of our business and structure:

Erik Wiik, President, Chief Executive Officer, and Director. Mr. Wiik has served as the Company’s Chief Executive Officer since April 2024 and Board Member since March 2024. Mr. Wiik, served as President of ReAdapt Inc., an engineering consultancy firm providing subject matter expertise within subsea technology, from July 2018 through March 2024. From March 2015 to June 2018, he was Group President of CIRCOR Energy, a manufacturer of products for the oil and gas industry. Prior to that, he served in various capacities over 24 years with Aker Solutions, a provider of integrated solutions, products and services to the global energy industry. His most recent position with Aker was as Regional President of North America, and he also served as president of business units within subsea controls and umbilicals, marine contracting, well services, engineering and floating production. Mr. Wiik also served on the Board of Directors of the United Stated National Ocean Industry Association, Spindletop Charities and the Norwegian American Chamber of Commerce. Mr. Wiik was commissioned as an officer in the Norwegian Navy and has an Engineering degree from Texas A&M University.

Mr. Wiik is qualified to serve as a director based on his in-depth knowledge of the Company’s operations and his international business experience.

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

Mr. Carden is qualified for service on the Board based on his experience and expertise in management, notably his knowledge of the energy market and business strategy.

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

Accounting and Audit Matters

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

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, executive officers and designated employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Report.

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

Based solely on the Company’s review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors and greater-than ten percent beneficial owners during the year ended December 31, 2024 were satisfied.

Item 11.	Executive Compensation

The following table sets forth information concerning total compensation earned in the years ended December 31, 2024 and 2023 by each person serving as our Principal Executive Officer (our “Named Officers”).

Summary Compensation Table for the years ended December 31, 2024 and 2023

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation (1) (2)	Total
Erik Wiik,	2024	$231,250	$46,112	$26,727	$304,089
President and Chief Executive Officer
Charles K. Njuguna, former President,	2024	$229,128	$–	$26,553	$255,681
Chief Executive Officer, and Chief Financial Officer	2023	$325,000	$–	$46,056	$371,056

(1)	Amounts in 2024 represent:

•	Automobile allowances of $8,769 to Mr. Wiik; and
•	Reimbursement of $17,958 to Mr. Wiik for healthcare premiums
•	Automobile allowances of $6,000 to Mr. Njuguna;
•	Reimbursement of $8,053 to Mr. Njuguna for healthcare premiums; and
•	Payments for vacation not taken in 2024 of $12,500 for Mr. Njuguna.

(2)	Amounts in 2023 represent:

•	Automobile allowances of $19,500 to Mr. Njuguna; and
•	Reimbursement of $26,556 to Mr. Njuguna for healthcare premiums.

Narrative Disclosure to Summary Compensation Table

On April 1, 2024, the Company entered into an employment agreement with Mr. Wiik (the “Employment Agreement”. Under the terms of the Employment Agreement, Mr. Wiik is entitled to receive an annual base salary (the amount of which is $325,000), subject to annual adjustment by the Company’s Board. Mr. Wiik is also entitled to receive an annual bonus based upon the achievement of financial objectives by the Company, which objectives shall be set by the Board annually. In connection with entering into the Employment Agreement, the Company granted 300,000 shares of restricted stock, and options for 300,000 shares, to Mr. Wiik. Each of the foregoing will vest in three equal installments on the anniversaries of the grant date.

The Company was party to an employment agreement with Mr. Njuguna, pursuant to which Mr. Njuguna received annual cash compensation of $325,000 and certain other compensation. Due to his resignation, the employment agreement with Mr. Njuguna was terminated effective as of March 31, 2024.

Outstanding Equity Awards

The following table summarizes information with respect to unexercised options and unearned stock awards for our Named Officer as of December 31, 2024.

	OPTION AWARDS				STOCK AWARDS
	Number of securities underlying unexercised options
Name	(#) exercisable	(#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Erik Wiik	–	300,000	$0.65	3/6/2029	300,000	$693,000	$693,000

Benefits payable upon change in control

Mr. Wiik’s Employment Agreement contains provisions related to a change in control.

In the event of a Change in Control (as defined in the Employment Agreement), the awards and grants to Mr. Wiik that are comprised of or based upon equity securities under the Company’s plans, practices, policies and programs will immediately vest.

The Employment Agreement provides that if any payment or distribution to Mr. Wiik would be subject to any additional tax or excise tax, or any interest or penalties are incurred by Mr. Wiik with respect to such excise tax, then Mr. Wiik will be entitled to receive from the Company an additional payment ("Gross-Up Payment”) in an amount such that after payment of all taxes Mr. Wiik will retain an amount of the Gross-Up Payment equal to the additional or excise tax imposed upon such payment or distribution.

In the event of termination of Mr. Wiik’s employment for any reason, Mr. Wiik will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which Mr. Wiik is entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which Mr. Wiik is a participant as of the date of termination. In addition, subject to executing a general release in favor of the Company, Mr. Wiik will be entitled to receive certain severance payments in the event his employment is terminated by the Company "other than for cause” or by Mr. Wiik with "good reason.” These severance payments include the following:

i.	a lump sum in cash equal to one time Mr. Wiik’s annual base salary (at the rate in effect on the date of termination);
ii.	a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement; provided, however, that such pro rata portion shall be calculated based on Mr. Wiik’s annual bonus for the previous fiscal year; provided further that if no previous annual bonus has been paid to Mr. Wiik, then the lump sum cash payment shall be no less than fifty percent of Executive’ annual base salary; and
iii.	if Mr. Wiik’s termination occurs prior to the date that is twelve months following a Change in Control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by Mr. Wiik shall immediately vest and become exercisable.
iv.	Mr. Wiik has agreed, during the term of his employment and for a one-year period after his termination, not to engage in Competition (as defined in the Employment Agreement) with the Company, solicit business from any customer or potential customer of the Company, solicit the employment or services of any person employed by or a consultant to the Company on the date of termination or with six months prior thereto, or otherwise knowingly interfere with the business or accounts of the Company or any of its subsidiaries.

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

The above description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Annual Report on Form 10-K.

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

The following table provides certain information with respect to the 2024 compensation awarded or earned by our Independent Directors who served in such a capacity during the year.

Name	Option Awards ($) (1) (2)	Total
Mark Carden	$15,283	$15,283
David J. Douglas	$15,283	$15,283
Neal I. Goldman	$15,283	$15,283

(1)	On August 2, 2023, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.55 per share. Fair value of these stock options was $0.32 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2023, November 30, 2023, February 28, 2024, and May 31, 2024.

(2)	On August 26, 2024, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $1.28 per share. Fair value of these stock options was $0.99 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2024, November 30, 2024, February 28, 2025, and the remainder are scheduled to vest on May 31, 2025. In addition to the foregoing, all shares shall vest immediately prior to a change in control.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is certain information with respect to beneficial ownership of Common Stock as of March 27, 2025, except as otherwise noted below, by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director as of such date; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Koil Energy as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name	Number of Shares of Common Stock Beneficially Owned		Number of Shares That May Be Acquired By Options Exercisable Within 60 Days	Total	Percent of Outstanding Common Stock (1)

Ronald E. Smith	2,449,383	(2)	–	2,449,383	19.5%
Galloway Capital Partners, LLC	985,651	(3)	–	985,651	7.8%
Aegis Financial Corporation	813,000	(4)	–	813,000	6.5%
Intelligent Fanatics Capital Management LLC	795,424	(5)	–	795,424	6.4%
MAZ Capital Advisors, LLC	618,767	(6)	–	618,767	5.0%

Directors and Executive Officers:
David J. Douglas	1,484,091	(7)	237,500	1,721,591	13.7%
Neal I. Goldman	700,000	(8)	37,500	737,500	5.9%
Erik Wiik	–		300,000	300,000	2.4%
Charles K. Njuguna	267,350		–	267,350	2.1%
Mark Carden	60,980	(9)	237,500	298,480	2.4%
All directors and executive officers as a group (4 persons)	2,512,421		812,500	3,324,921	26.4%

__________________

(1)	The percentages in the table are calculated using the total shares outstanding as of March 27, 2025 or a total of 12,388,202 shares, plus the number of shares that may be acquired by such person or group upon the exercise of options that are exercisable within 60 days of such date.
(2)	Based on a Schedule 13D filed with the SEC dated November 26, 2019, by Ronald E. Smith, 1447 FM 1010 Rd., Cleveland, TX 77327. This amount includes 710,562 shares held indirectly through an IRA, 930,651 shares held directly by Mr. Smith’s spouse, and 23,071 shares held indirectly by Mr. Smith’s spouse through an IRA.
(3)	Based on a Schedule 13D filed with the SEC dated March 6, 2024, by Galloway Capital Partners, LLC, 323 Sunny Isles Blvd, 7th Floor, Sunny Isles Beach, FL 33160.
(4)	Based on a Schedule 13G/A filed with the SEC dated February 8, 2024, by Aegis Financial Corporation, 6862 Elm Street, Suite 830, McLean, VA 22101.
(5)	Based on a Schedule 13G filed with the SEC dated April 2, 2025, by Intelligent Fanatics Capital Management LLC, 350 Rumford Road, Lititz, PA 17543.
(6)	Based on a Schedule 13D/A filed with the SEC dated July 16, 2024, by MAZ Partners LP, 8774 Lakes Boulevard, West Palm Beach, FL 33412.
(7)	Based on a Schedule 13D/A filed with the SEC dated September 2, 2022, by Jamaka Capital Management LLC, 3889 Maple Avenue, Dallas, TX 75219.
(8)	Based on a Form 3 filed with the SEC dated September 27, 2024, by Neal I. Goldman, Goldman Capital Management Inc., 767 Third Ave, New York, NY 10017.
(9)	Includes 980 shares held indirectly in retirement and trading accounts owned by Mr. Carden and his wife.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Company’s independent registered public accounting firm is Moss Adams LLP (“Moss Adams”); issuing office is Houston, TX; PCAOB ID: 659. The following table sets forth the aggregate fees billed by Moss Adams for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2024 and 2023 and for other services rendered during those years on behalf of Koil Energy and its subsidiaries:

	Year Ended December 31,
	2024	2023
Audit Fees	$225,000	$225,000
Audit Related Fees	–	–
Tax Fees	50,000	50,000
All Other Fees	–	–

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

KOIL ENERGY SOLUTIONS, INC.

By: /s/ Erik Wiik
Erik Wiik
President, Chief Executive Officer
(Principal Executive and Financial Officer)
Date: April 15, 2025

By: /s/ Troy Aymond
Troy Aymond
Corporate Controller
(Principal Accounting Officer)
Date: April 15, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Erik Wiik	President, Chief Executive Officer, and Director	April 15, 2025
Erik Wiik	(Principal Executive Officer)

/s/ Mark Carden	Chairman of the Board of Directors	April 15, 2025
Mark Carden

/s/ David J. Douglas	Director	April 15, 2025
David J. Douglas

/s/ Neal I. Goldman	Director	April 15, 2025
Neal I. Goldman

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008)
3.1	Articles of Incorporation of Deep Down, Inc., conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Articles of Merger of Deep Down, Inc. and Koil Energy Solutions, Inc. and Agreement and Plan of Merger between Deep Down, Inc. and Koil Energy Solutions, Inc. filed with the Secretary of State of the State of Nevada on February 22, 2022 (incorporated by reference from Exhibit 3.2 to our Form 10-K filed on March 30, 2023)
3.3	Certificate of Change of Deep Down, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed on July 19, 2012)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to our Form 10-K filed on March 30, 2020)
10.1†	Employment Agreement, effective as of April 1, 2024 between Koil Energy Solutions, Inc. and Erik Wiik (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 11, 2024)
10.4	Commercial Lease Agreement between Wellbore Integrity Solutions, LLC, as Landlord, and Deep Down, Inc., as Tenant, dated effective May 5, 2022, and amended August 31,2022 (incorporated by reference from Exhibit 10.4 to our Form 10-K filed on March 29, 2022)
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010)
14.2	Financial Officer’s Code of Business Conduct (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010)
19.1*	Insider Trading Policy
21.1*	Subsidiary list
24.1*	Power of Attorney (included on signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Corporate Controller
32.1#	Section 1350 Certification of the President and Chief Executive Officer
32.2#	Section 1350 Certification of the Corporate Controller
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Koil Energy Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Koil Energy Solutions, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note 3 to the consolidated financial statements, total revenue of approximately $15,842,000 for the year ended December 31, 2024, is generated from fixed price contracts. For the Company’s fixed price contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management’s estimation of total cost at completion is subject to many variables and requires significant judgment. There are many factors which impact management’s estimate, including, but not limited to, the ability to properly execute the engineering, design and fabrication phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity, weather, and level of success in the installation phase.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to this critical audit matter included the following, among others:

•	Evaluating management’s process and methodology for developing estimated costs to complete.
•	Identifying, evaluating, and testing significant assumptions utilized by management, including:
o	Obtaining executed purchase orders, agreements, and support for selected projects.
o	Discussing progress of contracts’ completion with management.
o	Performing corroborative inquiries of appropriate project managers.
o	Confirming contract terms, billings, and estimated completion dates with customers.
o	Performing a look-back analysis on completed contracts during the year to assess variances between actual and prior year estimated costs to complete.

•	Testing the completeness, accuracy and relevance of the underlying data used in developing estimated costs to complete, including:

o	Testing the accuracy and occurrence of the actual costs incurred to date.

Houston, Texas

April 15, 2025

We have served as the Company’s auditor since 2017.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$3,422	$2,030
Accounts receivable	2,767	4,228
Employee retention tax credit receivable	323	323
Inventory	404	430
Contract assets	3,080	480
Prepaid expenses and other current assets	210	358
Total current assets	10,206	7,849
Property, plant and equipment, net	2,791	2,968
Intangibles, net	64	72
Right-of-use operating lease assets	5,383	5,856
Right-of-use finance lease assets	29	103
Other assets	267	214
Total assets	$18,740	$17,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,319	$3,353
Contract liabilities	656	1,377
Current operating lease liabilities	537	480
Current finance lease liabilities	12	74
Total current liabilities	4,524	5,284

Operating lease liability, long-term	5,600	6,136
Finance lease liability, long-term	12	24
Total liabilities	10,136	11,444

Commitments and contingencies (Note 9)	–	–

Stockholders’ equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 16,106,100 and 15,906,010 shares issued at December 31, 2024 and December 31, 2023	16	16
Additional paid-in capital	74,206	73,840
Treasury stock, 3,717,808 and 4,017,808 shares at December 31, 2024 and December 31, 2023, at cost	(3,135)	(3,135)
Accumulated deficit	(62,483)	(65,103)
Total stockholders’ equity	8,604	5,618
Total liabilities and stockholders’ equity	$18,740	$17,062

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share amounts)	2024	2023
Revenues	$22,734	$15,343
Costs and expenses
Cost of sales	13,985	10,493
Selling, general and administrative	6,192	6,460
Total costs and expenses	20,177	16,953
Operating income (loss)	2,557	(1,610)
Interest income, net	(47)	(7)
Other income, net	(33)	(50)
Loss (gain) on sale of property, plant and equipment	1	(4)
Income (loss) before income tax expense	2,636	(1,549)
Income tax expense	16	5
Net income (loss)	$2,620	$(1,554)

Net income (loss) per share:
Basic	$0.21	$(0.13)
Fully diluted	$0.21	$(0.13)

Weighted-average shares outstanding:
Basic	12,187	11,888
Fully diluted	12,344	11,888

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2022	15,906	$16	$73,776	$(3,135)	$(63,549)	$7,108

Net loss	–	–	–	–	(1,554)	(1,554)
Restricted stock awards forfeited	–	–	–	–	–	–
Treasury shares purchased	–	–	–	–	–	–
Share-based compensation	–	–	64	–	–	64

Balance at December 31, 2023	15,906	$16	$73,840	$(3,135)	$(65,103)	$5,618

Net income	–	–	–	–	2,620	2,620
Restricted Stock Comp Earned	–	–	46	–	–	46
Stock option exercise	200	–	112	–	–	112
Share-based compensation	–	–	208	–	–	208

Balance at December 31, 2024	16,106	$16	$74,206	$(3,135)	$(62,483)	$8,604

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,620	$(1,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	254	64
Depreciation and amortization	571	605
Loss (gain) on sale of property, plant and equipment	38	(4)
Credit loss	–	1
Non-cash lease expense	67	723
Changes in operating assets and liabilities:
Accounts receivable	1,461	(982)
Contract assets	(2,601)	(199)
Inventories	26	(228)
Prepaid expenses and other current assets	148	(155)
Other assets	(103)	(83)
Accounts payable and accrued expenses	(34)	971
Contract liabilities	(721)	1,044
Net cash provided by operating activities	1,726	203

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2	4
Purchases of property, plant and equipment	(375)	(230)
Net cash used in investing activities	(373)	(226)

Cash flows from financing activities:
Proceeds from short-term borrowings	995	–
Principal payments on short-term borrowings	(995)	–
Proceeds from stock options exercised	112	–
Principal payments under finance lease obligations	(73)	(300)
Net cash provided by (used in) financing activities	39	(300)

Change in cash	1,392	(323)
Cash, beginning of year	2,030	2,353
Cash, end of year	$3,422	$2,030

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

Liquidity

Koil Energy’s cash on hand was $3,422 and working capital was $5,682 as of December 31, 2024. As of December 31, 2023, cash on hand and working capital were $2,030 and $2,565, respectively. The Company generally depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company exercises discipline when making capital investments and pursues opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items. Additionally, on May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. Any receivables sold shall bear an interest rate computed as Wall Street Journal Prime Rate (“Prime Rate”) plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of this agreement. At December 31, 2024, the Company had no outstanding sales of accounts receivable to Amegy.

Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Koil Energy for the years ended December 31, 2024 and 2023. All intercompany transactions and balances have been eliminated.

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

Segments

For the years ended December 31, 2024 and 2023, the Company’s operations were organized as one reportable segment and one operating segment.

Cash

Cash consist of cash on deposit with domestic banks which, at times, may exceed federally insured limits.

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

Our financial instruments consist primarily of cash, accounts receivable and accounts payable. The carrying values of cash, accounts receivables, and payables approximated their fair values at December 31, 2024 and 2023 due to their short-term maturities.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due. We monitor our customers’ payment history and current credit worthiness, if needed, to determine that collectability is reasonably assured. We provide an allowance for credit losses based upon a review of each accounts receivable balance with respect to a customer’s ability to make payments. We also evaluate historical loss rates as well as consider forward-looking factors specific to the customers, the overall economic environment, and management expectations to determine expected losses. Generally, we do not charge interest on past due accounts. When certain accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period.  At December 31, 2024 and 2023, we estimated the allowance for credit losses requirement to be $0. Bad debt expense totaled $0 and $1 for the years ended December 31, 2024 and 2023, respectively. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.

Concentration of Revenues and Credit Risk

Koil Energy’s revenues are derived from the sale of products and services to customers who participate in the offshore sector of the energy industry. Customers may be similarly affected by economic and other changes in the energy industry. For the year ended December 31, 2024, our two largest customers accounted for 47 percent and 27 percent of total revenues, respectively. For the year ended December 31, 2023, our four largest customers accounted for 29 percent, 19 percent, 14 percent, and 10 percent of total revenues, respectively. No other customers were in excess of 10 percent of revenues. The loss of one or more of these customers could have a material impact on our results of operations and cash flows.

As of December 31, 2024, three of our customers accounted for 37 percent, 20 percent, and 14 percent of total accounts receivable. As of December 31, 2023, three of our customers accounted for 47 percent, 13 percent, and 10 percent of total accounts receivable.

Inventory

Koil Energy maintains an inventory of components that would otherwise have long lead times to purchase as needed. Inventory costs are determined principally by the use of the specific identification method. Company manufactured inventory is valued using direct costs incurred. We periodically review the value of items in inventory and record write-downs or write-offs of inventory based on our assessment of obsolescence or marketability. We did not record any write-downs or write-offs of inventory in recent years; therefore, we do not consider a reserve against inventory to be necessary.

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

During the years ended December 31, 2024 and December 31, 2023, the Company conducted assessments of whether impairment indicators were present that indicate the carrying amount of its long-lived asset (group) might not be recoverable and determined that no such events or changes in circumstances were present.

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

Share-Based Compensation

We record share-based awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period. These awards are valued at the grant date fair market value using the closing price of our stock on the QB Tier of the OTC Markets Group. Share-based compensation expense is generally recognized over the expected term of the award on a straight-line basis, and forfeitures are recorded as they occur. At December 31, 2024 and December 31, 2023, the Company’s share-based compensation was in the form of stock options.

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) - “Improvements to Reportable Segment Disclosures.” The new standard requires enhanced disclosures about a public entity's reportable segments including more detailed information about a reportable segment's expenses. The amendments in this update apply to all public entities that are required to report segment information, and include those entities that have a single reportable segment. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We adopted Topic 280 on January 1, 2024. Retrospective application is required for all periods presented in the financial statements. The adoption of Topic 280 did not have a material effect on our consolidated financial statements, other than with respect to expanded disclosure. See Note 11 for disclosures related to the adoption of ASU No. 2023-07.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively (with retrospective application permitted) and is effective in the 2025 annual period and in 2026 for interim periods, with early adoption permitted. The adoption of ASU No. 2019-10 will not have a material impact on our financial statements, other than with respect to expanded disclosure.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is to improve disclosures regarding the types of expenses included in commonly presented expense captions. This update is effective beginning with the Company’s 2027 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

As of December 31, 2024 and 2023, the Company does not have any subleases.

The following tables present information about our operating and finance leases:

	Classification	December 31, 2024	December 31, 2023
Assets
Operating	Right-of-use operating lease assets	$5,383	$5,856
Finance	Right-of-use finance lease assets	29	103
Total lease assets		$5,412	$5,959

Liabilities
Current
Operating	Current operating lease liabilities	$537	$480
Finance	Current finance lease liabilities	12	74

Non-current
Operating	Operating lease liability, long-term	5,600	6,136
Finance	Finance lease liability, long-term	12	24
Total lease liabilities		$6,161	$6,714

The components of our lease expense were as follows:

		Years Ended December 31,
	Classification	2024	2023
Finance lease costs
Amortization of ROU assets	Selling, general and administrative	$74	$292
Interest on lease liabilities	Interest (income) expense, net	4	10
Operating lease expense	Cost of sales	756	735
Operating lease expense	Selling, general and administrative	220	230
Short term lease expense	Cost of sales	380	306
Total lease expense		$1,434	$1,573

The lease term and discount rate for our operating and financing leases were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease terms (years)
Operating leases	16.1	8.7
Finance leases	2.4	1.7

Weighted-average discount rates
Operating leases	7.94%	7.97%
Finance leases	0.02%	7.44%

Present value of lease liabilities:

Years ending December 31,	Operating Leases	Finance Leases
2025	$1,006	$12
2026	1,021	13
2027	1,042	–
2028	1,058	–
2029	1,059	–
Thereafter	3,115	–
Total lease payments	$8,301	$25
Less: Interest	(2,164)	(1)
Present value of lease liabilities	$6,137	$24

The Company had no material non-cash financing or operating leases entered into during the years ended December 31, 2024 and 2023.

Supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$–	$101
Finance leases	–	122

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Years Ended December 31,
	2024	2023
Fixed price contracts	$15,842	$6,951
Service contracts	6,892	8,392
Total	$22,734	$15,343

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed on a monthly basis. Payment terms for services are usually 30 days from invoice receipt, but have increased to 45, 60, or 90 days, depending on the customer.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. For the years ending 2024 and 2023, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	December 31, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$4,281	$2,575
Estimated earnings on uncompleted contracts	4,925	399
Estimated loss on uncompleted contracts	(100)	(130)
	9,106	2,844
Less: Billings to date on uncompleted contracts	(6,682)	(3,741)
	$2,424	$(897)

Accounts receivable, net, contract assets, and contract liabilities consisted of the following:

	December 31, 2024	December 31, 2023	January 1, 2023
Accounts receivable, net	$2,767	$4,228	$2,920
Contract assets	3,080	480	281
Contract liabilities	656	1,377	333
	$3,736	$1,857	$614

Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims. The contract asset and liability balances at December 31, 2024 and 2023 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consisted of the following:

	December 31, 2024	December 31, 2023	Range of Asset Lives
Leasehold improvements	$2,316	$2,272	lease term
Equipment	5,790	5,861	2 - 30 years
Furniture, computers and office equipment	30	180	2 - 8 years
Construction in progress	253	–	-

Total property, plant and equipment	8,389	8,313
Less: Accumulated depreciation and amortization	(5,598)	(5,345)
Property, plant and equipment, net	$2,791	$2,968

Depreciation and amortization expense included in cost of sales in the accompanying consolidated statements of operations was $459 and $497 for the years ended December 31, 2024 and 2023, respectively. Depreciation and amortization expense excluded from cost of sales in the accompanying consolidated statements of operations was $53 and $53 for the years ended December 31, 2024 and 2023, respectively.

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

	Years Ended December 31,
	2024	2023
Numerator:
Net income (loss)	$2,620	$(1,554)

Denominator:
Weighted average number of common shares outstanding:
Basic	12,187	11,888
Diluted	12,344	11,888

Income (loss) per common share outstanding:
Basic	$0.21	$(0.13)
Diluted	$0.21	$(0.13)

At December 31, 2024 and 2023, there were outstanding options that were vested and exercisable into 438 and 875 shares of common stock, respectively; however, they have been excluded from the calculation of EPS because their exercise would be anti-dilutive.

NOTE 6: SHARE-BASED COMPENSATION

On August 26, 2024, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $1.28 per share. Fair value of these stock options was $0.99 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2024, November 30, 2024, February 28, 2025, and the remainder are scheduled to vest on May 31, 2025. In addition to the foregoing, all shares shall vest immediately prior to a change in control.

On August 2, 2023, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $0.55 per share. Fair value of these stock options was $0.32 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2023, November 30, 2023, February 28, 2024, and May 31, 2024.

The following table summarizes the activity of our nonvested stock options for the years ended December 31, 2024 and 2023:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	75	$0.63	4.8
Granted	150	0.55
Vested	(150)	0.59
Outstanding at December 31, 2023	75	0.55	4.6
Granted	500	0.90
Vested	(200)	1.14
Exercised	(200)	0.57
Outstanding at December 31, 2024	175	$0.86	3.6
Exercisable at December 31, 2024	725	$0.94	2.1

For the years ended December 31, 2024 and 2023, we recognized a total of $178 and $90, respectively, of share-based compensation expense related to stock options, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested stock options was $157 and $24 at December 31, 2024 and 2023, respectively. These costs are expected to be recognized as expenses over a weighted-average period of 1.82 years.

NOTE 7: TREASURY STOCK

Treasury shares are accounted for using the cost method. During the year ended December 31, 2024, 200 shares of treasury stock were utilized for the exercise of non-qualified stock options. During the year ended December 31, 2024, a total of 300 shares were used for the exercise of non-qualified stock options.

During the year ended December 31, 2024, the Company issued 200 shares for our CEO’s restricted stock award. The Company had 3,718 and 4,018 shares of common stock held in treasury as of December 31, 2024 and 2023.

NOTE 8: INCOME TAXES

Income tax expense is comprised of the following:

	Years Ended December 31,
	2024	2023
Federal:
Current	$–	$–
Deferred	–	–
Total	–	–
State:
Current	16	5
Deferred	–	–
Total	16	5
Total income tax expense	$16	$5

Income tax expense differs from the amount computed by applying the U.S. statutory income tax rate to loss before income taxes for the reasons set forth below.

	Years Ended December 31,
	2024		2023
Income tax expense (benefit) at federal statutory rate	21.00%		(21.00%	)
State tax expense (benefit), net of federal benefit	0.51%		0.23%
Valuation allowance	(21.58%	)	20.49%
Research and development credits	0.45%		0.45%
Other permanent differences	0.24%		0.17%
Total effective rate	0.62%		0.34%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of the temporary differences and carryforwards are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$5,432	$6,090
Research and development and other credit carryforwards	618	630
Share-based compensation	859	816
Intangible amortization	(10)	(12)
Right-of-use operating lease liabilities	1,289	1,389
Other	62	(5)
Total deferred tax assets	8,250	8,908
Less: valuation allowance	(6,978)	(7,546)
Net deferred tax assets	$1,272	$1,362

Deferred tax liabilities:
Depreciation and amortization on property, plant and equipment	$(141)	$(132)
Right-of-use operating lease assets	(1,131)	(1,230)
Total deferred tax liabilities	$(1,272)	$(1,362)

Net deferred tax position	$–	$–

We have $25,387 of federal and $1,322 of state net operating loss (“NOL”) carryforwards and $618 in research and development and other credits available to offset future taxable income. These federal and state NOLs will expire at various dates through 2034, except for federal NOLs generated in 2018 and subsequent years, which have no expiration dates. Management analyzed its current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2024. Accordingly, we do not have any accruals for penalties or interest related to our tax returns. Should an examination or audit arise, we would evaluate the need for an accrual and record one, if necessary. Our federal tax returns from the tax years ended December 31, 2020 through December 31, 2024 are open to examination by the Internal Revenue Service.

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

In addition, subject to executing a general release in favor of the Company, the CEO will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by the CEO with “good reason.” These severance payments include: (i) a lump sum in cash equal to one time the CEO’s annual base salary; (ii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement ; (iii) if the CEO’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the CEO shall immediately vest and become exercisable.

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is not involved in any material legal proceedings as of the date of these financial statements.

WW Champion Developments Lawsuit

On September 23, 2024, WW Champion Developments, Inc. ("WW Champion”) sued the Company alleging breach of contract and seeking money damages of $1,229 in the 281st District Court of Harris County in an action styled WW Champion Developments, Inc. vs. Koil Energy Solutions, Inc., Cause Number 2024-65006. WW Champion alleged that Koil Energy breached a lease agreement between the parties by abandoning the premises, failing to maintain proper fire prevention measures, and failing to pay its remaining rental payments. The Company disputes WW Champion’s allegations, intends to vigorously defend itself against this lawsuit, and believes that the liability recorded for this matter has been adequately accrued.

NOTE 10: EMPLOYEE RETENTION CREDIT

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. Since there is no U.S. GAAP for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. The Company accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, “Accounting for Government Grants and Disclosure of Government Assistance,” of International Financial Reporting Standards.

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

NOTE 11: SEGMENT INFORMATION

The Company operates as a single operating segment, as an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company’s chief operating decision maker “(CODM)” is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income to monitor budget versus actual results in assessing segment performance and the allocation of resources. Significant segment expenses are presented in the Company’s consolidated statements of operations.

Total operating expenses are presented as follows:

	Years Ended December 31,
	2024	2023
Revenues	$22,734	$15,343
Share-based compensation and other personnel costs	9,426	8,221
Materials	4,064	2,452
Depreciation and amortization	571	605
Other cost of sales and selling, general and administrative expenses	6,116	5,675
Income tax expense	16	5
Interest and other (income) expense	(79)	(61)
Net income (loss)	$2,620	$(1,554)

The CODM regularly reviews asset information by consolidated assets since we only have one reportable segment.

NOTE 12: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued.

On January 8, 2025, Koil Energy received $365 for the remaining employee retention credit filed for the second quarter of 2021. This payment of $365 included the $323 applied for that was recorded on the balance sheet as a receivable well as $42 of interest earned.

On January 15, 2025, KOIL Energy announced the resignation of Mr. Trevor Ashurst from his position as Vice President of Finance and Administration, effective February 1, 2025. Troy Aymond, Corporate Controller stepped in as the acting CFO. The Company has partnered with an Executive Search Firm to recruit a Chief Financial Officer and a Human Resources Manager.

On March 3, 2025, KOIL Energy announced its expansion into Brazil, with a new center for manufacturing and service support in Macaé. KOIL Energy has leased a 180,000 sq ft property with offices and a workshop of 27,000 sq ft. The facility will mainly house service support activities. The leasing contract can be terminated with a 3 months’ notice. The subsidiary, KOIL Energy Solutions do Brasil LTDA, has also been established as the legal entity for KOIL Energy's operations in Brazil.

On March 4, 2025, KOIL Energy and SubseaDesign AS, a Norway-based company, formed a strategic alliance to accelerate advancements in subsea technology. Both companies provide specialty products and services for subsea projects. Driven by the rising demand for innovative solutions in the global subsea industry, the two companies will collaborate within R&D and project execution.

On March 17, 2025, KOIL Energy was awarded a significant contract to deliver subsea distribution equipment for a US Project. This includes Multi-Quick Connector (MQC) Plates for a project in the Gulf of America. This award encompasses equipment designed to control the high-pressure (20,000 PSI) systems of a subsea field operated by a U.S. independent energy company. The scope of work for this project includes engineering, procurement, fabrication, assembly, and testing. The project will be carried out at KOIL's manufacturing facility in Houston, Texas. Final delivery is scheduled for the last quarter of this year.

