Form 10-Q
period 2025-03-31
Koil Energy Solutions, Inc.
filed 2025-05-20
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

At May 13, 2025, there were 12,088,202 shares outstanding of Common Stock, par value $0.001 per share.

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

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements. Forward-looking statements included in this Report speak only as of the date of this Report and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog;

•	The volatility of oil and natural gas prices;

•	Our use of percentage-of-completion accounting could result in volatility in our results of operations;

•	A portion of our contracts may contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

•	Our operations could be adversely impacted by the continuing effects of government regulations including evolving impacts from implementation of new tariffs and potential retaliatory measures;

•	International and political events may adversely affect our operations;

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

•	The departure of key personnel could disrupt our business;

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

•	Unfavorable legal outcomes could have a negative impact on our business; and

•	The impact of global health crises, including epidemics and pandemics.

i

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2024, other periodic and current reports we have filed with the SEC, or this Report.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$2,193	$3,422
Accounts receivable, net	4,947	2,767
Employee retention tax credit receivable	–	323
Inventory	276	404
Contract assets	1,799	3,080
Prepaid expenses and other current assets	139	210
Total current assets	9,354	10,206
Property, plant and equipment, net	3,124	2,791
Intangibles, net	62	64
Right-of-use operating lease assets	6,323	5,383
Right-of-use finance lease assets	26	29
Other assets	343	267
Total assets	$19,232	$18,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,917	$3,319
Contract liabilities	530	656
Current operating lease liabilities	807	537
Current finance lease liabilities	12	12
Total current liabilities	4,266	4,524

Operating lease liability, long-term	6,309	5,600
Finance lease liability, long-term	12	12
Total liabilities	10,587	10,136

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 16,106,010 issued at March 31, 2025 and December 31, 2024	16	16
Additional paid-in capital	74,276	74,206
Treasury stock, 4,017,808 shares at March 31, 2025 and December 31, 2024, respectively, at cost	(3,135)	(3,135)
Accumulated deficit	(62,512)	(62,483)
Total stockholders' equity	8,645	8,604
Total liabilities and stockholders' equity	$19,232	$18,740

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2025	2024
Revenues	$5,250	$5,791
Costs and expenses
Cost of sales	3,598	3,761
Selling, general and administrative	1,727	1,460
Total costs and expenses	5,325	5,221
Operating (loss) income	(75)	570
Interest income, net	(13)	(8)
Other income, net	(40)	(1)
Gain on sale of property, plant and equipment	(1)	–
(Loss) income before income tax expense	(21)	579
Income tax expense	8	3
Net (loss) income	$(29)	$576

Net (loss) income per share:
Basic	$(0.00)	$0.05
Fully diluted	$(0.00)	$0.05

Weighted-average shares outstanding:
Basic	12,088	11,971
Fully diluted	12,088	12,017

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2024	16,106	$16	$74,206	$(3,135)	$(62,483)	8,604

Net loss	–	–	–	–	(29)	(29)
Share-based compensation	–	–	70	–	–	70

Balance at March 31, 2025	16,106	$16	$74,276	$(3,135)	$(62,512)	$8,645

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2023	15,906	$16	$73,840	$(3,135)	$(65,103)	$5,618

Net income	–	–	–	–	576	576
Share-based compensation	–	–	19	–	–	19

Balance at March 31, 2024	15,906	$16	$73,859	$(3,135)	$(64,527)	$6,213

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(29)	$576
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	70	19
Depreciation and amortization	146	144
Gain on sale of property, plant and equipment	(1)	–
Non-cash lease expense	43	21
Changes in operating assets and liabilities:
Accounts receivable, net	(1,857)	348
Contract assets	1,281	(1,543)
Inventories	128	(95)
Prepaid expenses and other current assets	71	(54)
Other assets, net	(90)	–
Accounts payable and accrued expenses	(402)	(79)
Contract liabilities	(126)	356
Net cash used in operating activities	(766)	(307)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1	–
Purchases of property, plant and equipment	(464)	(10)
Net cash used in investing activities	(463)	(10)

Cash flows from financing activities:
Principal payments under finance lease obligations	–	(18)
Proceeds from short-term borrowings	–	305
Principal payments on short-term borrowings	–	(22)
Net cash provided by financing activities	–	265
Change in cash	(1,229)	(52)
Cash, beginning of period	3,422	2,030
Cash, end of period	$2,193	$1,978

Supplemental disclosure of cash flow information
Right of use assets obtained in exchange for lease liabilities	$1,109	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

Basis of Presentation

Unless otherwise indicated, the terms “Koil Energy Solutions, Inc.”, “Koil Energy”, “Company”, “we”, “our” and “us” are used in this Report to refer to Koil Energy Solutions, Inc., a Nevada corporation (“Koil Energy Nevada”), and its directly wholly owned subsidiary, Koil Energy Solutions, Inc., a Delaware corporation (“Koil Energy Delaware”). The accompanying unaudited condensed consolidated financial statements of Koil Energy Solutions, Inc. were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain notes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Liquidity

The Company’s cash on hand was $2,193 and working capital was $5,088 as of March 31, 2025. As of December 31, 2024, cash on hand and working capital was $3,422 and $5,682, respectively. The Company generally depends on cash on hand, cash flows from operations, and potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company exercises discipline when making capital investments and pursues opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items. Additionally, on May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Factoring Agreement”) with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. Any receivables sold shall bear an interest rate computed as Wall Street Journal Prime Rate (“Prime Rate”) plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of this agreement. At March 31, 2025 and December 31, 2024, the Company had no factored invoice outstanding with Amegy.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Koil Energy for the three months ended March 31, 2025 and 2024. All intercompany transactions and balances have been eliminated.

Segments

For the three months ended March 31, 2025 and 2024, the Company’s operations were organized as one reportable segment and one operating segment.

NOTE 2:	LEASES

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases. Under this guidance, lessees are required to recognize on the balance sheet a lease liability and a right-of-use (“ROU”) asset for all leases, except for short-term leases with terms of twelve months or less. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will initially be measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

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

The Company leases land, buildings, and certain equipment under non-cancellable operating leases. We lease office, indoor manufacturing, warehouse, and operating space in both Houston, Texas and Macae, Brazil, and lease storage space in Mobile, Alabama to house our 3,400 metric ton and 3,500 metric ton carousel systems. We classify our leases related to computer equipment as finance leases. The Company elects to apply the short-term lease exception; therefore, the Company will not record an ROU asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Company elects to apply the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

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

As of March 31, 2025, the Company does not have any subleases.

The following tables present information about our operating and finance leases:

	Classification	March 31, 2025	December 31, 2024
Assets
Operating	Right-of-use operating lease assets	$6,323	$5,383
Finance	Right-of-use finance lease assets	26	29
Total lease assets		$6,349	$5,412

Liabilities
Current
Operating	Current operating lease liabilities	$807	$537
Finance	Current finance lease liabilities	12	12

Non-current
Operating	Operating lease liability, long-term	6,309	5,600
Finance	Finance lease liability, long-term	12	12
Total lease liabilities		$7,140	$6,161

The components of our lease expense were as follows:

		Three Months Ended March 31,
	Classification	2025	2024
Finance lease costs
Amortization of ROU assets	Selling, general and administrative	$3	$22
Interest on lease liabilities	Other income, net	–	2
Operating lease expense	Cost of sales	243	189
Operating lease expense	Selling, general and administrative	55	54
Short term lease expense	Cost of sales	195	74
Total lease expense		$496	$341

The lease term and discount rate for our operating and finance leases were as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease terms (years)
Operating leases	6.90	7.71
Finance leases	2.20	2.42

Weighted-average discount rates
Operating leases	7.38%	7.94%
Finance leases	6.00%	6.00%

Present value of lease liabilities:

	Operating Leases	Finance Leases
April 1, 2025 - March 31, 2026	$1,310	$13
April 1, 2026 - March 31, 2027	1,353	13
April 1, 2027 - March 31, 2028	1,365	–
April 1, 2028 - March 31, 2029	1,318	–
Thereafter	3,910	–
Total lease payments	9,256	26
Less: Interest	(2,140)	(2)
Present value of lease liabilities	$7,116	$24

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2025	2024
Fixed Price Contracts	$2,714	$4,513
Service Contracts	2,536	1,278
Total	$5,250	$5,791

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At March 31, 2025 and December 31, 2024, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	March 31, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$4,762	$4,281
Estimated earnings on uncompleted contracts	5,243	4,925
Estimated loss on uncompleted contracts	–	(100)
	10,005	9,106
Less: Billings to date on uncompleted contracts	(8,736)	(6,682)
	$1,269	$2,424

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Accounts receivable, net	$4,947	$2,767
Contract assets	1,799	3,080
Contract liabilities	(530)	(656)
	$6,216	$5,191

The contract asset and liability balances at March 31, 2025 and December 31, 2024 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Leasehold improvements	$2,316	$2,316
Equipment	5,830	5,790
Furniture, computers and office equipment	31	30
Construction in progress	652	253
Total property, plant and equipment	8,829	8,389
Less: Accumulated depreciation and amortization	(5,705)	(5,598)
Property, plant and equipment, net	$3,124	$2,791

Depreciation expense for the three months ended March 31, 2025 and 2024 was $146 and $144, respectively.

NOTE 5:	SHARE-BASED COMPENSATION

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

During the three months ended March 31, 2025 and 2024, the Company recognized a total of $70 and $19 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested stock options was $100 and $157 at March 31, 2025 and December 31, 2024, respectively. The unamortized estimated fair value of nonvested restricted stock was $108 and $122 at March 31, 2025 and December 31, 2024, respectively.

NOTE 6:	TREASURY STOCK

Treasury shares are accounted for using the cost method.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At March 31, 2025 and December 31, 2024, management has recorded a full deferred tax asset valuation allowance.

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

	Three months ended March 31,
	2025	2024
Weighted average common shares outstanding - basic	12,088	11,971
Dilutive effect of common stock equivalents	–	46
Weighted average common shares outstanding - diluted	12,088	12,017

NOTE 10:	EMPLOYEE RETENTION CREDIT

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

The Company recognized a $650 employee retention credit as other income on its consolidated statement of operations for the year ended December 31, 2021. The Company filed for refunds of the employee retention credits and on October 10, 2023, received a $344 refund for the employee retention credit filed for the first quarter of 2021. As of December 31, 2024, the Company had a $323 employee retention tax credit receivable balance recorded on its condensed consolidated balance sheet. In January 2025, the Company received $365 for the remaining employee retention credit filed for the second quarter of 2021. This payment of $365 included the $323 applied for that was recorded on the balance sheet as a receivable as well as $42 of interest earned.

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

At March 31, 2025 and December 31, 2024, the Company had no factored invoice outstanding with Amegy.

NOTE 12: SEGMENT INFORMATION

The Company operates as a single operating segment, as an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income to monitor budget versus actual results in assessing segment performance and the allocation of resources. Significant segment expenses are presented in the Company’s consolidated statements of operations.

Total operating expenses are presented as follows:

	Three Months
	Ended March 31,
	2025	2024
Revenues	$5,250	$5,791
Share-based compensation and other personnel costs	2,381	2,077
Materials	635	1,313
Depreciation and amortization	146	144
Other cost of sales and selling, general and administrative expenses	2,163	1,687
Income tax expense	8	3
Interest and other (income) expense	(54)	(9)
Net (loss) income	$(29)	$576

The CODM regularly reviews asset information by consolidated assets since we only have one reportable segment.

NOTE 13:	SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the condensed consolidated financial statements were filed with the SEC.

In April 2025, the Company formally established a wholly owned operating subsidiary in Brazil to support its international expansion strategy. This event occurred after March 31, 2025, and does not reflect conditions that existed as of the reporting date. Accordingly, it is classified as a non-adjusting subsequent event under ASC 855. No changes have been made to the March 31, 2025 condensed consolidated financial statements as a result. However, due to the strategic significance of this development, the Company has elected to disclose it.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except per share amounts)

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of Koil Energy’s results of operations and financial condition. This information should be read in conjunction with the Company’s audited historical consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and which is available on the SEC’s website, and the Company’s unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

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

The current consensus among our customers is that the demand for energy is increasing. Our clients are indicating that the world’s energy demand will require supply growth within oil and natural gas as well as for renewables. Oil and natural gas supply from existing wells naturally declines over time, making sustained investments more important over the coming years. The years of underinvestment in offshore production appear to have triggered a general shift and returning focus on increasing production. As a result, several key subsea basins, particularly the Gulf of America, the North Sea, and off the coasts of Brazil, are being prepared to contribute significantly to this production output. Our strengthened positioning in these markets is therefore essential to achieve a sustained level of growth. A leading indicator for our main products is the number of subsea trees purchased by operators. Our product lines include vital support systems for subsea trees. During the first quarter of this year, we have seen a significant increase in bidding activity. We therefore anticipate experiencing the benefits of this positive momentum throughout this year and into next year.

We also expect expenditure in the brownfield segment to increase due to aging infrastructure. We are currently bidding several subsea-tie-back projects and decommissioning services, globally. The order intake has increased significantly since the beginning of the year. During the first quarter of 2025, we were awarded a significant contract to supply Multi-Quick Connector (MQC) Plates for a project in the Gulf of America. This award encompasses equipment designed to control the high-pressure systems of a subsea field operated by a U.S. independent energy company. The scope of work for this project includes engineering, procurement, fabrication, assembly, and testing. The project has started successfully and will be carried out at our state-of-the-art manufacturing facility in Houston, Texas. Final delivery is scheduled for the fourth quarter of this year. Although we typically secure numerous smaller contracts on a weekly basis, it is the major and significant awards that drive our growth. During the first quarter of 2025, we also completed the installation of a fiberoptic telecommunication cable in the Caribbean. This is an example of where our oil & gas expertise is applicable when other industries need more powerful underwater tools with unique subsea expertise.

We continue progressing towards achieving our goal of becoming the premier provider of integrated subsea distribution systems.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	$	%
Revenues	$5,250	$5,791	$(541)	(9)%

The 9% decrease in revenues was primarily driven by an overall decrease in fixed price contracts partially offset by an increase in service contract activity when compared to revenues for the three months ended March 31, 2024.

Cost of Sales

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	$	%
Cost of sales	$3,598	$3,761	$(163)	(4)%
Gross profit	$1,652	$2,030	$(378)	(19)%
Gross profit %	31%	35%	–	(4)%

The decrease in gross profit was primarily driven by decreased revenues. The decrease in gross profit as a percentage of sales was mainly due to incurring higher labor and materials costs associated with the decrease in fixed price contracts.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $117 and $116 for the three months ended March 31, 2025 and 2024, respectively.

Selling, general and administrative expenses

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	$	%
Selling, general & administrative	$1,727	$1,460	$267	18%
Selling, general & administrative as a % of revenue	33%	25%	–	8%

The increase in selling, general, and administrative expenses (“SG&A”) was primarily due to higher administrative payroll expense, advertising expense, professional fees, and expenses to strengthen and restructure administrative functions.

The Company records depreciation expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $29 and $28 for the three months ended March 31, 2025 and 2024, respectively.

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Net (loss) income	$(29)	$576

(Deduct) Add: Interest (income) expense, net	(13)	(8)
Add: Income tax expense	8	3
Add: Depreciation and amortization	146	144
Add: Share-based compensation	70	19
Add: Restructuring costs	158	–
Deduct: Gain on sale of asset	(1)	–
Adjusted EBITDA	$339	$734

The $395 decrease in Adjusted EBITDA was primarily driven by a decrease in gross profit associated with the decrease in revenue from fixed price contracts during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Restructuring costs during the three months ended March 31, 2025, consisted of expenses to strengthen and restructure administrative functions. Specifically, expenses included executive search fees for a Chief Financial Officer and a Director of Human Resources, as well as consulting costs related to organizational design and human capital strategy.

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

The Company believes it will have adequate liquidity to meet its future operating requirements. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. On May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. At March 31, 2025 and December 31, 2024, the Company had no factored invoice outstanding with Amegy.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the three months ended March 31, 2025, the Company reported a $1,229 decrease in cash. The Company used $766 of net cash in operating activities, primarily driven by net changes in operating assets and liabilities of $995. This was partially offset by other adjustments of $258 to reconcile net income to net cash used in operating activities, which includes items such as non-cash lease expense, share-based compensation, and depreciation and amortization. The Company used $463 of net cash for investing activities, primarily to fund capital expenditures.

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

Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting policies and estimates.

Allowance for Credit Losses

The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due. We monitor our customers’ payment history and current credit worthiness, if needed, to determine that collectability is reasonably assured. We provide an allowance for credit losses based by reviewing each accounts receivable balance with respect to a debtor’s ability to make payments. We also evaluate historical loss rates as well as consider forward-looking factors specific to the debtors, the overall economic environment, and management expectations to determine expected losses. When certain accounts are determined to require an allowance, they are expensed by a provision for bad debts in that period. At March 31, 2025 and 2024, we estimated the allowance for credit losses requirement to be $0, and there were no charges to bad debt expense for the three months ended March 31, 2025 and 2024. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.

Recently Issued Accounting Standards

Refer to Note 1 in Part II. Item 8. “Financial Statements and Supplemental Data,” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of recently issued accounting standards.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the three months ended March 31, 2025.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2025.

PART II. – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOIL ENERGY SOLUTIONS, INC.
(Registrant)

Date: May 20, 2025
	By:	/s/ Erik Wiik
Erik Wiik
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kurt Keller
Kurt Keller
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

10.1	Employment Agreement, dated April 19, 2025 and effective April 22, 2025, between Koil Energy Solutions, Inc. and Kurt Keller (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on April 25, 2025).

31.1*	Certification of Erik Wiik, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Kurt Keller, Chief Financial Officer, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Statement of Erik Wiik, President and Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Statement of Kurt Keller, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

