Form 10-Q
period 2025-06-30
Koil Energy Solutions, Inc.
filed 2025-08-14
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 12,088,202 shares outstanding of Common Stock, par value $0.001 per share.

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

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements. Forward-looking statements included in this Report speak only as of the date of this Report and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog;

•	The volatility of oil and natural gas prices;

•	Our use of percentage-of-completion accounting could result in volatility in our results of operations;

•	A portion of our contracts may contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

•	Our operations could be adversely impacted by the continuing effects of government regulations including evolving impacts from implementation of new tariffs and potential retaliatory measures;

•	International and political events may adversely affect our operations;

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

i

•	The departure of key personnel could disrupt our business;

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

•	More sophisticated and targeted cyber-attacks and other security incidents pose risks to our systems, data and business, and our relationships with customers and other third parties;

•	Unfavorable legal outcomes could have a negative impact on our business; and

•	The impact of global health crises, including epidemics and pandemics.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$2,193	$3,422
Accounts receivable, net	5,551	2,767
Employee retention tax credit receivable	–	323
Inventory	468	404
Contract assets	1,162	3,080
Prepaid expenses and other current assets	334	210
Total current assets	9,708	10,206
Property, plant and equipment, net	3,355	2,791
Intangibles, net	193	64
Right-of-use operating lease assets	6,176	5,383
Right-of-use finance lease assets	75	29
Other assets	109	267
Total assets	$19,616	$18,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,999	$3,319
Contract liabilities	715	542
Deferred revenue	28	114
Current operating lease liabilities	861	537
Current finance lease liabilities	23	12
Total current liabilities	4,626	4,524

Long term notes payable	27	–
Operating lease liability, long-term	6,125	5,600
Finance lease liability, long-term	53	12
Total liabilities	10,831	10,136

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 16,106,010 issued at June 30, 2025 and December 31, 2024	16	16
Additional paid-in capital	74,355	74,206
Treasury stock, 4,017,808 shares at June 30, 2025 and December 31, 2024, at cost	(3,135)	(3,135)
Accumulated deficit	(62,451)	(62,483)
Total stockholders' equity	8,785	8,604
Total liabilities and stockholders' equity	$19,616	$18,740

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues	$5,183	$5,779	$10,433	$11,570
Costs and expenses
Cost of sales	3,454	3,530	7,052	7,290
Selling, general and administrative	1,964	1,268	3,693	2,729
Total costs and expenses	5,418	4,798	10,745	10,019
Operating (loss) income	(235)	981	(312)	1,551
Interest (income), net	(2)	(5)	(16)	(13)
Other (income), net	(291)	(3)	(331)	(4)
(Gain) loss on sale of property, plant and equipment	(11)	3	(12)	3
Income before income tax expense	69	986	47	1,565
Income tax expense	8	2	15	5
Net income	$61	$984	$32	$1,560

Net income per share:
Basic	$0.01	$0.08	$0.00	$0.13
Fully diluted	$0.00	$0.08	$0.00	$0.13

Weighted-average shares outstanding:
Basic	12,088	12,188	12,088	12,079
Fully diluted	12,474	12,278	12,489	12,147

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at March 31, 2025	16,106	$16	$74,276	$(3,135)	$(62,512)	$8,645

Net income	–	–	–	–	61	61
Share-based compensation	–	–	79	–	–	79

Balance at June 30, 2025	16,106	$16	$74,355	$(3,135)	$(62,451)	$8,785

Balance at December 31, 2024	16,106	$16	$74,206	$(3,135)	$(62,483)	$8,604

Net income	–	–	–	–	32	32
Share-based compensation	–	–	149	–	–	149

Balance at June 30, 2025	16,106	$16	$74,355	$(3,135)	$(62,451)	$8,785

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at March 31, 2024	15,906	$16	$73,691	$(2,967)	$(64,527)	$6,213

Net income	–	–	–	–	984	984
Share-based compensation	–	–	34	–	–	34

Balance at June 30, 2024	15,906	$16	$73,725	$(2,967)	$(63,543)	$7,231

Balance at December 31, 2023	15,906	$16	$73,840	$(3,135)	$(65,103)	$5,618

Net income	–	–	–	–	1,560	1,560
Restricted stock award	–	–	(168)	168	–	–
Share-based compensation	–	–	53	–	–	53

Balance at June 30, 2024	15,906	$16	$73,725	$(2,967)	$(63,543)	$7,231

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$32	$1,560
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	149	53
Depreciation and amortization	303	293
(Gain) loss on sale of property, plant and equipment	(12)	3
Non-cash lease expense	65	41
Changes in operating assets and liabilities:
Accounts receivable, net	(2,461)	(1,260)
Contract assets	1,918	(1,889)
Inventories	(64)	(30)
Prepaid expenses and other current assets	(124)	175
Other assets, net	129	(25)
Accounts payable and accrued expenses	(428)	(690)
Contract liabilities	173	1,536
Deferred revenue	(86)	(523)
Net cash used in operating activities	(406)	(756)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	12	–
Capitalized software development costs	(118)	–
Purchases of property, plant and equipment	(714)	(62)
Net cash (used in) investing activities	(820)	(62)

Cash flows from financing activities:
Principal payments under finance lease obligations	(1)	(36)
Proceeds from short-term borrowings	–	305
Principal payments on short-term borrowings	–	(22)
Principal payments on long-term notes payable	(2)	–
Net cash (used in) provided by financing activities	(3)	247
Change in cash	(1,229)	(571)
Cash, beginning of period	3,422	2,030
Cash, end of period	$2,193	$1,459

Supplemental disclosure of non-cash activities:
Property, plant and equipment acquired via debt	137	–
Operating lease - right-of-use assets obtained in exchange for lease liabilities	1,159	–
Finance lease - right-of-use assets obtained in exchange for lease liabilities	53	–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

Basis of Presentation

Unless otherwise indicated, the terms “Koil Energy Solutions, Inc.”, “Koil Energy”, “Company”, “we”, “our” and “us” are used in this Report to refer to Koil Energy Solutions, Inc., a Nevada corporation (“Koil Energy Nevada”), its directly wholly owned subsidiary, Koil Energy Solutions, Inc., a Delaware corporation (“Koil Energy Delaware”), and its directly wholly owned subsidiary Koil Energy Solution do Brasil Ltda., a Brazilian limited liability company (“Koil Energy Brazil”). The accompanying unaudited condensed consolidated financial statements of Koil Energy Solutions, Inc. were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain notes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities, and the reported amounts of revenues and expenses. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, then the actual amounts may differ from those included in the accompanying unaudited condensed consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal recurring nature.

Liquidity

The Company’s cash on hand was $2,193 and working capital was $5,082 as of June 30, 2025. As of December 31, 2024, cash on hand and working capital was $3,422 and $5,682, respectively. The Company generally depends on cash on hand, cash flows from operations, and potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. However, given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company exercises discipline when making capital investments and pursues opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items. Additionally, on May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Factoring Agreement”) with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. Any receivables sold shall bear an interest rate computed as the Wall Street Journal Prime Rate (“Prime Rate”) plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of this agreement. At June 30, 2025 and December 31, 2024, the Company had no factored invoice outstanding with Amegy.

Intangible Capitalized Software Development Costs, net

The Company capitalizes certain costs related to the implementation of software systems during the application development stage. Capitalized software development costs are capitalized when application development begins and it is probable that the project will be completed and used as intended by the Company.

The capitalization policy provides for capitalizing certain payroll and payroll-related costs for employees who spend time directly associated with the configuration, development, and enhancement of software systems. Costs associated with preliminary project activities, data migration, training, maintenance, and all other post-implementation stage activities are expensed as incurred.

Capitalized software development costs are classified as Intangibles on the Condensed Consolidated Balance Sheets, and costs will be amortized on a straight-line basis over their estimated useful lives and will be included within depreciation and amortization expense in the condensed consolidated statements of operations. For the six months ended June 30, 20254, capitalized software development costs was $118.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Koil Energy for the three and six months ended June 30, 2025 and 2024. All intercompany transactions and balances have been eliminated.

NOTE 2:	LEASES

The Company leases land, buildings, and certain equipment under non-cancellable operating leases. We lease office, indoor manufacturing, warehouse, and operating space in Houston, Texas and Macaé, Brazil, and lease storage space in Mobile, Alabama to house our 3,400 metric ton and 3,500 metric ton carousel systems. We classify our leases related to certain office furniture and computer equipment as finance leases. The Company elects to apply the short-term lease exception; therefore, the Company will not record an ROU asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Company elects to apply the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

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

As of June 30, 2025, the Company does not have any subleases.

The following tables present information about our operating and finance leases:

	Classification	June 30, 2025	December 31, 2024
Assets
Operating	Right-of-use operating lease assets	$6,176	$5,383
Finance	Right-of-use finance lease assets	75	29
Total lease assets		$6,251	$5,412

Liabilities
Current
Operating	Current operating lease liabilities	$861	$537
Finance	Current finance lease liabilities	23	12

Non-current
Operating	Operating lease liability, long-term	6,125	5,600
Finance	Finance lease liability, long-term	53	12
Total lease liabilities		$7,062	$6,161

The components of our lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2025	2024	2025	2024
Finance lease costs
Amortization of ROU assets	Selling, general and administrative	$3	$22	$6	$44
Interest on lease liabilities	Other (income) expense, net	1	1	1	3
Operating lease expense	Cost of sales	266	189	509	378
Operating lease expense	Selling, general and administrative	55	55	109	109
Short term lease expense	Cost of sales	86	84	282	158
Total lease expense		$411	$351	$907	$692

The lease term and discount rate for our operating and finance leases were as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease terms (years)
Operating leases	6.7	16.1
Finance leases	3.3	2.4

Weighted-average discount rates
Operating leases	7.39%	7.94%
Finance leases	5.63%	0.02%

Present value of lease liabilities:

	Operating Leases	Finance Leases
July 1, 2025 - June 30, 2026	$1,352	$25
July 1, 2026 - June 30, 2027	1,372	26
July 1, 2027 - June 30, 2028	1,377	13
July 1, 2028 - June 30, 2029	1,252	9
Thereafter	3,647	8
Total lease payments	9,000	81
Less: Interest	(2,013)	(5)
Present value of lease liabilities	$6,987	$76

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Fixed Price Contracts	$2,893	$4,176	$5,581	$8,689
Service Contracts	2,290	1,603	4,852	2,881
Total	$5,183	$5,779	$10,433	$11,570

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At June 30, 2025 and December 31, 2024, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	June 30, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$4,271	$4,281
Estimated earnings on uncompleted contracts	4,275	4,925
Estimated loss on uncompleted contracts	–	(100)
	8,546	9,106
Less: Billings to date on uncompleted contracts	(8,127)	(6,682)
	$419	$2,424

Contract assets, contract liabilities, and deferred revenue consisted of the following:
Contract assets	1,162	3,080
Contract liabilities	(715)	(542)
Deferred revenue	(28)	(114)
	$419	$2,424

The contract asset and liability balances as of June 30, 2025 and December 31, 2024 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

			Range of
	June 30, 2025	December 31, 2024	Asset Lives
Leasehold improvements	$2,384	$2,316	lease term
Equipment	6,107	5,790	2 - 30 years
Furniture, computers and office equipment	47	30	2 - 8 years
Construction in progress	534	253
Total property, plant and equipment	9,072	8,389
Less: Accumulated depreciation and amortization	(5,717)	(5,598)
Property, plant and equipment, net	$3,355	$2,791

Depreciation expense for the three and six months ended June 30, 2025 was $141 and $272, respectively.

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. During the three and six months ended June 30, 2025, the Company recognized a total of $79 and $149 of share-based compensation expense, respectively. During the three and six months ended June 30, 2024, the Company recognized a total of $34 and $53 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested stock options was $252 and $157 at June 30, 2025 and December 31, 2024, respectively. The unamortized estimated fair value of nonvested restricted stock was $235 and $122 at June 30, 2025 and December 31, 2024, respectively.

NOTE 6:	TREASURY STOCK

Treasury shares are accounted for using the cost method.

NOTE 7:	INCOME TAXES

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state, and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. The Company adopted ASU 2023-09 as of January 1, 2025, and the corresponding impacts will be reflected in the annual disclosures connected to income taxes.

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, management has recorded a full deferred tax asset valuation allowance.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

CEO Employment Agreement

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

CFO Employment Agreement

Our Chief Financial Officer (“CFO”) is also employed under an employment agreement containing severance provisions. In the event of termination of the CFO’s employment for any reason, the CFO will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the CFO is entitled or vested under the terms of all employee benefit and compensation plans, agreements, and arrangements in which the CFO participates as of the date of termination.

In addition, subject to executing a general release in favor of the Company, the CFO will be entitled to receive certain severance payments in the event his employment is terminated by the Company “other than for cause” or by the CFO with “good reason.” These severance payments include: (i) a lump sum in cash equal to six months of the CFO’s annual base salary; (ii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement, but no less than fifty percent of the CFO’s annual base salary; and (iii) if the CFO’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the CFO shall immediately vest and become exercisable.

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is not involved in any material legal proceedings as of the date of these financial statements.

WW Champion Developments Lawsuit

The Company was previously involved in a legal dispute with its former landlord, WW Champion Developments, Inc. ("WW Champion”). On September 23, 2024, WW Champion filed a lawsuit against the Company alleging breach of contract and seeking money damages of $1,229 in the 281st District Court of Harris County in an action styled WW Champion Developments, Inc. vs. Koil Energy Solutions, Inc., Cause Number 2024-65006. WW Champion alleged that Koil Energy breached a lease agreement between the parties by abandoning the premises, failing to maintain proper fire prevention measures, and failing to pay its remaining rental payments.

The matter was settled in June 2025 for $590. The Company had previously recorded a liability of $840 and therefore recognized a gain of $250 upon resolution of the lawsuit. This gain is recorded in the Condensed Consolidated Statements of Operations under Other (income), net. Payment terms for the settlement included the forfeiture of a $90 deposit, a $200 payment on July 1, 2025, and six monthly payments of $50 beginning August 1, 2025.

NOTE 9:	EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income by the weighted-average number of common shares and dilutive effect of common stock equivalents (warrants, nonvested stock awards and stock options) using the treasury method.

In each relevant period, the net income used in the basic and diluted EPS calculations is the same. The following table reconciles the weighted-average basic number of common shares outstanding and the weighted-average diluted number of common shares outstanding for the purpose of calculating basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding - basic	12,088	12,188	12,088	12,079
Dilutive effect of common stock equivalents	386	90	401	68
Weighted average common shares outstanding - diluted	12,474	12,278	12,489	12,147

NOTE 10:	EMPLOYEE RETENTION CREDIT

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

The Company recognized a $650 employee retention credit as other income on its consolidated statement of operations for the year ended December 31, 2021. In January 2025, the Company received $365 for the remaining employee retention credit balance including the $323 applied to an employee retention credit receivable and $42 of interest earned.

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

As of June 30, 2025 and December 31, 2024, the Company had no factored invoice outstanding with Amegy.

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

Total operating expenses are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$5,183	$5,779	$10,433	$11,570
Share-based compensation and other personnel costs	2,355	2,077	5,120	4,493
Materials	793	831	1,427	2,145
Depreciation and amortization	156	135	303	293
Other cost of sales and selling, general and administrative expenses	1,812	1,755	3,552	3,087
Income tax expense	8	2	15	5
Interest and other (income) expense	(2)	(5)	(16)	(13)
Net income	$61	$984	$32	$1,560

The CODM regularly reviews asset information by consolidated assets since we only have one reportable segment.

NOTE 13:	NOTES PAYABLE

On May 22, 2025, the Company financed the purchase of a forklift for $137 with a finance charge of $12. The financing arrangement is scheduled to mature on May 23, 2030, and is payable in monthly installments over a 60-month term. Monthly payments are initially set at approximately $3 for the first six months with a balloon payment in December 2025 of $95. Thereafter monthly payments are $1 per month through maturity.

The note is secured by the forklift and is recorded as part of the unaudited condensed consolidated balance sheets. As of June 30, 2025, the outstanding principal balance was $137. The note is not subject to restrictive covenants beyond customary terms. The liability is classified in current and long-term notes payable.

NOTE 14:	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were filed with the SEC and determined that there have been no events that would require disclosure or adjustment in the condensed consolidated financial statements.

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

General

Koil Energy is an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Koil Energy's core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Koil Energy's experienced professionals can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world. The Company’s solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field. The Company primarily serves the offshore oil and gas market; however, the Company’s product offerings and service capabilities are based on core competencies that are indifferent to energy source and can be applied to additional markets, including offshore wind, telecommunications, hydrogen, and liquefied natural gas.

Industry and Executive Outlook

The energy services industry relies heavily on the capital and operating expenditure programs of upstream energy companies. Operators’ decisions to scale back or accelerate exploration, drilling, and production activities are heavily influenced by the broader energy sector dynamics, including fluctuations in commodity prices driven by various global market forces.

Global energy demand continues to grow, requiring increased oil and natural gas production alongside growth in renewable energy sources. Years of underinvestment in offshore exploration and development are now fueling a resurgence in subsea activity. Deepwater fields naturally decline at an average rate of 7% per year, underscoring the urgency for new development just to maintain current output. From our perspective, we are seeing global operators allocate more capital toward deepwater and ultra-deepwater developments, particularly in Brazil, the US. and West Africa.

There are three primary ways to maintain and grow subsea production:

(1)	Long cycle greenfield development projects;
(2)	Subsea tie-back projects, which integrate new wells into existing infrastructure; and
(3)	Maintenance either by upgrading or decommissioning aging infrastructure.

Koil Energy supports all three sub-segments, with a particular strength in subsea tie-back projects.

We believe that the fastest growing sub-segment is subsea tie-back projects, which are becoming the preferred development strategy for offshore operators. This approach has been employed for decades and involves tapping adjacent reservoirs, maximizing underutilized topside capacity, and leveraging existing subsea infrastructure. In some mature basins, brownfield tie-ins have operated for over 20 years, while in other regions, operators are just beginning to adopt this strategy to boost hydrocarbon production and enhance financial returns.

One of the key advantages of a subsea tie-back development is shorter payback periods than traditional greenfield projects. Leveraging existing assets, these projects frequently have the potential to achieve first oil within two years of final investment decision. However, success hinges on meticulous planning and swift execution. Integrating new equipment into an aging infrastructure presents both technical challenges and opportunities, making adaptability and foresight essential. Proven, practical design, backed by a deep team experienced in subsea installation and commissioning, plays a critical role in ensuring reliability and staying on schedule.

Order intake from subsea tie-back and maintenance has increased significantly since the beginning of the year. While second-quarter earnings were impacted by lower labor utilization early in the quarter, this was driven by the intentional buildout of our team. These hires align with our long-term growth strategy. We remain disciplined in balancing profitability with investment and are confident that our expanded capabilities position us well to execute on our growing backlog.

We continue progressing towards achieving our goal of becoming the premier provider of integrated subsea distribution systems.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Revenues	$5,183	$5,779	$(596)	(10%	)

The 10% decrease in revenues was primarily driven by a decrease in fixed price contract sales and backlog for the manufacture of flying leads and hydraulic distribution manifolds, partially offset by an increase in the sales and delivery of service contract work when compared to revenues for the three months ended June 30, 2024.

Cost of Sales

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Cost of sales	$3,454	$3,530	$(76)	(2%	)
Gross profit	$1,729	$2,249	$(520)	(23%	)
Gross profit %	33%	39%	–	(6%	)

The decline in gross profit was driven by reduced direct employee utilization and the lower gross profit percentage resulted from an increase in direct overhead costs including employee benefits and rent expense for the Brazilian office when compared to the three months ended June 30, 2024.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $127 and $122 for the three months ended June 30, 2025 and 2024, respectively.

Selling, general and administrative expenses

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Selling, general & administrative	$1,964	$1,268	$696	55%
Selling, general & administrative as a % of revenue	38%	22%	–	16%

The increase in selling, general, and administrative expenses (“SG&A”) was primarily due to higher administrative payroll due to increased hiring of key business support functions, the timing of accounting fees associated with the annual audit, legal fees related to the settlement of a lawsuit and general corporate needs, and expenses for outside consultants to strengthen and restructure administrative functions.

The Company records depreciation and amortization expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $29 and $27 for the three months ended June 30, 2025 and 2024, respectively.

Other (income) expense, net

	Three Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Other (income), net	$(291)	$(3)	$(288)	Nm
Other (income), net as a % of revenue	6%	0%	–	6%

The increase other (income), net was driven by a $250 gain upon the successful resolution of the WW Champion lawsuit. In addition, the Company received a $34 dividend from its insurance company.

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

The following is a reconciliation of net income to Adjusted EBITDA for the six months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024
Net income	$61	$984

(Deduct) Add: Interest (income) expense, net	(2)	(5)
Add: Income tax expense	8	2
Add: Depreciation and amortization	156	149
Add: Share-based compensation	79	34
Add (Deduct): Loss (gain) on sale of asset	(11)	3
Add: Loss (Gain) on litigation settlement	(250)	–
Add: Restructuring costs	122	–

Adjusted EBITDA	$163	$1,167

The $1,004 decrease in Adjusted EBITDA was primarily driven by lower labor utilization on projects and increased SG&A expenses during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Revenues	$10,433	$11,570	$(1,137)	(10)%

The 10% decrease in revenues was primarily driven by a reduction in fixed price contract sales and backlog for the manufacture of flying leads and hydraulic distribution manifolds, partially offset by an increase in sales and delivery of service contract work when compared to revenues for the six months ended June 30, 2024.

Cost of Sales

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Cost of sales	$7,052	$7,290	$(238)	(1)%
Gross profit	$3,381	$4,280	$(899)	(21)%
Gross profit %	32%	37%	–	(5)%

The decline in gross profit was primarily driven by lower revenues from reduced direct employee utilization, and the decrease in gross profit as a percentage of sales resulted from an increase in direct overhead costs including employee benefits and Brazil office rent expenses when compared to the six months ended June 30, 2024.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $245 and $238 for the six months ended June 30, 2025 and 2024, respectively.

Selling, general and administrative expenses

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Selling, general & administrative	$3,693	$2,729	$964	35%
Selling, general & administrative as a % of revenue	35%	24%	–	11%

The increase in SG&A was primarily due to higher administrative payroll due to increased hiring of key business support functions, greater spending on industry conferences, legal fees related to the settlement of a lawsuit and general corporate needs, and expenses for outside consultants to strengthen and restructure administrative functions.

The Company records depreciation expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $58 and $55 for the six months ended June 30, 2025 and 2024, respectively.

Other (income) expense, net

	Six Months Ended June 30,		Increase (Decrease)
	2025	2024	$	%
Other (income), net	$(331)	$(4)	$(327)	Nm
Other (income), net as a % of revenue	3%	0%	–	3%

The increase other (income), net was driven by a $250 gain upon the successful resolution of the WW Champion lawsuit. In addition, the Company received a $34 dividend from its insurance company and a $42 Employee Retention Tax Credit from the federal government.

Adjusted EBITDA

The following is a reconciliation of net income to Adjusted EBITDA for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Net income	$32	$1,560

(Deduct) Add: Interest (income) expense, net	(16)	(13)
Add: Income tax expense	15	5
Add: Depreciation and amortization	303	293
Add: Share-based compensation	149	53
Add (Deduct): Loss (gain) on sale of asset	(12)	3
Add: Loss (Gain) on Litigation Settlement	(250)	–
Add: Restructuring costs	279	–

Adjusted EBITDA	$500	$1,901

The $1,401 decrease in Adjusted EBITDA was driven by lower labor utilization on projects, a project mix containing lower gross margin contracts, increased employee benefit costs, administrative hiring to support future growth, and investment in building our Brazil operations during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

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

The Company believes it will have adequate liquidity to meet its future operating requirements. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. In 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. On June 30, 2025 and December 31, 2024, the Company had no factored invoices outstanding with Amegy.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the six months ended June 30, 2025, the Company reported a $1,229 decrease in cash. The Company used $406 of net cash in operating activities, primarily driven by net changes in operating assets and liabilities of $943. This was partially offset by net income and other adjustments of $537 to reconcile net income to net cash used in operating activities, which mainly includes items such as non-cash lease expense, share-based compensation, and depreciation and amortization. The Company used $820 of net cash for investing activities, primarily to fund capital expenditures. The Company also used $3 of net cash from financing activities.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the six months ended June 30, 2025.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOIL ENERGY SOLUTIONS, INC.

August 14, 2025	/s/ Erik Wiik
Date	Erik Wiik
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2025	/s/ Kurt Keller
Date	Kurt Keller
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

10.1	Employment Agreement, dated April 19, 2025 and effective April 22, 2025 between Koil Energy Solutions, Inc. and Kurt Keller (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on April 25, 2025).

31.1*	Certification of Erik Wiik, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Kurt Keller, Chief Financial Officer, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Statement of Erik Wiik, President and Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Statement of Kurt Keller, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

