Form 10-Q
period 2025-09-30
Koil Energy Solutions, Inc.
filed 2025-11-14
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 12,188,202 shares outstanding of Common Stock, par value $0.001 per share.

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

i

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$1,948	$3,422
Accounts receivable, net	5,403	2,767
Employee retention tax credit receivable	–	323
Inventory	187	404
Contract assets	1,714	3,080
Prepaid expenses and other current assets	540	210
Total current assets	9,792	10,206

Property, plant and equipment, net	3,431	2,791
Intangibles, net	278	64
Right-of-use operating lease assets	6,000	5,383
Right-of-use finance lease assets	58	29
Other assets	98	267
Total assets	$19,657	$18,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,757	$3,319
Contract liabilities	415	542
Deferred revenue	75	114
Short-term borrowings	703	–
Current notes payable	328	–
Current operating lease liabilities	887	537
Current finance lease liabilities	20	12
Total current liabilities	5,185	4,524

Long-term notes payable	26	–
Operating lease liability, long-term	5,914	5,600
Finance lease liability, long-term	31	12
Total liabilities	11,156	10,136

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 16,206,010 issued at September 30, 2025 and 16,106,010 issued at December 31, 2024	16	16
Additional paid-in capital	74,484	74,206
Treasury stock, 4,017,808 shares at September 30, 2025 and December 31, 2024, at cost	(3,135)	(3,135)
Accumulated deficit	(62,864)	(62,483)
Total stockholders' equity	8,501	8,604
Total liabilities and stockholders' equity	$19,657	$18,740

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues	$6,367	$5,223	$16,799	$16,793
Costs and expenses
Cost of sales	4,315	3,159	11,341	10,449
Selling, general and administrative	2,514	1,586	6,220	4,316
Total costs and expenses	6,829	4,745	17,561	14,765
Operating (loss) income	(462)	478	(762)	2,028
Interest (income), net	–	(17)	(16)	(30)
Other (income), net	(57)	(30)	(375)	(35)
(Gain) loss on sale of property, plant and equipment	–	–	(12)	3
(Loss) Income before income tax expense	(399)	525	(359)	2,090
Income tax expense	7	2	23	7
Net (loss) income	$(413)	$523	$(381)	$2,083

Net income (loss) per share:
Basic	$(0.03)	$0.04	$(0.03)	$0.17
Fully diluted	$(0.03)	$0.04	$(0.03)	$0.17

Weighted-average shares outstanding:
Basic	12,169	12,199	12,115	12,119
Fully diluted	12,169	12,409	12,115	12,235

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at June 30, 2025	16,106	$16	$74,355	$(3,135)	$(62,451)	$8,785

Net loss	–	–	–	–	(413)	(413)
Share-based compensation	–	–	92	–	–	92
Stock option exercise	100	–	37	–	–	37

Balance at September 30, 2025	16,206	$16	$74,484	$(3,135)	$(62,864)	$8,501

Balance at December 31, 2024	16,106	$16	$74,206	$(3,135)	$(62,381)	$8,604

Net loss	–	–	–	–	(374)	(381)
Share-based compensation	–	–	241	–	–	241
Stock option exercise	100	–	37	–	–	37

Balance at September 30, 2025	16,206	$16	$74,484	$(3,135)	$(62,864)	$8,501

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at June 30, 2024	15,906	$16	$73,725	$(2,967)	$(63,543)	$7,231

Net income	–	–	–	–	523	523
Share-based compensation	–	–	23	–	–	23
Stock option exercise			(46)	159	–	113

Balance at September 30, 2024	15,906	$16	$73,702	$(2,808)	$(63,020)	$7,890

Balance at December 31, 2023	15,906	$16	$73,840	$(3,135)	$(65,103)	$5,618

Net income	–	–	–	–	2,083	2,083
Restricted stock award	–	–	(168)	168	–	–
Share-based compensation	–	–	76	–	–	76
Stock option exercise	–	–	(46)	159	–	113

Balance at September 30, 2024	15,906	$16	$73,702	$(2,808)	$(63,020)	$7,890

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(381)	$2,083
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Share-based compensation	241	76
Depreciation and amortization	449	437
(Gain) loss on sale of property, plant and equipment	(12)	3
Bad debt expense	569	–
Non-cash lease expense	58	63
Changes in operating assets and liabilities:
Accounts receivable, net	(2,882)	(1,078)
Contract assets	1,366	62
Inventories	217	29
Prepaid expenses and other current assets	(330)	86
Other assets, net	168	(261)
Accounts payable and accrued expenses	(335)	(375)
Contract liabilities	(241)	49
Deferred revenue	75	–
Net cash (used in) provided by operating activities	(1,038)	1,174

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	12	–
Capitalized software development costs	(212)	–
Purchases of property, plant and equipment	(952)	(127)
Net cash used in investing activities	(1,152)	(127)

Cash flows from financing activities:
Principal payments under finance lease obligations	(15)	(68)
Proceeds from short-term borrowings	703	895
Principal payments on short-term borrowings	–	(895)
Principal payments on long-term notes payable	(9)	–
Proceeds from stock options exercised	37	113
Net cash provided by financing activities	716	46
Change in cash	(1,474)	1,092
Cash, beginning of period	3,422	2,030
Cash, end of period	$1,948	$3,122

Supplemental disclosure of non-cash activities:
Property, plant and equipment acquired via debt	137	–
Operating lease - right-of-use assets obtained in exchange for lease liabilities	1,159	–
Finance lease - right-of-use assets obtained in exchange for lease liabilities	53	–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Liquidity

The Company’s cash on hand was $1,948 and working capital was $4,885 as of September 30, 2025. As of December 31, 2024, cash on hand and working capital was $3,422 and $5,682, respectively. The Company generally depends on cash on hand, cash flows from operations, and sales of property, plant and equipment (“PP&E”), and a bank accounts receivable factoring facility to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. However, given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company exercises discipline when making capital investments and pursues opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items. Additionally, on May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Factoring Agreement”) with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. Any receivables sold shall bear an interest rate computed as the Wall Street Journal Prime Rate (“Prime Rate”) plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of this agreement. On September 30, 2025, the Company had factored invoices outstanding with Amegy recorded as short-term borrowings in the aggregate amount of $703 on its condensed consolidated balance sheet. As of December 31, 2024, the Company had no factored invoices outstanding with Amegy.

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

Capitalized software development costs related to the implementation of the Company’s ERP system are classified as Intangibles on the Condensed Consolidated Balance Sheets, and costs will be amortized on a straight-line basis over their estimated useful lives and will be included within depreciation and amortization expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2025, capitalized software development costs totaled $212.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Koil Energy for the three and nine months ended September 30, 2025, and 2024. All intercompany transactions and balances have been eliminated.

NOTE 2:	LEASES

The Company leases land, buildings, and certain equipment under non-cancellable operating leases. We lease office, indoor manufacturing, warehouse, and operating space in Houston, Texas and Macaé, Brazil, and lease storage space in Mobile, Alabama to house our 3,400 metric ton and 3,500 metric ton carousel systems. We classify our leases related to certain office furniture and computer equipment as finance leases. The Company elects to apply the short-term lease exception; therefore, the Company will not record an right of use (“ROU”) asset or corresponding lease liability for leases with an initial term of twelve months or less that is not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Company elects to apply the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

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

As of September 30, 2025, the Company does not have any subleases.

The following tables present information about our operating and finance leases:

	Classification	September 30, 2025	December 31, 2024
Assets
Operating	Right-of-use operating lease assets	$6,000	$5,383
Finance	Right-of-use finance lease assets	58	29
Total lease assets		$6,058	$5,412

Liabilities
Current
Operating	Current operating lease liabilities	$887	$537
Finance	Current finance lease liabilities	20	12

Non-current
Operating	Operating lease liability, long-term	5,914	5,600
Finance	Finance lease liability, long-term	31	12
Total lease liabilities		$6,852	$6,161

The components of our lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2025	2024	2025	2024
Finance lease costs
Amortization of ROU assets	Selling, general and administrative	$3	$22	$9	$66
Interest on lease liabilities	Other (income) expense, net	1	1	2	4
Operating lease expense	Cost of sales	285	189	794	567
Operating lease expense	Selling, general and administrative	54	55	163	164
Short term lease expense	Cost of sales	253	122	535	280
Total lease expense		$596	$389	$1,503	$1,081

The lease term and discount rate for our operating and finance leases were as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease terms (years)
Operating leases	6.5	8.7
Finance leases	4.0	1.7

Weighted-average discount rates
Operating leases	7.41%	7.97%
Finance leases	4.48%	7.44%

Present value of lease liabilities:

	Operating Leases	Finance Leases
October 1, 2025 - September 30, 2026	$1,363	$22
October 1, 2026 - September 30, 2027	1,384	9
October 1, 2027 - September 30, 2028	1,381	9
October 1, 2028 - September 30, 2029	1,177	9
Thereafter	3,383	6
Total lease payments	8,688	55
Less: Interest	(1,887)	(4)
Present value of lease liabilities	$6,801	$51

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Fixed Price Contracts	$3,729	$3,233	$9,310	$11,922
Service Contracts	2,638	1,990	7,489	4,871
Total	$6,367	$5,223	$16,799	$16,793

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. As of September 30, 2025, and December 31, 2024, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	September 30, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$5,043	$4,281
Estimated earnings on uncompleted contracts	4,894	4,925
Estimated loss on uncompleted contracts	–	(100)
	9,937	9,106
Less: Billings to date on uncompleted contracts	(8,713)	(6,682)
	$1,224	$2,424

Contract assets, contract liabilities, and deferred revenue consisted of the following:
Contract assets	$1,714	$3,080
Contract liabilities	(415)	(542)
Deferred Revenue	(75)	(114)
	$1,224	$2,424

The contract asset and liability balances as of September 30, 2025, and December 31, 2024, consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

PP&E consisted of the following:

			Range of
	September 30, 2025	December 31, 2024	Asset Lives
Leasehold improvements	$2,384	$2,316	lease term
Equipment	6,433	5,790	2 - 30 years
Furniture, computers and office equipment	74	30	2 - 8 years
Construction in progress	397	253
Total property, plant and equipment	9,288	8,389
Less: Accumulated depreciation and amortization	(5,857)	(5,598)
Property, plant and equipment, net	$3,431	$2,791

Depreciation expense for the three months ended September 30, 2025, and 2024 was $141 and $129, respectively. Depreciation expense for the nine months ended September 30, 2025, and 2024 was $412 and $394, respectively

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company recognized a total of $92 and $241 of share-based compensation expense, respectively. During the three and nine months ended September 30, 2024, the Company recognized a total of $23 and $76 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested stock options was $365 and $157 on September 30, 2025, and December 31, 2024, respectively. The unamortized estimated fair value of nonvested restricted stock was $311 and $122 on September 30, 2025, and December 31, 2024, respectively.

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

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. As of September 30, 2025, and December 31, 2024, management has recorded a full deferred tax asset valuation allowance.

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

The matter was settled in June 2025 for $590. The Company had previously recorded a liability of $923 and therefore recognized a gain of $333 upon resolution of the lawsuit. This gain is recorded in the unaudited condensed consolidated statements of operations under Other (income), net. Payment terms for the settlement included the forfeiture of a $90 deposit, a $200 payment on July 1, 2025, and six monthly payments of $50 each commencing August 1, 2025.

OMSi Lawsuit

In December 2024, the Company completed work under purchase orders with OMS International Limited (OMSi), a UK-based subsea engineering firm. The Company successfully completed the project in March 2025 and issued invoices totaling $569. OMSi has not remitted payment on the outstanding invoices and has not responded to the Company’s repeated requests for payment.

On September 29, 2025, the Company filed a civil action against OMSi in the United States District Court for the Southern District of Texas seeking to recover the unpaid amounts. OMSi has not yet filed a response. For the quarter ending September 30, 2025, the Company recorded a reserve of $569 in Allowance for Credit Losses. The Company intends to pursue full recovery and will adjust the reserve as new information becomes available.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding - basic	12,169	12,199	12,115	12,119
Dilutive effect of common stock equivalents	–	210	–	116
Weighted average common shares outstanding - diluted	12,169	12,409	12,115	12,235

NOTE 10:	EMPLOYEE RETENTION CREDIT

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020. and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. Since there are no generally accepted accounting principles for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. The Company accounted for the employee retention credit by analogy to International Accounting Standards (“IAS”) 20, “Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS).”

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

The receivables sold shall bear interest at a rate equal to the Prime Rate plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of the Factoring Agreement. On September 30, 2025, the company had factored invoices outstanding with Amegy recorded as short-term borrowings in the aggregate amount of $703 on its condensed consolidated balance sheet. As of December 31, 2024, the Company had no factored invoices outstanding with Amegy.

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

Total operating expenses are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$6,367	$5,223	$16,799	$16,793
Share-based compensation and other personnel costs	2,910	2,191	7,756	5,985
Materials	1,084	788	2,271	2,940
Depreciation and amortization	146	144	449	437
Other cost of sales and selling, general and administrative expenses	2,689	1,622	7,073	5,406
Income tax expense	8	2	23	7
Interest and other (income) expense	(57)	(47)	(391)	(65)
Net income (loss)	$(413)	$523	$(381)	$2,083

The CODM regularly reviews asset information by consolidated assets since we only have one reportable segment.

NOTE 13:	NOTES PAYABLE

On May 22, 2025, the Company financed the purchase of a forklift for $137 with a finance charge of $12. The financing arrangement is scheduled to mature on May 23, 2030, and is payable in monthly installments over a 60-month term. Monthly payments are initially set at approximately $3 for the first six months of the agreement with a balloon payment in December 2025 of $95. Thereafter monthly payments are $1 per month through maturity.

The note is secured by the forklift and is recorded as part of the unaudited condensed consolidated balance sheets. As of September 30, 2025, the outstanding principal balance equaled $128. The note is not subject to restrictive covenants beyond customary terms. The liability is classified in current and long-term notes payable.

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

Global energy demand continues to rise. Meeting this demand requires incremental oil and natural gas production alongside growth in renewable energy sources. Years of underinvestment in offshore exploration and development are now fueling a resurgence in subsea activity. Deepwater fields naturally decline at an average rate of 7% per year per IHS, underscoring the urgency for new development just to maintain current output. From our perspective, we are seeing global operators allocate more capital toward deepwater and ultra-deepwater developments, particularly in Brazil, the US. and West Africa.

There are three primary methods to maintain or expand subsea production:

(1)	Long-cycle greenfield development projects;
(2)	Subsea tie-back projects that connect new wells to existing infrastructure; and
(3)	Maintenance and life-extension activities, including upgrades and decommissioning of aging equipment and systems

Koil Energy provides products and services across all three areas, with a particular focus on subsea tie-back projects.

Subsea tie-back development continues to gain momentum as a preferred approach among offshore operators. These projects allow operators to access nearby reservoirs, utilize available topside capacity, and leverage existing subsea infrastructure. In mature basins, tie-back strategies have been employed for decades. In emerging regions, operators are increasingly adopting this approach to accelerate first hydrocarbon production and enhance project returns.

A key advantage of subsea tie-back developments is the potential for shorter payback periods than traditional greenfield projects. Leveraging existing assets, these projects frequently have the potential to achieve first oil within two years of final investment decision. However, success hinges on meticulous planning and swift execution. Integrating new equipment into an aging infrastructure presents both technical challenges and opportunities, making adaptability and foresight essential. Proven, practical design, backed by a deep team experienced in subsea installation and commissioning, plays a critical role in ensuring reliability and staying on schedule.

Order intake for subsea tie-back and maintenance projects has increased significantly since the beginning of the year. During this period, we have made a deliberate investment in expanding our team to support our long-term growth strategy. We remain disciplined in balancing profitability with investment and are confident that our expanded capabilities position us well to execute on our growing backlog.

We remain focused on our strategic objective of becoming the leading provider of integrated subsea distribution systems.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Revenues	$6,367	$5,223	$1,144	22%

The 22% increase in revenues was primarily driven by both growth in fixed price contract sales for the manufacture of flying leads and hydraulic distribution manifolds and by an increase in the sales and delivery of service contract work when compared to revenues for the three months ended September 30, 2024.

Cost of Sales

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Cost of sales	$4,315	$3,159	$1,156	37%
Gross profit	$2,052	$2,064	$(12)	(1)%
Gross profit %	32%	40%	–	(8)%

The decline in gross profit was driven by a lower-margin product mix and an increase in direct overhead costs including employee benefits and rent expense for the Brazilian office when compared to the three months ended September 30, 2024.

The Company records depreciation expense related to revenue-generating PP&E as cost of sales, which totaled $124 and $115 for the three months ended September 30, 2025, and 2024, respectively.

Selling, general and administrative expenses

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Selling, general & administrative	$2,514	$1,586	$928	59%
Selling, general & administrative as a % of revenue	39%	30%	–	9%

The increase in selling, general, and administrative expenses (“SG&A”) was due to bad debt expense from the write-off of the OMSi receivable, higher administrative payroll due to increased hiring of key business support functions, and legal fees related to patents, master service agreements, and general corporate needs.

The Company records depreciation and amortization expense related to administrative PP&E and intellectual property as SG&A, which totaled $22 and $29 for the three months ended September 30, 2025, and 2024, respectively.

Other (income) expense, net

	Three Months Ended September 30,		(Increase) Decrease
	2025	2024	$	%
Other (income), net	$(57)	$(30)	$(27)	Nm
Other (income), net as a % of revenue	1%	1%	–	–

The increase in other (income), net was driven by an additional $83 gain recognized from the successful resolution of the WW Champion lawsuit.

Adjusted EBITDA

Management evaluates Company performance based on a measure that is not in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), which consists of earnings (net income or loss) available to common stockholders before net interest income, income taxes, depreciation and amortization, non-cash share-based compensation expense, non-cash impairments, non-cash gains or losses on the sale of PP&E, other non-cash items and one-time charges (“Adjusted EBITDA”). This measure may not be comparable to similarly titled measures employed by other companies. The measure should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing, or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Adjusted EBITDA calculation, however, are derived from amounts included in the accompanying unaudited condensed consolidated statements of operations.

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

The following is a reconciliation of net income to Adjusted EBITDA for the three months ended September 30, 2025, and 2024:

	Three Months Ended
	September 30,
	2025	2024
Net income (loss)	$(413)	$523

(Deduct) Add: Interest (income) expense, net	–	(17)
Add: Income tax expense	8	2
Add: Depreciation and amortization	146	144
Add: Share-based compensation	92	23
Add: Loss (Gain) on litigation settlement	(84)	–

Adjusted EBITDA (loss)	$(251)	$675

The $920 decrease in Adjusted EBITDA was primarily driven by the write-off of the OMSi contract and higher direct and administrative overhead during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Revenues

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Revenues	$16,799	$16,793	$6	0%

Revenues in the first nine months of 2025 were unchanged compared to the first nine months of 2024. An uptick in third quarter revenue was offset by a slow start of the first half of the year. Revenue from services contract work equaled 45% of revenue compared to 29% of revenues for the nine months ended September 30, 2024.

Cost of Sales

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Cost of sales	$11,341	$10,449	$892	9%
Gross profit	$5,458	$6,344	$(886)	(14)%
Gross profit %	32%	38%	–	(6)%

The decline in gross profit was primarily driven by a product mix that included more lower-margin service contract work and an increase in direct overhead costs including employee benefits and Brazil office rent expenses when compared to the nine months ended September 30, 2024.

The Company records depreciation expense related to revenue-generating PP&E as cost of sales, which totaled $368 and $354 for the nine months ended September 30, 2025, and 2024, respectively.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Selling, general & administrative	$6,220	$4,316	$1,904	44%
Selling, general & administrative as a % of revenue	37%	26%	–	11%

The increase in SG&A was primarily due to bad debt expense from the write-off of the OMSi receivable, higher administrative payroll due to increased hiring of key business support functions, greater spending on industry conferences, legal fees related to the settlement of a lawsuit and general corporate needs, and expenses for outside consultants to strengthen and restructure administrative functions.

The Company records depreciation and amortization expense related to administrative PP&E and intellectual property as SG&A, which totaled $81 and $83 for the nine months ended September 30, 2025, and 2024, respectively.

Other (income) expense, net

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$	%
Other (income), net	$(375)	$(35)	$(340)	Nm
Other (income), net as a % of revenue	2%	0%	–	0%

The increase in other (income), net was driven by a $333 gain upon the successful resolution of the WW Champion lawsuit. In addition, the Company received a $34 dividend from its insurance company and a $42 Employee Retention Tax Credit from the federal government.

Adjusted EBITDA

The following is a reconciliation of net income to Adjusted EBITDA for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Net income (loss)	$(381)	$2,083

Add (Deduct): Interest (income) expense, net	(16)	(30)
Add: Income tax expense	22	7
Add: Depreciation and amortization	449	437
Add: Share-based compensation	241	76
Add (Deduct): Loss (gain) on sale of asset	(12)	3
Add: Loss (Gain) on Litigation Settlement	(333)	–
Add: Restructuring costs	279	–

Adjusted EBITDA	$249	$2,576

The $2,327 decrease in Adjusted EBITDA was driven by an increase in bad debt expense, a project mix containing lower gross margin contracts, increased employee benefit costs, investment in building our Brazil operations, and expenses for outside consultants to strengthen and restructure administrative functions during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

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

The Company believes it will have adequate liquidity to meet its future operating requirements. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. In 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. On September 30, 2025, the Company had factored invoices outstanding with Amegy recorded as short-term borrowings in the aggregate amount of $703 on its condensed consolidated balance sheet. As of December 31, 2024, the Company had no factored invoices outstanding with Amegy.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the nine months ended September 30, 2025, the Company reported a $1,474 decrease in cash. The Company used $1,038 of net cash in operating activities, primarily driven by net changes in operating assets and liabilities of $1,962. This was partially offset by net income and other adjustments of $925 to reconcile net income to net cash used in operating activities, which mainly includes items such as bad debt expense, share-based compensation, and depreciation and amortization. The Company used $1,152 of net cash for investing activities, primarily to fund capital expenditures. The Company also generated $715 of net cash from financing activities including $703 from short-term borrowings.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates used in the financial statements relate to revenue recognition where the Company measures progress towards completion on a cost-to-cost basis for fixed-price contracts, the allowance for credit losses, and the valuation allowance for deferred income tax assets. These estimates require judgments, which are based on historical experience and on various other assumptions, as well as specific circumstances. Estimates may change as new events occur, additional information becomes available or operating environments change.

Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

Refer to Note 1 in Part II. Item 8. “Financial Statements and Supplemental Data,” in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of recently issued accounting standards.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the nine months ended September 30, 2025.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOIL ENERGY SOLUTIONS, INC.

November 14, 2025	/s/ Erik Wiik
Date	Erik Wiik
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2025	/s/ Kurt Keller
Date	Kurt Keller
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

31.1*	Certification of Erik Wiik, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Kurt Keller, Chief Financial Officer, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Statement of Erik Wiik, President and Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Statement of Kurt Keller, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

