Form 10-K
period 2025-12-31
Koil Energy Solutions, Inc.
filed 2026-03-31
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $14,245,200.72.

As of March 27, 2026, the registrant had 12,188,202 outstanding shares of common stock, par value $0.001 per share.

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

The Statements contained in this Report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Statements contained herein are based on current expectations that involve a number of risks and uncertainties. These Statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, “intend”, “plan”, “could”, “is likely”, or “anticipates”, or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We caution readers that these Statements are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other Statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by us, may not be realized. Because of the number and range of assumptions underlying our projections and Statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Report. These Statements are based on current expectations, and we assume no obligation to update this information. Therefore, our actual experience and the results achieved during the period covered by any projections or Statements may differ substantially from those projected. Consequently, the inclusion of projections and other Statements should not be regarded as a representation by us or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the Statements contained herein will prove to be accurate.

The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers, and backlog;

•	The volatility of oil and natural gas prices;

•	Our use of percentage-of-completion accounting could result in volatility in our results of operations;

•	A portion of our contracts may contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

•	Our operations could be adversely impacted by the continuing effects of government regulations including evolving impacts from implementation of new tariffs and potential retaliatory measures;

•	International and political events may adversely affect our operations;

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

•	The departure of key personnel could disrupt our business;

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

•	More sophisticated and targeted cyber-attacks and other security incidents pose risk to our systems, data and business, and our relationships with customers and other third parties;

•	Unfavorable legal outcomes could have a negative impact on our business; and

•	Impact of global health crises, including epidemics and pandemics.

ii

PART I

ITEM 1.	Business

General

Koil Energy Solutions, Inc., a Nevada corporation (the “Company”, “Koil Energy”, “we”, “our” and “us”), is an energy services company that provides equipment and support services to the world’s energy and offshore industries. Primary operations are conducted under Koil Energy Solutions, Inc., a Delaware corporation (“Koil Energy Delaware”) and Koil Energy Solutions Brazil Ltda., a Brazilian limited liability company (“Koil Energy Brazil”), which are wholly owned subsidiaries of the Company.

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

For the years ended December 31, 2025, and 2024, the Company’s operations were organized as one reportable operating segment.

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

Project Management and Engineering. Koil Energy’s project managers and engineers have extensive experience and knowledge to support customers both onshore and offshore. Particularly, the Company specializes in the design and engineering of steel tube flying leads, umbilicals, flexible and rigid risers, flowlines, and jumpers. Koil Energy’s comprehensive subsea engineering services oversee all project requirements from conception to final commissioning, including offshore participation during installation to ensure proper execution and safe completion of projects.

Spooling Services. Koil Energy’s engineering teams provide the planning, supervision, specialized equipment, and coordination with offshore installation personnel for a customer’s pull-in and spooling needs. The Company has the ability to manage every stage of the process from terminations, spooling operations, installation, testing, monitoring, and pull-in for umbilicals and flying leads.

Testing and Commissioning Services. The Company can perform all aspects of testing related to connecting the umbilical termination assemblies, performing installations, and completing the commissioning of the system thereafter. This includes initial factory acceptance testing, extended factory acceptance testing, system integration testing, and offshore installation and commissioning services. The Company also offers a variety of pumping systems to meet industry needs and offers maximum flexibility to ensure a safe and efficient commissioning program.

Storage Management. Koil Energy’s facility in Houston, Texas, offers high quality warehousing and workshop capacity, external storage, and a strategic location near customers and key suppliers. Among other capabilities, the Company provides long-term specialized contract warehousing, long and short-term storage, material handling equipment, integrated inventory management, packing, and labeling.

Equipment Refurbishment and Intervention Services. The Company provides refurbishment and repurposing of recovered subsea equipment and associated support services for offshore interventions. As an emergency or intervention need arises, the stored asset is engineered, reconfigured, and tested per customer specifications. Additionally, Koil Energy has developed a suite of proprietary equipment and tools available to address the critical offshore needs of its customers and minimize production disruptions due to unplanned events. A Koil Energy service technician is then deployed with the equipment to support the offshore campaign.

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

Flying Leads. Koil Energy designs, manufactures, and installs flying leads, particularly steel tube flying leads. Flying leads are umbilical jumpers with a termination plate at either end that support the transmission of hydraulic fluid and/or chemicals between the subsea equipment. The Company’s flagship product, the Loose Steel Tube Flying Lead (“LSFL®”), was developed to eliminate the residual memory left in traditional flying leads due to the bundling process. The loose lay of the tubes is more compliant, allowing the bundle to lay flat on the sea floor and follow the prescribed lay path precisely. Koil Energy employs its Moray® termination system at each end of the LSFL®. The Moray® termination is a lightweight, high-strength, configurable, and field serviceable framework used to connect any commercially available multi-quick connect plate to the LSFL® bundle.  The Moray® termination assembly offers several cost and time saving benefits over traditional competitive solutions that allow the Company to lower the total installed cost of customer projects.

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

Installation Aids. The Company has developed an extensive array of installation aids, including flying lead installation systems, tensioners, lay chutes, buoyancy modules, clump weights, mud mats, pumping and testing skids, control booths, fluid drum carriers, under-rollers, 200 ton, 400 ton, 3,400 ton, and 3,500 ton carousels, running and parking deployment frames, termination shelters, pipe straighteners, Subsea Deployment Basket® systems, Horizontal Drive Units, and Rapid Deployment Cartridges.

Manufacturing

Koil Energy’s facilities located in Houston, Texas, are integral to our operations, serving as the backbone of our manufacturing process. Strategically organized and equipped, these spaces efficiently facilitate fabrication, manufacturing, assembly, and testing of our products. Within our well-structured environment, our skilled teams harness their expertise alongside machinery and tools, ensuring precise execution at every stage. We also have a significant footprint dedicated to our clean, stainless-steel welding and tube bending environment, which is separated from all carbon steel fabrication.

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

Koil Energy is not dependent on a single customer, but our two largest customers together accounted for approximately 40% of revenue in 2025. The amount and variety of our products and services required in a given period by a customer can depend upon the customer’s capital expenditure budget as well as the results of competitive bids. Consequently, a customer may account for a material portion of revenues in one period and may represent an immaterial portion of revenues in a subsequent period. While we are not dependent on any one customer or group of customers, the loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on the results of our operations and cash flows.

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

Competition

The principal competitive factors in the offshore drilling, development and production, and maritime equipment markets are quality, reliability, and reputation of the product, price, technology, and timely delivery. We face significant competition from other manufacturers of exploration, production, and maritime equipment. Several of our primary competitors are diversified multinational companies with substantially larger operating staffs and greater capital resources and have a longer history in manufacturing these types of equipment.

Employees

At December 31, 2025, we had a total of 68 employees, with only one being part-time. We also work with a pool of independent contractors who enable us to scale our operations at short notice, as business needs demand. Our employees are not covered by collective bargaining agreements, and we generally consider our employee relations to be good. Our operations depend in part on our ability to attract a skilled labor force. While we believe that our wage rates are competitive and that our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or increases in the wage rates that we pay, or both.

Governmental Regulations

A significant portion of our business activities are subject to federal, state, local and foreign laws and regulations. The technical requirements of these laws and regulations are becoming increasingly expensive, complex, and stringent. These regulations are administered by various federal, state, and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor and the U.S. Environmental Protection Agency. From time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws will require us to make material additional expenditures.

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

Intellectual Property

We own and license various patents, trademarks and other intellectual property rights that support our products and services. While no single intellectual property right is material to our business operations, we believe our intellectual property portfolio as a whole provides meaningful support for our competitive position

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

The Company integrates cybersecurity risk management into its broader risk management framework to promote a company-wide culture of cyber risk awareness. The head of our IT department continuously evaluates and addresses cyber risks in alignment with business objectives, operational needs, and industry-accepted standards, such as the National Institute of Standards and Technology (“NIST”).

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

Cybersecurity Governance

Internal Cybersecurity Team

Our internal cybersecurity team, led by our IT Manager, is responsible for implementing, monitoring, and maintaining cybersecurity and data protection practices across the Company. Our IT Manager has over 15 years in cybersecurity work experience and managing all levels of the Company’s on-premises and cloud infrastructure.

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

Our operating facility is located at 1310 Rankin Road, Houston, Texas 77073 (“Rankin Rd.”) and includes approximately 101,000 square feet of office, manufacturing, and storage space. The term of the lease is for ten years, which commenced on August 1, 2022, at a base rate of $78,000 per month with a 2% increase each subsequent year. Koil Energy uses the facility as its primary base of operations, which includes the fabrication of custom engineered products as well as other subsea equipment for both oil and gas and renewable energy applications.

In February 2025, Koil Energy opened a location in Macaé, Brazil. The 180,000 square foot facility includes a 27,000 square foot workshop for manufacturing. The facility is leased under a four-year agreement that commenced February 1, 2025, at a base rate of R$140,000 per month (approximately $25,000 per month at current exchange rates). The Brazil facility is primarily focused on engineering, manufacturing, and testing for cable management, umbilicals, and flexible pipes in the Campos Basin.

We also lease, on a month-to-month basis, approximately 19,000 square feet of storage space in Mobile, Alabama to house our 3,400 metric ton and 3,500 metric ton carousel systems for $11,000 per month.

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

WW Champion Developments Lawsuit

The Company was previously involved in a legal dispute with its former landlord, WW Champion Developments, Inc. ("WW Champion”). On September 23, 2024, WW Champion filed a lawsuit against the Company alleging breach of contract and seeking money damages of $1,229,000 in the 281st District Court of Harris County in an action styled WW Champion Developments, Inc. vs. Koil Energy Solutions, Inc., Cause Number 2024-65006. WW Champion alleged that Koil Energy breached a lease agreement between the parties by abandoning the premises, failing to maintain proper fire prevention measures, and failing to pay its remaining rental payments.

The matter was settled in June 2025 for $590,000. The Company had previously recorded a liability of $923,000 and therefore recognized a gain of $333,000 upon resolution of the lawsuit. This gain is recorded in the consolidated statements of operations under Other (income), net. Payment terms for the settlement included the forfeiture of a $90,000 deposit, a $200,000 payment on July 1, 2025, and six monthly payments of $50,000 each commencing August 1, 2025. As of January 2026, all such amounts were fully paid.

OMSi Lawsuit

In December 2024, the Company completed work under purchase orders with OMS International Limited (OMSi), a UK-based subsea engineering firm. The Company successfully completed the project in March 2025 and issued invoices totaling $569,000. OMSi has not remitted payment on the outstanding invoices and has not responded to the Company’s repeated requests for payment.

On September 29, 2025, the Company filed a civil action against OMSi in the United States District Court for the Southern District of Texas seeking to recover the unpaid amounts. For the quarter ending September 30, 2025, the Company recorded a reserve of $569,000 in Allowance for Credit Losses. Koil received a judgment against OMSi in January 2026 in the amount of approximately $575,000 and intends to pursue full recovery and will adjust the reserve as new information becomes available.

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

Stockholders of Record

As of December 31, 2025, there were approximately 1,075 holders of record of our common stock. All common stock held in street names are recorded in the Company’s stock register as being held by one stockholder.

Dividend Policy

To date, we have not paid any cash dividends and our present policy is to retain earnings for working capital for the growth of our operations.

Securities Authorized for Issuance Under Equity Compensation Plans

STOCK OPTIONS ISSUED

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	1,110,000	$0.99	–

RESTRICTED STOCK AWARDS ISSUED

Plan category	Number of securities to be issued upon vesting of outstanding RSAs	Weighted-average Grant Date Fair Value	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	375,000	$1.02	–

ITEM 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Global energy demand continues to rise. Meeting this demand requires incremental oil and natural gas production alongside growth in renewable energy sources. Years of underinvestment in offshore exploration and development are now fueling a resurgence in subsea activity. According to IHS Markit Ltd,, deepwater fields naturally decline at an average rate of 7% per year, underscoring the urgency for new development just to maintain current output. From our perspective, we are seeing global operators allocate more capital toward deepwater and ultra-deepwater developments, particularly in Brazil, the U.S., and West Africa.

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

Bidding activity and order intake for subsea tie-back and maintenance projects continued to increase throughout the year. During this period, we have continued to invest in new talent and additional assets to support our long-term growth strategy. We remain disciplined in balancing profitability with investment and are confident that our expanded capabilities position us well to execute on our backlog.

We remain focused on our strategic objective of becoming the leading provider of integrated subsea distribution systems and services globally. One indication of subsea activity is the number of subsea trees awarded and later installed. For both green fields and brown fields, industry analysts, such as Westwood Global Energy Group on March 6, 2026, reported an expected increase from 247 subsea tree awards in 2025 to 296 awards in 2026, a 20% increase. Our product sales tend to correlate with subsea tree awards, as we supply the controls infrastructure linking subsea trees to the topside production facility. The analyst also expects subsea tree installation activity, closely correlated with our service activity, to increase by approximately 8%, even when compared against last year’s elevated installation levels.

Results of Operations

Revenues

	Year Ended December 31,		Increase (Decrease)
	2025	2024	$	%
Revenues	$24,051	$22,734	$1,317	6%

Compared to 2024, our revenue increased 6% in 2025. While product revenue saw a slight decrease as several large, product-heavy contracts did not ramp until late in the year, service revenue had an exceptional year, increasing 45% compared to 2024. This increase in service revenue included installation support and pre-commissioning of umbilicals and distribution systems for both oil & gas and offshore wind projects.

Cost of sales and Gross profit

	Year Ended December 31,		Increase (Decrease)
	2025	2024	$	%
Cost of sales	$16,094	$13,985	$2,109	15%
Gross profit	$7,957	$8,749	$(792)	(9%	)
Gross profit %	33%	38%	–	(5%	)

The decrease in gross profit was primarily driven by underutilization of personnel during the first half of the year. The Cost of sales increase was primarily driven by a $1,350 increase in personnel cost associated with higher direct head count and additional rent expense of $280 associated with the new Brazil office lease.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $504 and $459 for the years ended December 31, 2025, and 2024, respectively.

Selling, general and administrative expenses

	Year Ended December 31,		Increase (Decrease)
	2025	2024	$	%
Selling, general & administrative	$8,326	$6,192	$2,134	34%
Selling, general & administrative as a % of revenue	35%	27%	–	8%

The increase in selling, general, and administrative expenses (“SG&A”) was driven by increased head count and employee benefits of $609, the reserve made against our receivable for $569, and legal expense increases of approximately $350 associated with patents and contractual agreements.

The Company records depreciation and amortization expense related to administrative property, plant and equipment, capitalized software and intellectual property as SG&A, which totaled $86 and $112 for the years ended December 31, 2025, and 2024, respectively.

Interest expense (income), net

Net interest income for the year ended December 31, 2025, was $6 compared to net interest income of $47 for the year ended December 31, 2024. The decrease of $41 is mainly due to increased invoice factoring expense to meet short-term liquidity requirements, which partially offset interest income.

Other income, net

The Company recorded other income, net of $386 and $33 for the years ended December 31, 2025, and December 31, 2024, respectively, which increase primarily consisted of a $333 gain recognized in 2025 related to the settlement of the WW Champion lawsuit.

Gain/loss on sale of assets

The Company recorded gain of $12 and a loss of $1 related to equipment sold by the Company during the years ended December 31, 2025, and December 31, 2024, respectively.

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

The following is a reconciliation of net income (loss) to Modified EBITDA for the years ended December 31, 2025, and 2024:

	Years Ended December 31,
	2025	2024
Net (loss) income	$(38)	$2,620
Deduct: Interest income , net	(6)	(47)
Add: Income tax expense	73	16
Add: Depreciation and amortization	590	571
Add: Share-based compensation	375	376
Add: Loss (Gain) on Litigation Settlement	(333)	–
Add: Restructuring	280	–
Add: Severance	41	–
Deduct: Gain (loss) on sale of asset	(12)	1
Modified EBITDA	$970	$3,537

The $2,567 decrease in Modified EBITDA primarily resulted from increased SG&A expenses from growth initiatives which include patent legal expenses, sales and bidding costs, expenses associated with establishing the Brazil office, and expenses for outside consultants to strengthen and restructure administrative functions during the year ended December 31, 2025. Severance expense was associated with organizational changes to strengthen the accounting function. The decrease also included a $569 receivable that a reserve was made for in 2025.

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

The Company believes it will have adequate liquidity to meet its future operating requirements. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. On May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. At December 31, 2025, and 2024, respectively, the Company had $541 and no outstanding sales of accounts receivable to Amegy, respectively.

The principal liquidity needs of the Company are to fund ongoing operations, working capital, and capital expenditures. During the year ended December 31, 2025, the Company reported a $1,887 decrease in cash. The Company consumed $901 of net cash in operating activities, primarily driven by increased working capital to support customer contracts and vendor obligations of $2,436 partially offset by non-cash items including $375 of share-based compensation, $590 for depreciation and amortization, and $569 of credit loss expense. Net cash used in investing activities was $1,533, including $1,282 for new equipment and the overhaul of existing fixed assets and $263 for capitalized software development costs. Net cash provided by financing activities was $562, primarily related to short-term borrowings under the Amegy factoring facility.

The Company maintains a positive outlook on customer inquiries and views this as an opportunity to capitalize on its product, service, and rental offerings to address the subsea distribution and cable management needs of its customers. The reasons for this expected increase are set forth in the “Industry and Executive Outlook” section above. As such, the Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of Property, Plant and Equipment (“PP&E”). Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty and preserve liquidity, the Company will concentrate capital investments on key growth needs and pursue opportunistic cost containment initiatives, which can include workforce alignment, restricting overhead spending and limiting research and development efforts to only critical items.

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

During the years ended December 31, 2025 and December 31, 2024, the Company conducted assessments of whether impairment indicators were present that indicate the carrying amount of its long-lived asset group might not be recoverable and determined that no such events or changes in circumstances were present.

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

Service Contracts

We recognize revenue for service contracts over time when labor, equipment rental, and other associated costs are incurred, which we believe best depicts the transfer of services to the customer. Control transfers as services are performed on a daily basis. Services are typically billed monthly. Payment terms are generally 30 days from invoice receipt but may extend to 45, 60, or 90 days depending on the customer.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year, thus complete collection of amounts related to these contracts may extend beyond one year, though such long-term contracts include contractual milestone billings as discussed above. For the years ended December 31, 2025, and 2024, there were no contracts with terms that extended beyond one year.

Allowance for Credit Losses

The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due. We monitor our customers’ payment history and current creditworthiness, if needed, to determine that collectability is reasonably assured. We provide an allowance for credit losses based upon a review of each accounts receivable balance with respect to a customer’s ability to make payments. We also evaluate historical loss rates as well as consider forward-looking factors specific to the customers, the overall economic environment, and management expectations to determine expected losses. When certain accounts are determined to require an allowance, they are expensed by a provision for credit losses in that period. On December 31, 2025, and 2024, we estimated the allowance for credit losses requirement to be $569 and $0 respectively. Credit loss expense totaled $569 and $0 for the year ended December 31, 2025, and 2024, respectively. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.

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

Remediation Activities Related to Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, during the audit of the financial statements for the year ended December 31, 2024, the independent auditors identified material weaknesses in internal control over financial reporting related to the accounting for share-based payments. The material weaknesses were attributed to deficiencies in certain components of the COSO Internal Control Integrated Framework, including the control environment, risk assessment, and monitoring activities, particularly as they related to technical expertise, evaluation of changes impacting equity compensation, and the performance of ongoing control evaluations. At that time, management outlined a remediation plan focused on enhancing technical expertise, strengthening management review controls, and improving monitoring activities within the equity compensation process.

During 2025, management implemented a remediation plan for the material weakness. Actions taken included engaging external accounting expertise to assist with the evaluation and redesign of equity compensation processes and related control activities, implementing a standardized stock compensation calculation and tracking framework with formal management review procedures, and providing targeted technical training to internal personnel. In addition, management strengthened the finance function through the appointment of a new Chief Financial Officer, added internal accounting resources, and implemented a more robust enterprise resource planning (ERP) system to support financial reporting processes and ongoing monitoring activities.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Current Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officer as of December 31, 2025:

Name	Age	Position Held with Koil Energy
Erik Wiik	62	President, Chief Executive Officer, and Director
Mark Carden	67	Chairman of the Board of Directors
David J. Douglas	62	Director
Neal I. Goldman	81	Director
Mads Andersen	60	Director

Biographical information regarding each of these directors and executive officer is as follows. The following paragraphs also include specific information about each director’s experience, qualifications, attributes, or skills that led the Board of Directors to the conclusion that the individual should serve on the Board as of the time of this filing, in light of our business and structure:

Erik Wiik, President, Chief Executive Officer, and Director. Mr. Wiik has served as the Company’s Chief Executive Officer since April 2024 and Board Member since March 2024. Mr. Wiik, served as President of ReAdapt Inc., an engineering consultancy firm providing subject matter expertise within subsea technology, from July 2018 through March 2024. From March 2015 to June 2018, he was Group President of CIRCOR Energy, a manufacturer of products for the oil and gas industry. Prior to that, he served in various capacities over 24 years with Aker Solutions, a provider of integrated solutions, products and services to the global energy industry. His most recent position with Aker was as Regional President of North America, and he also served as president of business units within subsea controls and umbilicals, marine contracting, well services, engineering and floating production. Mr. Wiik also served on the Board of Directors of the United States National Ocean Industry Association, Spindletop Charities and the Norwegian American Chamber of Commerce. Mr. Wiik was commissioned as an officer in the Norwegian Navy and has an Engineering degree from Texas A&M University.

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

Mads Andersen, Director. Mr. Andersen joined the board as an independent director effective April 21, 2025. Mr. Andersen has served as the CEO of the Norway-based energy services company Aibel ASA, with 5,000 employees and annual revenues of $1.5 billion. He has more than three decades of experience in the international oil & gas and energy services industry. Mr. Andersen holds a master’s degree in mechanical engineering from the University of Glasgow, Scotland.

Mr. Andersen is qualified to serve as a director based on his significant oil & gas and energy services experience.

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

Based solely on the Company’s review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors and greater-than ten percent beneficial owners during the year ended December 31, 2025, were satisfied.

Item 11.	Executive Compensation

The following table sets forth information concerning total compensation earned in the years ended December 31, 2025, and 2024 by each person serving as our Principal Executive Officer (our “Named Officers”).

Summary Compensation Table for the years ended December 31, 2025, and 2024

Name and Principal Position	Year	Salary	Stock Awards	Incentive Compensation Plan	All Other Compensation (1) (2)	Total
Erik Wiik,	2025	$334,200	$56,102	$–	$51,971	$442,273
President and Chief Executive Officer	2024	$231,250	$46,112	$243,750	$26,727	$547,839
Kurt Keller, Chief Financial Officer	2025	$162,500	$35,130	$–	$33,225	$230,855

(1)	Amounts in 2025 represent:

•	Automobile allowances of $12,000 to Mr. Wiik;
•	Reimbursement of $27,968 to Mr. Wiik for healthcare premiums;
•	401K match of $12,003 to Mr. Wiik;
•	Automobile allowances of $7,846 to Mr. Keller;
•	Reimbursement of $18,817 to Mr. Keller for healthcare premiums; and
•	401K match to Mr. Keller for $6,508.

(2)	Amounts in 2024 represent:

•	Automobile allowances of $8,769 to Mr. Wiik; and
•	Reimbursement of $17,958 to Mr. Wiik for healthcare premiums.

Narrative Disclosure to Summary Compensation Table

On April 1, 2024, the Company entered into an employment agreement with Mr. Wiik (the “CEO Employment Agreement”). Under the terms of the Employment Agreement, Mr. Wiik is entitled to receive an annual base salary (the amount of which is $325,000), subject to annual adjustment by the Company’s Board. Mr. Wiik is also entitled to receive an annual bonus based upon the achievement of financial objectives by the Company, which objectives shall be set by the Board annually. In connection with entering into the CEO Employment Agreement, the Company granted 300,000 shares of restricted stock, and options for 300,000 shares, to Mr. Wiik. Each of the foregoing will vest in three equal installments on the anniversaries of the grant date.

On April 21, 2025, the Company entered into an employment agreement with Mr. Keller (the “CFO Employment Agreement”). Under the terms of the Employment Agreement, Kurt Keller is entitled to receive an annual base salary (the amount of which is $250,000), subject to annual adjustment by the Company’s Board. Mr. Keller is also entitled to receive an annual bonus based upon the achievement of financial objectives by the Company, which objectives shall be set by the Board annually. In connection with entering into the CFO Employment Agreement, the Company granted 80,000 shares of restricted stock, and options for 160,000 shares, to Mr. Keller. Each of the foregoing will vest in three equal installments on the anniversaries of the grant date.

The Company was party to an employment agreement with Mr. Njuguna, pursuant to which Mr. Njuguna received annual cash compensation of $325,000 and certain other compensation. Due to his resignation, the employment agreement with Mr. Njuguna was terminated effective as of March 31, 2024.

Outstanding Equity Awards

The following table summarizes information with respect to unexercised options and unearned stock awards for our Named Officers as of December 31, 2025.

	OPTION AWARDS				STOCK AWARDS
	Number of securities underlying unexercised options
Name	(#) exercisable	(#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Erik Wiik	100,000	200,000	$0.65	3/6/2029	200,000	$462,000	$462,000
Kurt Keller	–	160,000	$1.88	4/19/2030	80,000	184,800	184,800

Benefits payable upon change in control

Mr. Wiik’s and Mr. Keller’s Employment Agreements contain provisions related to a change in control.

In the event of a Change in Control (as defined in the Employment Agreement), the awards and grants to Mr. Wiik and Mr. Keller hence forth noted as (“the officer ”) that are comprised of or based upon equity securities under the Company’s plans, practices, policies and programs will immediately vest.

The Employment Agreement provides that if any payment or distribution to the officers would be subject to any additional tax or excise tax, or any interest or penalties are incurred by the officers with respect to such excise tax, then the officers will be entitled to receive from the Company an additional payment ("Gross-Up Payment”) in an amount such that after payment of all taxes, the officers will retain an amount of the Gross-Up Payment equal to the additional or excise tax imposed upon such payment or distribution.

In the event of termination of Mr. Wiik’s or Mr. Keller’s employment for any reason, they will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the officer is entitled or vested under the terms of all employee benefit and compensation plans, agreements and arrangements in which Mr. Wiik or Mr. Keller is a participant as of the date of termination. In addition, subject to executing a general release in favor of the Company, the officers will be entitled to receive certain severance payments in the event his employment is terminated by the Company "other than for cause” or by the officer with “good reason.” These severance payments include the following:

i.	a lump sum in cash equal to one time the officer’s annual base salary (at the rate in effect on the date of termination);
ii.	a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement; provided, however, that such pro rata portion shall be calculated based on the officer’s annual bonus for the previous fiscal year; provided further that if no previous annual bonus has been paid to the officer, then the lump sum cash payment shall be no less than fifty percent of the officer’s annual base salary; and
iii.	if the officer’s termination occurs prior to the date that is twelve months following a Change in Control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the officer shall immediately vest and become exercisable.
iv.	The officers have agreed, during the term of their employment and for a one-year period after termination, not to engage in Competition (as defined in the Employment Agreement) with the Company, solicit business from any customer or potential customer of the Company, solicit the employment or services of any person employed by or a consultant to the Company on the date of termination or with six months prior thereto, or otherwise knowingly interfere with the business or accounts of the Company or any of its subsidiaries.

The Employment Agreement also provides that the Company, to the extent permitted by applicable law and the by-laws of the Company, will defend, indemnify and hold harmless the officer from any and all claims, demands or causes of action, including reasonable attorneys’ fees and expenses, suffered or incurred by the officer as a result of the assertion or filing of any claim, demand, litigation or other proceedings based upon statements, acts or omissions made by or on behalf of the officer pursuant to the Employment Agreement or in the course and scope of the officer’s employment with the Company. The Company will also maintain and pay all applicable premiums for directors’ and officers’ liability insurance which shall provide full coverage for the defense and indemnification of the officer, to the fullest extent permitted by applicable law.

In connection with entering into the Employment Agreement, the Company granted 300,000 shares of restricted stock, and options for 300,000 shares, to Mr. Wiik. Each of the foregoing will vest in three equal installments on the anniversaries of the grant date.

In connection with entering into the Employment Agreement, the Company granted 80,000 shares of restricted stock, and options for 160,000 shares, to Mr. Keller. Each of the foregoing will vest in three equal installments on the anniversaries of the grant date.

The above description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Annual Report on Form 10-K.

No family relationship exists between Mr. Wiik nor Mr. Mr. Keller and any of the Company’s directors or executive officers. There are no arrangements or understandings between Mr. Wiik nor Mr. Keller and any other person pursuant to which Mr. Wiik or Mr. Keller was selected as an officer of the Company, nor are there any transactions to which the Company is or was a participant and in which Mr. Wiik or Mr. Keller had or will have a direct or indirect material interest subject to disclosure under Item 404(a) of Regulation S-K.

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

The Company uses a combination of cash and equity-based compensation, in the form of restricted stock or stock options, to attract and retain qualified candidates to serve on the Board. We believe our compensation arrangement for Independent Directors is comparable to the standards of peer companies within our industry and geographical location.

The following table provides certain information with respect to the 2025 compensation awarded or earned by our Independent Directors who served in such a capacity during the year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	Option Awards ($) (1) (2)	Total ($)
Mark Carden	10,000	11,671	$28,268	$49,939
David J. Douglas	10,000	11,671	$28,268	$49,939
Neal I. Goldman	10,000	11,671	$28,268	$49,939
Mads Andersen	10,000	11,671	$19,628	$41,299

(1)	On August 26, 2024, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $1.28 per share. Fair value of these stock options was $0.99 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2024, November 30, 2024, February 28, 2025, and May 31, 2025.
(2)	On August 11, 2025, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $1.26 per share. Fair value of these stock options was $0.81 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2025, November 30, 2025, February 28, 2026, and May 31, 2026.
(3)	On August 11, 2025, the directors received restricted stock awards in the amount of 23,810 shares. These shares vest one year from the grant date.

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and does not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is certain information with respect to beneficial ownership of Common Stock as of March 27, 2026, except as otherwise noted below, by (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock; (ii) each Director as of such date; (iii) our “Named Officers” (as determined under Item 402(m) of Regulation S-K); and (iv) all directors and executive officers of Koil Energy as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

Name	Number of Shares of Common Stock Beneficially Owned		Number of Shares That May Be Acquired By Options Exercisable Within 60 Days	Total	Percent of Outstanding Common Stock (1)

Intelligent Fanatics Capital Management LLC	1,548,970	(5)	–	1,548,970	12.5%
Ronald E. Smith	1,407,033	(2)	–	1,407,033	11.4%
Galloway Capital Partners, LLC	985,651	(3)	–	985,651	8.0%
Aegis Financial Corporation	813,000	(4)	–	813,000	6.6%

Directors and Executive Officers:
David J. Douglas	1,534,091	(6)	237,500	1,771,591	14.0%
Neal I. Goldman	700,000	(7)	87,500	787,500	6.3%
Erik Wiik	–		200,000	200,000	1.6%
Kurt Keller	–		53,334	53,334	0.4%
Mark Carden	60,980	(8)	237,500	298,480	2.4%
Mads Andersen	–		37,500	37,500	0.3%
All directors and executive officers as a group (6 persons)	2,295,071		853,334	3,160,904	23.8%

__________________

(1)	The percentages in the table are calculated using the total shares outstanding as of March 27, 2026 or a total of 12,388,202 shares, plus the number of shares that may be acquired by such person or group upon the exercise of options that are exercisable within 60 days of such date.
(2)	Based on a Schedule 13D/A filed with the SEC dated December 3, 2025, by Ronald E. Smith, 1447 FM 1010 Rd., Cleveland, TX 77327. This amount includes 710,562 shares held indirectly through an IRA, 330,651 shares held directly by Mr. Smith’s spouse, and 23,071 shares held indirectly by Mr. Smith’s spouse through an IRA.
(3)	Based on a Schedule 13D filed with the SEC dated March 6, 2024, by Galloway Capital Partners, LLC, 323 Sunny Isles Blvd, 7th Floor, Sunny Isles Beach, FL 33160.
(4)	Based on a Schedule 13G/A filed with the SEC dated February 8, 2024, by Aegis Financial Corporation, 6862 Elm Street, Suite 830, McLean, VA 22101.
(5)	Based on a Schedule 13G filed with the SEC dated January 1, 2026, by Intelligent Fanatics Capital Management LLC, 350 Rumford Road, Lititz, PA 17543.
(6)	Based on a Form 4 filed with the SEC dated August 4, 2025, by Jamaka Capital Management LLC, 3889 Maple Avenue, Dallas, TX 75219.
(7)	Based on a Form 3 filed with the SEC dated September 27, 2024, by Neal I. Goldman, Goldman Capital Management Inc., 767 Third Ave, New York, NY 10017.
(8)	Based on Form 4 and form 144 filed with the SEC dated June 24, 2025 and September 12, 2025 respectively, by Mark Carden. Includes 980 shares held indirectly in retirement and trading accounts owned by Mr. Carden and his wife.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

We believe that Messrs. Andersen, Carden, Douglas, and Goldman are “independent” under the requirements of Rule 303A.02 of the NYSE Listed Company Manual.

ITEM 14.	Principal Accountant Fees and Services

The Company’s independent registered public accounting firm is Baker Tilly US, LLP (“Baker Tilly”); issuing office is Houston, TX; PCAOB ID: 23. The following table sets forth the aggregate fees billed by Baker Tilly for audit services rendered in connection with the Company’s consolidated financial statements and reports for the years ended December 31, 2025, and 2024 and for other services rendered during those years on behalf of Koil Energy and its subsidiaries:

	Year Ended December 31,
	2025	2024
Audit Fees	$307,600	$225,000
Audit Related Fees	–	–
Tax Fees	37,450	50,000
All Other Fees	–	–

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

All Other Fees: None.

Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors pre-approves all audit and permissible non-audit services provided by Baker Tilly. These services may include audit services, audit-related services, tax services and other services. The Board of Directors may also pre-approve particular services on a case-by-case basis and may delegate pre-approval authority to one or more directors. If delegated, the director must report any pre-approval decision to the Board of Directors at its first meeting after the pre-approval was obtained.

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

KOIL ENERGY SOLUTIONS, INC.

By: /s/ Erik Wiik
Erik Wiik
President, Chief Executive Officer
(Principal Executive Officer)
Date: March 31, 2026

By: /s/ Kurt Keller
Kurt Keller
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 31, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Erik Wiik	President, Chief Executive Officer, and Director	March 31, 2026
Erik Wiik	(Principal Executive Officer)

/s/ Mark Carden	Chairman of the Board of Directors	March 31, 2026
Mark Carden

/s/ David J. Douglas	Director	March 31, 2026
David J. Douglas

/s/ Neal I. Goldman	Director	March 31, 2026
Neal I. Goldman

/s/ Mads Andersen	Director	March 31, 2026
Mads Andersen

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization among MediQuip Holdings, Inc., Deep Down, Inc., and the majority shareholders of Deep Down, Inc. (incorporated by reference from Exhibit 2.1 to our Form 10-KSB/A filed on May 1, 2008)
3.1	Articles of Incorporation of Deep Down, Inc., conformed to include the amendment of the Articles of Incorporation filed with the Secretary of State of the State of Nevada on September 29, 2008 (incorporated by reference from Exhibit A to our Schedule 14C filed on August 15, 2008).
3.2	Articles of Merger of Deep Down, Inc. and Koil Energy Solutions, Inc. and Agreement and Plan of Merger between Deep Down, Inc. and Koil Energy Solutions, Inc. filed with the Secretary of State of the State of Nevada on February 22, 2022 (incorporated by reference from Exhibit 3.2 to our Form 10-K filed on March 30, 2023)
3.3	Certificate of Change of Deep Down, Inc. (incorporated by reference from Exhibit 3.1 to our Form 8-K filed on July 19, 2012)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to our Form 10-K filed on March 30, 2020)
10.1†	Employment Agreement, effective as of April 1, 2024 between Koil Energy Solutions, Inc. and Erik Wiik (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 11, 2024)
10.2	Commercial Lease Agreement between Wellbore Integrity Solutions, LLC, as Landlord, and Deep Down, Inc., as Tenant, dated effective May 5, 2022, and amended August 31,2022 (incorporated by reference from Exhibit 10.4 to our Form 10-K filed on March 29, 2022)
10.3	Purchase and Sale Agreement/Security Agreement between Zions Bancorporation, N.A., d/b/a Amergy Bank Business Credit, and Koil Energy Solutions, Inc., dated May 24, 2023 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 26, 2023)
10.5†	Employment Agreement, effective as of April 22, 2025, between Koil Energy Solutions, Inc. And Kurt Keller (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on April 25, 2025)
14.1	Directors Code of Business Conduct (incorporated by reference from Exhibit 14.1 to our Form 10-K filed on April 15, 2010)
14.2	Financial Officer’s Code of Business Conduct (incorporated by reference from Exhibit 14.2 to our Form 10-K filed on April 15, 2010)
19.1	Insider Trading Policy (incorporated by reference from Exhibit 19.1 to our Form 10-K filed on April 15, 2025)
24.1*	Power of Attorney (included on signature page)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the President and Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Corporate Controller
32.1#	Section 1350 Certification of the President and Chief Executive Officer
32.2#	Section 1350 Certification of the Corporate Controller
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

* Filed herewith.

# Furnished herewith.

† Exhibit constitutes a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Koil Energy Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Koil Energy Solutions, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Determination of Estimated Costs to Complete for Uncompleted Fixed Price Contracts

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, total revenue of approximately $14,047,000 for the year ended December 31, 2025 is generated from fixed price contracts. For the Company’s fixed price contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses the cost-to-cost measure of progress for its contracts, because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management’s estimation of total cost at completion is subject to many variables and requires significant judgment. There are many factors which impact management’s estimate, including, but not limited to, the ability to properly execute the engineering, design and fabrication phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity, weather, and level of success in the installation phase.

Each of these factors can affect the accuracy of cost estimates, and ultimately, future profitability.

The principal considerations in our determination that revenue recognition, specifically determination of estimated costs to complete for uncompleted fixed price contracts, is a critical audit matter are the complexity of these estimates and exercise of significant judgment by management when developing these estimates for fixed price contracts. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimates of costs to complete.

How We Addressed the Matter in Our Audit

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

/s/ Baker Tilly US, LLP

Houston, Texas

March 31, 2026

We have served as the Company’s auditor since 2017.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$1,535	$3,422
Accounts receivable, net of allowance for credit losses of $569 and $0 as of December 31, 2025, and 2024, respectively	4,796	2,767
Employee retention tax credit receivable	–	323
Inventory	354	404
Contract assets	2,857	3,080
Prepaid expenses and other current assets	403	210
Total current assets	9,945	10,206
Property, plant and equipment, net	3,642	2,791
Intangibles, net	306	64
Right-of-use operating lease assets	5,770	5,383
Right-of-use finance lease assets	53	29
Other assets	98	267
Total assets	$19,814	$18,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,050	$3,319
Contract liabilities	172	645
Deferred revenue	315	–
Borrowings under factoring arrangement	541	–
Other liabilities	143	–
Current operating lease liabilities	899	537
Current finance lease liabilities	20	12
Total current liabilities	5,140	4,524

Other liabilities, long-term	24	–
Operating lease liability, long-term	5,658	5,600
Finance lease liability, long-term	29	12
Total liabilities	10,851	10,136

Commitments and contingencies (Note 9)	–	–

Stockholders’ equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 16,206,010 and 16,106,010 shares issued at December 31, 2025, and December 31, 2024	16	16
Additional paid-in capital	74,618	74,206
Treasury stock, 4,017,808 shares at December 31, 2025, and December 31, 2024, at cost	(3,135)	(3,135)
Accumulated other comprehensive loss	(15)	–
Accumulated deficit	(62,521)	(62,483)
Total stockholders’ equity	8,963	8,604
Total liabilities and stockholders’ equity	$19,814	$18,740

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share amounts)	2025	2024
Revenues	$24,051	$22,734
Costs and expenses
Cost of sales	16,094	13,985
Selling, general and administrative	8,326	6,192
Total costs and expenses	24,420	20,177
Operating (loss) income	(369)	2,557
Other income (expense)
Interest income, net	6	47
Other income, net	386	33
Gain (loss) on sale of property, plant and equipment	12	(1)
Total other income (expense)	404	79
Income before income tax expense	35	2,636
Provision for income tax	(73)	(16)
Net (loss) income	$(38)	$2,620

Net (loss) income per share:
Basic	$(0.00)	$0.21
Fully diluted	$(0.00)	$0.21

Weighted-average shares outstanding:
Basic	12,133	12,187
Fully diluted	12,133	12,344

The accompanying notes are an integral part of the consolidated financial statements.

F-4

KOIL ENERGY SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2025	2024
Net (loss) gain	$(38)	$2,620
Foreign currency translation adjustment	(15)	–
Comprehensive (loss) income	$(53)	$2,620

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025, AND 2024

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Loss	Deficit	Total
Balance at December 31, 2023	15,906	$16	$73,840	$(3,135)	$–	$(65,103)	$5,618

Net income	–	–	–	–	–	2,620	2,620
Restricted Stock Comp Earned	–	–	46	–	–	–	46
Stock option exercise	200	–	112	–	–	–	112
Share-based compensation	–	–	208	–	–	–	208

Balance at December 31, 2024	16,106	$16	$74,206	$(3,135)	$–	$(62,483)	$8,604

Net loss	–	–	–	–	–	(38)	(38)
Restricted Stock Comp Earned	–	–	138	–	–	–	138
Stock option exercise	100	–	37	–	–	–	37
Share-based compensation	–	–	237	–	–	–	237
Foreign Currency Translation	–	–	–	–	(15)	–	(15)

Balance at December 31, 2025	16,206	$16	$74,618	$(3,135)	$(15)	$(62,521)	$8,963

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(38)	$2,620
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share-based compensation	375	254
Depreciation and amortization	590	571
(Gain) loss on sale of property, plant and equipment	(12)	38
Credit loss expense	569	–
Non-cash lease expense	51	67
Changes in operating assets and liabilities:
Accounts receivable	(2,276)	1,461
Contract assets	223	(2,601)
Inventories	50	26
Prepaid expenses and other current assets	(193)	148
Other assets	169	(103)
Accounts payable and accrued expenses	(175)	(34)
Contract liabilities	(168)	(721)
Other liabilities	(66)	–
Net cash (used in) provided by operating activities	(901)	1,726

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	12	2
Purchases of property, plant and equipment	(1,282)	(375)
Capitalized software development costs	(263)	–
Net cash used in investing activities	(1,533)	(373)

Cash flows from financing activities:
Proceeds from factoring arrangement	1,244	995
Principal payments on factoring arrangement	(703)	(995)
Proceeds from stock options exercised	37	112
Principal payments under finance lease obligations	(16)	(73)
Net cash provided by financing activities	562	39

Effect of exchange rate changes on cash and cash equivalents	(15)	–

Change in cash	(1,887)	1,392
Cash, beginning of year	3,422	2,030
Cash, end of year	$1,535	$3,422

Supplemental disclosure of non-cash activities:
Property, plant and equipment acquired via debt	$137	$–
Operating lease – right-of-use assets obtained in exchange for lease liabilities	$1,109	$–
Finance lease – right-of-use assets obtained in exchange for lease liabilities	$41	$–

Cash paid during the year for:
Interest	$33	$31
Taxes	$39	$11

The accompanying notes are an integral part of the consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All dollar and share amounts in the Notes to Consolidated Financial Statements are in thousands of US dollars, Brazilian reais, and shares, unless otherwise indicated, except per share amounts.

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Description of Business

Koil Energy Solutions, Inc., a Nevada corporation (“Koil Energy Nevada”), and its direct wholly owned subsidiary, Koil Energy Solutions, Inc., a Delaware corporation (“Koil Energy Delaware”), and its direct wholly owned subsidiary Koil Energy Solutions Brazil Ltda., a Brazilian limited liability company (“Koil Energy Brazil”) and together with Koil Energy Nevada, (“Koil Energy”, “we”, “us” or the “Company”), is an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company provides innovative solutions to complex customer challenges presented between the production facility and the energy source. Koil Energy’s core services and technological solutions include distribution system installation support and engineering services, umbilical terminations, loose-tube steel flying leads, and related services. Additionally, Koil Energy’s experienced professionals can support subsea engineering, manufacturing, installation, commissioning, and maintenance projects located anywhere in the world. The Company’s broad line of solutions are engineered and manufactured primarily for major integrated, large independent, and foreign national energy companies in offshore areas throughout the world. These products are often developed in direct response to customer requests for solutions to critical needs in the field. The Company primarily serves the offshore oil and gas market; however, the Company’s product offerings and service capabilities are based on core competencies that are energy source agnostic and can be applied to additional markets, including offshore wind, offshore wave energy, hydrogen, and liquefied natural gas.

Liquidity

Koil Energy’s cash on hand was $1,535 and working capital was $4,805 as of December 31, 2025. The Company generally depends on cash on hand, cash flows from operations, and the potential opportunistic sales of property, plant and equipment (“PP&E”) to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and potential sales of PP&E. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company exercises discipline when making capital investments and pursues opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items. Additionally, on May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. Any receivables sold shall bear an interest rate computed as Wall Street Journal Prime Rate (“Prime Rate”) plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of this agreement. On December 31, 2025, the Company had $541 outstanding sales of accounts receivable to Amegy.

Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of Koil Energy for the years ended December 31, 2025 and 2024. All intercompany transactions and balances have been eliminated.

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

Foreign Currencies

Assets and liabilities in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive loss.

Segments

For the years ended December 31, 2025 and 2024, the Company’s operations were organized as one reportable segment and one operating segment.

Cash

Cash consists of cash on deposit with domestic banks which, at times, may exceed federally insured limits.

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

Our financial instruments consist primarily of cash, accounts receivable, and accounts payable. The carrying values of cash, accounts receivables, and payables approximated their fair values at December 31, 2025 and 2024 due to their short-term maturities.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due. We monitor our customers’ payment history and current credit worthiness, if needed, to determine that collectability is reasonably assured. We provide an allowance for credit losses based upon a review of each accounts receivable balance with respect to a customer’s ability to make payments. We also evaluate historical loss rates as well as consider forward-looking factors specific to the customers, the overall economic environment, and management expectations to determine expected losses. Generally, we do not charge interest on past due accounts. When certain accounts are determined to require an allowance, they are expensed by a provision for credit losses in that period. At December 31, 2025, and 2024, we estimated the allowance for credit losses requirement to be $569 and $0, respectively. Credit losses expense totaled $569 and $0 for the years ended December 31, 2025 and 2024, respectively. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.

Concentration of Revenues and Credit Risk

Koil Energy’s revenues are derived from the sale of products and services to customers who participate in the offshore sector of the energy industry. Customers may be similarly affected by economic and other changes in the energy industry. For the year ended December 31, 2025, our two largest customers accounted for 23 percent and 16 percent of total revenues, respectively. For the year ended December 31, 2024, our two largest customers accounted for 47 percent and 27 percent of total revenues, respectively. No other customers were in excess of 10 percent of revenues. The loss of one or more of these customers could have a material impact on our results of operations and cash flows.

As of December 31, 2025, five of our customers accounted for 22 percent, 16 percent, 12 percent, 12 percent and 10 percent of total accounts receivable. As of December 31, 2024, three of our customers accounted for 37 percent, 20 percent, and 14 percent of total accounts receivable.

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

During the years ended December 31, 2025, and December 31, 2024, the Company conducted assessments of whether impairment indicators were present that indicate the carrying amount of its long-lived asset (group) might not be recoverable and determined that no such events or changes in circumstances were present.

Intangible Capitalized Software Development Costs

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

Lease Obligations

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

Share-Based Compensation

We record share-based awards exchanged for employee service at fair value on the date of grant and expense the awards in the consolidated statements of operations over the requisite employee service period. Restricted stock awards are valued at the closing price on the date of grant. Determining the grant date fair value for options requires management to make estimates regarding the variables used in the calculation of the grant date fair value. Those variables are the future volatility of our Common Stock price and the length of time an optionee will hold their options until exercising them (the “expected term”). Share-based compensation expense is generally recognized over the expected term of the award on a straight-line basis, and forfeitures are recorded as they occur.

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

Recently Issued Accounting Standards

New Accounting Standards Adopted

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which requires enhanced income tax disclosures, including additional disaggregated information related to the effective tax rate reconciliation, the underlying nature and category of individual reconciling items, and income taxes paid by jurisdictions. We adopted ASU 2023-09 in the fourth quarter of 2025 for the disclosure in Note 8.

New Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06 - “Targeted Improvements to the Accounting for Internal-Use Software” (Topic 350). ASU 2025-06 eliminates references to software development project stages and revises the criteria that must be met to begin capitalizing internal-use software costs. The standard permits entities to adopt the guidance using a prospective, retrospective, or modified transition approach and becomes effective for us beginning January 1, 2028, with early adoption permitted. We are currently assessing the potential impact that ASU 2025-06 will have on our financial statements and disclosures.

NOTE 2: LEASES

We lease land, buildings, and certain equipment under non-cancellable operating leases. The Company leases office, indoor manufacturing, warehouse, and operating space in Houston, Texas and Macaé Brazil. Additionally, the company leases storage space in Mobile, Alabama to house its 3,400 metric ton and 3,500 metric ton carousel systems. We classify our leases related to certain office furniture and computer equipment as financing leases. The Company elects to apply the short-term lease exception; therefore, the Company will not record an ROU asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Company elects to apply the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

Most leases include one or more options to renew, with renewal terms that can extend the lease term on a monthly, annual, or longer basis. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term unless there is a transfer of title or purchase option that is reasonably certain of being exercised.

The Company elects to not capitalize any lease in which the estimated value of the underlying asset at the commencement date is less than the Company’s capitalization threshold. A lease would need to qualify for the low value exception based on various criteria.

On November 19, 2025, Koil Energy Solutions do Brazil Ltda, began subleasing a portion of its administrative offices for $R30 per month (or approximately $5 at current exchange rates). This sub-lease is for 3 months and renewable.

The following tables present information about our operating and finance leases:

	Classification	December 31, 2025	December 31, 2024
Assets
Operating	Right-of-use operating lease assets	$5,770	$5,383
Finance	Right-of-use finance lease assets	53	29
Total lease assets		$5,823	$5,412

Liabilities
Current
Operating	Current operating lease liabilities	$899	$537
Finance	Current finance lease liabilities	20	12

Non-current
Operating	Operating lease liability, long-term	5,658	5,600
Finance	Finance lease liability, long-term	29	12
Total lease liabilities		$6,606	$6,161

The components of our lease expense were as follows:

		Years Ended December 31,
	Classification	2025	2024
Finance lease costs
Amortization of ROU assets	Selling, general and administrative	$16	$74
Interest on lease liabilities	Interest (income) expense, net	2	4
Operating lease expense	Cost of sales	1,049	756
Operating lease expense	Selling, general and administrative	219	220
Short term lease expense	Cost of sales	600	380
Total lease expense		$1,886	$1,434

The lease term and discount rate for our operating and financing leases were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease terms (years)
Operating leases	6.67	7.72
Finance leases	3.47	2.40

Weighted-average discount rates
Operating leases	7.44%	7.94%
Finance leases	4.66%	0.02%

Present value of lease liabilities:

Years ending December 31,	Operating Leases	Finance Leases
2026	$1,357	$22
2027	1,378	9
2028	1,362	9
2029	1,100	9
2030	1,080	4
Thereafter	2,035	–
Total lease payments	8,312	53
Less: Interest	(1,755)	(4)
Present value of lease liabilities	$6,557	$49

The Company had no material non-cash financing or operating leases entered into during the years ended December 31, 2025, and 2024.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Years Ended December 31,
	2025	2024
Fixed price contracts	$14,047	$15,842
Service contracts	10,004	6,892
Total	$24,051	$22,734

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. For the years ending 2025 and 2024, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	December 31, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$7,522	$4,281
Estimated earnings on uncompleted contracts	7,138	4,925
Estimated loss on uncompleted contracts	–	(100)
	14,660	9,106
Less: Billings to date on uncompleted contracts	(11,975)	(6,682)
	$2,685	$2,424

Contract assets, and contract liabilities consisted of the following:

Schedule of contract assets and contract liabilities

	December 31, 2025	December 31, 2024
Contract assets	$2,857	$3,080
Contract liabilities	(172)	(656)
Total contract assets and contract liabilities	$2,685	$2,424

Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders and contract claims. The contract asset and liability balances at December 31, 2025, and 2024 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consisted of the following:

	December 31, 2025	December 31, 2024	Range of Asset Lives
Leasehold improvements	$2,439	$2,316	lease term
Equipment	6,818	5,790	2 - 30 years
Furniture, computers and office equipment	111	30	2 - 8 years
Construction in progress	213	253	–

Total property, plant and equipment	9,581	8,389
Less: Accumulated depreciation and amortization	(5,939)	(5,598)
Property, plant and equipment, net	$3,642	$2,791

Depreciation and amortization expense included in cost of sales in the accompanying consolidated statements of operations was $504 and $459 for the years ended December 31, 2025, and 2024, respectively. Depreciation and amortization expense excluded from cost of sales in the accompanying consolidated statements of operations was $65 and $53 for the years ended December 31, 2025, and 2024, respectively.

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

	Years Ended December 31,
	2025	2024
Numerator:
Net (Loss) Income	$(38)	$2,620

Denominator:
Weighted average number of common shares outstanding:
Basic	12,133	12,187
Diluted	12,133	12,344

Income (Loss) per common share outstanding:
Basic	$(0.00)	$0.21
Diluted	$(0.00)	$0.21

At December 31, 2025, and 2024, there were outstanding options that were vested and exercisable into 371 and 438 shares of common stock, respectively; however, they have been excluded from the calculation of EPS because their exercise would be anti-dilutive.

NOTE 6: SHARE-BASED COMPENSATION

At December 31, 2025, the Company had stock-based compensation plans as described in detail below.

On August 11, 2025, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $1.26 per share. Fair value of these stock options was $0.81 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2025, November 30, 2025, February 28, 2026, and the remainder are scheduled to vest on May 31, 2026. In addition to the foregoing, all shares shall vest immediately prior to a change in control.

On August 11, 2025, the Company granted each independent director 23,810 shares of restricted stock. The shares vest on August 11, 2026. In addition to the foregoing, all shares shall vest immediately prior to a change in control.

On April 19, 2025, in connection with entering into the CFO Employment Agreement, the Company granted 80,000 shares of restricted stock, and options for 160,000 shares, to Kurt Keller. The stock options have an exercise price of $1.88 per share and had a fair value of $1.29 per share at the date of the grant. Each of the foregoing will vest in three equal installments on the anniversaries of the grant date.

On August 26, 2024, the Company’s independent directors each received stock options to purchase 50,000 shares of our common stock with an exercise price of $1.28 per share. Fair value of these stock options was $0.99 per share at the date of grant. Twenty-five percent of the shares vested on each of August 31, 2024, November 30, 2024, February 28, 2025, and May 31, 2025.

On March 6, 2024, in connection with entering into the CEO Employment Agreement, the Company granted 300,000 shares of restricted stock, and options for 300,000 shares, to Erik Wiik. The stock options have an exercise price of $0.56 per share and had a fair value of $0.35 per share at the date of the grant. Each of the foregoing will vest in three equal installments on the anniversaries of the grant date.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option. The expected term is based upon historical exercise patterns. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has not paid any dividends since its incorporation.

Weighted average Black-Scholes-Merton fair value assumptions

	Year Ended December 2025	Year Ended December 2024
Risk free interest rate	3.83% - 4.06%	3.66% - 4.08%
Expected life (in years)	5	5
Expected volatility	76.3% - 84.2%	72.8% - 102.6%
Expected dividend yield	0.00%	0.00%

The following table summarizes the activity of our stock options for the years ended December 31, 2025, and 2024:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	950	$0.62	1.8
Granted	500	0.80
Forfeited	(300)	0.70
Exercised	(300)	0.63
Outstanding at December 31, 2024	850	0.69	1.2
Granted	360	1.54
Exercised	(100)	0.37
Outstanding at December 31, 2025	1,110	$0.99	3.3
Exercisable at December 31, 2025	650	$0.87	2.8

The following table summarizes the activity of restricted stock awards (RSAs) for the years ended December 31, 2025, and 2024:

	Shares Underlying RSAs	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding at December 31, 2023	–	$–	–
Granted	300	$0.56	–
Outstanding at December 31, 2024	300	0.56	3
Granted	175	$1.54	–
Vested	(100)	$0.56	–
Outstanding at December 31, 2025	$375	$1.02	$1.27

For the years ended December 31, 2025 and 2024, we recognized a total of $237 and $178, respectively, of share-based compensation expense related to stock options, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested stock options was $283 and $157 at December 31, 2025 and 2024, respectively. These costs are expected to be recognized as expenses over a weighted-average period of 1.22 and 1.82 years respectively.

For the years ended December 31, 2025, and 2024, we recognized a total of $138 and $46, respectively, of share-based compensation expense related to restricted stock awards, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The unamortized estimated fair value of nonvested stock awards was $254 and $122 at December 31, 2025 and 2024, respectively. These costs are expected to be recognized as expenses over a weighted-average period of 1.25 years and 2.25 years respectively.

NOTE 7: TREASURY STOCK

Treasury shares are accounted for using the cost method. The Company had 4,018 shares of common stock held in treasury as of December 31, 2025, and 2024.

NOTE 8: INCOME TAXES

Income tax expense is comprised of the following:

	Years Ended December 31,
	2025			2024
	US	Brazil	Total	US
Income (loss) from Continuing operations	$389	$(354)	$35	$2,636

Federal:
Current	$–	$–	$–	$–
Deferred	–	–	–	–
Total Federal	–	–	–	–
State:
Current	68	6	73	16
Deferred	–	–	–	–
Total State	–	–	73	16
Total income tax expense	$68	$6	$73	$16

Income tax expense differs from the amount computed by applying the U.S. statutory income tax rate to loss before income taxes for the reasons set forth below.

	2025		2024
	$	%	$	%
Income tax expense (benefit) at federal statutory rate	(7)	21.00%	(554)	21.00%
Domestic federal reconciling items
Meals and Entertainment	(12)	(35)%	(6)	0.00%
Other permanent differences	1	1%	–	(0.24)%
Change in valuation allowance	79	227%	569	21.58%
Domestic state tax benefit (expense), net of federal benefit	(54)	(154)%	(25)	(0.96)%
Foreign reconciling items - Brazil
Rate differential	(22)	(62)%	–	0.00%
Change in valuation allowance	(54)	(155)%	–	0.00%
Foreign withholding taxes
Foreign state tax benefit (expense), net of federal effect -Brazil	(4)	(13)%	–	0.00%
Income tax expense at effective rate	(73)	(211)%	(16)	(0.62)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of the temporary differences and carryforwards are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$5,346	$5,432
Research and development and other credit carryforwards	618	618
Share-based compensation	877	859
Allowance for credit losses	124	–
Right-of-use operating lease liabilities	1,377	1,289
Other	16	62
Total deferred tax assets	8,358	8,260
Less: valuation allowance	(6,954)	(6,978)
Net deferred tax assets	$1,404	$1,282

Deferred tax liabilities:
Intangible amortization	$(42)	$(10)
Depreciation and amortization on property, plant and equipment	(150)	(141)
Right-of-use operating lease assets	(1,212)	(1,131)
Total deferred tax liabilities	$(1,404)	$(1,282)

Net deferred tax position	$–	$–

We have $24,721 of US federal, $360 of Brazil, and $1,313 of state net operating loss (“NOL”) carryforwards and $618 in research and development and other credits available to offset future taxable income. These federal and state NOLs will expire at various dates through 2034, except for federal NOLs generated in 2018 and subsequent years, which have no expiration dates. Management analyzed the Company’s current operating results and future projections and determined that a full valuation allowance was needed due to our cumulative losses in recent years. We have no uncertain tax positions at December 31, 2025. Accordingly, we do not have any accruals for penalties or interest related to our tax returns. Should an examination or audit arise, we would evaluate the need for an accrual and record one, if necessary. Our federal tax returns from the tax years ended December 31, 2021 through December 31, 2024 are open to examination by the Internal Revenue Service.

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

The matter was settled in June 2025 for $590. The Company had previously recorded a liability of $923 and therefore recognized a gain of $333 upon resolution of the lawsuit. This gain is recorded in the consolidated statements of operations under Other income, net. Payment terms for the settlement included the forfeiture of a $90 deposit, a $200 payment on July 1, 2025, and six monthly payments of $50 each commencing August 1, 2025. As of January 2026, all amounts had been paid.

OMSi Lawsuit

In December 2024, the Company completed work under purchase orders with OMS International Limited (OMSi), a UK-based subsea engineering firm. The Company successfully completed the project in March 2025 and issued invoices totaling $569. OMSi has not remitted payment on the outstanding invoices and has not responded to the Company’s repeated requests for payment.

On September 29, 2025, the Company filed a civil action against OMSi in the United States District Court for the Southern District of Texas seeking to recover the unpaid amounts. OMSi has not yet filed a response. For the quarter ending September 30, 2025, the Company recorded a reserve of $569 in Allowance for Credit Losses. The Company received a favorable judgment against OMSi in January 2026 and intends to pursue enforcement. The Company will adjust the reserve as new information becomes available.

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

The Company initially recognized a $650 employee retention credit as other income on its consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2024, the Company had a $323 employee retention credit receivable balance recorded on its consolidated balance sheet. In January 2025, the Company received $365 related to the remaining employee retention credit balance, consisting of $323 applied against the employee retention credit receivable and $42 of interest income.

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

Total operating expenses are presented as follows:

	Years Ended December 31,
	2025	2024
Revenues	$24,051	$22,734
Share-based compensation and other personnel costs	10,794	9,426
Materials	3,478	4,064
Depreciation and amortization	590	571
Other cost of sales and selling, general and administrative expenses	9,558	6,116
Income tax expense	73	16
Interest and other (income) expense	(404)	(79)
Net (loss) income	$(38)	$2,620

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

Capitalized software development costs related to the implementation of the Company’s ERP system are classified as Intangibles on the Consolidated Balance Sheets, and costs will be amortized on a straight-line basis over their estimated useful lives and will be included within depreciation and amortization expense in the condensed consolidated statements of operations. For the year ending December 31, 2025, capitalized software development costs totaled $263. Amortization cost related to capitalized software was $13 for the year ended December 31, 2025.

NOTE 13: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued.

