Form 10-Q
period 2026-03-31
Koil Energy Solutions, Inc.
filed 2026-05-15
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

At May 14, 2026, there were 12,197,495 shares outstanding of Common Stock, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “Koil Energy Solutions, Inc.,” “Koil Energy,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Koil Energy Solutions, Inc., a Nevada corporation, and its direct and indirect wholly owned subsidiaries.

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

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements. Forward-looking statements included in this Report speak only as of the date of this Report and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to be incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The risks and uncertainties mentioned previously relate to, among other matters, the following:

•	Economic uncertainty and financial market conditions may impact our customer base, suppliers and backlog;

•	The volatility of oil and natural gas prices;

•	Our use of percentage-of-completion accounting could result in volatility in our results of operations;

•	A portion of our contracts may contain terms with penalty provisions;

•	Fluctuations in the price and supply of raw materials used to manufacture our products may reduce our profits and could materially impact our ability to meet commitments to our customers;

•	Our operations could be adversely impacted by the continuing effects of government regulations including evolving impacts from implementation of tariffs and potential retaliatory measures;

•	International and political events may adversely affect our operations;

•	Our operating results may vary significantly from quarter to quarter;

•	We may be unsuccessful at generating profitable internal growth;

•	The departure of key personnel could disrupt our business;

•	Our business requires skilled labor, and we may be unable to attract and retain qualified employees;

•	More sophisticated and targeted cyber-attacks and other security incidents pose risk to our systems, data and business, and our relationships with customers and other third parties;

•	Unfavorable legal outcomes could have a negative impact on our business; and

•	The impact of global health crises, including epidemics and pandemics.

i

Document Summaries

Descriptions of documents and agreements contained in this Report are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2025, other periodic and current reports we have filed with the SEC, or this Report.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KOIL ENERGY SOLUTIONS, INC.

BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$1,185	$1,535
Accounts receivable, net of allowance for credit losses of $569 as of March 31, 2026 and December 31, 2025	7,544	4,796
Inventory	675	354
Contract assets	2,240	2,857
Prepaid expenses and other current assets	223	403
Total current assets	11,867	9,945

Property, plant and equipment, net	3,606	3,642
Intangibles, net	393	306
Right-of-use operating lease assets	5,603	5,770
Right-of-use finance lease assets	48	53
Other assets	84	98
Total assets	$21,601	$19,814

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,320	$3,050
Contract liabilities	943	172
Deferred revenue	470	315
Borrowings under factoring arrangement	8	541
Other liabilities	55	143
Current operating lease liabilities	934	899
Current finance lease liabilities	20	20
Total current liabilities	6,750	5,140

Other liabilities, long-term	23	24
Operating lease liability, long-term	5,445	5,658
Finance lease liability, long-term	27	29
Total liabilities	12,245	10,851

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 16,216,210 and 16,206,010 issued at March 31, 2026 and December 31, 2025, respectively	16	16
Additional paid-in capital	74,772	74,618
Treasury stock, 4,017,808 shares at March 31, 2026 and December 31, 2025, at cost	(3,135)	(3,135)
Accumulated other comprehensive loss	(17)	(15)
Accumulated deficit	(62,280)	(62,521)
Total stockholders' equity	9,356	8,963
Total liabilities and stockholders' equity	$21,601	$19,814

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2026	2025
Revenues	$8,174	$5,250
Costs and expenses
Cost of sales	5,563	3,598
Selling, general and administrative	2,338	1,727
Total costs and expenses	7,901	5,325
Operating income (loss)	273	(75)
Interest income, net	6	13
Other income (expense), net	(10)	40
Gain on sale of property, plant and equipment	1	1
Income (loss) before income tax expense	270	(21)
Provision for income tax	(29)	(8)
Net income (loss)	$241	$(29)

Net income (loss) per share:
Basic	$0.02	$(0.00)
Fully diluted	$0.02	$(0.00)

Weighted-average shares outstanding:
Basic	12,197	12,088
Fully diluted	12,702	12,088

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

2

KOIL ENERGY SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Net income (loss)	$241	$(29)
Foreign currency translation adjustment	(2)	–
Comprehensive income (loss)	$239	$(29)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Loss	Deficit	Total

Balance at December 31, 2025	16,206	$16	$74,618	$(3,135)	(15)	$(62,521)	$8,963

Net income	–	–	–	–	–	241	241
Restricted stock comp earned	–	–	56	–	–	–	56
Share-based compensation	–	–	75	–	–	–	75
Shares issued to employees	10	–	23	–	–	–	23
Foreign currency translation	–	–	–	–	(2)	–	(2)
Balance at March 31, 2026	16,216	$16	$74,772	$(3,135)	(17)	$(62,280)	$9,356

	Common Stock		Additional Paid-in	Treasury	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Deficit	Total

Balance at December 31, 2024	16,106	$16	$74,206	$(3,135)	$(62,483)	$8,604

Net loss	–	–	–	–	(29)	(29)
Share-based compensation	–	–	70	–	–	70

Balance at March 31, 2025	16,106	$16	$74,276	$(3,135)	$(62,512)	$8,645

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$241	$(29)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Share-based compensation	131	70
Depreciation and amortization	178	146
Gain on sale of property, plant and equipment	(1)	(1)
Bad debt expense	1	–
Non-cash lease (income) expense	(6)	43
Changes in operating assets and liabilities:
Accounts receivable, net	(2,749)	(1,857)
Contract assets	618	1,281
Inventory	(167)	128
Prepaid expenses and other current assets	25	71
Other assets, net	18	(90)
Accounts payable and accrued expenses	1,290	(402)
Contract liabilities	926	(126)
Other liabilities	(91)	–
Net cash provided by (used in) operating activities	414	(766)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1	1
Purchases of property, plant and equipment	(115)	(464)
Capitalized patent cost	(63)	–
Capitalized software development cost	(39)	–
Net cash used in investing activities	(216)	(463)

Cash flows from financing activities:
Principal payments under finance lease obligations	(2)	–
Proceeds from factoring arrangement	375	–
Payments on factoring arrangement	(908)	–
Net cash used in financing activities	(535)	–

Effect of exchange rate changes on cash and cash equivalents	(13)	–

Change in cash	(350)	(1,229)
Cash, beginning of period	1,535	3,422
Cash, end of period	$1,185	$2,193

Supplemental disclosure of non-cash activities
Operating lease - right-of-use assets obtained in exchange for lease liabilities	$–	$1,109

Cash paid during period for:
Interest	$9	$7
Taxes	$–	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

Basis of Presentation

Unless otherwise indicated, the terms “Koil Energy Solutions, Inc.”, “Koil Energy”, the “Company”, “we”, “our” and “us” are used in this Report to refer to Koil Energy Solutions, Inc., a Nevada corporation (“Koil Energy Nevada”), and its directly wholly owned subsidiary, Koil Energy Solutions, Inc., a Delaware corporation (“Koil Energy Delaware”), and its directly wholly owned subsidiary Koil Energy Solution do Brasil Ltda., a Brazilian limited liability company ("Koil Energy Brazil”). The accompanying unaudited condensed consolidated financial statements of Koil Energy Solutions, Inc. were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain notes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Liquidity

The Company’s cash on hand was $1,185 and working capital was $5,117 as of March 31, 2026. As of December 31, 2025, cash on hand and working capital was $1,535 and $4,805, respectively. The Company generally depends on cash on hand, cash flows from operations, and a bank accounts receivable factoring facility to satisfy its liquidity needs.

The Company believes it will have adequate liquidity to meet its future operating requirements through a combination of cash on hand, cash expected to be generated from operations, and bank credit facilities. Given the inherent volatility in oil prices and global economic activity, the Company cannot predict this with certainty. To mitigate this uncertainty, the Company exercises discipline when making capital investments and pursues opportunistic cost containment initiatives, which can include workforce alignment, limiting overhead spending, and limiting research and development efforts to only critical items. Additionally, on May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement (the “Factoring Agreement”) with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. Any receivables sold shall bear an interest rate computed as Wall Street Journal Prime Rate (“Prime Rate”) plus 2.00%. The Prime Rate has a floor and at no time shall it be less than 8.00% for the purposes of this agreement. At March 31, 2026, the Company had $8 of outstanding sales of accounts receivable with Amegy. On December 31, 2025, the Company had $541 of outstanding sales of accounts receivable to Amegy.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Koil Energy for the three months ended March 31, 2026 and 2025, and for the year ended December 31, 2025. All intercompany transactions and balances have been eliminated.

Segments

For the three months ended March 31, 2026 and 2025, the Company’s operations were organized as one reportable segment and one operating segment.

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

On November 19, 2025, Koil Energy Solutions do Brazil Ltda, began subleasing a portion of its administrative offices for R$30 per month (or approximately $5 at current exchange rates). This sub-lease is for three months and is renewable. As of March 31, 2026, this sublease is still active.

The following tables present information about our operating and finance leases:

	Classification	March 31, 2026	December 31, 2025
Assets
Operating	Right-of-use operating lease assets	$5,603	$5,770
Finance	Right-of-use finance lease assets	48	53
Total lease assets		$5,651	$5,823

Liabilities
Current
Operating	Current operating lease liabilities	$934	$899
Finance	Current finance lease liabilities	20	20

Non-current
Operating	Operating lease liability, long-term	5,445	5,658
Finance	Finance lease liability, long-term	27	29
Total lease liabilities		$6,426	$6,606

The components of our lease expense were as follows:

		Three Months Ended March 31,
	Classification	2026	2025
Finance lease costs
Amortization of ROU assets	Selling, general and administrative	$6	$3
Operating lease expense	Cost of sales	277	243
Operating lease expense	Selling, general and administrative	55	55
Short term lease expense	Cost of sales	109	195
Total lease expense		$447	$496

The lease term and discount rate for our operating and finance leases were as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease terms (years)
Operating leases	6.00	6.67
Finance leases	3.40	3.47

Weighted-average discount rates
Operating leases	7.45%	7.44%
Finance leases	4.54%	4.66%

Present value of lease liabilities:

	Operating Leases	Finance Leases
April 1, 2026 - March 31, 2027	$1,394	$22
April 1, 2027 - March 31, 2028	1,394	9
April 1, 2028 - March 31, 2029	1,343	9
April 1, 2029 - March 31, 2030	1,064	9
April 1, 2030 - March 31, 2031	1,085	1
Thereafter	1,761	–
Total lease payments	8,041	50
Less: interest	(1,662)	(3)
Present value of lease liabilities	$6,379	$47

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2026	2025
Fixed Price Contracts	$5,489	$2,714
Service Contracts	2,685	2,536
Total	$8,174	$5,250

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At March 31, 2026 and December 31, 2025, there were no contracts with terms that extended beyond one year.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	March 31, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$8,502	$7,522
Estimated earnings on uncompleted contracts	7,487	7,138
	15,989	14,660
Less: Billings to date on uncompleted contracts	(14,692)	(11,975)
	$1,297	$2,685

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:
Contract assets	2,240	2,857
Contract liabilities	(943)	(172)
	$1,297	$2,685

The contract asset and liability balances at March 31, 2026 and December 31, 2025 consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Leasehold improvements	$2,442	$2,439
Equipment	6,816	6,818
Furniture, computers and office equipment	118	111
Construction in progress	314	213
Total property, plant and equipment	9,690	9,581
Less: Accumulated depreciation and amortization	(6,084)	(5,939)
Property, plant and equipment, net	$3,606	$3,642

Depreciation expense for the three months ended March 31, 2026 and 2025 was $163 and $146, respectively.

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2026 and 2025, the Company recognized a total of $131 and $70 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested stock options was $208 and $283 on March 31, 2026 and December 31, 2025, respectively. The unamortized estimated fair value of nonvested restricted stock was $199 and $254 on March 31, 2026 and December 31, 2025, respectively.

NOTE 6:	TREASURY STOCK

Treasury shares are accounted for using the cost method.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. At March 31, 2026 and December 31, 2025, management has recorded a full deferred tax asset valuation allowance.

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

CFO Employment Agreement

Our Chief Financial Officer ("CFO”) is also employed under an employment agreement containing severance provisions. In the event of termination of the CFO’s employment for any reason, the CFO will be entitled to receive all accrued, unpaid salary and vacation time through the date of termination and all benefits to which the CFO is entitled or vested under the terms of all employee benefit and compensation plans, agreements, and arrangements in which the CFO participates as of the date of termination.

In addition, subject to executing a general release in favor of the Company, the CFO will be entitled to receive certain severance payments in the event his employment is terminated by the Company "other than for cause” or by the CFO with "good reason.” These severance payments include: (i) a lump sum in cash equal to six months of the CFO’s annual base salary; (ii) a lump sum in cash equal to a pro rata portion of the annual bonus payable for the period in which the date of termination occurs based on the actual performance under the Company’s annual incentive bonus arrangement, but no less than fifty percent of the CFO’s annual base salary; and (iii) if the CFO’s termination occurs prior to the date that is twelve months following a change of control, then each and every share option, restricted share award and other equity-based award that is outstanding and held by the CFO shall immediately vest and become exercisable.

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

The matter was settled in June 2025 for $590. Payment terms for the settlement included the forfeiture of a $90 deposit, a $200 payment on July 1, 2025, and six monthly payments of $50 each commencing August 1, 2025. As of January 2026, all such amounts were fully paid, and no liability remains

OMSi Lawsuit

In December 2024, the Company completed work under purchase orders with OMS International Limited (OMSi), a UK-based subsea engineering firm. The Company successfully completed the project in March 2025 and issued invoices totaling $569. OMSi has not remitted payment on the outstanding invoices and has not responded to the Company’s repeated requests for payment.

On September 29, 2025, the Company filed a civil action against OMSi in the United States District Court for the Southern District of Texas seeking to recover the unpaid amounts. OMSi has not yet filed a response. For the quarter ending September 30, 2025, the Company recorded a reserve of $569 in Allowance for Credit Losses. The Company received a judgment in US District Court against OMSi in January 2026 in the amount of approximately $575 and intends to pursue full recovery. The Company will adjust the reserve as new information becomes available.

NOTE 9:	EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive effect of common stock equivalents (nonvested stock awards and stock options) using the treasury method.

In each relevant period, the net income used in the basic and diluted EPS calculations is the same. The following table reconciles the weighted-average basic number of common shares outstanding and the weighted-average diluted number of common shares outstanding for the purpose of calculating basic and diluted EPS.

	Three months ended March 31,
	2026	2025
Weighted average common shares outstanding - basic	12,197	12,088
Dilutive effect of common stock equivalents	505	–
Weighted average common shares outstanding - diluted	12,702	12,088

NOTE 10:	FACTORING AGREEMENT

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

At March 31, 2026, the Company had $8 of outstanding sales of accounts receivable to Amegy. On December 31, 2025, the Company had $541 of outstanding sales of accounts receivable to Amegy.

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

	Three Months
	Ended March 31,
	2026	2025
Revenues	$8,174	$5,250
Share-based compensation and other personnel costs	3,598	2,381
Materials	1,131	635
Depreciation and amortization	178	146
Other cost of sales and selling, general and administrative expenses	2,994	2,163
Provision for income tax	29	8
Interest and other expense (income)	3	(54)
Net income (loss)	$241	$(29)

The CODM regularly reviews asset information by consolidated assets since we only have one reportable segment.

NOTE 12:	INTANGIBLE CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

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

Capitalized software development costs related to the implementation of the Company’s ERP system are classified as Intangibles on the Consolidated Balance Sheets, and costs are amortized on a straight-line basis over their estimated useful lives and are included within depreciation and amortization expense in the condensed consolidated statements of operations. For the quarters ending March 31, 2026 and 2025, capitalized software development costs totaled $39 and $0, respectively. Amortization costs related to capitalized software was $15 and $0 for the quarters ended March 31, 2026 and 2025, respectively.

NOTE 13:	SUBSEQUENT EVENTS

We evaluated subsequent events through the date these financial statements were issued and determined that no subsequent events required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except per share amounts)

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of Koil Energy’s results of operations and financial condition. This information should be read in conjunction with the Company’s audited historical consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and which is available on the SEC’s website, and the Company’s unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

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

Industry and Executive Outlook

The energy services industry relies heavily on the capital and operating expenditure programs of upstream energy companies. Operators’ decisions to scale back or accelerate their exploration, drilling, and production activities are heavily influenced by the broader energy sector dynamics, including fluctuations in commodity prices driven by various global market forces.

Global energy demand continues to rise. Meeting this demand requires incremental oil and natural gas production alongside growth in renewable energy sources. Years of underinvestment in offshore exploration and development are now fueling a resurgence in subsea activity. Deepwater fields naturally decline at an average rate of 7% per year, according to IHS Markit Ltd., underscoring the urgency for new development just to maintain current output. From our perspective, we are seeing global operators allocate more capital toward deepwater and ultra-deepwater developments, particularly in Brazil, the US. and West Africa.

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

The first quarter of 2026 marked a period of record bidding activity for subsea tie-back and maintenance projects. During the quarter, we secured significant contract awards from legacy customers in the Gulf of America and announced a major West Africa contract for installation and pre-commissioning services on a deepwater development, with mobilization scheduled for the second half of 2026. These awards validate our strategy of expanding our technical capabilities and position us well to execute on our growing backlog.

We remain focused on our strategic objective of becoming the leading provider of integrated subsea distribution systems.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	$	%
Revenues	$8,174	$5,250	$2,924	56%

The 56% increase in revenues was primarily driven by a $2,801 increase in lump-sum projects, with an additional $123 contribution from time-and-materials work. Revenues from new customers contributed $2,110 to the increase, while legacy customers accounted for the remaining $814, as compared to revenues for the three months ended March 31, 2025.

Cost of Sales

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	$	%
Cost of sales	$5,563	$3,598	$1,965	55%
Gross profit	$2,611	$1,652	$959	58%
Gross profit %	32%	31%	–	1%

Cost of sales increased 55% from the first quarter of 2025 to the first quarter of 2026, generally consistent with higher revenue activity. The rate of increase was slightly below revenue growth, resulting in an improvement in gross profit margins to 32% of sales, up from 31% in the prior year period. Operating leverage from higher throughput was partially offset by increased Brazil office expenses and higher consumables costs associated with fabrication projects.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $146 and $117 for the three months ended March 31, 2026 and 2025, respectively.

Selling, general and administrative expenses

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	$	%
Selling, general & administrative	$2,338	$1,727	$611	35%
Selling, general & administrative as a % of revenue	29%	33%	–	(4)%

Selling, general and administrative expenses increased by $611 in the first quarter of 2026 compared to the first quarter of 2025. The increase was primarily driven by higher administrative headcount, resulting in a $405 increase in personnel costs, as well as a $156 increase in audit fees and $50 of public company expenses and other costs.

The Company records depreciation expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $32 and $29 for the three months ended March 31, 2026 and 2025, respectively.

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

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Net (loss) income	$241	$(29)

Deduct Interest income, net	(6)	(13)
Add: Income tax expense	29	8
Add: Depreciation and amortization	178	146
Add: Share-based compensation	131	70
Add: Restructuring costs	–	158
Deduct: Gain on sale of property, plant, and equipment	(1)	(1)
Adjusted EBITDA	$572	$339

The $233 increase in Adjusted EBITDA for the three months ended March 31, 2026, was primarily driven by higher project throughput, particularly on lump-sum, fixed-price contracts, as well as a modest improvement in gross profit margin compared to the same period in 2025. This stronger operating performance contributed to a $270 improvement in net income, from a net loss of $29 in the prior-year quarter to net income of $241 in the current quarter.

The current-year quarter did not include any restructuring costs, while the three months ended March 31, 2025, included $158 of expenses related to efforts to streamline and strengthen administrative functions. Share-based compensation increased by $61, from $70 in the prior-year quarter to $131 in the current quarter, primarily due to equity awards granted to a new executive officer, the appointment of a new board member, and the settlement of a portion of employee bonuses in stock awards.

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

The Company believes it will have adequate liquidity to meet its future operating requirements. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. On May 24, 2023, the Company entered into a Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provides for Koil Energy from time to time to sell its accounts receivable and other rights to payment to Amegy, subject to Amegy’s right to approve or reject future accounts receivable and other rights proposed for sale, in its sole discretion. As of March 31, 2026 and December 31, 2025, the Company had $8 and $541, respectively, of factored invoices outstanding with Amegy.

The Company’s principal liquidity needs are to fund ongoing operations, working capital, and capital expenditures. During the three months ended March 31, 2026, cash decreased by $350. Net cash provided by operating activities totaled $414, primarily driven by net income and non-cash add-backs for depreciation and amortization. Net cash used in investing activities was $216, primarily related to capital expenditures, patent costs, and internal software development. Net cash used in financing activities was $535, substantially all of which related to repayments of short-term borrowings under the Amegy factoring line.

During the three months ended March 31, 2025, the Company reported a $1,229 decrease in cash. The Company used $766 of net cash in operating activities, primarily driven by net changes in operating assets and liabilities of $995. This was partially offset by other adjustments of $258 to reconcile net loss to net cash used in operating activities, which includes items such as non-cash lease expense, share-based compensation, and depreciation and amortization. The Company used $463 of net cash for investing activities, primarily to fund capital expenditures.

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

Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

Refer to Note 1 in Part II. Item 8. “Financial Statements and Supplemental Data,” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of recently issued accounting standards. There have been no significant changes to the status or expected impact of these standards during the three months ended March 31, 2026.

Litigation

OMSi Lawsuit

In December 2024, the Company completed work under purchase orders with OMS International Limited (OMSi), a UK-based subsea engineering firm. The Company successfully completed the project in March 2025 and issued invoices totaling $569. OMSi has not remitted payment on the outstanding invoices and has not responded to the Company’s repeated requests for payment.

On September 29, 2025, the Company filed a civil action against OMSi in the United States District Court for the Southern District of Texas seeking to recover the unpaid amounts. OMSi has not yet filed a response. For the quarter ending September 30, 2025, the Company recorded a reserve of $569 in Allowance for Credit Losses. The Company received a judgment in US District Court against OMSi in January 2026 in the amount of approximately $575 and intends to pursue full recovery. The Company will adjust the reserve as new information becomes available.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the three months ended March 31, 2026.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2026.

PART II. – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 15, 2026
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

