Form 10-Q
period 2026-06-30
Koil Energy Solutions, Inc.
filed 2026-08-14
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

At August 13, 2026, there were 12,255,985 shares outstanding of Common Stock, par value $0.001 per share.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “Koil Energy Solutions, Inc.,” “Koil Energy,” the “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (“Report”) refer collectively to Koil Energy Solutions, Inc., a Nevada corporation, and its direct and indirect wholly owned subsidiaries.

Forward-Looking Statements

The statements contained or incorporated by reference in this Report that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate,” or “anticipate,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$922	$1,535
Accounts receivable, net of allowance for credit losses of $569 as of June 30, 2026 and December 31, 2025	7,276	4,796
Inventory	719	354
Contract assets	2,890	2,857
Prepaid expenses and other current assets	498	403
Total current assets	12,305	9,945

Property, plant and equipment, net	5,634	3,642
Intangibles, net	456	306
Right-of-use operating lease assets	5,405	5,770
Right-of-use finance lease assets	43	53
Other assets	80	98
Total assets	$23,923	$19,814

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,565	$3,050
Contract liabilities	206	172
Deferred revenue	201	315
Borrowing under factoring arrangement	–	541
Borrowings under credit facilities	2,400	–
Other liabilities	160	143
Current operating lease liabilities	957	899
Current finance lease liabilities	20	20
Total current liabilities	8,509	5,140

Other liabilities, long-term	22	24
Operating lease liability, long-term	5,206	5,658
Finance lease liability, long-term	25	29
Total liabilities	13,762	10,851

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 16,506,010 and 16,206,010 issued at June 30, 2026 and December 31, 2025, respectively	16	16
Additional paid-in capital	74,901	74,618
Treasury stock, 3,989,036 and 4,017,808 shares at June 30, 2026 and December 31, 2025 respectively, at cost	(3,113)	(3,135)
Accumulated other comprehensive income loss	(15)	(15)
Accumulated deficit	(61,628)	(62,521)
Total stockholders' equity	10,161	8,963
Total liabilities and stockholders' equity	$23,923	$19,814

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues	$9,229	$5,183	$17,404	$10,433
Costs and expenses
Cost of sales	6,248	3,454	11,810	7,052
Selling, general and administrative	2,303	1,964	4,648	3,693
Total costs and expenses	8,551	5,418	16,458	10,745
Operating income (loss)	678	(235)	946	(312)
Interest income (expense), net	(14)	2	(8)	16
Other income, net	10	291	5	331
Gain on sale of property, plant and equipment	–	11	1	12
Income before income tax expense	674	69	944	47
Income tax expense	22	8	51	15
Net income	$652	$61	$893	$32

Net income per share:
Basic	$0.05	$0.01	$0.07	$0.00
Fully diluted	$0.05	$0.00	$0.07	$0.00

Weighted-average shares outstanding:
Basic	12,256	12,088	12,227	12,088
Fully diluted	12,795	12,474	12,749	12,489

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

2

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Net income	$652	$61	$893	$32
Foreign currency translation adjustment	2	–	–	–
Comprehensive income	$654	$61	$893	$32

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Loss	Deficit	Total

Balance at December 31, 2025	16,206	$16	$74,618	$(3,135)	$(15)	$(62,521)	$8,963

Net income	–	–	–	–	–	241	241
Restricted stock comp earned	–	–	56	–	–	–	56
Share-based compensation	–	–	75	–	–	–	75
Shares issued to employees	10	–	23	–	–	–	23
Foreign currency translation	–	–	–	–	(2)	–	(2)

Balance at March 31, 2026	16,216	$16	$74,772	$(3,135)	$(17)	$(62,280)	$9,356

Net income	–	–	–	–	–	652	652
Restricted stock comp earned	–	–	56	–	–	–	56
Share-based compensation	–	–	60	–	–	–	60
Shares issued to employees	290	–	13	22	–	–	35
Foreign currency translation	–	–	–	–	2	–	2

Balance at June 30, 2026	16,506	$16	$74,901	$(3,113)	$(15)	$(61,628)	$10,161

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Loss	Deficit	Total

Balance at December 31, 2024	16,106	$16	$74,206	$(3,135)	$–	$(62,483)	$8,604

Net loss	–	–	–	–	–	(29)	(29)
Share-based compensation	–	–	70	–	–	–	70

Balance at March 31, 2025	16,106	$16	$74,276	$(3,135)	$–	$(62,512)	$8,645

Net income	–	–	–	–	–	61	61
Share-based compensation	–	–	79	–	–	–	79

Balance at June 30, 2025	16,106	$16	$74,355	$(3,135)	$–	$(62,451)	$8,785

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$893	$32
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	305	149
Depreciation and amortization	359	303
Gain on sale of property, plant and equipment	(1)	(12)
Non-cash lease (income) expense	(22)	65
Changes in operating assets and liabilities:
Accounts receivable, net	(2,478)	(2,461)
Contract assets	(32)	1,918
Inventory	(365)	(64)
Prepaid expenses and other current assets	(95)	(124)
Other assets, net	17	129
Accounts payable and accrued expenses	783	(428)
Contract liabilities	(80)	87
Other liabilities	12	(2)
Net cash (used in) operating activities	(704)	(408)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1	12
Capitalized software development costs	(89)	(118)
Patent acquisitions, net of write-offs	(14)	–
Purchases of property, plant and equipment	(1,570)	(714)
Capitalized patent cost	(78)	–
Net cash (used in) investing activities	(1,750)	(820)

Cash flows from financing activities:
Principal payments under finance lease obligations	(3)	(1)
Proceeds from factoring arrangement	375	–
Payments on factoring arrangement	(916)	–
Borrowings under revolving credit facility	4,563	–
Payments on revolving credit facility	(2,163)	–
Net cash provided by (used in) financing activities	1,856	(1)

Effect of exchange rate changes on cash	(15)	–

Change in cash	(613)	(1,229)
Cash, beginning of period	1,535	3,422
Cash, end of period	$922	$2,193

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment acquired via debt	733	137
Operating lease - right-of-use assets obtained in exchange for lease liabilities	–	1,159
Finance lease - right-of-use assets obtained in exchange for lease liabilities	–	53

Cash paid during period for:
Interest	$27	$8
Taxes	$50	$9

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

Basis of Presentation

Unless otherwise indicated, the terms “Koil Energy Solutions, Inc.”, “Koil Energy”, the “Company”, “we”, “our” and “us” are used in this Report to refer to Koil Energy Solutions, Inc., a Nevada corporation (“Koil Energy Nevada”), its directly wholly owned subsidiary, Koil Energy Solutions, Inc., a Delaware corporation (“Koil Energy Delaware”), and its directly wholly owned subsidiary Koil Energy Solutions do Brasil Ltda., a Brazilian limited liability company (“Koil Energy Brazil”). The accompanying unaudited condensed consolidated financial statements of Koil Energy Solutions, Inc. were prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC” or the “Commission”) pertaining to interim financial information and instructions to Form 10-Q. As permitted under those rules, certain notes or other financial information that are normally required by United States generally accepted accounting principles (“US GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Liquidity

The Company had cash on hand of $922 and working capital of $3,796 as of June 30, 2026. As of December 31, 2025, cash on hand and working capital were $1,535 and $4,805, respectively. The Company generally relies on cash on hand, cash flows from operations, an asset-based lending facility, and various financing arrangements to satisfy its liquidity needs.

On May 19, 2026, the Company entered into an asset-based Loan and Security Agreement with nFusion Capital Finance, LLC (“nFusion”). Advances made under the facility bear interest at a rate equal to the Wall Street Journal Prime Rate (“Prime Rate”) plus 4.75%. The Prime Rate has a floor and at no time shall it be less than 6.75% for the purposes of this agreement. As of June 30, 2026, the Company had $2,400 of outstanding borrowings under the nFusion facility. The facility has an initial term of 12 months and is scheduled to mature in May 2027. The Company expects the facility to be renewed at that time, although renewal remains subject to the terms of the agreement and the parties’ mutual agreement. The availability of additional borrowings under the facility is subject to the borrowing base, the terms and conditions of the agreement, and the Company’s continued compliance with applicable covenants.

The Company believes that its cash on hand, anticipated cash flows from operations, and borrowing capacity under the nFusion facility will provide adequate liquidity to meet its anticipated working-capital requirements and other liquidity needs over the next 12 months. This assessment is based on management’s current operating plan and assumptions regarding customer demand, project timing, customer collections, operating expenditures, and the continued availability of financing under existing arrangements.

The Company’s ability to generate cash from operations and maintain adequate liquidity is subject to risks and uncertainties, including variability in customer demand, the timing of project awards and customer payments, oil and natural gas price volatility, global economic conditions, supply-chain and labor costs, and the Company’s ability to comply with the terms of its financing arrangements. If our plans or assumptions change, or if actual results differ materially from management’s expectations, we may need to raise additional capital from other sources.

To manage liquidity risk, Koil Energy closely monitors cash balances, working capital needs, and forecasted operating cash flows. The Company also maintains discipline over capital expenditures and evaluates cost containment measures as appropriate. Such measures may include aligning workforce levels with business activity, limiting discretionary overhead expenditures, deferring non-essential capital spending, and prioritizing research and development expenditures toward critical initiatives.

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Koil Energy for the three and six months ended June 30, 2026 and 2025. All intercompany transactions and balances have been eliminated.

Segments

For the three and six months ended June 30, 2026 and 2025, the Company’s operations were organized as one reportable segment and one operating segment.

NOTE 2:	LEASES

At the inception of a lease, Koil Energy evaluates the agreement to determine whether the lease will be accounted for as an operating or finance lease. The term of the lease used for such an evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured. If the contract contains a substantial penalty for failure to renew or extend the lease, it could lead the Company to conclude it has a significant economic incentive to extend the lease beyond the base rental period.

The Company leases land, buildings, and certain equipment under non-cancellable operating leases. We lease office, indoor manufacturing, warehouse, and operating space in both Houston, Texas and Macaé, Brazil. Leased storage space in Mobile, Alabama houses our carousel systems and other equipment. We classify our leases related to computer equipment as finance leases. The Company elects to apply the short-term lease exception; therefore, the Company will not record a right-of-use (“ROU”) asset or corresponding lease liability for leases with an initial term of twelve months or less that are not reasonably certain of being renewed and instead will recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The Company elects to apply the practical expedient to not separate lease components from non-lease components and instead account for both as a single lease component for all asset classes.

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

On November 19, 2025, Koil Energy Brazil began subleasing a portion of its administrative offices for 30 Brazilian reals per month (approximately $5 at current exchange rates). Sublease income recognized during the three and six months ended June 30, 2026, equaled $13 and $30, respectively, and is recognized as storage revenue in the accompanying condensed consolidated statements of operations.

The following tables present information about our operating and finance leases:

	Classification	June 30, 2026	December 31, 2025
Assets
Operating	Right-of-use operating lease assets	$5,405	$5,770
Finance	Right-of-use finance lease assets	43	53
Total lease assets		$5,448	$5,823

Liabilities
Current
Operating	Current operating lease liabilities	$957	$899
Finance	Current finance lease liabilities	20	20

Non-current
Operating	Operating lease liability, long-term	5,206	5,658
Finance	Finance lease liability, long-term	25	29
Total lease liabilities		$6,208	$6,606

The components of our lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2026	2025	2026	2025
Finance lease costs
Amortization of ROU assets	Selling, general and administrative	$5	$3	$10	$6
Interest on lease liabilities	Interest Expense	1	1	1	1
Operating lease expense	Cost of sales	268	266	544	509
Operating lease expense	Selling, general and administrative	55	55	109	109
Short term lease expense	Cost of sales	313	86	422	282
Total lease expense		$642	$411	$1,086	$907

The lease term and discount rate for our operating and finance leases were as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease terms (years)
Operating leases	5.42	6.67
Finance leases	3.10	3.47

Weighted-average discount rates
Operating leases	7.50%	7.44%
Finance leases	6.30%	4.66%

Present value of lease liabilities:

	Operating Leases	Finance Leases
July 1, 2026 - June 30, 2027	$1,394	$22
July 1, 2027 - June 30, 2028	1,398	9
July 1, 2028 - June 30, 2029	1,266	9
July 1, 2029 - June 30, 2030	1,070	8
July 1, 2030 - June 30, 2031	1,091	–
Thereafter	1,485	–
Total lease payments	$7,704	$48
Less: Interest	(1,541)	(3)
Present value of lease liabilities	$6,163	$45

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Fixed Price Contracts	$4,316	$2,893	$9,722	$5,581
Service Contracts	4,913	2,290	7,682	4,852
Total	$9,229	$5,183	$17,404	$10,433

Fixed Price Contracts

For fixed price contracts, we generally recognize revenue over time as work is performed due to continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. In our fixed price contracts, the customer either controls the work in process or we deliver products with no alternative use to the Company and have rights to payment for work performed to date plus a reasonable profit as evidenced by contractual termination clauses.

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed on a monthly basis. Payment terms for services are usually 30 days from invoice receipt but may increase to 45, 60, or 90 days depending on the customer.

Contract Balances

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues are recorded based on the extent of progress towards completion but cannot be invoiced under the terms of the contract. Such amounts are invoiced upon completion of contractual milestones. Billings in excess of costs and estimated earnings on uncompleted contracts arise when milestone billings are permissible under the contract, but the related costs have not yet been incurred. All contract costs are recognized on jobs formally approved by the customer and contracts are not shown as complete until virtually all anticipated costs have been incurred and the risk of loss has passed on to the customer.

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. At June 30, 2026 and December 31, 2025, there were no contracts with terms that extended beyond one year, other than one 18-month contract, which is expected to be completed within the next 12 months.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	June 30, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$9,855	$7,522
Estimated earnings on uncompleted contracts	7,552	7,138
	17,407	14,660
Less: Billings to date on uncompleted contracts	(14,723)	(11,975)
	$2,684	$2,685

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:

Contract assets	$2,890	$2,857
Contract liabilities	(206)	(172)
	$2,684	$2,685

The contract asset and liability balances as of June 30, 2026 and December 31, 2025, consisted primarily of revenue related to fixed-price projects.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Leasehold improvements	$2,489	$2,439
Equipment	7,031	6,818
Furniture, computers and office equipment	147	111
Construction in progress	2,216	213
Total property, plant and equipment	11,883	9,581
Less: Accumulated depreciation	(6,249)	(5,939)
Property, plant and equipment, net	$5,634	$3,642

Depreciation expense for the three and six months ended June 30, 2026, was $165 and $310, respectively. Depreciation expense for the three and six months ended June 30, 2025, was $141 and $272, respectively.

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets.

During the three and six months ended June 30, 2026, the Company recognized a total of $249 and $382 of share-based compensation expense, respectively. During the three and six months ended June 30, 2025, the Company recognized a total of$79 and $149 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested stock options was $148 and the unamortized estimated fair value of nonvested restricted stock was $142 at June 30, 2026.

NOTE 6:	TREASURY STOCK

Treasury shares are accounted for using the cost method. For the quarter ending June 30, 2026, treasury shares outstanding decreased by 29 shares and $22 related to employee bonuses paid out of treasury stock.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. As of June 30, 2026 and December 31, 2025, management has recorded a full deferred tax asset valuation allowance.

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

On September 29, 2025, the Company filed a civil action against OMSi in the United States District Court for the Southern District of Texas seeking to recover the unpaid amounts. For the quarter ended September 30, 2025, the Company recorded a reserve of $569 in Allowance for Credit Losses. The Company received a judgment against OMSi in January 2026 in the amount of approximately $575 and intends to pursue full recovery. The Company will adjust the reserve as new information becomes available.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - basic	12,256	12,088	12,227	12,088
Dilutive effect of common stock equivalents	539	386	522	401
Weighted average common shares outstanding - diluted	12,795	12,474	12,749	12,489

NOTE 10:	FACTORING AGREEMENT

On May 24, 2023, Koil Energy entered into a Purchase and Sale Agreement/Security Agreement (the “Factoring Agreement”) with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit (“Amegy”), which provided for the Company to sell its accounts receivable and other rights to payment to Amegy.

The purchase price for the receivables was the gross amount of the invoice minus the discount. The “discount” means 15% of the gross amount of an invoice that is generated by the rendering of services or selling of goods on a time and materials basis, and 25% of the gross amount of an invoice that is generated by the rendering of services or selling of goods on a milestone billing basis.

The receivables sold bore interest at a rate equal to the Prime Rate plus 2.00%. The Prime Rate had a floor of 8.00% for the purposes of the Factoring Agreement.

The Factoring Agreement was cancelled in May 2026 in conjunction with entering into the asset-based credit line with nFusion. Accordingly, as of June 30, 2026, Koil Energy had no factored invoices outstanding with Amegy, while on December 31, 2025, the Company had $541 of outstanding sales of accounts receivable to Amegy.

NOTE 11:	ASSET-BASED LENDING FACILITY

On May 19, 2026, Koil Energy entered into a Loan and Security Agreement with nFusion Capital Finance, LLC, pursuant to which nFusion will make revolving loans to the Company from time to time, in amounts determined by nFusion in its good faith business judgment, up to a maximum credit limit of $5,000. The facility is asset-based, and advances are subject to the weekly delivery of borrowing base certificates.

Obligations under the facility are secured by a first priority security interest in substantially all of Koil Energy’s assets, including accounts receivable, inventory, equipment, deposit accounts, general intangibles and other property, subject to customary exceptions and to nFusion’s agreement to subordinate its security interest in specific equipment to bona fide third-party equipment lenders under certain conditions.

Under the Loan and Security Agreement, nFusion may require Koil Energy to immediately repay any overadvance, may impose fees as set forth in the schedule to the agreement, and may accelerate all outstanding amounts and exercise remedies against the collateral upon the occurrence and continuation of events of default, including payment defaults, covenant defaults and other customary events of default.

Advances under the facility bear interest at a rate equal to the Prime Rate plus 4.75%. The Prime Rate is subject to a floor and shall at no time be less than 6.75% per annum, with interest accruing daily and payable monthly. In addition, nFusion charges a monthly fee equal to 0.25% of the average gross balance of Eligible Accounts of Borrower, which accrues daily and is payable in arrears on the last day of each month. As of June 30, 2026, the effective interest rate under the facility was 11.50%, before giving effect to the monthly fee.

The Company’s Synovus bank account serves as the depository account for the nFusion facility and had no balance as of June 30, 2026. Any future balance in this account will be classified as restricted cash while borrowings are outstanding under the nFusion facility. As of June 30, 2026, Koil Energy had $2,400 of outstanding borrowings with nFusion.

NOTE 12:	SEGMENT INFORMATION

The Company operates as a single operating segment, as an energy services company that provides equipment and support services to the world’s energy and offshore industries. The Company’s chief operating decision maker (“CODM”) is its CEO, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income to monitor budget versus actual results in assessing segment performance and the allocation of resources. Significant segment expenses are presented in the Company’s consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$9,229	$5,183	$17,404	$10,433
Share-based compensation and other personnel costs	4,359	2,355	8,132	5,120
Materials	421	793	1,552	1,427
Depreciation and amortization	181	156	359	303
Other cost of sales and selling, general and administrative expenses	3,598	1,517	6,420	3,189
Provision for income tax	22	8	51	15
Interest and other expense (income), net	(4)	293	(3)	(347)
Net income	$652	$61	$893	$32

The CODM regularly reviews asset information by consolidated assets since we only have one reportable segment.

NOTE 13:	INTANGIBLE CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

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

Capitalized software development costs related to the implementation of the Company’s ERP system are classified as Intangibles on the condensed consolidated balance sheets, and costs are amortized on a straight-line basis over their estimated useful lives and are included within depreciation and amortization expense in the condensed consolidated statements of operations.

For the three months ended June 30, 2026 and 2025, capitalized software development costs equaled $50 and $118, respectively. Amortization costs related to capitalized software for the same respective periods equaled $14 and $0. For the six months ended June 30, 2026 and 2025, capitalized software development costs totaled $89 and $118, respectively. Amortization costs related to capitalized software for the same respective periods equaled $27 and $0.

NOTE 14:	SUBSEQUENT EVENTS

We evaluated subsequent events through the date these financial statements were issued and determined that no subsequent events required recognition nor disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except per share amounts)

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of Koil Energy’s results of operations and financial condition. This information should be read in conjunction with the Company’s audited historical consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and which is available on the SEC’s website, and the Company’s unaudited condensed consolidated financial statements, and notes thereto, included with this Quarterly Report on Form 10-Q (“Report”) in Part I. Item 1. “Financial Statements.”

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

Global energy demand continues to rise. Meeting this demand requires incremental oil and natural gas production alongside growth in renewable energy sources. Years of underinvestment in offshore exploration and development are now fueling a resurgence in subsea activity. Deepwater fields naturally decline at an average rate of 7% per year, according to IHS Markit Ltd., underscoring the urgency for new development just to maintain current output. From our perspective, we are seeing global operators allocate more capital toward deepwater and ultra-deepwater developments, particularly in the US, Brazil, Norway, the Mediterranean, and West Africa.

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

In the second quarter of 2026, bidding activity for subsea tie-back and maintenance projects remained strong, consistent with the first quarter. During the quarter, Koil announced the award of a major project for subsea umbilical handling, spooling, and storage services. This project requires two large carousels, including a large mobile offshore carousel and stationary land-based carousel to execute the work. This award was a pivotal moment for Koil and further validates its strategy to expand its rental equipment and services platform. The project is being executed by Koil’s experienced service team and contributed to second quarter results through early completion of certain activities and mobilization of the asset. The majority of the project work is expected to be performed during the second half of 2026, followed by the long-term storage of the customer’s umbilical system.

To support execution of the project, Koil secured financing and acquired a new mobile carousel, while also redeploying an underutilized carousel from its existing fleet. The newly acquired 3,500-metric-ton modular offshore carousel is designed to be assembled onboard a vessel, enabling rapid mobilization and redeployment to project locations in the United States and internationally. The newly acquired carousel is ready for mobilization.

Subsequent to June 30, 2026, Koil announced that it had secured a significant contract in Brazil marking the Company's first subsea umbilical maintenance campaign in the world's largest deepwater market. Koil has successfully executed similar work many times throughout the industry, providing well-established solutions for the maintenance of critical subsea infrastructure. The project represents an important milestone in establishing Koil as the preferred provider of subsea umbilical maintenance services in Brazil and the broader region.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenues

	Three Months Ended June 30,		Increase
	2026	2025	$	%
Revenues	$9,229	$5,183	$4,046	78%

The 78% increase in revenues was primarily driven by a $1,423 increase in fixed-price projects, with an additional $2,623 increase from service work. The increase in fixed-price project revenues was attributable to a large, long-term integrated project, while the increase in service revenues was primarily driven by a large project involving two of the Company’s carousels. Revenues from new customers gained in the prior 12 months contributed $2,981, or 32% of total revenue, while legacy customers accounted for the remaining $6,248, or 68% of total revenue for the three months ended June 30, 2026.

Cost of Sales

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Cost of sales	$6,248	$3,454	$2,794	81%
Gross profit	$2,981	$1,729	$1,252	72%
Gross profit %	32%	33%	–	(1%	)

Cost of sales increased 81% from the second quarter of 2025 to the second quarter of 2026, generally consistent with higher revenue activity. The rate of increase was slightly above revenue growth, resulting in a 1% decrease in gross profit margin to 32% of sales, compared to 33% in the prior-year period. The primary driver of this change was a shift in revenue mix toward larger, long-term contracts.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $147 and $127 for the three months ended June 30, 2026 and 2025, respectively.

Selling, general and administrative expenses

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Selling, general & administrative	$2,303	$1,964	$339	17%
Selling, general & administrative as a % of revenue	25%	38%	–	(13%	)

Selling, general and administrative expenses (“SG&A”) increased by $339 in the second quarter of 2026 compared to the second quarter of 2025. The increase was primarily driven by higher administrative headcount and employee bonus expense, resulting in a $173 increase in personnel costs, as well as a $57 increase in legal cost to support bidding activity, a $54 increase in IT expenses from added software licenses, and a $55 increase across other cost categories.

The Company records depreciation expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $34 and $29 for the three months ended June 30, 2026 and 2025, respectively.

Other income, net

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Other income, net	$10	$291	$(281)	(97%	)
Other income, net as a % of revenue	0%	6%	–	(6%	)

The decline in other income, net was primarily due to a $250 gain recognized upon the successful resolution of the WW Champion lawsuit in the second quarter of 2025. In addition, the Company received a $34 dividend from its insurance company during the second quarter of 2025. These items did not recur in the second quarter of 2026.

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

The following is a reconciliation of net income to Adjusted EBITDA for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025
Net income	$652	$61

Add (Deduct): Interest (income) expense, net	14	(2)
Add: Income tax expense	22	8
Add: Depreciation and amortization	181	156
Add: Share-based compensation	249	79
Add: (Gain) on sale of asset	–	(11)
Add: (Gain) on litigation settlement	–	(250)
Add: Restructuring costs	–	122

Adjusted EBITDA	$1,118	$163

Adjusted EBITDA increased by $955 for the three months ended June 30, 2026, primarily due to higher project throughput, particularly in time and materials service contracts. A significant contributor was a major project to provide subsea umbilical handling, spooling, and storage services using the Company’s carousels. Share-based compensation increased, reflecting improved financial performance and commissions earned in connection with the booking of new projects. This stronger operating performance contributed to a $591 improvement in net income, from $61 in the quarter ended June 30, 2025, to $652 in the current year period.

The current year period did not include restructuring costs, while the three months ended June 30, 2025, included $122 of expenses related to efforts to streamline and strengthen administrative functions. In addition, the second quarter of 2025 included a $250 gain from the successful resolution of the WW Champion lawsuit.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenues

	Six Months Ended June 30,		Increase
	2026	2025	$	%
Revenues	$17,404	$10,433	$6,971	67%

Revenues increased 67% for the six months ended June 30, 2026, primarily driven by a $4,141 increase in fixed-price project revenues and a $2,830 increase in service revenues. The increase in fixed-price project revenues was attributable to a large, long-term integrated project, while the increase in service revenues was driven by a large project involving two of the Company’s carousels and increased throughput from Koil’s larger legacy customers. Revenues from customers acquired during the preceding 12 months totaled $5,422, or 31% of total revenues, while legacy customers generated the remaining $11,982, or 69% of total revenues.

Cost of Sales

	Six Months Ended June 30,		Increase
	2026	2025	$	%
Cost of sales	$11,810	$7,052	$4,758	67%
Gross profit	$5,594	$3,381	$2,213	65%
Gross profit %	32%	32%	–	–

Cost of sales increased 67% from the first six months of 2025 to the first six months of 2026, generally consistent with higher revenue activity. Gross margins remained stable at 32% of sales, as increased Brazil office expenses during the first six months of 2026 were offset by a more favorable project mix.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $292 and $248 for the six months ended June 30, 2026 and 2025, respectively.

Selling, general and administrative expenses

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	$	%
Selling, general & administrative	$4,648	$3,693	$955	26%
Selling, general & administrative as a % of revenue	27%	35%	–	(8%	)

Selling, general and administrative expenses increased by $955 in the first six months of 2026 compared to the first six months of 2025. The increase was primarily driven by higher administrative headcount and employee bonus expense, resulting in a $626 increase in personnel costs, as well as a $97 increase in sales and marketing expense, a $54 increase in IT expenses from added software licenses, and a $56 increase across other cost categories.

The Company records depreciation expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $66 and $58 for the six months ended June 30, 2026 and 2025, respectively.

Other income, net

	Six Months Ended June 30,		(Decrease)
	2026	2025	$	%
Other income, net	$5	$331	$(326)	(98%	)
Other income, net as a % of revenue	0%	3%	–	(3%	)

The decline in other income, net was primarily due to a $250 gain recognized upon the successful resolution of the WW Champion lawsuit in the first six months of 2025. In addition, the Company received a $34 dividend from its insurance company during the first six months of 2025. These items did not recur in the first six months of 2026.

Adjusted EBITDA

The following is a reconciliation of net income to Adjusted EBITDA for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
Net income	$893	$32

Add (Deduct): Interest (income) expense, net	8	(16)
Add: Income tax expense	51	15
Add: Depreciation and amortization	359	303
Add: Share-based compensation	381	149
Add: (Gain) on sale of asset	1	(12)
Add: (Gain) on litigation settlement	–	(250)
Add: Restructuring costs	–	279

Adjusted EBITDA	$1,691	$500

Adjusted EBITDA increased by $1,191 for the six months ended June 30, 2026, primarily due to higher project throughput, particularly in time and materials service contracts. A significant contributor was a major project to provide subsea umbilical handling, spooling, and storage services using the Company’s carousels. Share-based compensation increased, reflecting improved financial performance and commissions earned in connection with the booking of new projects. This stronger operating performance contributed to a $861 improvement in net income, from $32 in the six months ended June 30, 2025, to $893 in the current year period.

The current year period did not include restructuring costs, while the three months ended June 30, 2025, included $279 of expenses related to efforts to streamline and strengthen administrative functions. In addition, the second quarter of 2025 included a $250 gain from the successful resolution of the WW Champion lawsuit.

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

The Company believes it will have adequate liquidity to meet its future operating requirements. We are generally dependent on our cash flows from operations to fund our working capital requirements, and the uncertainties noted above create risks that we may not achieve our planned earnings or cash flow from operations. On May 19, 2026, we entered into a Loan and Security Agreement with nFusion Capital Finance, LLC (“nFusion”), pursuant to which nFusion will make revolving loans to the Company from time to time, in amounts determined by nFusion in its good faith business judgment, up to a maximum credit limit of $5,000. The facility is asset-based, and advances are subject to the weekly delivery of borrowing base certificates. The facility has an initial term of 12 months and is scheduled to mature in May 2027. The Company expects the facility to be renewed at that time, although renewal remains subject to the terms of the agreement and the parties’ mutual agreement.

The Company’s principal liquidity needs are to fund ongoing operations, working capital, and capital expenditures. During the six months ended June 30, 2026, cash decreased by $613. Net cash used in operating activities totaled $704, primarily driven an increase in accounts receivable. Net cash used in investing activities was $1,750, primarily related to capital expenditures, patent costs, and internal software development. Net cash provided by financing activities was $1,856 and included net payments of $541 to extinguish the Factoring Agreement and net borrowings of $2,400 under the nFusion facility.

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

Refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

Refer to Note 1 in Part II. Item 8. “Financial Statements and Supplemental Data,” in our Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of recently issued accounting standards. There have been no significant changes to the status or expected impact of these standards during the six months ended June 30, 2026.

Litigation

OMSi Lawsuit

In December 2024, the Company completed work under purchase orders with OMS International Limited (OMSi), a UK-based subsea engineering firm. The Company successfully completed the project in March 2025 and issued invoices totaling $569. OMSi has not remitted payment on the outstanding invoices and has not responded to the Company’s repeated requests for payment.

On September 29, 2025, the Company filed a civil action against OMSi in the United States District Court for the Southern District of Texas seeking to recover the unpaid amounts. For the quarter ended September 30, 2025, the Company recorded a reserve of $569 in Allowance for Credit Losses. The Company received a judgment against OMSi in January 2026 in the amount of approximately $575 and intends to pursue full recovery. The Company will adjust the reserve as new information becomes available.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the six months ended June 30, 2026.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 6, 2026, the Company issued an aggregate of 50,000 shares of common stock to a director upon the exercise of non-qualified stock options, in a transaction not registered under the Securities Act. The exercise price of the options was an aggregate of $36,000. The issuance was exempt from registration under the Securities Act pursuant to the exemption provided in Section 4(a)(2) thereof because the transaction was between the Company and a director and did not involve a public offering. The proceeds will be used for working capital and general corporate purposes.

On August 11, 2026, the Company issued an aggregate of 50,000 shares of common stock to a director upon the exercise of non-qualified stock options, in a transaction not registered under the Securities Act. The exercise price of the options was an aggregate of $36,000. The issuance was exempt from registration under the Securities Act pursuant to the exemption provided in Section 4(a)(2) thereof because the transaction was between the Company and a director and did not involve a public offering. The proceeds will be used for working capital and general corporate purposes.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOIL ENERGY SOLUTIONS, INC.

August 14, 2026	/s/ Erik Wiik
Date	Erik Wiik
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2026	/s/ Kurt Keller
Date	Kurt Keller
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

31.1*	Certification of Erik Wiik, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Kurt Keller, Chief Financial Officer, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Statement of Erik Wiik, President and Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Statement of Kurt Keller, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

