Form 10-Q
period 2026-09-30
Koil Energy Solutions, Inc.
filed 2026-11-13
CIK 1110607

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

At November 13, 2026, there were 13,853,552 shares outstanding of Common Stock, par value $0.001 per share.

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

i

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

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash	$561	$1,535
Accounts receivable, net of allowance for credit losses of $569 as of September 30, 2026 and December 31, 2025	9,467	4,796
Inventory	711	354
Contract assets	3,474	2,858
Prepaid expenses and other current assets	703	402
Total current assets	14,916	9,945

Property, plant and equipment, net	6,339	3,642
Intangibles, net	520	306
Right-of-use operating lease assets	5,186	5,770
Right-of-use finance lease assets	38	53
Other assets	83	98
Total assets	$27,082	$19,814

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,208	$3,050
Contract liabilities	993	172
Deferred revenue	360	315
Borrowing under factoring arrangement	–	541
Borrowings under credit facilities	3,499	–
Other liabilities	452	143
Current operating lease liabilities	977	899
Current finance lease liabilities	8	20
Total current liabilities	11,497	5,140

Other liabilities, long-term	20	24
Operating lease liability, long-term	4,955	5,658
Finance lease liability, long-term	23	29
Total liabilities	16,495	10,851

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, 24,500,000 shares authorized at $0.001 par value, 16,506,010 and 16,206,010 issued at September 30, 2026, and December 31, 2025, respectively	16	16
Additional paid-in capital	75,043	74,618
Treasury stock, 3,882,830 and 4,017,808 shares at September 30, 2026, and December 31, 2025, respectively, at cost	(3,030)	(3,135)
Accumulated other comprehensive loss	(21)	(15)
Accumulated deficit	(61,421)	(62,521)
Total stockholders' equity	10,587	8,963
Total liabilities and stockholders' equity	$27,082	$19,814

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues	$10,306	$6,367	$27,709	$16,799
Costs and expenses
Cost of sales	7,532	4,315	19,342	11,341
Selling, general and administrative	2,327	2,514	6,974	6,220
Total costs and expenses	9,859	6,829	26,316	17,561
Operating income (loss)	447	(462)	1,393	(762)
Interest income (expense), net	(174)	–	(182)	16
Other income (expense), net	(29)	57	(24)	375
Gain (loss) on sale of property, plant and equipment	(16)	–	(15)	12
Income (loss) before income tax expense	228	(405)	1,172	(359)
Income tax expense	21	8	72	23
Net income (loss)	$207	$(413)	$1,100	$(382)

Net income (loss) per share:
Basic	$0.02	$(0.03)	$0.09	$(0.03)
Fully diluted	$0.02	$(0.03)	$0.09	$(0.03)

Weighted-average shares outstanding:
Basic	12,502	12,169	12,318	12,115
Fully diluted	13,028	12,169	12,841	12,115

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

5

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Net income (loss)	$207	$(413)	$1,100	$(382)
Foreign currency translation adjustment	(6)	–	(6)	–
Comprehensive income (loss)	$201	$(413)	$1,094	$(382)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	(Loss)	Deficit	Equity

Balance at December 31, 2025	16,206	$16	$74,618	$(3,135)	$(15)	$(62,521)	$8,963

Net income	–	–	–	–	–	241	241
Restricted stock comp earned	–	–	56	–	–	–	56
Share-based compensation	–	–	75	–	–	–	75
Shares issued to employees	10	–	23	–	–	–	23
Foreign currency translation	–	–	–	–	(2)	–	(2)

Balance at March 31, 2026	16,216	$16	$74,772	$(3,135)	$(17)	$(62,280)	$9,356

Net income	–	–	–	–	–	652	652
Restricted stock comp earned	–	–	56	–	–	–	56
Share-based compensation	–	–	60	–	–	–	60
Shares issued to employees	290	–	13	22	–	–	35
Foreign currency translation	–	–	–	–	2	–	2

Balance at June 30, 2026	16,506	$16	$74,901	$(3,113)	$(15)	$(61,628)	$10,161

Net income	–	–	–	–	–	207	207
Restricted stock comp earned	–	–	57	–	–	–	57
Share-based compensation	–	–	79	–	–	–	79
Shares issued to employees	–	–	11	5	–	–	17
Foreign currency translation	–	–	–	–	(6)	–	(6)
Stock option exercises	–	–	(6)	78	–	–	72

Balance at September 30, 2026	16,506	$16	$75,043	$(3,030)	$(21)	$(61,421)	$10,587

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(In thousands)	Shares (#)	Amount ($)	Capital	Stock	Loss	Deficit	Equity

Balance at December 31, 2024	16,106	$16	$74,206	$(3,135)	$–	$(62,483)	$8,604

Net loss	–	–	–	–	–	(29)	(29)
Share-based compensation	–	–	70	–	–	–	70

Balance at March 31, 2025	16,106	$16	$74,276	$(3,135)	$–	$(62,512)	$8,645

Net income	–	–	–	–	–	61	61
Share-based compensation	–	–	79	–	–	–	79

Balance at June 30, 2025	16,106	$16	$74,355	$(3,135)	$–	$(62,451)	$8,785

Net loss	–	–	–	–	–	(413)	(413)
Restricted stock comp earned	–	–	43	–	–	–	43
Share-based compensation	–	–	49	–	–	–	48
Stock option exercise	100	–	37	–	–	–	37

Balance at September 30, 2025	16,206	$16	$74,484	$(3,135)	$–	$(62,864)	$8,501

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KOIL ENERGY SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,100	$(382)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	560	241
Depreciation and amortization	597	449
Loss (gain) on sale of property, plant and equipment	15	(12)
Provision for credit losses	–	569
Non-cash lease (income) expense	(29)	58
Changes in operating assets and liabilities:
Accounts receivable, net	(4,628)	(2,882)
Contract assets	(616)	1,366
Inventory	(357)	217
Prepaid expenses and other current assets	(301)	(330)
Other assets, net	15	168
Accounts payable and accrued expenses	1,421	(334)
Contract liabilities	821	(241)
Deferred revenue	45	75
Other liabilities	302	–
Net cash used in operating activities	(1,055)	(1,038)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1	12
Capitalized software development costs	(116)	(212)
Patent acquisitions, net of write-offs	(25)	–
Purchases of property, plant and equipment	(2,648)	(952)
Capitalized patent cost	(126)	–
Net cash used in investing activities	(2,914)	(1,152)

Cash flows from financing activities:
Principal payments under finance lease obligations	(17)	(15)
Capital contribution, net	(15)	–
Principal payments on long-term notes payable	–	(9)
Proceeds from factoring arrangement	375	703
Payments on factoring arrangement	(916)	–
Borrowings under revolving credit facility	13,937	–
Payments on revolving credit facility	(10,438)	–
Proceeds from stock options exercised	72	37
Net cash provided by financing activities	2,998	716

Effect of exchange rate changes on cash	(3)	–

Change in cash	(974)	(1,474)
Cash, beginning of period	1,535	3,422
Cash, end of period	$561	$1,948

Supplemental disclosure of non-cash investing activities:
Property, plant and equipment acquired via debt	636	137
Operating lease - right-of-use assets obtained in exchange for lease liabilities	–	1,159
Finance lease - right-of-use assets obtained in exchange for lease liabilities	–	53

Cash paid during period for:
Interest	$163	$19
Taxes	$60	$35

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE 1:	BASIS OF PRESENTATION

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

Liquidity

The Company had cash on hand of $561 and net working capital of $3,419 as of September 30, 2026. As of December 31, 2025, cash on hand and working capital were $1,535 and $4,805, respectively. The Company generally relies on cash on hand, cash flows from operations, an asset-based lending facility, and various financing arrangements to satisfy its liquidity needs.

On May 19, 2026, the Company entered into an asset-based Loan and Security Agreement with nFusion Capital Finance, LLC (“nFusion”). Advances made under the facility bear interest at a rate equal to the Wall Street Journal Prime Rate (“Prime Rate”) plus 4.75%. The Prime Rate has a floor and at no time shall it be less than 6.75% for the purposes of this agreement. As of September 30, 2026, the Company had $3,499 of outstanding borrowings under the nFusion facility. The facility has an initial term of 12 months and is scheduled to mature in May 2027. The Company expects the facility to be renewed at that time, although renewal remains subject to the terms of the agreement and the parties’ mutual agreement. The availability of additional borrowings under the facility is subject to the borrowing base, the terms and conditions of the agreement, and the Company’s continued compliance with applicable covenants.

Subsequent to September 30, 2026, the Company entered into an equipment financing arrangement with 36th Street Capital Partners, LLC, providing approximately $1,122 in financing for specified equipment purchases and related vendor obligations, including amounts payable to Nexans High Voltage USA. The financing requires monthly payments of approximately $33 over a 42-month term.

Additionally, on October 29, 2026, the Company completed a private placement, generating $5,624 in gross proceeds before placement agent fees and other offering expenses. The Company intends to use the net proceeds for purchases of rental equipment, working capital requirements and general corporate purposes. For additional information regarding these transactions, refer to Note 14, Subsequent Events, to the unaudited condensed consolidated financial statements.

The Company believes that its cash on hand, anticipated cash flows from operations, and borrowings available under the nFusion facility will provide adequate liquidity to meet its anticipated working-capital requirements and other liquidity needs for the next 12 months. The Company may also seek to raise additional capital through equity offerings or new financing facilities, although there can be no assurance that such capital will be available on acceptable terms, or at all. This assessment is based on management’s current operating plan and assumptions regarding customer demand, project timing, customer collections, operating expenditures, and the continued availability of financing under existing arrangements.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Koil Energy for the three and nine months ended September 30, 2026, and 2025. All intercompany transactions and balances have been eliminated.

Segments

For the three and nine months ended September 30, 2026, and 2025, the Company’s operations were organized as one reportable segment and one operating segment.

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

From November 2025 through June 2026, Koil Energy Brazil sublet a portion of its administrative offices for 30 Brazilian reals per month (approximately $5 at current exchange rates). Sublease income recognized during the three and nine months ended September 30, 2026, equaled $0 and $30, respectively, and is recognized as revenue in the accompanying condensed consolidated statements of operations.

The following tables present information about our operating and finance leases:

	Classification	September 30, 2026	December 31, 2025
Assets
Operating	Right-of-use operating lease assets	$5,186	$5,770
Finance	Right-of-use finance lease assets	38	53
Total lease assets		$5,224	$5,823

Liabilities
Current
Operating	Current operating lease liabilities	$977	$899
Finance	Current finance lease liabilities	8	20

Non-current
Operating	Operating lease liability, long-term	4,955	5,658
Finance	Finance lease liability, long-term	23	29
Total lease liabilities		$5,963	$6,606

The components of our lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2026	2025	2026	2025
Finance lease costs
Amortization of ROU assets	Selling, general and administrative	$5	$3	$10	$9
Interest on lease liabilities	Interest Expense	1	1	1	3
Operating lease expense	Cost of sales	273	285	817	794
Operating lease expense	Selling, general and administrative	55	54	164	163
Short term lease expense	Cost of sales	340	253	762	535
Total lease expense		$674	$596	$1,754	$1,504

The lease term and discount rate for our operating and finance leases were as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease terms (years)
Operating leases	5.57	6.67
Finance leases	3.67	3.47

Weighted-average discount rates
Operating leases	7.51%	7.44%
Finance leases	4.02%	4.66%

Present value of lease liabilities:

	Operating Leases	Finance Leases
October 1, 2026 - September 30, 2027	$1,362	$9
October 1, 2027 - September 30, 2028	1,372	9
October 1, 2028 - September 30, 2029	1,177	9
October 1, 2029 - September 30, 2030	1,075	8
October 1, 2030 - September 30, 2031	1,096	–
Thereafter	1,212	–
Total lease payments	$7,294	$35
Less: Interest	(1,362)	(4)
Present value of lease liabilities	$5,932	$31

NOTE 3:	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by fixed price and service contracts. Sales taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Fixed Price Contracts	$2,806	$3,729	$12,611	$9,310
Service Contracts	7,500	2,638	15,098	7,489
Total	$10,306	$6,367	$27,709	$16,799

Fixed Price Contracts

For fixed price contracts, we generally recognize revenue over time as work is performed due to continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. In our fixed price contracts, the customer either controls the work in process, or we deliver products with no alternative use to the Company and have rights to payment for work performed to date plus a reasonable profit as evidenced by contractual termination clauses.

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

Service Contracts

We recognize revenue for service contracts measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred over time when the services are rendered to the customer on a daily basis. Specifically, we recognize revenue as the services are provided as we have the right to invoice the customer for the services performed. Services are billed on a monthly basis. Payment terms for services are usually 30 days from invoice receipt but may increase to 45 or 60 days depending on the customer.

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

Assets related to costs and estimated earnings in excess of billings on uncompleted contracts, as well as liabilities related to billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, complete collection of amounts related to these contracts may extend beyond one year though such long-term contracts include contractual milestone billings as discussed above. On September 30, 2026 and December 31, 2025, there were no contracts with terms that extended beyond one year, other than one 18-month contract, which is expected to be completed within the next 12 months.

The following table summarizes our contract assets, which are “Costs and estimated earnings in excess of billings on uncompleted contracts” and our contract liabilities, which are “Billings in excess of costs and estimated earnings on uncompleted contracts”.

	September 30, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$10,926	$7,522
Estimated earnings on uncompleted contracts	7,338	7,138
	18,264	14,660
Less: Billings to date on uncompleted contracts	(15,783)	(11,974)
	$2,481	$2,686

Included in the accompanying unaudited condensed consolidated balance sheets under the following captions:

Contract assets	$3,474	$2,858
Contract liabilities	(993)	(172)
	$2,481	$2,686

The contract asset and liability balances as of September 30, 2026, and December 31, 2025, consisted primarily of revenue related to fixed-price projects.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options, potential variation orders, and any remaining performance obligations for any sales arrangements that had not fully satisfied the criteria to be considered a contract with a customer pursuant to the requirements of Accounting Standards Codification 606.

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

NOTE 4:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Leasehold improvements	$2,494	$2,439
Equipment	9,655	6,818
Furniture, computers and office equipment	178	111
Construction in progress	463	213
Total property, plant and equipment	12,790	9,581
Less: Accumulated depreciation	(6,451)	(5,939)
Property, plant and equipment, net	$6,339	$3,642

Depreciation expense for the three and nine months ended September 30, 2026, was $215 and $543, respectively. Depreciation expense for the three and nine months ended September 30, 2025, was $141 and $412, respectively.

NOTE 5:	SHARE-BASED COMPENSATION

Share-based compensation is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets.

During the three and nine months ended September 30, 2026, the Company recognized a total of $152 and $560 of share-based compensation expense, respectively. During the three and nine months ended September 30, 2025, the Company recognized a total of $92 and $241 of share-based compensation expense, respectively. The unamortized estimated fair value of nonvested stock options was $381 and the unamortized estimated fair value of nonvested restricted stock was $205 on September 30, 2026.

NOTE 6:	TREASURY STOCK

Treasury shares are accounted for using the cost method. For the quarter ending September 30, 2026, treasury shares outstanding decreased by 106 shares and $5 related to employee bonuses paid out, and $78 related to executed stock options of treasury stock.

NOTE 7:	INCOME TAXES

Income tax expense during interim periods is based on applying the estimated annual effective income tax rate to interim period operations. The estimated annual effective income tax rate may vary from the statutory rate due to the impact of permanent items relative to our pre-tax income, as well as by any valuation allowance recorded. We employ an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial basis and the tax basis of those assets and liabilities. A valuation allowance is established when it is more likely than not that some of the deferred tax assets will not be realized. As of September 30, 2026, and December 31, 2025, management has recorded a full deferred tax asset valuation allowance.

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

Litigation

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business. The Company expenses or accrues legal costs as incurred and is not a defendant in any material legal proceedings as of the date of these financial statements.

OMSi Lawsuit

In December 2024, the Company started performing work under purchase orders with OMS International Limited (OMSi), a UK-based subsea engineering firm. The Company successfully completed the project in March 2025 and issued invoices totaling $569. OMSi has not remitted payment on the outstanding invoices and has not responded to the Company’s repeated requests for payment.

On September 29, 2025, the Company filed a civil action against OMSi in the United States District Court for the Southern District of Texas seeking to recover the unpaid amounts. For the quarter ended September 30, 2025, the Company recorded a reserve of $569 in Allowance for Credit Losses. The Company received a judgment against OMSi in January 2026 in the amount of approximately $575 and intends to pursue full recovery. The receivable remains fully reserved at September 30, 2026, and the Company will adjust the reserve as new information becomes available.

NOTE 9:	EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted-average number of common shares and the dilutive effect of common stock equivalents (nonvested stock awards and stock options) using the treasury method.

In each relevant period, the net income (loss) used in the basic and diluted EPS calculations is the same. The following table reconciles the weighted-average basic number of common shares outstanding and the weighted-average diluted number of common shares outstanding for the purpose of calculating basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted average common shares outstanding - basic	12,502	12,169	12,318	12,115
Dilutive effect of common stock equivalents	526	–	523	–
Weighted average common shares outstanding - diluted	13,028	12,169	12,841	12,115

NOTE 10:	FACTORING AGREEMENT

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

The Factoring Agreement was cancelled in May 2026 in conjunction with entering into the asset-based credit line with nFusion. Accordingly, as of September 30, 2026, Koil Energy had no factored invoices outstanding with Amegy, while on December 31, 2025, the Company had $541 of outstanding sales of accounts receivable to Amegy.

NOTE 11:	ASSET-BASED LENDING FACILITY

On May 19, 2026, Koil Energy entered into a Loan and Security Agreement with nFusion, pursuant to which nFusion makes revolving loans to the Company from time to time, in amounts determined by nFusion in its good faith business judgment, up to a maximum credit limit of $5,000. The facility is asset-based, and advances are subject to the weekly delivery of borrowing base certificates.

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

Advances under the facility bear interest at a rate equal to the Prime Rate plus 4.75%. The Prime Rate is subject to a floor and shall at no time be less than 6.75% per annum, with interest accruing daily and payable monthly. In addition, nFusion charges a monthly fee equal to 0.25% of the average gross balance of Eligible Accounts of Borrower, which accrues daily and is payable in arrears on the last day of each month. As of September 30, 2026, the effective interest rate under the facility was 11.50%, before giving effect to the monthly fee.

A company bank account serves as the depository account for the nFusion facility, which had no balance as of September 30, 2026. Any future balance in this account will be classified as restricted cash while borrowings are outstanding under the nFusion facility. As of September, 30, 2026, Koil Energy had $3,499 of outstanding borrowings with nFusion.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$10,306	$6,367	$27,709	$16,799
Share-based compensation and other personnel costs	3,925	2,910	11,175	7,756
Materials	597	1,084	2,149	2,271
Depreciation and amortization	238	146	597	449
Other cost of sales and selling, general and administrative expenses	5,115	2,575	12,410	6,291
Provision for income tax	21	8	72	23
Interest and other expense, net	203	57	206	391
Net income	$207	$(413)	$1,100	$(382)

The CODM regularly reviews asset information by consolidated assets since we only have one reportable segment.

NOTE 13:	INTANGIBLE CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET

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

For the three months ended September 30, 2026, and 2025, capitalized software development costs equaled $27 and $87, respectively. Amortization costs related to capitalized software for the same respective periods equaled $19 and $0. For the nine months ended September 30, 2026, and 2025, capitalized software development costs totaled $116 and $212, respectively. Amortization costs related to capitalized software for the same respective periods equaled $46 and $0.

NOTE 14:	SUBSEQUENT EVENTS

Private Placement

On October 27, 2026, the Company entered into a securities purchase agreement (the "Purchase Agreement") with certain institutional and other accredited investors (the "Purchasers"), pursuant to which the Company agreed to issue and sell in a private placement (i) an aggregate of 1,330,372 shares of the Company's common stock at a purchase price of $2.50 per share and (ii) pre-funded warrants to purchase up to 919,628 shares of common stock (the "Pre-Funded Warrants") at a purchase price of $2.499 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.001 per share, is exercisable immediately, and remains outstanding until exercised in full. On October 29, 2026, the Company consummated the Purchase Agreement and received aggregate gross proceeds of approximately $5,624 before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds for purchases of rental equipment, working capital requirements and general corporate purposes.

Finance Lease Agreement

On October 7, 2026, the Company entered into a Master Lease Agreement with 36th Street Capital Partners, LLC (the "Lessor"), under which the Company sold certain equipment with a total cost of $1,122 to the lessor and leased it back. The proceeds were allocated to specified equipment purchases and vendor invoices, including approximately $381 designated for payment directly to Nexans High Voltage, USA, $604 designated for other eligible equipment-related obligations, and $132 for advance payments, and $5 for transaction expenses. The agreement provides for a 42-month term with monthly payments of approximately $33, plus applicable taxes, and a nominal purchase option at the end of the term for $0. Because the purchase option is nominal and the Company retains control of the equipment, the transaction does not qualify as a sale and is accounted for as a financing arrangement. Accordingly, the equipment remains recorded in property and equipment and will continue to be depreciated over its useful life, with the proceeds recognized as a financing obligation.

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

Global energy demand continues to rise. Meeting this demand requires incremental oil and natural gas production alongside growth in renewable energy sources. Years of underinvestment in offshore exploration and development are now fueling a resurgence in subsea activity. Deepwater fields naturally decline at an average rate of just over 10% per year, according to the International Energy Agency (the “IEA”), underscoring the urgency for new development just to maintain current output. From our perspective, we are seeing global operators allocate more capital toward deepwater and ultra-deepwater developments, particularly in the US, Brazil, Norway, the Mediterranean, and West Africa.

There are three primary methods to maintain or expand subsea production:

(1)	Long-cycle greenfield development projects;
(2)	Subsea tie-back projects that connect new wells to existing infrastructure; and
(3)	Maintenance and life-extension activities, including upgrades of aging equipment and systems

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

A key advantage of subsea tie-back developments is the potential for shorter payback periods than traditional greenfield projects. Leveraging existing assets, these projects frequently have the potential to achieve first oil within two years of final investment decision. However, success hinges on meticulous planning and swift execution. Integrating new equipment into an aging infrastructure presents both technical challenges and opportunities, making adaptability and foresight essential. Proven, practical design, backed by a deep team experienced in subsea installation and commissioning, plays a critical role in ensuring reliability and staying on schedule. This is KOIL’s forte.

Industry forecasts indicate continued strength in the offshore market. According to Westwood Global Energy Ltd. (“Westwood”), 63 offshore final investment decisions (FIDs) were recorded through the first nine months of 2026, and an additional 26 are expected by year-end, which would bring the full-year total to approximately 89, compared with 57 in 2025. Westwood also forecasts approximately 1,380 subsea tree installations through 2030, with contract award activity expected to accelerate over the next several years. These are third-party estimates and are subject to revision.

In the third quarter of 2026, Koil Energy continued to expand its market coverage through forming a strategic partnership with Pipeline Network, a consultancy focused on the oil and gas pipeline services sector, designed to expand Koil Energy's international presence, operational capabilities, and customer support across the Eastern Hemisphere. During the quarter it was also announced that Koil has secured a significant contract in Brazil, marking the Company's first subsea umbilical maintenance campaign in a leading deepwater market. The project’s scope includes re-termination and testing of umbilical elements, including chemical injection and hydraulic control lines and electrical cables. We are using proprietary methodology and specialized equipment to perform the pull-in, removal and replacement of umbilical elements. We believe this contract positions us to pursue additional subsea umbilical maintenance opportunities in Brazil and the surrounding region.

Subsequent to September 30, 2026, Koil Energy announced that it had secured a significant contract for Subsea Cable Management Services where the Company will deploy a dedicated team of experienced service supervisors and technicians to provide operational support and coordination, including umbilical spooling and operations. The scope also includes specialized rental equipment and highlights Koil Energy’s ability to complement its subsea equipment offerings with experienced field service personnel and ongoing operational support.

In summary, we believe the subsea market is entering a period of sustained development, supported by deepwater investment, increased tieback activity and greater use of existing offshore infrastructure. Operators are increasingly prioritizing shorter-cycle, capital-efficient developments, which we believe may create multi-year opportunities for specialized subsea service providers such as the Company. Industry sources expect subsea wells to account for a growing proportion of offshore production over the next decade.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues

	Three Months Ended September 30,		Increase
	2026	2025	$	%
Revenues	$10,306	$6,367	$3,939	62%

The 62% increase in revenues was primarily driven by a $4,862 increase from service work. Partially offset by a decrease in revenue from fixed price projects of $923. The increase in service revenues was primarily driven by a large project involving two of the Company’s carousels. The decrease in fixed-price project revenues was attributable to timing of long-term projects ending.

Cost of Sales

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
Cost of sales	$7,532	$4,315	$3,217	75%
Gross profit	$2,774	$2,052	$722	35%
Gross profit %	27%	32%	–	(5%	)

Cost of sales increased 75% from the third quarter of 2025 to the third quarter of 2026, generally consistent with higher revenue activity. The rate of increase was above revenue growth, resulting in a 5% decrease in gross profit margin to 27% of sales, compared to 32% in the prior-year period. A greater share of contracts in the current period included significant cost-plus components, which was the primary reason for the decrease. Under these arrangements, we earn a markup on costs incurred, which generally produces a lower gross margin percentage.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $197 and $124 for the three months ended September 30, 2026 and 2025, respectively.

Selling, general and administrative expenses

	Three Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
Selling, general & administrative	$2,327	$2,514	$(187)	(7%	)
Selling, general & administrative as a % of revenue	23%	39%	–	(17%	)

Selling, general and administrative expenses (“SG&A”) decreased approximately $187 during the third quarter of 2026 compared with the same period in 2025. The decrease was primarily attributable to a $562 reduction in Other G&A expenses, largely due to the $569 of bad debt expense related to OMSi recorded in the prior-year period, with no comparable expense in the current year. Additional decreases included $85 in legal and corporate expenses and $21 in professional fees. These decreases were partially offset by increases related to corporate growth of $198 in personnel-related expenses, $88 in information technology, $70 in insurance, and $125 across various other accounts.

The Company records depreciation expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $18 and $22 for the three months ended September 30, 2026 and 2025, respectively.

Other income, net

	Three Months Ended September 30,			Increase (Decrease)
	2026		2025	$	%
Other income, net	$(29)		$57	$(86)	nm
Other income, net as a % of revenue	(0%	)	1%	–	(1%	)

The decline in other income of $86, net was primarily due to the one-time write-down from the WW Champion litigation in the year-ago quarter, which totaled $84. Other fees accounted for the remaining $2.

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

The following is a reconciliation of net income to Adjusted EBITDA for the three months ended September 30, 2026, and 2025:

	Three Months Ended
	September 30,
	2026	2025
Net income (loss)	$207	$(413)

Add: Interest expense, net	174	–
Add: Income tax expense	21	8
Add: Depreciation and amortization	238	146
Add: Share-based compensation	181	92
Add: Loss on sale of asset	16	–
Add: (Gain) on litigation settlement	–	(84)

Adjusted EBITDA	$837	$(251)

Adjusted EBITDA increased by $1,088 for the three months ended September 30, 2026, due to higher net income and larger add-backs. Net income increased by $620, primarily due to higher project throughput and the non-recurring OMSi write-off recorded in the prior-year quarter. Borrowings under the nFusion facility increased net interest expense, which raised the interest add-back by $174. The depreciation and amortization add-back increased by $92, due to recently purchased fixed assets placed into service. Share-based compensation increased by $89, reflecting improved financial performance and commissions earned on new project bookings. Other items contributed the remaining $113.

Depreciation and amortization include amortization of intangible assets, which is excluded from depreciation expense disclosed in the Property and Equipment footnote.

Nine Months Ended September 30, 2026 Compared to nine Months Ended September 30, 2025

Revenues

	Nine Months Ended September 30,		Increase
	2026	2025	$	%
Revenues	$27,709	$16,799	$10,910	65%

Revenues increased 65% for the nine months ended September 30, 2026, primarily driven by a $3,301 increase in fixed-price project revenues and a $7,609 increase in service revenues. The increase in fixed-price project revenues was attributable to a large, long-term integrated project, while the increase in service revenues was driven by a large project involving two of the Company’s carousels and increased throughput from Koil’s larger legacy customers.

Cost of Sales

	Nine Months Ended September 30,		Increase
	2026	2025	$	%
Cost of sales	$19,342	$11,341	$8,001	71%
Gross profit	$8,367	$5,458	$2,909	53%
Gross profit %	30%	32%	–	(2%	)

Cost of sales increased 71% from the first nine months of 2025 to the first nine months of 2026, generally consistent with higher revenue activity. Gross margin declined slightly to 30% of sales from 32%, as a greater share of contracts in the current period included significant cost-plus components.

The Company records depreciation expense related to revenue-generating property, plant and equipment as cost of sales, which totaled $490 and $368 for the nine months ended September 30, 2026, and 2025, respectively. The increase was driven by more fixed assets placed in service.

Selling, general and administrative expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	$	%
Selling, general & administrative	$6,974	$6,220	$754	12%
Selling, general & administrative as a % of revenue	25%	37%	–	(12%	)

Selling, general and administrative expenses ("SG&A") increased approximately $754 during the first nine months of 2026 compared with the same period in 2025. The increase was primarily driven by higher personnel costs of $791, information technology expenses of $165, travel and entertainment expenses of $115, public company expenses of $111, insurance expenses of $93, and other expenses of $211. These increases were partially offset by decreases in Other G&A of $548, primarily due to the absence of prior-year bad debt expense related to OMSi, IT professional fees of $127, and other net reductions of $57.

The Company records depreciation expense related to administrative property, plant and equipment and intellectual property as SG&A, which totaled $107 and $81 for the nine months ended September 30, 2026, and 2025, respectively.

Other income, net

	Nine Months Ended September 30,			(Decrease)
	2026		2025	$	%
Other income, net	$(24)		$375	$(399)	nm
Other income, net as a % of revenue	(0%	)	2%	–	(2%	)

Other income, net decreased by $399, from income of $375 for the nine months ended September 30, 2025, to an expense of $24 for the nine months ended September 30, 2026. The decrease was primarily due to a $333 gain recognized in the prior-year period upon the favorable resolution of the WW Champion lawsuit, which did not recur. Financial service charges increased by $30, driven by higher foreign exchange activity associated with Brazilian operations. Various other costs accounted for the remaining $36 decrease.

Adjusted EBITDA

The following is a reconciliation of net income to Adjusted EBITDA for the nine months ended September 30, 2026, and 2025:

	Nine Months Ended
	September 30,
	2026	2025
Net income (loss)	$1,100	$(382)

Add (Deduct): Interest (income) expense, net	182	(16)
Add: Income tax expense	72	23
Add: Depreciation and amortization	597	449
Add: Share-based compensation	562	241
Add: Loss (gain) on sale of asset	15	(12)
Add: (Gain) on litigation settlement	–	(333)
Add: Restructuring costs	–	279

Adjusted EBITDA	$2,528	$249

Adjusted EBITDA increased by $2,279 for the nine months ended September 30, 2026, due to higher net income and larger add-backs. Net income increased by $1,482, primarily due to higher project throughput without a corresponding increase in overhead and SG&A expenses, and the absence of the one-time OMSi write-off recorded in the prior-year period. Borrowings under the nFusion facility increased net interest expense, which raised the interest add-back by $198. Share-based compensation increased by $321, reflecting improved financial performance and commissions earned on new project bookings. The depreciation and amortization add-back increased by $148 due to recently purchased fixed assets placed into service. Other items completed the remaining $130.

Depreciation and amortization include amortization of intangible assets, which is excluded from depreciation expense disclosed in the Property and Equipment footnote.

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

On May 19, 2026, we entered into a Loan and Security Agreement with nFusion, pursuant to which nFusion will make revolving loans to the Company from time to time, in amounts determined by nFusion in its good faith business judgment, up to a maximum credit limit of $5,000. The facility is asset-based, and advances are subject to the weekly delivery of borrowing base certificates. The facility has an initial term of 12 months and is scheduled to mature in May 2027. The Company also entered into a The Company expects the facility to be renewed at that time, although renewal remains subject to the terms of the agreement and the parties’ mutual agreement.

Subsequent to September 30, 2026, the Company obtained additional liquidity through two transactions. On October 7, 2026, the Company entered into an equipment financing arrangement with 36th Street Capital Partners, LLC, providing $1,122 in financing proceeds designated for specific equipment purchases and related vendor obligations. The financing requires monthly payments of approximately $33 over a 42-month term. Additionally, on October 29, 2026, the Company completed a private placement, generating $5,624 in gross proceeds before placement agent fees and other offering expenses. The Company intends to use the net proceeds from the private placement for working capital and general corporate purposes, including investments in rental equipment. For additional information regarding these transactions, refer to Note 14, Subsequent Events, to the unaudited condensed consolidated financial statements.

The Company’s principal liquidity needs are to fund ongoing operations, working capital, and capital expenditures. During the nine months ended September 30, 2026, cash decreased by $974. Net cash used in operating activities totaled $1,055, primarily driven by an increase in accounts receivable. Net cash used in investing activities was $2,914, primarily related to capital expenditures, patent costs, and internal software development. Net cash provided by financing activities was $2,998 and included net payments of $541 to extinguish the Purchase and Sale Agreement/Security Agreement with Zions Bancorporation, N.A., d/b/a Amegy Bank Business Credit Factoring Agreement, net borrowings of $3,499 under the nFusion facility, and $24 of other items. The effect of exchange rate changes on cash equaled a use of $19.

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

Recently Issued Accounting Standards

Refer to Note 1 in Part II. Item 8. “Financial Statements and Supplemental Data,” in our Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of recently issued accounting standards. There have been no significant changes to the status or expected impact of these standards during the nine months ended September 30, 2026.

Litigation

OMSi Lawsuit

In December 2024, the Company performed work under purchase orders with OMS International Limited (“OMSi”), a UK-based subsea engineering firm. The Company successfully completed the project in March 2025 and issued invoices totaling $569. OMSi has not remitted payment on the outstanding invoices and has not responded to the Company’s repeated requests for payment.

On September 29, 2025, the Company filed a civil action against OMSi in the United States District Court for the Southern District of Texas seeking to recover the unpaid amounts. For the quarter ended September 30, 2025, the Company recorded a reserve of $569 in Allowance for Credit Losses. The Company received a judgment against OMSi in January 2026 in the amount of approximately $575 and is pursuing full recovery. The Company will adjust the reserve as new information becomes available.

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

The Company’s management, with the participation of the principal executive and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the principal executive and principal financial officer, have concluded there were no changes in internal control over financial reporting during the nine months ended September 30, 2026.

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

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOIL ENERGY SOLUTIONS, INC.

November 13, 2026	/s/ Erik Wiik
Date	Erik Wiik
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2026	/s/ Kurt Keller
Date	Kurt Keller
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

31.1*	Certification of Erik Wiik, President and Chief Executive Officer, furnished pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Kurt Keller, Chief Financial Officer, furnished pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Statement of Erik Wiik, President and Chief Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Statement of Kurt Keller, Chief Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

______________________________

* Filed or furnished herewith.

